Form 10-Q
period 2001-03-31
CYBER VITAMIN COM
filed 2001-05-16
CIK 1119643

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended March 31, 2001

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                        COMMISSION FILE NUMBER: 333-44398
                                                --------

                               CYBER-VITAMIN.COM
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)



          California                                   91-2021600
----------------------------------             ----------------------------
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)


                           79881 A Country Club Drive
                        Bermuda Dunes, California 92201
                                 (800) 929-6147
-------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                                      NONE
          --------------------------------------------------------------
          Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                   ---     ---

The number of shares of the registrant's common stock as of March 31, 2001:
2,974,200 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---

                             TABLE OF CONTENTS
                             -----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet
(b)      Statement of Operations
(c)      Statement of Changes in Financial Position
(d)      Statement of Shareholders' Equity
(e)      Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE


                                            CYBER-VITAMIN.COM
                                      (A DEVELOPMENT STAGE COMPANY)
                                             BALANCE SHEETS


                                                        March 31, 2001      December 31, 2000
                                                        --------------      -----------------
Assets: ............................................      $  --                    $  --
                                                          =======                  =======
Liabilities - Accounts Payable .....................      $  --                    $  --
                                                          -------
Stockholders' Equity:
 common stock, Par value $.001

    Authorized 100,000,000 shares,
    Issued 1,950,000 shares at December 31, 2000           1,950                     1,950
  Paid-In Capital ..................................          --                      --
  Deficit accumulated during development stage            (1,950)                   (1,950)
                                                           ------                   -------
     Total Stockholders' Equity ....................         --                       --
                                                           -------                  -------
     Total Liabilities and

       Stockholders' Equity ........................      $  --                    $  --
                                                           =======                  =======




                      These notes are an integral part of these financial statements.

                                            CYBER-VITAMIN.COM
                                      (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF OPERATIONS

                                                                       For the period
                                                                       inception
                                                                       February 1, 2000 to
                                                  March 31, 2001       December 31, 2000
                                                  --------------       -----------------

Revenues: ..................................      $         --          $         --

Expenses:

Professional fees                                 $         --          $      1,000

General and Administrative Expenses: ....                1,950                 1,950

Total                                                    1,950                 1,950
                                                         -----                 -----

     Net Loss ..............................      $     (1,950)         $     (1,950)
                                                         -----                 -----
Loss per share .............................      $         --          $         --
                                                         =====          =============


                The accompanying notes are an integral part of these financial statements.









                                            Cyber-Vitamin.com
                                      (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF STOCKHOLDERS' EQUITY
                                   FOR  FOR THE PERIOD OF INCEPTION
                                   (FEBRUARY 1, 2000) TO MARCH 31, 2001


                           Common stock                   Additional
                           Number of Shares     Amount      Paid in       Retained
                                                            Capital       (Deficit)  Total
                          -------------------   ------      --------      ---------  -----

Common stocks issued        1,950,000           $1,950      $ --           $ 1,950   $  --

Net loss for
Balance 03/31/2001          1,950,000           $1,950      $ --           $ (1,950) $  --
                          -------------------   ------      --------      ---------  ------









                The accompanying notes are an integral part of these financial statements.




                                            CYBER-VITAMIN.COM
                                      (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF CASH FLOWS

                                                                                 For the period
                                                                                 inception
                                                                                 February 1, 2000 to
                                                        March 31, 2001           December 31, 2000
                                                        --------------           -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Operating Activities
Net Loss ............................................   $       -                  $(1,950)
                                                         ---------                 --------
  Net Cash Used provided by operating activities . ...  $       -                   (1,950)
                                                         ---------                 --------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Common stocks issued                                            0                    1,950
                                                         ---------                 --------
Net Cash Provided by
  Financing Activities ..............................           0                    1,950
                                                         ---------                 --------
Cash and Cash Equivalents
  at Beginning of Period ............................      --                           --
                                                         ---------                 --------
Cash and Cash Equivalents
  at End of Period .................................. $   --                            --
                                                         =========                 ========


                The accompanying notes are an integral part of these financial statements.

                               CYBER-VITAMIN.COM
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                  FROM 2/1/00 (INCEPTION) TO MARCH 31, 2001


NOTE 1. DESCRIPTION OF THE BUSINESS
Cyber-Vitamin was incorporated under the laws of the state of California on February 1, 2000, under the original name of Exotic-Bird.com. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of California including, without limitation, to provide sales of vitamins on the Internet.

Cyber-Vitamin has been in the development stage since its formation on February 1, 2000. Planned principal operations have only recently commenced since then, but Cyber-Vitamin has not generated any significant revenue.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

A.  Cyber-Vitamin uses the accrual method of accounting.

B. Revenues and are recognized and recorded when ordered goods are paid for by credit card. Expenses are realized and recorded when invoiced.

C. Cyber-Vitamin considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. Cyber-Vitamin currently has no cash equivalents.

D. Basic and Diluted Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.

E. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3. INCOME TAXES

Cyber-Vitamin has adopted the provisions of SFAS No. 109 "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Cyber-Vitamin has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met.

Cyber-Vitamin shares office space and telephone services of the President of Cyber-Vitamin at no charge.

NOTE 4.    GOING CONCERN

The Company has nominal assets and no current operations with which  to create
operating capital.   The Company has accumulated deficits of $1,950 at
December 31, 2000. The Company seeks to raise operating capital to promote and advertise its web site in an offering of its common stock on Form SB-2. The company's plan specifies a minimum amount of $10,000 in operating capital to operate for the next 12 months. However, there can be no assurance that such offering will be successful.

NOTE 5.  FISCAL YEAR END. Cyber-Vitamin's fiscal year end is December 31st.

NOTE 6. RELATED PARTY TRANSACTIONS. Cyber-Vitamin issued unregistered common stock to its President, in exchange for services as President, Secretary and Treasurer, and to non management consultants and employees in exchange for their services. The issuance of shares were recorded at their fair market value of par value. This is deemed appropriate, rather than recording the issuance of shares at the offering price, since Cyber-Vitamin's shares have no current book value.

       -----------------------------------------------------------------
       -----------------------------------------------------------------

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The Company is engaged in the business of selling vitamins on the Internet. The Company has recently commenced operations, has no revenue to date, and comparative information is not available.


Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.

 a)      Exhibits                                             NONE
 b)      Reports on 8K                                        NONE

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBER-VITAMIN.COM

Dated:    April 27, 2001            By:          Robert Tom Yarbray
                                                ---------------------
                                                 Robert Tom Yarbray, President



Dated:    April 27, 201             By:    George R. White
                                        ------------------------------
                                           George R. White
                                           Chief Financial Officer