Form 10-Q
period 2001-06-30
CYBER VITAMIN COM
filed 2001-08-07
CIK 1119643

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended June 30, 2001

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

The number of shares of the registrant's common stock as of June 30, 2001:
2,000,000 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE


                                            CYBER-VITAMIN.COM
                                      (A DEVELOPMENT STAGE COMPANY)
                                             BALANCE SHEETS

                                                       December 31, 2000        June 30, 2001
                                                       -----------------        -------------
Assets: ............................................      $  --                    $  --
                                                          =======                  =======
Liabilities - Accounts Payable .....................      $  --                    $  --
                                                          -------                  -------
Stockholders' Equity:
 common stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,950,000 shares at December 31, 2000
     and 2,000,000 at June 30, 2001                        1,950                     1,975
  Paid-In Capital ..................................          --                    24,975
Net loss profit                                           (1,950)                   25,070
                                                           ------                   -------
     Total Stockholders' Equity ....................         --                       --
                                                           -------                  -------
     Total Liabilities and

       Stockholders' Equity ........................      $  --                    $  --
                                                           =======                  =======




                      These notes are an integral part of these financial statements.

                                            CYBER-VITAMIN.COM
                                      (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF OPERATIONS


                                                  June 30, 2000        June 30, 2001
                                                  --------------       -------------

Revenues: ..................................      $         --          $         --

Expenses:

Professional fees                                 $      1,000          $      5,000

General and Administrative Expenses: ....                  950                20,000

Total                                                    1,950                25,000
                                                         -----                 -----

     Net Loss ..............................      $     (1,950)         $    (25,000)
                                                         -----                 -----
Loss per share .............................      $         --          $      (.01)
                                                         =====          =============


                The accompanying notes are an integral part of these financial statements.












                                            CYBER-VITAMIN.COM
                                      (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF STOCKHOLDERS' EQUITY
                                      JUNE 30, 2000 AND JUNE 30, 2001

                           Common stock                     Additional
                           Number of Shares     Amount      Paid in       Retained
                                                            Capital       (Deficit)  Total
                          -------------------   ------      --------      ---------  -----

Common stocks issued        1,950,000           $1,950      $ --           $ 1,950   $  --

Net loss for
Balance 03/31/2001          1,950,000           $1,950      $ --           $ (1,950) $
 Common stocks issued
  June 30, 2001                50,000           $   25      $ 24,975
Net Loss June 30, 2001                                                     $(25,000) ($25,000)
Balance June 30, 2001       2,000,000           $1,975      $ 24,975       $(26,950) ( 26,950)
                          -------------------   ------      --------      ---------  ---------









                The accompanying notes are an integral part of these financial statements.




                                            CYBER-VITAMIN.COM
                                      (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF CASH FLOWS

                                                        June 30, 2000           June 30, 2001
                                                        --------------          -------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Operating Activities
Net Loss ............................................    $(1,950)                    (25,000)
                                                           ---------                 --------
  Net Cash (Used) provided by operating activities ...    (1,950)                       -0-
                                                           ---------                 --------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Common stocks issued                                       1,950                          25
                                                           ---------                 --------
Net Cash Provided by
  Financing Activities ..............................      1,950                      24,975
                                                           ---------                 --------
Cash and Cash Equivalents
  at Beginning of Period ............................        --                       24,975
                                                           ---------                 --------
Cash and Cash Equivalents
  at End of Period ..................................    $   --                            --
                                                           =========                 ========


                The accompanying notes are an integral part of these financial statements.



                               CYBER-VITAMIN.COM
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


                                    GENERAL
                                    -------

CYBER-VITAMIN.COM, (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their registration statement on Form SB-2.


                             UNAUDITED INFORMATION
                             ---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

In this report references to  "we," "us," and "our" refer to CYBER-VITAMIN.COM.


                          FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within CYBER-VITAMIN.COM's control. These factors include but are not limited to economic conditions generally and in the industries in which CYBER-VITAMIN.COM may participate; competition within CYBER-VITAMIN.COM's chosen industry, including competition from much larger competitors; technological advances and failure by CYBER-VITAMIN.COM to successfully develop business relationships.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the six months ended June 30, 2001 was $25,000, compared to a net loss of $1,950 for the same period of 2000. A comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

Liquidity and Capital Resources

As of June 30, 2001, we had $0 cash on hand and total current liabilities of $0. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended June 30, 2001 and the period June 30, 2000 would not be meaningful.


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

                                                CYBER-VITAMIN.COM

Dated:    August 6, 2001            By:          Robert Yarbray
                                                ------------------------------
                                                 Robert Yarbray, President