Form 10-Q
period 2001-09-30
CYBER VITAMIN COM
filed 2001-10-18
CIK 1119643

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended September 30, 2001

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

The number of shares of the registrant's common stock as of September 30, 2001:
2,000,000 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE


                                            CYBER-VITAMIN.COM
                                      (A DEVELOPMENT STAGE COMPANY)
                                             BALANCE SHEETS

                                                       December 31, 2000        September 30, 2001
                                                       -----------------        ------------------
Assets: ............................................      $  --                    $  --
                                                          =======                  =======
Liabilities - Accounts Payable .....................      $  --                    $  --
                                                          -------                  -------
Stockholders' Equity:
 common stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,950,000 shares at December 31, 2000
     and 2,000,000 at September 30, 2001                   1,950                     1,975
  Paid-In Capital ..................................          --                    24,975
Net loss profit                                           (1,950)                   25,070
                                                           ------                   -------
     Total Stockholders' Equity ....................         --                       --
                                                           -------                  -------
     Total Liabilities and

       Stockholders' Equity ........................      $  --                    $  --
                                                           =======                  =======




                      These notes are an integral part of these financial statements.

                                            CYBER-VITAMIN.COM
                                      (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF OPERATIONS


                                                  June 30, 2000        September 30, 2001
                                                  -------------        ------------------

Revenues: ..................................      $         --          $         --

Expenses:

Professional fees                                 $      1,000          $      5,000

General and Administrative Expenses: ....                  950                20,000

Total                                                    1,950                25,000
                                                         -----                 -----

     Net Loss ..............................      $     (1,950)         $    (25,000)
                                                         -----                 -----
Loss per share .............................      $         --          $      (.01)
                                                         =====          =============


                The accompanying notes are an integral part of these financial statements.












                                            CYBER-VITAMIN.COM
                                      (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF STOCKHOLDERS' EQUITY
                                   JUNE 30, 2000 AND SEPTEMBER 30, 2001

                                Common stock                     Additional
                                Number of Shares     Amount      Paid in       Retained
                                                                 Capital       (Deficit)  Total
                               -------------------   ------      --------      ---------  -----

Common stocks issued             1,950,000           $1,950      $ --           $ 1,950   $  --

Net loss for
Balance 03/31/2001               1,950,000           $1,950      $ --           $ (1,950) $
 Common stocks issued
  September 30, 2001                50,000           $   25      $ 24,975
Net Loss September 30, 2001                                                     $(25,000) ($25,000)
Balance September 30, 2001       2,000,000           $1,975      $ 24,975       $(26,950) ( 26,950)
                              -------------------    ------      --------      ---------  ---------









                The accompanying notes are an integral part of these financial statements.




                                            CYBER-VITAMIN.COM
                                      (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF CASH FLOWS

                                                        September 30, 2000      June 30, 2001
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



                               CYBER-VITAMIN.COM
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2001


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the nine months ended September 30, 2001 was $25,000, compared to a net loss of $1,950 for the same period of 2000. A comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

Liquidity and Capital Resources

As of September 30, 2001, we had $0 cash on hand and total current liabilities of $0. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended September 30, 2001 and the period September 30, 2000 would not be meaningful.


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

                                                CYBER-VITAMIN.COM

Dated:   October 16, 2001            By:         Robert Yarbray
                                                ------------------------------
                                                 Robert Yarbray, President