Form 10KSB
period 2001-12-31
NUTRA PHARMA CORP
filed 2002-04-02
CIK 1119643

U.S. SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

                       FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                     DECEMBER 31, 2001


                     Nutra Pharma Corp.
           (Exact name of issuer in its charter)


     California                          91-2021600
  (State of Incorporation)          (I.R.S. Employer
                                          I.D. No.:)


                    6505 216th Street SW, Suite 105
                    Mountlake Terrace, WA 98004
                        (425) 673-7595 phone
                        (425) 775-6734 fax

  (Address and telephone number of principal executive offices)
                             --------------------------

  SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE
  ACT:

  None

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

  Title of each class to be so registered

  Common Stock

  Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
  No
       -----    -----


  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.
  [  ]

  The issuer's revenues for the Fiscal Year ended December 31, 2001 were $0 The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 2001, computed by reference to the market value of the registrant's common stock according to the over-the-counter bulletin board, administered by the NASD, was approximately $as arbitrarily determined by the board of directors, was approximately $133,500,000.

  As at December 31, 2001, there were 44,500,000 shares of the issuer's common stock outstanding.

  Transitional Small Business Disclosure Format (check one)
  Yes     No X
                                                            --
  ---   -----

    TABLE OF CONTENTS
                                 -----------------
  PART I
  ------

  Item 1     Description of Business .............   3

  Item 2     Description of Property..............   6

  Item 3     Legal Proceedings ...................   6

  Item 4     Submission of Matters to a
             Vote of Security Holders.............   6
  PART II

  Item 5     Market for Common Equity and
             Related Stockholder Matters .........   7

  Item 6     Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations ...........   9

  Item 7     Financial Statements and
             Supplementary Data ..................  10

  Item 8     Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure ................  10





  PART III

  Item 9     Directors and Executive Officers
             of the Registrant ..................   10

  Item 10    Executive Compensation .............   11

  Item 11    Security Ownership of Certain
             Beneficial Owners and Management ...   12

  Item 12    Certain Relationships and
             Related Transactions ...............   13

  Item 13    Exhibits and Reports on Form 8-K ...   13

  SIGNATURES ....................................   19


  PART 1
  ------
            FORWARD LOOKING STATEMENTS

  This annual report statement contains forward-looking statements. Nutra Pharma's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.




  ITEM 1.   DESCRIPTION OF BUSINESS

  IN GENERAL

   Nutra Pharma Corp., ("Nutra Pharma") is a development stage corporation, organized under the laws of the state of California on February 1, 2000. Nutra Pharma is engaged in the business of the development of botanical medicinal compounds. Our first compound slated for development is referred to as WD-667, which has been identified as being effective for the acceleration of the healing of chronic ulcers; both venostatic and vascular; diabetic ulcers, pressure sores, complicated post-traumatic and post-surgical wounds, and may also be effective in the treatment of psoriasis, acne, burns, and other skin diseases. WD-667 will be incorporated into the appropriate wound-healing vehicle or device for each of its applications. We are also developing nutritional supplements from the compound for improvement of the immune system and to increase endurance in athletic performance. The compound also has potential applications in the areas of livestock feed and veterinary care.

  Our plan of operations is to develop, after obtaining appropriate patent protection, products from the compound in which all of the indications have so far been proven effective, while continuing our research and development into possible further uses, as well as the basic chemistry, mechanism of action and effects at both the cellular and molecular level of the compound. We are seeking to fully develop the applications for which we have conclusive evidence that the compound works, some of which could have a short development period, since the WD-667 has proven safe and effective and no side effects have been noted either when applied topically or taken internally. Furthermore, the wound healing devices incorporating WD-667 may qualify for FDA 510k classification or a 510k exemption. Qualifying for this classification would significantly diminish WD-667's development time.

  By extrapolation, we expect that this compound will work on animal wound healing, for horses and other livestock, and, since development in that area is faster, we may decide to develop some of these products to generate some of the income needed to fuel our human research. However, our research and development for the human applications will take precedence. We also have the option to fully explore and develop the use of the compound as an animal feed additive.

  Government approval is necessary for Nutra Pharma's business, and government regulations could have a considerable impact on our business, depending upon whether the products we choose to patent and market are considered to be nutritional supplements, animal feed additives, or products for human or animal healing applications.


  Nutra Pharma booked a negligible amount of research and development costs in the fiscal year ended December 31, 2001, and plans to book significant research and development costs in the next three years, but expects to book these costs as development costs and we do not expect to pass these costs pro rata on to our customers, but to recover them over time at the price that our products will bear on the consumer market.

  Nutra Pharma's mailing address and the address of its principal offices is 6505 216th Street NW, Suite 105, Mountlake Terrace, Washington 98043, and the telephone number of its principal executive office is (425) 673-7595;
  Fax: (425) 775-6734.

                        THE INDUSTRY

  Biotechnology will likely have the greatest impact on life over the next century with the advent of new drugs and the understanding and exploitation of the human genome. The increased in aged among of the population has increased demand for life improving drugs. In 1990 there were 22 million Americans aged 55 or older. By 2000, this figure had increased to 59 million and it is expected to reach 75 million by the end of the decade.

  There are approximately 4,000 biotech companies operating around the world today. World markets in biotechnology-derived products are growing by an estimated 30% per annum, and was estimated at over $140 billion in 2000. Worldwide, the biotech market is expected to reach $1 trillion in the next few years.

  American consumers spent nearly $100 billion on prescription drugs last year, more than double what the nation spent in 1990. The number of drugs in testing has increased dramatically. There are more than 350 biotechnology drug products and vaccines currently in human clinical trials and hundreds more in early development in the U.S. The number of patents issued annually to biotech companies has climbed from approximately 1,500 in 1985 to more than 9,000 in 1998.

  Nearly three times as many biotech medicines were approved in the last six years than during the previous 13 years combined. It is estimated that 30 biotech companies will be
  profitable this year.   In 1996, the market capitalization
  of the industry was less than $50 billion. In June of 2000, the capitalization was estimated at more than $350 billion.

  The increase in the biotech industry is being fueled by many factors. Expedited FDA Approval procedures were implemented during the Clinton Administration, reducing the average clinical testing period from 15 years to 5 years. During the 10 year period between 1976 and 1985 the FDA approved just 198 new drugs. Last year alone, the number of new drug approvals increased to 160. That figure is expected to climb even higher in 2002. At present, an astonishing 643 new pharmaceuticals are nearing the final stages of the FDA's testing and approval process.



  PRODUCTS IN DEVELOPMENT

  We currently develop proprietary technologies for the manufacture of complex medicinal botanical extracts.
  Through our extraction and manufacturing technology, togther with the proprietary and patentable formulations of these botanical extracts, we have been able to accomplish what until now could only be achieved through synthetic means; products of organic origin that are pharmaceutical grade, safe and efficacious as they are, without the loss of the synergistic medicinal properties attributable to the many components found in most botanicals, which are often lost through purification and synthetic processes, and which are consistent from one batch to the next, and produced in abundant quantities from renewable sources. Through the pursuit of the basic research prompted by the remarkable medicinal properties attributable to these botanical extracts, we not only achieve marketable products now, but have a clear avenue for new pharmaceutical technology.



  We have entered into a joint venture with TerraBioPharma,S.A., a Panamanian corporation, in order to develop products from a botanical compound owned by TerraBioPharma and now termed "WD-667," which compound has been found in preliminary experiments to be efficacious in the treatment of wounds. Our joint venture with TerraBioPharma is intended to produce products for human and animal wound healing, human nutritional products, and animal feed products.

  Terra BioPharma owns the intellectual property, proprietary processes and formulas of WD-667. Nutra Pharma Corp. has entered into a joint venture agreement with Terra BioPharma for the development of compound WD-667, and the agreement gives Nutra Pharma the right to ownership of 50% of the patents for all uses developed from the compound, by reason of Nutra Pharma's 50% ownership with Terra BioPharma of the subsidiary which will hold title to all of the use patents. Nutra Pharma Corp. also holds the exclusive worldwide marketing and distribution rights over the compound and its derivative products, as well as the right to all revenue from all products developed from the compound, subject to the obligation to pay Terra BioPharma for the processed compound and a 3% royalty on gross sales. Terra BioPharma will manufacture the raw product, according to FDA approved, current Good Manufacturing Practices, or cGMP, in their facilities in Central America. After that, the raw prodcut will be shipped to our manufacturing facility in the United States for final product development, manufacture and distribution. The product from our U.S. manufacturing facilities will then be used in all the appropriate clinical trials to be conducted in the United States.


  Medicinal products for human use

  WD-667 is a medicinal compound which has been shown in pre-clinical studies to:

       - enable the healing of previously untreatable chronic ulcers of the skin, both in diabetic and non-diabetic patients, which have failed all other modes of treatment


       -greatly accelerate the healing process for open complicated wounds, including complicated, infected, post-surgical wounds, as well as wounds that have remained chronically open for several years

       -facilitate the surgical closure of chronic, complicated wounds that were not candidates for grafting before the application of the product

       -in some cases, actually re-generate tissue, where tissue has been lost due to injury

       -treat chronic skin conditions such as acne and psoriasis

       -assist in the healing of bedsores

       -improve the quality of healing, with better final scarring

       -reverse the torpid course of complicated burns, with better resolution and scarring.

  WD-667 has also shown promise as a value-added livestock feed additive, effectively eliminating the need for antibiotics and other potentially harmful feed additives.

  The mechanism of action of WD-667 is currently unknown. At this time the likely mechanism seems to be the blocking of the lectin-carbohydrate interactions that are the necessary first step to both bacterial and viral infection as well as cellular cohesion during healing. This cellular anti-adhesive property would also explain both the natural debridement, or falling off, observed during the initial treatment of wounds; obviating the need for surgical debridement of wounds, i.e. cutting the dead tissue with a scalpel; and the promising results observed to date on psoriasis. Some other effects observed are not so easily explained, such as the regeneration observed on the partial amputation of digits treated, the return of sensation to previously anesthetic; or insensitive, without nerve sensation; wounds, the return of blood flow to previously necrotic or dead areas of the wound, as well as the speed and quality of healing, such as skin regeneration with greatly reduced and sometimes absent shrinkage observed on the final scar left after healing. The unusual effects produced by the compound have not been previously observed with any other product currently on the market. This makes for the development of new pharmaceutical technology.

  Whatever the final mechanism of action of WD-667 turns out to be, the fact that we currently do not know what it is will not be an impediment in WD-667's development. The FDA does not strictly require the elucidation of a mechanism of action. The main requirement is that the product be proven safe and effective as claimed, according to standard and internationally accepted scientific methodology. Furthermore, WD-667 works as is; i.e., all the product used in the preliminary testing was applied directly on the wounds without submitting it to any process other that the granulating necessary for the making of the poultice; and is consistent from one batch to the next under current manufacturing procedures. It has shown no toxicity or significant side effects to date. It can be manufactured in large quantities from renewable sources and has a long shelf life;at least 6 months and probably indefinitely if vacuum packaged and refrigerated; which allows for stock build-up.



  Nutrition and Health:

  The following research is underway to test some newly discovered and inferred benefits of products which can be derived from the WD-667 compound:


  Health supplements: the compound has been shown to strengthen the immune system and provide a natural energy boost

  Athletic supplements: the compound has been shown to boost athletic performance for endurance athletes.


  Potential products for animal use

  The possible uses of WD-667 for animal healing and as a livestock feed additive have not yet been explored or tested, but the research we have conducted relative to the compound in the realm of human remedies has led us to believe that the following products for animal use could be developed from the compound.


  Veterinarian:

  Possible uses of the compound for the treatment of open wounds on horses and other livestock has not yet ben explored or tested, but the results of our human research lead us to believe that the compound may have veterinary applications as well, in the form of veterinary wound healing devices.

  Livestock feed:

  Our research in the area of nutritional supplements has led us to believe that the compound may be developed into a product which may replace the standard antibiotic and hormone additive used in common chicken feed. This natural, probably bacteriostatic agent will enable poultry, for example, to be labeled as "Free of Antibiotic and Hormones", which gives an increase in perceived value to the consumer.




                             PATENTS

  We have no patents on any of our products in development, but are in the process of patenting each product first in the United States, with international patent applications thereafter. We have no trademarks or copyrights at this time, but we have filed for registration of our trade name, "Nutra Pharma," with the principal register of the U.S.
  Patent and Trademark Office.   There can be no assurance
  that the trademark will be included on the principal register.


                      GOVERNMENT REGULATION

  Although WD-667 appears to be efficacious in its present form, the product form is a crude botanical extract in need of further development before it can be commercialized. Because one of the necessary steps is to find the appropriate delivery vehicle for the product, the emphasis here will be in submitting the necessary documents to the United States Food and Drug Administration once the vehicle plus the extract have been formed into a wound covering device.

  There are two primary pathways for commercialization of wound care products, and both are regulated by the FDA. One pathway is for drug products. A ""drug"" is defined as any compound containing pharmacologically active ingredients.
  Section 201(h) of the Federal Food Drug & Cosmetic (FD&C)
  Act defines a drug as:

  "Active ingredient means any component that is intended to furnish pharmacological activity or other direct effect in the diagnosis, cure, mitigation, treatment, or prevention of disease, or to affect the structure or any function of the body of man or other animals. The term includes those components that may undergo chemical change in the manufacture of the drug product and be present in the drug product in a modified form intended to furnish the specified activity or effect. . .If the primary intended use of the product is achieved through chemical action or by being metabolized by the body, the product is usually a drug."

  The other pathway for development of our products are medical devices. A medical device is subject to premarketing and postmarketing regulatory controls. According to the FDA, a "device"" is:

  "an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory which is:

       -recognized in the official National Formulary, or the United States Pharmacopoeia, or any supplement to them,

       -intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or

       -intended to affect the structure or any function of the body of man or other animals, and which does not achieve any of it's primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes."

  WD-667 may be positioned as either a drug or device depending on if the primary intended use of the product is achieved through chemical action or by being metabolized by the body, or neither.

  Classification as a drug would mean that WD-667 has a direct physiological effect on the cells, and that it could be absorbed or metabolized by the body. Classification as a device would mean that WD-667 is part of a wound covering device, not absorbed or metabolized by the body and, not affecting the body's physiology directly, but acting more as a facilitator of healing. Given the results of preliminary analysis, we are confident that WD-667 will meet the definition of a device since it is unlikely that this product is absorbed by the body when it is applied topically.

  When regulated as a drug, botanicals are generally either starting materials for the production of active pharmaceutical ingredients or drug substances for use as ingredients in dosage forms. Traditionally, before Botanicals are used in drug manufacturing it is important that the active ingredients that provide the pharmacological properties be identified.

  We intend to take the route of WD-667 being a wound-covering device. The reason for this approach is that wound care devices do not have to proceed with the whole Investigational New Drug, or IND to New Drug Application, or NDA process required for drugs, but rather would take the medical device approval pathway. To the final user and the doctors, however, this process will be indistinguishable and marketing can proceed along the permissible guidelines.

  Currently, in order to market such the WD-667 wound-covering device, we must supply valid scientific evidence of the safety and effectiveness of the dressing for the product. Depending on the claims and substantial equivalence, this may require a submission to FDA. In the event a submission would be required, the required documentation would include manufacturing information, preclinical studies, and clinical data. Clinical data demonstrating the safety and effectiveness of the device will also be gathered under the provisions of the IDE regulations contained in 21 CFR 812.

  The main steps for pursuing WD-667 as a medical device are as follows:

       - Identification of the predicate devices

       - Developing specifications of all material components of the device including the base material, adhesive, preservatives, if any, and drug/botanical components

       - Performing Biocompatibility testing

       - Performing tests to support claims such as "nonpyrogenic" or "hypoallergenic"

       - Sterilization Validation

       - Adherence to the QSR including manufacturing and product development

       - Clinical Trials

       - Justification for pre-marketing approval, or PMA, 510K or 510K exemption

  What follows is a high level description of the intended development plan with a summary at the end showing the projected timeline. The following development plan assumes that appropriate patent protection has been applied for and is in the process of being granted.

  Identification of the predicate devices:

  Devices that are similar will be evaluated and the physical dimensions, materials, and physical properties of the devices will be documented. A table comparing the similarities and differences between the device and predicate devices of this type will be established.

  Biocompatibility Testing:

  Prior to the incorporation of the product into any delivery vehicle, WD-667 will be tested for biocompatibility. Although no significant side effects have been found to date, including allergic reactions or worsening of the condition, biocompatibility testing is a necessary step in documenting the safety of materials used to produce WD-667. The appropriate laboratories are being contacted to obtain the necessary safety data, according to standards and methodology accepted by the industry. The final product is likewise tested for Biocompatibility.

  Testing to support claims such as "nonpyrogenic" or "hypoallergenic"

  If the device is to be labeled "pyrogen free" or "nonpyrogenic," the USP Pyrogen Test or rabbit rest is performed on the final end product. Similarly, if the device is to be labeled "hypoallergenic", we will subject the dressing to a skin sensitization test known as the Modified Draize Repeat Insult Patch Test. This test must be performed on at least 200 randomly chosen individuals who have completed the test. A "negative" test result would qualify the product for the "hypoallergenic" claim. To be noted, however, is that the Center for Devices and Radiological Health is currently reviewing the suitability of this claim as applied to all medical devices. Therefore, it is possible that this claim may not be permitted for any medical devices in the future, including wound dressings, or that requirements for maintaining the claim may be changed.

  Sterlization Validation:

  In general, a Sterility Assurance Level or SAL of 10-6 is required for all devices unless there is substantial justification for not being able to achieve this level. We will be identifying the method of sterilization, the method that will be used to validate the sterilization cycle, the sterility assurance level to be achieved and the product release criteria.

  Manufacturing:

  Current manufacturing is in the process of being upgraded to meet good manufacturing practice standards, or cGMP. GMP is a pre-requisite for all drugs and medical devices, regardless of their classification, as well as the incorporation of WD-667 into any vehicle for its delivery to the wound. In order for us to be certain that we are in compliance throughout all the levels of the manufacturing process, the services of a consultant have been retained, an expert in the area of pharmaceutical cGMP.

  Product Development:

  Until now, WD-667 has been applied directly onto all the wounds treated during our experiments and preliminary testing. However, it is clear that an appropriate vehicle must be found to optimize its delivery and minimize the amount of product needed. We are confident that this can be accomplished without disruption to the basic chemistry and composition of WD-667. A vehicle will be found that has a minimum potential of affecting the profile of WD-667, neither in its effectiveness nor in its safety. Furthermore, the incorporation of the product onto a vehicle will categorize it as a wound-dressing device, germane to the regulatory issues already discussed.

  Reputable and experienced product development companies, experts in the area of wound care and themselves already compliant with cGMP, are currently being contacted to prepare a comprehensive plan to accomplish the formulation of WD-667 into a final product.

  Clinical Trials:

  In order to prove the efficacy of WD-667, appropriate clinical trials will be conducted according to internationally accepted methodology and based on discussions with the appropriate FDA reviewing division. These clinical trials will have appropriate controls to compare the efficacy of WD-667 to current standard of care. There will also be other arms to the study where the different vehicles proposed, as the wound-covering device will be compared to the raw product used in the experiments and preliminary testing, to ensure that there has been no change in efficacy and safety introduced stemming from the vehicles themselves.

  Health Research Associates, an Outcomes Research
  Organization, has been hired to design and implement the appropriate clinical trials, data collection and analysis and the writing of the final report.

  PMA, 510k and 510 K Exemption:

  We are confident that WD-667 plus its delivery vehicle, will qualify as a wound-dressing device. This qualification will then make the wound-dressing device fall under the FDA guidelines for submitting medical devices for market approval. Qualifying for any of the following classifications does not obviate the need for the usual safety and efficacy data, as well as the cGMP documentation described above. We have secured the services of Northwest Regulatory Support, a company expert in regulatory issues, to help us comply with all the necessary regulatory requirements.

  FDA classifies devices as either Class I/II-exempt, Class
  II, or Class III:

  Class I General Controls
       - With Exemptions
       - Without Exemptions

  Class II General Controls and Special Controls

       - With Exemptions
       - Without Exemptions

  Class III General Controls and Premarket Approval

  Classification identifies the level of regulatory control that is necessary to assure the safety and effectiveness of a medical device. Most importantly, the classification of the device will identify, unless exempt, the marketing process, which consists of either premarket notification under 510(k) or premarket approval, the manufacturer must complete in order to obtain FDA clearance/approval for marketing. Device classification depends on the intended use of the device and also upon indications for use. In addition, classification is risk based, that is, the risk the device poses to the patient and/or the user is a major factor in the class it is assigned. Class I includes devices with the lowest risk and Class III includes those with the greatest risk.

  Class III: Pre-Marketing Approval, or PMA:

  A Premarket Approval or PMA is the most stringent type of device marketing application required by FDA. A PMA is an application submitted to FDA to request clearance to market, or to continue marketing of a Class III medical device. A PMA is usually required for products with which FDA has little previous experience and in such cases where the safety and efficacy must be fully demonstrated on the product. The level of documentation is more extensive than for a 510(k) application and the review timeline is usually longer. Under this level of FDA approval, the manufacturing facility will be inspected as well as the clinical sites where the clinical trials are being or have been conducted. All the appropriate documents have to be compiled and available on demand by the FDA. The manufacturing facility is registered with the FDA and the product or device is registered with the FDA.

  Class II: 510K

  This is one level down from the PMA and it is applied to devices with which the FDA has had previous experience. A 510(k) is a premarketing submission made to FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to premarket approval. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. The legally marketed device to which equivalence is drawn is known as the "predicate" device. Applicants must submit descriptive data and, when necessary, performance data to establish that their device is SE to a predicate device. Again, the data in a 510(k) is to show comparability, that is, substantial equivalency (SE) of a new device to a predicate device. Under this level of approval, the manufacturing facility is registered with the FDA and the product or device is registered with the FDA. Inspections under this classification are possible. All the appropriate cGMP and clinical data backing the claims made must be on file and available on demand by the FDA.

  Class I/II Exemption

  This is the lowest level of scrutiny. Most Class I devices and a few Class II devices are exempt from the premarket notification requirements subject to the limitations on exemptions. However, these devices are not exempt from other general controls. All medical devices must be manufactured under a quality assurance program, be suitable for the intended use, be adequately packaged and properly labeled, and have establishment registration and device listing forms on file with the FDA.

  However, as described above, all the appropriate documentation including cGMP and clinical data supporting the claims being made has to be on hand and available on demand by the FDA. The data must be available to support all the product claims.

  Devices exempt from 510(k) are:

       -Preamendment devices not significantly changed or modified; or

       -Class I/II devices specifically exempted by regulation.

  For purposes of 510(k) decision-making, the term
  "preamendment device" refers to devices legally marketed in the U.S. by a firm before May 28, 1976 and which have not been:

       -Significantly changed or modified since then; and

       -For which a regulation requiring a PMA application has not been published by FDA.

  Devices meeting this description are referred to as "grandfathered" and do not require a 510(k).

  The Food, Drug and Cosmetic Act under section 513(d)(2)(A) authorizes FDA to exempt certain generic types of Class I devices from the premarket notification 510(k) requirement. FDA has exempted over 800 generic types of Class I devices and 60 class II devices from the premarket notification requirement. The 510(k) exemption is with certain limitations, which are so noted in ".9" of each chapter. It is important to confirm the exempt status and any limitations that apply with 21 CFR Parts 862-892.

  If a manufacturer's device falls into a generic category of exempted Class I devices as defined in 21 CFR Parts 862-892, a premarket notification application and FDA clearance is not required before marketing the device in the U.S.

  Projected Development Timeline

  With the help of NWRS, we are confident we will be able to navigate the complex regulatory issues that are facing us at this stage. We are confident that our wound-dressing device will qualify for at least a 510K if not a 510K exemption, providing the product claims are consistent with this classification of product, the materials are demonstrated as safe, and no other drugs or antibiotics, etc. are added to the formulation. Qualifying for a 510K will probably cut the time to market by at least 50%. More specifically, we would expect that the time to market with a 510(k), exempt or otherwise, would cut the time to market by 4-5 years over a NDA.

  With the 510K exemption the product could potentially be
  commercialized within one year. Should the 510K exemption
  not be granted, WD-667 would take 1    3 years to complete
  the "Pre-Market Approval" process.

  However, there are no guarantees that the FDA will accept the classification of our product as a wound-healing device, and may instead classify WD-667 as a drug, demanding that our product proceeds through the IND through NDA process required of any other pharmaceutical. Having to go the IND route usually means at least 5 years of development time and an average of 80 to 100 million USD investment.

  *References: FDA draft guidance, "Guidance For Industry,
  Botanical Drug Products," 8/98
  21 CFR 812

  FDA's "Draft Guidance for the Preparation of an IDE
  Submission for an Interactive Wound and Burn Dressing,"




                           COMPETITION

  The biotechnology market is extremely competitive. In seeking to manufacture, distribute and market the various products we intend to develop from the uses of the WD-667 compound, we face competition from large established pharmaceutical companies such as SmithKline Beecham, Roche, and Eli Lilly and Company, as well as newer biotech companies, such as Cook Biotech, Incorporated, which develops products with some similar applications. All of our potential competitors in this field have considerably greater financial resources than Nutra Pharma Corp.

  These and other efforts by potential competitors may be successful, or other methods which compete with our technologies may be developed.


                            EMPLOYEES

  Nutra Pharma presently employs four management employees, three of which devote their full time efforts to us, and one of which devotes his part time efforts to us, one full time legal employee, and two full time clerical employees.



  ITEM 2. DESCRIPTION OF PROPERTY

  Nutra Pharma rents offices from Health Research Associates, Inc., in Seattle, Washington, inclusive of telephones, utilities and receptionist. It owns the trademark, "Nutra Pharma," which it is presently attempting to have registered on the principal register of the U.S. Patent and Trademark Office. Nutra Pharma considers its current office space suitable for its present needs.


  ITEM 3. LEGAL PROCEEDINGS

  The Company is not subject to any litigation.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Pursuant to a notice of shareholder's meeting and proxy statement filed on October 25, 2001, we held a special shareholders' meeting on November 3, 2001 to approve a 20-1 forward split of our common share capital, to authorize an amendment to the articles of incorporation to provide for up to 20 million preferred shares, the terms of which may be set by the board of directors, to authorize the board of directors to amend the by-laws, and to appoint a provisional board of directors to serve until the next duly held election.


  PART II
  -------

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

  Our common stock was quoted on the over-the-counter bulletin board under the symbol "CYBV" from September 7, 2001 through November 12, 2001. Since November 13, 2001, it has been quoted on the over-the-counter bulletin board under the trading symbol, "NPHC." The high and low sale prices of our common stock were $.50 and $3.00, respectively, during fiscal year 2001. Our common stock has only been quoted during the last quarter of fiscal year 2001, so a discussion of the high and low prices for each quarter is not meaningful. Nutra Pharma considers its Common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock.
  As of December 31, 2001, there were 23 record holders of Nutra Pharma Common Stock.


  The following table sets forth the range of high and low bid information for each full quarterly period of the last fiscal year:


    Period Reported                     Average High Bid   Average Low Bid

    Quarter ended December 31, 2001      $2.08           $.50




  The above quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. Source of information:
  NASDAQ Stock Market Over-The-Counter Bulletin Board.


   PENNY STOCK STATUS

  Our common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

        - Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

        - Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

        - Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

        - The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

  SECURITY HOLDERS

  The approximate number of record holders of shares of the common stock of the Company outstanding as of December 31, 2001 was 23.


   DIVIDENDS

  No dividends have been declared or paid on the Company's common stock.

   ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF
  OPERATIONS


  Results of Operations

  Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the year ended December 31, 2001 was $42,493, compared to a net loss of $1,950 for the comparable period of 2000. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception, and have just recently commenced operations.

  Liquidity and Capital Resources

  As of December 31, 2001, we had $0 cash on hand and total current liabilities of $42,493. We have material commitments in the next twelve months to our joint venture partner. The joint venture agreement calls for the expenditure of $1,750,000 over the twelve months of fiscal year 2002, deducting from that the $42,493 which we have already paid. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders, and by private placements of our common stock, the first of which we commenced on February 18, 2002. However, our principals are not legally obligated to loan us these operating funds, and there can be no assurance that our private placements will be successful. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended December 31, 2001 and the period ended December 31, 2000 would not be meaningful.


  PLAN OF OPERATIONS

  Nutra Pharma presently has limited cash with which to satisfy any future cash requirements, and all of its cash requirements are now being satisfied by contributions from its officers and directors. Nutra Pharma is seeking $5,000,000 from its current private placement of common stock to satisfy its cash requirements for the next 12 months without having to rely on cash contributions from its officers and directors.

  Our plan of operations is to develop, after obtaining appropriate patent protection, products from the compound in which all of the indications have so far been proven effective, while continuing our research and development into possible further uses, as well as the basic chemistry, mechanism of action and effects at both the cellular and molecular level of the compound. We are seeking to fully develop the applications for which we have conclusive evidence that the compound works, some of which could have a short development period, since the WD-667 has proven safe and effective and no side effects have been noted either when applied topically or taken internally. By extrapolation, we expect that this compound will work on animal wound healing, for horses and other livestock, and, since development in that area is faster, we may decide to develop some of these products to generate some of the income needed to fuel our human research. However, our research and development for the human applications will take precedence. We also have the option to fully explore and develop the use of the compound as an animal feed additive.

  We expect to incur research and development costs of $2.9 million over the course of this fiscal year, and we also expect to hire additional personnel as our operations grow. Nutra Pharma is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that Nutra Pharma will be successful in raising the capital it requires through the sale of its common stock.



   ITEM 7. FINANCIAL STATEMENTS

  Information with respect to this item is contained in the financial statements appearing on Item 13 of this Report.
  Such information is incorporated herein by reference.

   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND  FINANCIAL DISCLOSURE

  There have been no changes in or disagreements among our independent accountants in the last fiscal year.




   PART III.
   ---------

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
  PERSONS


  The members of the Board of Directors of Nutra Pharma Corp.
  serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

  The current executive officers, key employees and directors of Nutra Pharma Corp. are:


  Name                          Age             Position
  ----------------             -----            ------------
  Michael D. Flax               47            President,
  Director

  Rafael Gonzalez-Vizoso, M.D.  39          Director,
                                            Medical Director
                                            Chief Science
                                            Officer
  Soram Singh Khalsa, M.D.      50          Director,
                                            Chairman, Medical
                                             Advisory
                                             Committee
  Mona L. Martin                49            Director

  Zirk Engelbrecht              45            Director

  Dr. Antonio Dudley Armstrong 68             Director

  Nancy Volpe                   58
  Secretary/Treasurer

  *Based on positions held as of March 1, 2002.


  Michael D. Flax, D.D.S., M.S., P.A. Dr. Flax is the current president and director of Nutra Pharma Corp. since November 26, 2001. From 1986 to the present, he has been self employed in the practice of Endontics in Coral Springs, Florida. Dr. Flax is a diplomat of the American Board of Endontics, a member of the American Association of Endontics, and a Fellow of the American College of Denists. Since 1991, he has served on the board of Directors of Health Star, Inc., and currently serves as director for Paragon Dental Services, Chief Financial Officer of Life Network Engineering Technologies, Inc., Associate Professor, Graduate Endontic Department at Nova South-eastern University School of Dentistry, Faculty Instructor at the University of Pennsylvania, and Faculty Instructor at Temple University. From 1984 through 1986, Dr. Flax served as a part time faculty instructor at the University of Pennsylvania, School of Dental Medicine; Endontic Dept., and was a sub-contractor for general dentistry in Philadelphia, Pennsylvania. From 1981 through 1983, he was a subcontractor for general dentistry in Florida, Long Island and New York City. He holds a certificate from the University of Pennsylvania School of Dental Medicine in Endontics, 1986, a D.D.S. from Georgetown University Dental School, 1981, an M.S. in chemistry from St. John's University, 1977, and a B.A. major in chemistry, minor in engineering from Miami University in Oxford, Ohio. He is licensed to practice dentistry in the states of Florida, Maryland, New York, Pennsylvania, and the District of Columbia.

  Rafael Gonzalez-Vizoso, M.D., FAAEM. Dr. Gonzalez is one of our directors, since November 26, 2001, and, since November 26, 2001, he has been the Chief Science Officer and Medical Director of Nutra Pharma. He is the current Associate Director of Clinical Research of Health Research Associates, in Seattle, Washington, which designs and supervises research and clinical trials for major pharmaceutical companies, since September, 1996. Since March, 1996, he has also been an Instructor in "Introduction to Clinical Medicine at the University of Washington, School of Medicine in Seattle, Washington. He currently is also an attending physician at Highline Community Hospital and a full partner since 1997 at Highline Emergency Physicians, PLLC, and emergency department subcontracting company. He has also been elected, as of January 1, 2002, to serve for a period of three years on the board of the Highline community Hospital's Health Maintenance and Services Organization. Prior to coming to Seattle. He served as Attending Physician, Northeastern Regional Hospital, Las Vegas, Nevada from July, 1995 through March, 1996. He was employed as Attending Physician, Jordan Hospital, Plymouth, Massachusetts from July, 1994 through February, 1996. He served as Part-time Physician, Jordan Hospital, Plymouth, Massachusetts from February, 1993 through June, 1994. From July, 1993 through June, 1994, he served as Clinical Chief Resident, Department of Emergency Medicine, Boston City Hospital. From June, 1991 through June, 1993, he was House Officer-Resident, Physician-in-training, Department of Emergency Medicine, Boston City Hospital. From June, 1990 through June, 1991, he served as House Officer-Intern, Physician-in-training, Medical-Surgical Internship, Newton-Wellesley Hospital. . Dr. Gonzalez received his M.D. from Harvard Medical School in 1990, and is board certified in Emergency Medicine from the American Board of Emergency Medicine, 1996, and a Fellow of the American Academy of Emergency Medicine. He has been licensed to practice medicine in the State of Washington since 1996, and in the State of Massachusetts since 1992. He received a Bachelor of Arts in Chemistry; cum laude, in 1985 from Brooklyn College.

  Soram Singh Khalsa, M.D. is the current director of the Nutra Pharma Corp. since February 6, 2002 and the Chairman of the Medical Advisory Committee. Dr. Khalsa has been employed since 1977 in the practice of Internal Medicine and Functional Medicine and is the current Medical Director of the Khalsa Medical Clinic in Beverly Hills, California, and he is currently on the medical staff of Cedars Sinai Hospital. From 1976 through 1977, Dr. Khalsa served his residency in Internal Medicine at the Hospital of the Good Samaritan in Los Angeles, California. From 1975 through 1976, he served as a resident of Internal Medicine at St. Luke's Hospital in Cleveland, Ohio. From 2001 to the present, Dr. Khalsa has served as a Member of the Outside Scientific Advisory Board for the Center on Botanical Studies, National Institute of Health, and a Member of the Advisory Board, Jewish Hospice Project, Los Angeles. From 2000 to the present, Dr. Khalsa has served as a Member of the Medical Advisory Board , Great Smokies Diagnostic Laboratory, Asheville, North Carolina. From 1998 to the present, he has served as the Medical Director of East-West Medical Research Institute. From 1997 to 1999 Dr. Khalsa served as Chairman of the Executive Steering Committee of Complementary Medicine at Cedars-Sinai Medical Center, and from 1995 through 1997, he served as a Member of the Cedars-Sinai Medical Center Task Force on Complementary Medicine. Dr. Khalsa is a Graduate, cum laude, of Yale College, 1970; a Graduate of the American Institute of Homeopathy, 1973; holds a certificate in the Post Graduate Training Program, Millersville, Pennsylvania, 1973; and is a Graduate of the Case Western Reserve University School of Medicine, 1974.

  Mona L. Martin, MPA. Ms. Martin is the current Director of Health Research Associates, in Seattle, Washington, which designs and supervises research and clinical trials for major pharmaceutical companies. From 1989 through 1996, she served as the Center Coordinator for the Northwest Prevention Effectiveness Center, University of Washington, School of Public Health. From 1994 through 1995, Ms. Martin was employed as the Associate Director of the Cost and Outcomes Assessment Team, University of Washington, School of Public Health. From 1992 through 1994, she served as the Studies Coordinator for the Cost and Outcomes Assessment Team, University of Washington, School of Public Health. From 1986 through 1989, Ms. Martin served as a Research Consultant for the Center for Health Promotion in Older Adults, University of Washington, School of Public Health. From 1982 through 1986, she was employed as the Director of CTD associates, specialists in public sector program development in Lexington, Kentucky. From 1978 through 1982, Ms. Martin served as Planner, Assistant Administrator, for the Wedco District Health Department in the Central Bluegrass Area of Kentucky, and from 1976 through 1977 she acted as Team Leader of the Medical Nursing Unit at the Veterans Administration Hospital in Lexington, Kentucky.
  Ms. Martin holds an Masters in Public Administration from the University of Kentucky, College of Business with a focus on business administration in public health care systems, 1986, and a Bachelors of Science in Nursing, University of Kentucky, 1975. She is licensed as a Registered Nurse in the states of Washington and Kentucky.

  Zirk Engelbrecht. Mr. Engelbrecht holds a degree in Mechanical Engineering, and a certificate from the Council for Scientific and Industrial Research. He is the current President of Suprafin, Inc., since 1995, and the president of Infoplan, Inc., since 1994. From 1989 through 1994, Mr. Engelbrecht served as the Managing Director of Suprafin CC, a financial services and venture capital firm operating in South Africa. From 1983 through 1989, he was employed as the General Manager of Growth Equities, Ltd., and from 1980 through 1983, he worked as a mechanical engineer for the Council for Scientific and Industrial Research. Mr. Engelbrecht has overseen the venture capital phase and public registration of three public companies since 1994, and has managed a venture capital pool with assets of approximately $54 million.

  Dr. Antonio Dudley Armstrong. Dr. Dudley is a Director of Nutra Pharma Corp., since his acceptance of the position on February 27, 2002. Since 1979, he has been employed as the President and Founding Partner of Dudley & Associados Law Firm in Panama. From 1973 through 1978, he served as Executive Director of the Panama National Banking Commission. From 1973 through 1978, he was employed as the General Manager of the Panama Institute of Promotion of Assured Mortgages. From 1969 through 1970, he served as Manager Administrator of the Savings Bank of Panama. From 1961 through 1969, he was Secretary General of a main directorate of the Panama Box of Social Insurance. He served as a legal consultant for the Panama Ministry of Finance from 1960 through 1961. Dr. Dudley also acted as Professor of Public Finance at the University of Panama in 1967, and Professor of Banking Laws at the University of Santa Maria in 1994. Dr. Dudley has also served as President of the Ninth Conference of International Savings and Loans in Panama in 1971; Delegate of the Republic of Panama to the 12th Congress of International Savings and Loans in 1971; Vice President of the 10th Inter-American Conference of Savings and Loans in Peru in 1972; Delegate and Reader of the Eighth Seminary of Savings and Loans in Chile in 1972; and Advisor of the 11th Conference of Savings and Loans in Houston, Texas in 1973. Dr. Dudley holds a Graduate of Law Degree, 1958 and Doctor of Law Degree, 1960 from the University of Madrid, Spain, and was admitted to the Panama School of Lawyers (Panama Bar) in 1986.

  Nancy Volpe. Ms. Volpe is the current Secretary/Treasurer of Nutra Pharma Corp. since November 26, 2001. She has been employed as the office manager of Suprafin, Inc. and Infoplan, Inc., a company involved in investments and venture capital, since February, 1997. From June, 1996 through February, 1997, she was employed as a legal secretary for Offit and Kerrman. From February, 1995 through May, 1996, she was employed as a legal secretary for the Law Office of Marcy Engelbrecht.



  FAMILY RELATIONSHIPS.

  There are no family relationships among directors, executive officers or other persons nominated or chosen by the Company to become officers or executive officers.

  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

  The Company is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or findings of securities or commodities law violations.



   ITEM 10. EXECUTIVE COMPENSATION.

  The following table summarizes the compensation Nutra Pharma has paid to its Chief Executive Officer and all other executive officers for services rendered up to the period ended December 31, 2001. No salaries were paid during fiscal year 2001, and there were no grants of options or SAR grants given to any executive officers during the past fiscal year. last fiscal year.
                        Annual Compensation


  Name and Position            Salary      Bonus     Deferred
  -----------------            ------      -----      ------

  Fiscal year 2001:

  Robert T. Yarbray         $ 12,500           0         0
  Rafael Gonzalez-Vizoso        0              0         0
  Nancy Volpe                   0              0         0
                             --------      ------     ------
  Total                     $12,500            0         0

  Fiscal year 2002:

  Rafael Gonzalez-Vizoso    $300,000           0         0
  Nancy Volpe               $ 50,000           0         0




  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND
  CHANGE-IN-CONTROL ARRANGEMENTS

  There are no written contracts or agreements. Employee compensation is set by the members of the Board of Directors.

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of Nutra Pharma Corp. as of the date of this disclosure(1), by
  (I) each person who is known by Nutra Pharma Corp.
  Imports to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock,
  (ii) each of Nutra Pharma Corp.'s directors and executive officers, and (iii) all directors and executive officers as a group.

  Name and Address                    Number of Shares        Percentage
                                                             Owned
  ----------------                    ----------------        -----------
  Modern Health Care                    12,770,000               28.69%
  Holdings, Ltd.
  Congivest International, Ltd.
  P.O. Box 3820
  Road Town, Tortola,
  British Virgin Islands

  Opus International, LLC               12,920,000               29.03%
  Marcy Engelbrecht
  19 Hillsyde Court
  Cockeysville, MD 21030

  First International Bank                6,910,500               15.53%
  And Trust
  42 Kennedy Avenue
  Rosseau, Dominica
  West Indies

  Erin Enterprises Group                 1,000,000           2.24%
  Edificio Vallarino-Piso 6
  Apartado 4413-Zona 5
  Panama

  Ennio Devoto
  Terra BioPharma, Inc.                  2,237,500                4.92%
  Calle Elvira Mendez
  Edificio Vallarino-Piso 6
  Apartado 4413-Zona 5
  Panama

  Dr. Michael Flax                       3,000,000             6.74%
  2829 University Drive #102
  Coral Springs, FL 33065

  Mona L. Martin                     0                   0
  4900 9th Ave. NW
  Seattle, Washington 98102

  Dr. Rafael Gonzalez-Vizoso              0                   0
  4900 9th Ave. NW
  Seattle, Washington 98102

  Soram Singh Khalsa, M.D.         1,500,000             3.29%
  436 North Bedford Drive, Ste. 308
  Beverly Hills, CA 90210

  Nancy Volpe                             250,000              .56%
  19 Hillsyde Court
  Cockeysville, MD 21030



  Officers and Directors
  as a Group                            17,670,000            39.7%
  ---

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  On December 3, 2001, Nutra Pharma issued 4,500,000 shares of restricted common stock to George Guy Minto, in exchange for the assets of Nutra Pharma, Inc., which consisted of a license agreement with TerraBioPharma, S.A., for the worldwide distribution rights to TerraBioPharma's botanical medicinal compound. The issuance of shares was made pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated investors, who were given access to all corporate and financial information.

  Since October, 2001, we borrowed money from Zirk
  Engelbrecht, our director, for operating costs. The terms of the loan are that its is unsecured, non-interest bearing, and has no specific terms for repayment.


   ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Financial Statements (included in Part II of this
  Report):

    Report of Independent Certified Public Accountant
    Financial Statements
    Balance Sheets
    Statement of Loss And Accumulated Deficit
    Statements of Cash Flows
    Statements of Stockholder's Equity
    Notes to Consolidated Financial Statements

    (b) Reports on Form 8-K:
        December 26, 2001
        February 28, 2002

    (c) Exhibits
        None


   FINANCIAL STATEMENTS

   Report of Independent Certified Public Accountant dated
   March 28, 2002
   Financial Statements
   Balance Sheets
   Statement of Loss and Accumulated Deficit
   Statements of Stockholder's Equity
   Statements of Cash Flows
   Notes to Financial Statements
































               REPORT OF INDEPENDENT AUDITOR



  To the Shareholders and Board of Directors
  NUTRA PHARMA CORPORATION

     We have audited the accompanying balance sheet of NUTRA PHARMA CORPORATION. (A Development Stage Company) as of December 31, 2001 and 2000, and the related statements of income, stockholders' equity (deficit), and cash flows for the period then ended, and for the period February 1, 2000 (inception) through December, 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NUTRA PHARMA CORPORATION at December 31, 2001 and 2000, and the results of operations and cash flows for the period then ended, and for the period February 1, 2000 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7, the Company is in development stage and has limited assets, limited working capital, and has sustained losses during its development stage which together raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


  Rogelio G. Castro
  Certified Public Accountant

  Oxnard, California
  March 28, 2002

















  Nutra Pharma Corp.
  (A Development Stage Company)
  Balance Sheets

                                                December 31,     December 31,
                                                   2000            2001
                                               -------------     ---------

  ASSETS
  Current Assets:
    Cash                                         $        0       $     0
                                                  ---------        ------
    Total current assets:                                 0             0
                                                  ---------        ------
  Non-current Assets
   License Agreement                              1,750,000             0
                                                  ---------        -------
   Accumulated Ammortization                      ( 116,667)            0
                                                  ---------        -------
  Total Non-Current Assets                        1,633,333       $     0
                                                  ---------        -------

  TOTAL ASSETS                                   $1,633,333       $     -
                                                  ---------        -------
  LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities:

    Loan payable-related party                       42,683              0
                                                  ---------        --------
  Total Current Liabilities                          42,663              0
                                                  ---------        --------
  Long Term Liabilities
    License fees payable                          1,725,000              0
                                                  ---------        -------
      Total Liabilities                           1,767,683              0
                                                  ---------        -------


  Stockholders' Equity:
    Preferred stock authorized - 20,000,000
    Issued and outstanding - 0
    Common stock, $.001 par value
    Authorized - 2,000,000,000 shares
    Issued and outstanding - 44,500,000 shares      69,450          1,950
  Paid in capital                                  (17,500)             0


  Deficit accumulated during
   the development stage                          (186,294)         (1,950)
                                                 ---------          -------
        Total Stockholders' Equity                 (25,333)              -

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $1,633,339         $    0
                                                  --------           ------
                                                  --------           -------

















  Nutra Pharma Corp.
  (A Development Stage Company)
  Statements of Operations
  For the years ended December 31, 2001 and 2000
  for the period February 1, 2000 (inception) through December 31, 2001


                                                        Cumulative
                                                        from
                                                       (inception)through
                                      Dec.31   Dec.31   December 31,
                                        2001    2000    2001
                                        ----    ----    ------------------


  Income                               $     0  $   86      $  86
                                         -----    -----      ------
        Total  Income                        0      86         86
                                         -----    -----      ------

  Operating Expenses
   Ammortization Expense               $116,667 $      0 $ 116,667
   General and
   administrative expenses               67,763    1,950    69,713

                                        -------  ------    ------
   Total Expenses                        67,763    1,950    69,713
                                        -------  ------    ------

  Net income (loss)                   $(184,344)$( 1,950)$(186,294)
                                        -------  ------    ------
                                      -------  -------   -------












  Nutra Pharma Corp.
  (A Development Stage Company)
  Statement of Stockholders' Equity
  For the period February 1, 2000 (inception) through December 31, 2001

                                                                                        Deficit
                                                 Number                                 Accumulated
                                               of           Common         Paid        During
                                                Shares       Stock          In          Development
                                                Outstanding  at Par Value   Capital     Stage
                                                -----------  ------------   -------     -----------
  February 1, 2000 (inception)                           0   $        0     $     0
  Stock issued to founders at inception          1,950,000        1,950           0
  Net loss - December 31, 2000                                                    (1,950)
                                                 --------       -------       ------    ---------
  Balance at December 31, 2000                   1,950,000   $    1,950     $     0      (1,950)

  Common stocks issued 9/30/2001                    50,000           25      24,975
  Common stocks issued                          42,500,000       42,500
  Net loss - December 31, 2001                                                         (184,344)
                                                 ---------       ------       ------    --------
  Balance at December 31, 2001                  46,450,000   $   44,475     $24,975    (186,294)
                                                ----------     --------      -------      -------
                                                ----------     --------      -------      -------












  Nutra Pharma Corp.
  (a Development Stage Company)
  Statements of Cash Flows
  For the years ended December 31, 2001 and 2000, and For the period May 31, 2000 (inception)through December 31, 2001

                                                                   February 1
                                                                   through
                                           December 31 December 31   Dec.31,
                                            2001       2000        2001
                                            ----         --------     ----------

  CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                           $  (184,344) $(   1,950)     $  (186,294)
    Ammortization                          116,667                      116,667
   Increase in other assets             (1,750,000)                  (1,750,000)
   Increase in fees payable              1,725,000                    1,725,000
                                         ----------      -------      ----------

  NET CASH USED BY OPERATING ACTIVITIES   $(49,994)  $(  1,950)     $(   51,994)
                                            ------      -------       ----------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of stock         25,000       1,950           26,950
                                            ------      ------         ---------
  NET CASH FROM FINANCING ACTIVITIES      $ 25,000   $   1,950      $    26,950
                                            ------      ------         --------
  INCREASE (DECREASE) IN CASH                    6           0                6

  BEGINNING CASH                                 0           0                0
                                            -------     -------        ---------
  ENDING CASH                            $       6     $     0      $         6
                                            -------     -------         -------
                                            -------     -------         -------










  NUTRA PHARMA CORPORATION
  (A Development Stage Company)
  Notes to Financial Statements
  December 31, 2001


  NOTE 1 - NATURE OF BUSINESS

  Nutra Pharma was incorporated under the laws of the state of California on February 1, 2000, under the original name of Exotic-Bird.com, and subsequently changed its name to Cyber-Vitamin.com and, in November, 2001, to Nutra Pharma Corporation. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of California including, without limitation, to engage in the distribution of botanical biopharmaceutical products.

  Nutra Pharma has been in the development stage since its formation on February 1, 2000. Planned principal operations have only recently commenced since then, but Nutra Pharma has not generated any significant revenue.


  NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

        Basis - The Company uses the accrual method of accounting.

        Cash and cash equivalents - The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

        Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates. As of December 31, 2001 the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

        Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

     E. Revenues are recognized and recorded when ordered goods are paid for by credit card. Expenses are realized and recorded when invoiced. The Company has adopted the provision of SFAS No. 109 "Accounting for Income Taxes". It requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Nutra Pharma Corporation has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue codes are met.

  The Company's total deferred tax assets as of December 31, 2001 is as follows:

  Net operating loss carryforward     $62,677
  Valuation allowance            (62,677)

  Net deferred tax asset              $     -
                                  =======

  The net operating loss carry forward for federal tax purposes will expire in year 2021.

  NOTE 4 - RELATED PARTY TRANSACTIONS

  The Company issued a total of 6,000,000 share of unregistered common stock to its officers, legal counsel, and consultant in exchange for services rendered. The stocks issued are recorded at par value of the services received. The company has issued a long term note payable to an officer of the company, in exchange for working capital. The note is payable on demand, at an interest rate of 10% per annum.

  NOTE 5 - License Agreement

  On May 7, 2001, the Company entered into a license agreement. The purchase price for the license was $1,750,000. The cost of the licensing agreement acquired was recorded as an intangible asset and is being amortized over the term of the license of five years. At December 31, 2001, accumulated amortization was $116,667. Under the agreement, the Company is obligated to pay monthly minimum license fees of $100,000 through May 2003 with an option to renew. The Company is also required to pay a 2% royalty on the wholesale selling price and a renewal fee of 15% of the original license per year.

  NOTE 6 - SUBSEQUENT EVENTS

  On January 30, 2002, the Company and Terra Biopharma S.A., a corporation formed under the laws of the Republic of Panama, entered into a joint venture agreement to patent the compound WD667, its manufacturing process and various uses in human and animal healing. Terra Nutra shall be owned by 50% Nutra Pharma and 50% Terra Biopharma. Nutra Pharma shall be the sole and exclusive distributor of all products derived from compound. Nutra Pharma shall pay Terra Biopharma $1,740,000 in exchange for the distribution rights of the product. Terra Biopharma shall purchase suitable land and construct a manufacturing plant. This agreement supersedes the exclusive license agreement between Terra Biopharma and Nutra Pharma dated May 7, 2001.


  NOTE 7 - GOING CONCERN

  The Company has nominal assets and no current operations with which to create operating capital. It has an accumulated deficit of $184,344 at December 31, 2001. These factors raise substantial doubt about the company's ability to continue as a going concern. The company seeks to raise operating capital through private placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.


                ---------------------------------



   SIGNATURES

  Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

  Nutra Pharma Corp.

   Michael Flax
   _____________________________________
   MICHAEL FLAX, President and Director

   Date: April 1, 2002

  Pursuant to the requirements of the Securities Exchange
  Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Nancy Volpe
  _____________________________________
  NANCY VOLPE, Treasurer
    Date: April 1, 2002