Form 10-Q
period 2002-03-31
NUTRA PHARMA CORP
filed 2002-05-14
CIK 1119643

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended March 31, 2002

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                        COMMISSION FILE NUMBER: 333-44398
                                                --------

                               NUTRA-PHARMA CORP.
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)



          California                                   91-2021600
----------------------------------             ----------------------------
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)


                        6505 216th Street, SW, Suite 105
                           Mountain Terrace, WA 98004
                                 (425) 673-7595
-------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

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

The number of shares of the registrant's common stock as of March 31, 2002:
2,000,000 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

                               Nutra Pharma Corp.
                         (A Development Stage Company)
                                 Balance Sheets

                                              December 31,     March 31,
                                                 2001            2002
                                             -------------     ---------
ASSETS
Current Assets:
  Cash                                         $        0       $     0
                                                ---------     ----------
  Total current assets:                                 0             0
                                                ---------     ----------
Non-current Assets
 License Agreement                              1,750,000     1,750,000
                                                ---------     ----------
 Accumulated Amortization                       ( 116,667)    ( 116,667)
                                                ---------     ----------
Total Non-Current Assets                        1,633,333     1,633,333
                                                ---------     ----------

TOTAL ASSETS                                   $1,633,333     1,633,333
                                                ---------     ----------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:

  Loan payable-related party                       42,683       184,327
                                                ---------     ----------
Total Current Liabilities                          42,663       184,327
                                                ---------     ----------
Long Term Liabilities
  License fees payable                          1,725,000     1,675,000
                                                ---------     ----------
    Total Liabilities                           1,767,683     1,859,327
                                                ---------     ----------


Stockholders' Equity:
  Preferred stock authorized - 20,000,000
  Issued and outstanding - 0
  Common stock, $.001 par value
  Authorized - 2,000,000,000 shares
  Issued and outstanding - 44,500,000 shares      69,450         69,450
Paid in capital                                  (17,500)             0
Deficit accumulated during
 the development stage                          (186,294)      (360,438)
                                                ---------     ----------
      Total Stockholders' Equity                 (25,333)       166,977

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $1,633,339     $1,633,339
                                                ==========    ==========



                               Nutra Pharma Corp.
                         (A Development Stage Company)
                            Statements of Operations
                 For the periods ended March 31, 2001 and 2002
     and for the period February 1, 2000 (inception) through March 31, 2002


                                                                   Cumulative
                                                                   from
                                                                   (inception)through
                                    March 31,     March 31,        December 31,
                                      2001        2002             2001
                                    --------      --------         ------------------
Income                             $     0        $     0               $      0
                                    --------      --------         ------------------
      Total  Income                $     0        $     0               $      0
                                    --------      --------         ------------------

Operating Expenses
 Amortization Expense              $     0        $     0
 General and
 administrative expenses             1,950        141,644                327,938
                                    --------      --------         ------------------
 Total Expenses                          0        141,644                327,938
                                    --------      --------         ------------------

Net income (loss)                  $     0        $141,644             $(360,438)
                                    --------      --------         ------------------
                                    --------      --------         ------------------



                               Nutra Pharma Corp.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                  For the period February 1, 2000 (inception)
                             through March 31, 2001

                                                                                  Deficit
                                            Number                                Accumulated
                                            of           Common         Paid      During
                                            Shares       Stock          In        Development
                                            Outstanding  at Par Value   Capital   Stage
                                            -----------  ------------   -------   -----------
February 1, 2000 (inception)                         0   $        0     $     0
Stock issued to founders at inception        1,950,000        1,950           0
Net loss - December 31, 2000                                                       (1,950)
                                            -----------  ------------   -------   -----------
Balance at December 31, 2000                 1,950,000   $    1,950     $     0      (1,950)

Common stocks issued 9/30/2001                  50,000           25      24,975
20-1 split                                  40,000,000       40,000
Common                                       2,500,000        2,500
Net loss - December 31, 2001                                                         (184,344)
                                            -----------  ------------   -------   -----------
Balance at December 31, 2001                44,500,000   $   44,475     $24,975      (186,294)
Net loss - March 31, 2002                                                            (146,644)
Balance - March 31, 2002                    44,500,000       69,450                  (360,438)
                                            -----------  ------------   -------   -----------

                               Nutra Pharma Corp.
                         (a Development Stage Company)
                            Statements of Cash Flows
                For the years ended March 31, 2001 and 2002, and
                    For the period May 31, 2000 (inception)
                             through March 31, 2002

                                                                 February 1,
                                                                 2000
                                                                 (inception)
                                                                 through
                                         March 31,   March 31,   March 31
                                          2002         2001      2002
                                          ----       --------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                            $ (141,644)    $( 1,950)    $  (360,438)
  Amortization                           116,667                      116,667
 Increase in other assets             (1,750,000)                  (1,750,000)
 Increase in fees payable              1,725,000                    1,725,000
                                       ----------      -------      ----------

NET CASH USED BY OPERATING ACTIVITIES $ (141,644)   $  (1,950)    $  (360,438)
                                       ----------      -------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of stock              0        1,950          26,950
                                       ----------      -------      ----------
NET CASH FROM FINANCING ACTIVITIES    $        0    $   1,950     $    26,950
                                       ----------      -------      ----------
INCREASE (DECREASE) IN CASH                    0            0                6

BEGINNING CASH                                 0            0                0
                                       ----------      -------      ----------
ENDING CASH                           $        6    $       0     $          6
                                       ==========      =======      ==========

                            NUTRA PHARMA CORPORATION
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 March 31, 2002


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

                                                NUTRA PHARMA CORP.

Dated:   May 13, 2001               By:         Michael Flax
                                                ------------------------------
                                                Michael Flax, President