Form 10-Q
period 2002-06-30
NUTRA PHARMA CORP
filed 2002-08-14
CIK 1119643

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended June 30, 2002

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                        COMMISSION FILE NUMBER: 333-44398
                                                --------

                               NUTRA PHARMA CORP.
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)



          California                                   91-2021600
----------------------------------             ----------------------------
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)


     485 Martin Lane, Beverly Hills, California                     90210

  (Address of principal executive offices)                        (Zip Code)
 --------------------------------------                       ----------------



                          Registrant's telephone number: (310) 858-7088


           4900 9th Avenue NW, Suite 201, Seattle, Washington 98102



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

The number of shares of the registrant's common stock as of June 30, 2002:
37,567,000.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE














Nutra Pharma Corp.
(A Development Stage Company)
Balance Sheets

                                              December 31,     June 30,
                                                 2001           2002
                                             -------------     ---------

ASSETS
Current Assets:
  Cash                                         $        0       $     0
                                                ---------        --------
  Total current assets:                                 0             0
                                                ---------        --------
Non-current Assets
 License Agreement                              1,750,000        1,750,000
                                                ---------        ---------
 Accumulated Amortization                      ( 116,667)       ( 116,667)
                                                ---------        ---------
Total Non-Current Assets                        1,633,333       $1,633,333
                                                ---------        ---------

TOTAL ASSETS                                   $1,633,333       $1,633,333
                                                ---------        ---------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:

  Loan payable-related party                       42,683          649,327
                                                ---------        ---------
Total Current Liabilities                          42,663          649,327
                                                ---------        ---------
Long Term Liabilities
  License fees payable                          1,725,000        1,675,000
                                                ---------        ---------
    Total Liabilities                           1,767,683        2,324,327
                                                ---------        ---------


Stockholders' Equity:
  Preferred stock authorized - 20,000,000
  Issued and outstanding - 0
  Common stock, $.001 par value
  Authorized - 2,000,000,000 shares
  Issued and outstanding - 44,500,000 shares
 at December 31, 2001 and 37,567,000 at
 June 30, 2002                                    69,444           62,511
Paid in capital                                  (17,500)          71,933


Deficit accumulated during
 the development stage                          (186,294)        (825,438)
                                               ---------          -------
      Total Stockholders' Equity                (134,350)        (690,994)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $1,633,333      $1,633,333
                                                =======       =======

















Nutra Pharma Corp.
(A Development Stage Company)
Statements of Operations
For the periods ended June 30, 2001 and 2002




                                    June 30               June 30
                                      2002                  2001
                                      ----                  ----


Income                               $     0                $   0
                                       -----                -----
      Total  Income                        0                         0
                                       -----                -----

Operating Expenses
 Professional Fees                   $ 30,000                      1,000
 General and
 administrative expenses              435,000                      950

                                      -------               ------
 Total Expenses                       465,000               1,950
                                      -------               ------

Net income (loss)                   $(465,000)                 $( 1,950)
                                      -------               ------
                                    -------                 -------









































Nutra Pharma Corp.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period February 1, 2000 (inception) through June 30, 2002

                                                                                      Deficit
                                               Number                                 Accumulated
                                                       of           Common         Paid        During
                                              Shares       Stock          In          Development
                                              Outstanding  at Par Value   Capital     Stage
                                              -----------  ------------   -------     -----------
February 1, 2000 (inception)                           0   $        0     $     0
Stock issued to founders at inception          1,950,000        1,950           0
Net loss - December 31, 2000                                                    (1,950)
                                               --------       -------       ------    ---------
Balance at December 31, 2000                   1,950,000   $    1,950     $     0      (1,950)

Common stocks issued 9/30/2001                    50,000           25      (17,500)
Common stocks issued                          42,500,000       42,500
Net loss - December 31, 2001                                                         (184,344)
                                               ---------       ------       ------    --------
Balance at December 31, 2001                  44, 500,000   $   67,469    $(17,500)   (186,294)

Net loss - March 31, 2002                                                             (146,644)
                                              ----------      --------      ------    ---------
Balance at March 31, 2002                     44,500,000        67,444     (17,500)   (360,438)

Stocks issued April 23, 2002             2,200,000         2,200           0
Stocks issued May 21, 2002 for services          100,000           100           0
Stocks cancelled May 23, 2002               (10,394,000)       (10,394)     89,433
Stocks issued   June 6, 2002                  1,000,000         1,000            0
Stocks issued June 24, 2002                     161,000           161            0

Net loss at June 30, 2002                                                            (465,000)
                                           -------------   -----------     --------   ------------
Balance at June 30, 2002                    37,567,700        62,511        71,933   (825,438)
                                            =======       =======    =======   =======






































NUTRA PHARMA CORPORATION
(A Development Stage Company)
Notes to Financial Statements
June 30, 2002


NOTE 1 - NATURE OF BUSINESS

Nutra Pharma was incorporated under the laws of the state of California on February 1 2000,under the original name of Exotic-Bird.com, and subsequently changed its name to Cyber-Vitamin.com and, in November, 2001, to Nutra Pharma Corporation. The purpose for which the corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of California including, without limitation, to engage in the distribution of botanical biopharmaceutical products.

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

   E. Revenues are recognized and recorded when ordered goods are paid for by credit card. Expenses are realized and recorded when invoiced.
The Company has adopted the provision of SFAS No. 109 "Accounting for Income Taxes". It requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities us interacted tax rates in effect for the year in which the differences are expected to reverse. Nutra Pharma Corporation has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue codes are met.

The Company's total deferred tax assets as of December 31, 2001 is as follows:

Net operating loss carryforward     $62,677
Valuation allowance            (62,677)

Net deferred tax asset              $     -
                                     =======

The net operating loss carry forward for federal tax purposes will expire in year 2021.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company issued a total of 6,000,000 shares of unregistered common stock to its officers, legal counsel, and consultant in exchange for services rendered. The stocks issued are recorded at par value of the services received. The company has issued a long term note payable to an officer of the company, in exchange for working capital. The note is payable on demand, at an interest rate of 10% per annum.

NOTE 5 - License Agreement

On May 7, 2001, the Company entered into a license agreement. The purchase price for the license was $1,750,000. The cost of the licensing agreement acquired was recorded as an intangible asset and was being amortized over the term of the license of five years. The license was superseded by a joint venture agreement between the company and Terra BioPharma.

On January 30, 2002, the Company and Terra Biopharma S.A., a corporation formed under the laws of the Republic of Panama, entered into a joint venture agreement to patent the compoundWD667, its manufacturing process and various uses in human and animal healing. Terra Nutra shall be owned by 50% Nutra Pharma and 50% Terra Biopharma. Nutra Pharma shall be the sole and exclusive distributor of all products derived from compound. Nutra Pharma shall pay Terra Biopharma $1,740,000 in exchange for the distribution rights of the product. Terra Biopharma shall purchase suitable land and construct a manufacturing plant. This agreement supersedes the exclusive license agreement between Terra Biopharma and Nutra Pharma dated May 7, 2001.


NOTE 6 - GOING CONCERN

The Company has nominal assets and limited operations with which to create operating capital. It has an accumulated deficit of $184,344 at December 31, 2001. These factors raise substantial doubt about the company's ability to continue as a going concern. The company seeks to raise operating capital through private placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.









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

In this report references to  "we," "us," and "our" refer to NUTRA PHARMA CORP.


                          FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Nutra Pharma'scontrol. These factors include but are not limited to economic conditions generally and in the industries in which Nutra Pharma may participate; competition within Nutra Pharma's chosen industry, including competition from much larger competitors; technological advances and failure by Nutra Pharma to successfully develop business relationships.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the three months ended June 30, 2002 was $465,000, compared to a net loss of $25,000 for the same period of 2001. Management attributes the increase in net loss to the development of Nutra Pharma's products and investment in Bio Therapeutics.

Liquidity and Capital Resources

As of December 31, 2001, we had a working capital deficit of $42,683, compared to a working capital deficit of $649,327 for June 30, 2002. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders.

Recent Developments

On April 26, 2002 Nutra Pharma entered into a Letter of Intent ("LOI") to acquire 100 percent of the capital stock of Bio Therapeutics Inc,. a Plantation, Florida company. The terms of the LOI consisted of Nutra Pharma Corp acquiring 100 percent (12,825,974 shares) of Bio Therapeutics in exchange for 49% of the issued and outstanding stock of Nutra Pharma and $500,000 in cash. The stock is to be held in escrow and will be released to Bio Therapeutics shareholders upon the successful closing of Nutra Pharma and Bio Therapeutics' joint private placement for a minimum of $1.5 million. The LOI also set forth a $2.40 conversion price for which Bio Therapeutics Inc. stock will be converted into Nutra Pharma Corp. common stock.

In May, 2002, Nutra Pharma majority shareholders agreed retired 10,394,000 shares of Nutra Pharma Corp. common stock to facilitate the acquisition of Bio Therapeutics Inc.

On May 30, 2002 Nutra Pharma entered into a Definitive Agreement to acquire 100 percent of the capital stock of Bio Therapeutics Inc. This came after Nutra Pharma made payments of $500,000 to Bio Therapeutics as required by the LOI dated April 26, 2002. This agreement requires Nutra Pharma to issue 11,137,139 shares of Nutra Pharma Corp common stock to Bio Therapeutics' shareholders in exchange for 100 percent of the outstanding stock of Bio Therapeutics, subject to certain adjustments, should Nutra Pharma's common stock not have a market value of at least $2.40 per share. The agreement also called for a $500,000 loan account to be created whereby Bio Therapeutics repays Nutra Pharma $500,000 from the LOI payments should the transaction be terminated prior to closing.

Upon completion of the acquisition, Bio Therapeutics Inc. will become a wholly-owned subsidiary of Nutra Pharma Corp. Bio Therapeutics is a developmental stage biopharmaceutical company with drugs for cancer, multiple sclerosis, or MS, and neuromuscular disorders. The Company has also developed a number of unique patented drug delivery platforms for topical and needle free delivery of these unique drugs. Its lead drug candidate, Alpha-Immunokine, a novel modified protein, has been studied as a treatment for several clinical disorders. Preliminary test results show that the drug, administered to well over 100 patients is extremely safe.

During the past decade, Bio Therapeutics has conducted pilot trials of the Immunokine in MS, involving more than 20 patients. The longest-enrolled MS patient has been treated for nearly ten years. Many patients report sustained relief of disabling fatigue and pain, improved ambulation, and other benefits. In the U.S., many patients with relapsing forms of MS are not receiving approved 'disease-modifying' therapies.

Bio Therapeutics' drug is the first of a new class of therapeutics. It may offer superior (or complementary) efficacy and much greater tolerability than current MS treatments. And it may prove beneficial to a broad range of MS, irrespective of disease severity. The Immunokine has been approved for formal controlled clinical trials in MS. Alpha-Immunokine-NNS, is derived from a small protein called alpha-cobratoxin. Native alpha-cobratoxin is a potent poison extracted from cobra venom. A specific chemical process modifies the cobra toxin, eliminating its deadly effect. The Immunokine retains some of the affinities of the native toxin, but to a much diminished degree -- likely a key factor in the agent's purported therapeutic effects.

Patents covering the manufacturing process have been filed; the first was recently issued. A new formulation of the modified protein may also prove effective when administered orally. The Company has recently developed a new spray "puffer" that permits efficient delivery of the agent through the oral
mucosa.   Patent applications have been filed. Oral delivery may provide MS patients with an additional "quality of life" benefit by eliminating or decreasing the requirement for routine injections.

During the last 10 years, Bio Therapeutics has conducted pilot studies in MS, treating several patients with Immunokine. The longest-enrolled patient is now commencing his 10th year, and credits the drug with his sustained improvement in quality of life. Since 1997, the Company has conducted open trials for the human therapeutic drug under the auspices of the Ministry of Health of the Bahamas in collaboration with Coral Pharmaceuticals. MS patients have reported relief of neuropathic pain (when present) soon after initiation of therapy. Marked reduction in fatigue, a prevalent and often disabling MS symptom, is typically noted after several weeks of treatment. Improved ambulation -- a function of balance, muscle strength, and coordination -- has been reported about six to eight months after the start of treatment; some patients continue to improve over subsequent months.

Clinical investigations of the Immunokine have been conducted in a variety of other neurologic, viral, and cancer-related disorders. There have been no significant safety issues with the Immunokine; tolerability is excellent. For example, the agent has been investigated in clinical studies conducted at the University of Santiago in Chile. Studies involving more than 100 patients evaluated the Immunokine as a treatment for advanced prostate cancer and in the management of herpes-virus infections -- particularly recurrent varicella zoster (Shingles). The investigators noted significant symptomatic improvements (relief of fatigue and pain). They also believe that the drug exhibited antiviral and possibly antitumor activity. Those accounts support the great safety and tolerability of the drug, and are consistent with reports from the Ministry of Health's trials.

Veterinary studies (over 1000 animals) complement the human clinical experience, providing additional data. For example, favorable results have been reported by treating various animals for Feline Leukemia, FIV (a feline virus analogous to HIV), canine malignancies, and a variety of other prevalent animal diseases and disorders. Without the drug, most of these veterinary patients would have been candidates for euthanasia.

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

Nutra Pharma has developed its own wound healing product, separate and apart from the joint venture, consisting of a wound care foam, containing complex sales and carbohydrates, using a patented delivery system developed by Bio Therapeutics, Inc. Nutra Pharma believes that this product will have a wide range of applications, from minor cosmetic surgeries to the treatment of diabetic ulcers. Initial testing of the product has confirmed its ability to meet and exceed USP standards, and Nutra Pharma anticipates that it will begin clinical testing of the product within the next 60 to 90 days.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

          We are not currently involved in any legal proceedings.

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

On July 11, 2002 , Dr. Rafael Gonzalez-Visozo and Mona L. Martin resigned as officers and directors, and Dr. Harold Crews was appointed Chief Executive Officer.

Item 6.

 a)      Exhibits                                             NONE
 b)      Reports on 8K                                        NONE











                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NUTRA PHARMA CORP.

Dated:    August 13
, 2002            By:         Zirk Englebrecht
                                                ------------------------------
                                                 Zirk Englebrecht, Chairman,
                                                      Board of Directors