Form 10-Q
period 2002-09-30
NUTRA PHARMA CORP
filed 2002-11-15
CIK 1119643

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended September 30, 2002

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                       COMMISSION FILE NUMBER: 333-44398
                                               ---------

                               NUTRA PHARMA CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



          California                                   91-2021600
-------------------------------                 --------------------------
(State or other jurisdiction of                  (IRS Employer I.D. Number)
 incorporation or organization)


485 Martin Lane, Beverly Hills, California                         90210
(Address of principal executive offices)                        (Zip Code)
------------------------------------------                   ----------------


                   Registrant's telephone number: (310) 858-7088
          ----------------------------------------------------------
        Former name, former address and former fiscal year, if changed

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No
                                                   ----

The number of shares of the registrant's common stock as of September 30, 2002:
47,433,207.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                     ----

                               TABLE OF CONTENTS
                             --------------------

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

                              Nutra Pharma Corp.
                         (A Development Stage Company)
                                Balance Sheets

                                              December 31,     September 30,
                                                 2001           2002
                                             -------------     ---------

ASSETS
Current Assets:
  Cash                                         $        0       $   17,092
 Loan Receivable                                        -          520,000
                                                ---------        --------
  Total current assets:                                 0          537,092
                                                ---------        --------
Non-current Assets
 License Agreement                              1,750,000        1,750,000
                                                ---------        ---------
 Accumulated Amortization                      ( 116,667)       ( 116,667)
                                                ---------        ---------
Total Non-Current Assets                        1,633,333       $1,633,333
                                                ---------        ---------

TOTAL ASSETS                                   $1,633,333       $2,170,425
                                                ---------        ---------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:

  Loan payable-related party                       42,683          819,327
                                                ---------        ---------
Total Current Liabilities                          42,663          819,327
                                                ---------        ---------
Long Term Liabilities
  License fees payable                          1,725,000        1,675,000
                                                ---------        ---------
    Total Liabilities                           1,767,683        2,494,327
                                                ---------        ---------
Stockholders' Equity:
  Preferred stock authorized - 20,000,000
  Issued and outstanding - 0
  Common stock, $.001 par value
  Authorized _ 2,000,000,000 shares
  Issued and outstanding _ 44,500,000 shares
 at December 31, 2001 and 47,433,207 at
 September 30, 2002                               69,444            72,377
Paid in capital                                  (17,500)          471,495

Deficit accumulated during
 the development stage                          (186,294)        ( 867,774)
                                                ---------        ---------
      Total Stockholders' Equity                (134,350)        ( 323,902)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $1,633,333       $2,170,425
                                               ==========       ==========

                              Nutra Pharma Corp.
                         (A Development Stage Company)
                           Statements of Operations
               For the periods ended September 30, 2001 and 2002


                                    September 30            September 30
                                       2002                     2001
                                    ------------             -----------

Income                               $     0                 $       0
                                    ------------             -----------
      Total  Income                        0                         0
                                    ------------             -----------

Operating Expenses
 Professional Fees                   $ 37,295                    5,000
 General and
 administrative expenses                5,041                   20,000

                                    ------------             -----------
 Total Expenses                        42,336                   25,000
                                    ------------             -----------

Net income (loss)                   $( 42,336)               $( 25,000)
                                    ============             ===========

                              Nutra Pharma Corp.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                  For the period February 1, 2000 (inception)
                          through September 30, 2002

                                                                                      Deficit
                                              Number                                  Accumulated
                                              of           Common         Paid        During
                                              Shares       Stock          In          Development
                                              Outstanding  at Par Value   Capital     Stage
                                              -----------  ------------   -------     -----------
February 1, 2000 (inception)                           0   $        0     $     0
Stock issued to founders at inception          1,950,000        1,950           0
     Net loss - December 31, 2000                                                       (1,950)
                                              -----------  ------------   -------     -----------
Balance at December 31, 2000                   1,950,000   $    1,950     $     0       (1,950)

Common stocks issued 9/30/2001                    50,000           25     (17,500)
Common stocks issued                          42,500,000       42,500
Net loss - December 31, 2001                                                          (184,344)
                                              -----------  ------------   -------     -----------
Balance at December 31, 2001                 44, 500,000   $   67,469    $(17,500)    (186,294)

Net loss - March 31, 2002                                                             (146,644)
                                              -----------  ------------   -------     -----------
Balance at March 31, 2002                     44,500,000       67,444     (17,500)    (360,438)

Stocks issued April 23, 2002                   2,200,000        2,200           0
Stocks issued May 21, 2002 for services          100,000          100           0
Stocks cancelled May 23, 2002                (10,394,000)     (10,394)     89,433
Stocks issued   June 6, 2002                   1,000,000        1,000           0
Stocks issued June 30, 2002

Net loss at June 30, 2002                                                             (465,000)
                                           -------------   -----------    -------     -----------
Balance at June 30, 2002                      37,567,700       62,511      71,933     (825,438)
                                           -------------   -----------    -------     -----------
Stocks cancelled July 16, 2002              (     10,000)        ( 10)          0
Stocks issued August 27, 2002                  2,500,000        2,500           0
Stocks issued August 27, 2002                  1,000,000        1,000           0
Stocks cancelled September 12, 2002         (  1,000,000)      (1,000)          0
Stocks issued September 30, 2002               7,376,207        7,376     399,562

Net loss at September 30, 2002                                                         (42,336)
                                           -------------   -----------     --------   -----------
Balance at September 30, 2002                 47,433,207       72,377     471,495     (867,774)
                                              ===========   ===========   =======     =========


                           NUTRA PHARMA CORPORATION
                         (A Development Stage Company)
                         Notes to Financial Statements
                              September 30, 2002

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company issued a total of 2,500,000 shares of unregistered common stock to
its officers.  The stocks issued are recorded at par value.   The shares were
subsequently returned to the treasury and the issuance was cancelled. The shares were returned after the September 30, 2002 quarter closing and as such the number of shares outstanding as of quarter end do not reflect the decrease of 2,500,000 shares. The company has increased the outstanding amount of a long term note payable to a director of the company, in exchange for working capital. The note is payable on demand, at an interest rate of 10% per annum.

The 7,376,207 shares of Nutra Pharma common stock issued on September 30, 2002 were to Bio Therapeutics Inc. shareholders pursuant to Nutra Pharma's acquisition of Bio Therapeutics Inc. The shares are being held in escrow until the final closing of the transaction.

NOTE 5 - License Agreement

On May 7, 2001, the Company entered into a license agreement. The purchase price for the license was $1,750,000. The cost of the licensing agreement acquired was recorded as an intangible asset and was being amortized over the term of the license of five years. The license was superseded by a joint venture agreement between the company and Terra BioPharma.

On January 30, 2002, the Company and Terra Biopharma S.A., a corporation formed under the laws of the Republic of Panama, entered into a joint venture agreement to patent the compound WD667, its manufacturing process and various uses in human and animal healing, and agreed to pay Terra Biopharma $1,740,000 in exchange for the distribution rights of the product, and we made payments of $269,327 to Terra Biopharma which it used on development of WD667, including renting a clinic for trials, and development of a manufacturing plant. This agreement superseded the exclusive license agreement between Terra Biopharma and Nutra Pharma dated May 7, 2001. This agreement is being rescinded, due to delays in development and uncertainty of Terra Bio Pharma's financial requirements and ability to develop the product. Upon final settlement of the

"rescission agreement", Nutra Pharma will no longer have rights to any of Terra Biopharma's research and development and Nutra Pharma will no longer have any outstanding financial obligations to Terra Biopharma. After final settlement, Nutra Pharma will no longer account for the Terra Biopharma license agreement as either an asset or a liability.

NOTE 6 - GOING CONCERN

The Company has nominal assets and limited operations with which to create operating capital. It has an accumulated deficit of $184,344 at December 31, 2001, and $867,774 at September 30, 2002. These factors raise substantial doubt about the company's ability to continue as a going concern. The company seeks to raise operating capital through private placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.

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


                          FORWARD LOOKING STATEMENTS
                           -------------------------
This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Nutra Pharma's control. These factors include but are not limited to economic conditions generally and in the industries in which Nutra Pharma may participate; competition within Nutra Pharma's chosen industry, including competition from much larger competitors; technological advances and failure by Nutra Pharma to successfully develop business relationships.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                              Results of Operations

Since inception, we have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders.

The net loss for the three months ended September 30, 2002 was $42,336, compared to a net loss of $25,000 for the same period of 2001. Management attributes the increase in net loss to the development of Nutra Pharma's products and investment in Bio Therapeutics.


                      Liquidity and Capital Resources

As of December 31, 2001, we had a working capital deficit of $42,683, compared to a working capital deficit of $819,327 for September 30, 2002. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders.


                            Recent Developments

On August 22, 2002, Nutra Pharma Corp ("Nutra Pharma") consummated the first portion of its acquisition agreement with of Bio Therapeutics, Inc., a Florida corporation ("Bio Therapeutics"), provided for in the Definitive Agreement dated May 30, 2002 and the Closing Agreement for the Exchange of Common Stock dated August 12, 2002, as amended. Pursuant to the Agreement, Bio Therapeutics is being acquired by Nutra Pharma and will become a wholly owned subsidiary of Nutra Pharma, upon the completion of Nutra Pharma's private placement of a minimum of $1.5 million of its common stock. If Nutra Pharma fails to raise the minimum of $1.5 million in the private placement, the Agreement shall become null and void. In connection with the transaction, Nutra Pharma is issuing approximately 11,730,889 shares of its Common Stock, $.001 par value ("Common Stock"), to all holders of Bio Therapeutics common stock in exchange for 11,730,889 shares of Bio Therapeutics common stock, subject to adjustment and the issuance of additional shares to Bio Therapeutics shareholders if, on the date of final closing of the Agreement, the common stock of Nutra Pharma is not trading at the best offer price of $1.20 per share. As of September 30, 2002, 7,376,207 of these shares have been issued and are being held in escrow to secure both parties' obligations under the Agreement.

The description of the Acquisition Agreement set forth herein is qualified in its entirety by reference to the copy of the Definitive Agreement dated May 30, 2002, the Amendment to Closing Agreement for the Exchange of Common Stock dated August 12, 2002, and the Amendment to Closing Agreement for the Exchange of Common Stock, dated September 27, 2002, which have been filed under 8-K prior to this report and which are incorporated herein by reference.

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

Preliminary test results show that the drug, administered to patients is extremely safe.

During the past decade, Bio Therapeutics has conducted pilot trials of the Immunokine in MS. The longest-enrolled MS patient has been treated for nearly ten years. Many patients report sustained relief of disabling fatigue and pain, improved ambulation, and other benefits. In the U.S., many patients with relapsing forms of MS are not receiving approved 'disease-modifying' therapies.

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

Clinical investigations of the Immunokine have been conducted in a variety of other neurologic, viral, and cancer-related disorders. There have been no significant safety issues with the Immunokine; tolerability is good. For example, the agent has been investigated in clinical studies conducted at the University of Santiago in Chile. Studies involving more than 100 patients evaluated the Immunokine as a treatment for advanced prostate cancer and in the management of herpes-virus infections -- particularly recurrent varicella zoster (Shingles). The investigators noted significant symptomatic improvements (relief of fatigue and pain). They also believe that the drug exhibited antiviral and possibly antitumor activity. Those accounts support the safety and tolerability of the drug, and are consistent with reports from the Ministry of Health's trials.

Veterinary studies complement the human clinical experience, providing additional data. For example, favorable results have been reported by treating various animals for Feline Leukemia, FIV (a feline virus analogous to HIV), canine malignancies, and a variety of other prevalent animal diseases and disorders. Without the drug, most of these veterinary patients would have been candidates for euthanasia.

Nutra Pharma has developed its own wound healing product, separate and apart from the joint venture, consisting of a wound care foam, using a patented delivery system developed by Bio Therapeutics, Inc.


                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

     We are not currently involved in any legal proceedings.

Item 2. Changes in securities and use of proceeds

          NONE

Item 3. Defaults on senior securities

          NONE

Item 4. Submission of items to a vote

          NONE

Item 5. Other information

Effective October 26, 2002, Officer and Director Dr. Edith W. Martin has resigned as the Company's President and from the Company's Board of Directors. On September 15, 2002, Dr. Harold Crews resigned as the Company's Chief Executive Officer and from the Company's Board of Directors.

Item 6.

     a) Exhibits

          NONE

b) Reports on 8K

8-Ks were filed on August 13, 2002 and September 9th, 2002.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NUTRA PHARMA CORP.

Dated:  November 14, 2002               By:     Zirk Engelbrecht
                                                ------------------------------
                                                Zirk Engelbrecht, Chmn. and
                                                acting Vice Pres.






                                 CERTIFICATION
                                 -------------

We hereby certify that the foregoing report fully complies with the require-ments of Sections 13(a) and 15(d) of the Exchange Act and the information contained in this report fairly represents, in all material respects, the financial condition and results of operations of the company.


Dated:  November 14, 2002               By:     Zirk Engelbrecht
                                                ------------------------------
                                                Zirk Engelbrecht, Chmn and
                                                Acting Vice Pres.




Dated:  November 14, 2002               By:  Nancy Volpe
                                             --------------------------------
                                             Nancy Volpe, Secretary/Treasurer