Form 10-K
period 2002-12-31
NUTRA PHARMA CORP
filed 2003-04-14
CIK 1119643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 2002


                               Nutra Pharma Corp.
                     -------------------------------------
                     (Exact name of issuer in its charter)


           California                                 91-2021600
      -----------------------                 --------------------------
      (State of Incorporation)                (I.R.S. Employer I.D. No.)



                          1850 NW 69th Avenue, Suite 1
                           Plantation, Florida 33313
                              (954) 321-5553 phone
                               (954) 321-5630 fax
          ------------------------------------------------------------
         (Address and telephone number of principal executive offices)


  SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

  None

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

  Title of each class to be so registered

  Common Stock

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                                    ---     ---
Check if there is no disclosure of delinquent filers in   response to Item 405
of Regulation S-B is not contained in   this form, and no disclosure will be
contained, to the best   of registrant's knowledge, in definitive proxy or
information statements incorporated by reference in Part III   of this Form 10-
KSB or any amendments to this Form 10-KSB.    [  ]

The issuer's revenues for the Fiscal Year ended December 31,   2002 were $0
The aggregate market value of the voting stock   (which consists solely of
shares of Common Stock) held by   non-affiliates of the issuer as of December
31, 2002,   computed by reference to the market value of the   registrant's
common stock according to the over-the-counter   bulletin board, administered
by the NASD, was approximately   $11,694,396.
As at December 31, 2002, there were 43,813,905 shares of the   issuer's common
stock outstanding.

Transitional Small Business Disclosure Format (check one)    Yes     No X
                                                                ---    ---

                               TABLE OF CONTENTS
                               -----------------
  PART I
  ------

  Item 1     Description of Business ..............   1

  Item 2     Description of Property..............   12

  Item 3     Legal Proceedings ...................   12

  Item 4     Submission of Matters to a
             Vote of Security Holders.............   12
  PART II
  -------

  Item 5     Market for Common Equity and
             Related Stockholder Matters .........   12

  Item 6     Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations ...........   15

  Item 7     Financial Statements and
             Supplementary Data ...................  16

  Item 8     Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure .................  17

  PART III
  --------

  Item 9     Directors and Executive Officers
             of the Registrant ...................   17

  Item 10    Executive Compensation ..............   20

  Item 11    Security Ownership of Certain
             Beneficial Owners and Management ....   21

  Item 12    Certain Relationships and
             Related Transactions ................   22

  Item 13    Exhibits and Reports on Form 8-K ....   24

  SIGNATURES .....................................   35


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

  ITEM 1.   DESCRIPTION OF BUSINESS

Organization

Nutra Pharma Corp., ("Nutra Pharma") is a development stage corporation, organized under the laws of the state of California on February 1, 2000. developing a series of wound care products under the name WD-669, and it is anticipated that these products will use one or more of the patented delivery systems developed by Bio Therapeutics, Inc. Nutra Pharma's mailing address and the address of its principal offices is 1850 NW 69th Avenue, Suite 1, Plantation, Florida 33313, and the telephone number of its principal executive office is (954) 321-5553; Fax: (954) 321-5630.

Recent Developments

On August 22, 2002, Nutra Pharma Corp ("Nutra Pharma") consummated the first portion of its acquisition agreement with of Bio Therapeutics, Inc., a Florida corporation ("Bio Therapeutics"), provided for in the Definitive Agreement dated May 30, 2002 and the Closing Agreement for the Exchange of Common Stock dated August 12, 2002, as amended. Pursuant to the Agreement, Bio Therapeutics is being acquired by Nutra Pharma and will become a wholly owned subsidiary of Nutra Pharma, upon the completion of Nutra Pharma's private placement of a minimum of $1.5 million of its common stock. If Nutra Pharma fails to raise the minimum of $1.5 million in the private placement, the Agreement shall become null and void. In connection with the transaction, Nutra Pharma is issuing approximately 11,730,889 shares of its Common Stock, $.001 par value ("Common Stock"), to all holders of Bio Therapeutics common stock in exchange for 11,730,889 shares of Bio Therapeutics common stock, subject to adjustment and the issuance of additional shares to Bio Therapeutics shareholders if, on the date of final closing of the Agreement, the common stock of Nutra Pharma is not trading at the best offer price of $1.20 per share. Shares of Nutra Pharma and Bio Therapeutics have been issued and are being held in escrow to secure both parties' obligations under the Agreement.

We have been paying all of the administrative, operating and development expenses of Bio Therapeutics since August 12, 2002.

On December 23, 2002, Nutra Pharma Corp. and Nutra Pharma Inc. mutually agreed to rescind their agreement dated November 23, 2001. The prior agreement entitled Nutra Pharma Corp. to acquire all assets of Nutra Pharma Inc. for 4,500,000 shares of Nutra Pharma Corp. All shares were disbursed to George Minto as the sole shareholder of Nutra Pharma Inc. All shares available will be returned to Nutra Pharma Corp, all other shares not returned to Nutra Pharma Corp. will be deemed irretrievable and cancelled upon the agreement.

The final terms and conditions of the agreement are as follows: George Minto and Nutra Pharma Inc. will return 2,092,500 shares of Nutra Pharma Corp. in return for 250,000 free-trading shares of Nutra Pharma Corp. George Minto will deliver an additional 1,000,000 shares of Nutra Pharma Corp. and receive 200,000 shares of Nutra Pharma Corp. The remaining 1,407,500 shares will be deemed irretrievable and cancelled.

As a result of the cancellation of the above agreement, the Company will remove the asset and corresponding liability from its balance sheet for the year ended December 31, 2002. This will result in a decrease of approximately $1,750,000 in assets and a decrease of approximately $1,750,000 in liabilities on Nutra Pharma Corp.'s balance sheet dated December 31, 2002.

On December 30, 2002, we received an unsolicited tender offer ("Tender Offer") from the Saksa Group, LLC to acquire up to 2,000,000 shares of registered, free-trading Nutra Pharma common stock at $0.80 per share. There can be no assurance that the Saksa Group will acquire any or all of the shares in the Tender Offer.

On January 6, 2003, after analyzing the nature and terms of the Tender Offer, our Board of Directors unanimously voted to recommend that shareholders reject the Tender Offer.


Business in General

If the private placement is successful and the Exchange Agreement proceeds to a closing, Nutra Pharma will be a developmental stage biopharmaceutical company which develops drugs for multiple sclerosis, or MS, cancer, HIV and neuromuscular disorders.

Founded in 1984, Biotherapeutics is a bio-pharmaceutical company based in Plantation, Florida. With three divisions, including human, veterinary and dental/dermatology, Biotherapeutics' business purpose is to develop novel peptide therapeutic agents for use against human and animal disease. Biotherapeutics has platform technology which permits the production of hundreds of protein-based drug candidates and potential development of new drug delivery systems which show promise in the treatment of human disease. Biotherapeutics focused on the treatment of Multiple Sclerosis.

Bio Therapeutics has developed a number of unique patented drug delivery platforms for topical and needle free delivery of these unique drugs. Its lead drug candidate, Alpha- Immunokine, is a novel modified protein which has been studied as a treatment for several clinical disorders.


Industry

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

The growth in the biotech industry is being fueled by many factors. Expedited FDA approval procedures were implemented during the Clinton Administration, reducing the average clinical testing period from 15 years to 5 years. During the 10 year period between 1976 and 1985 the FDA approved just 198 new drugs. Last year alone, the number of new drug approvals increased to 160. That figure is expected to climb even higher in 2002. At present, an astonishing 643 new pharmaceuticals are nearing the final stages of the FDA's testing and approval process.

Products

Biotherapeutics Inc. has developed a number of unique, patented drug delivery platforms for topical and needle free delivery of these unique drugs. The lead drug candidate, Alpha- Immunokine, is a novel, modified protein which has been studied as a treatment for several clinical disorders. Alpha-Immunokine is the first of a new class of therapeutics. It may offer superior (or complementary) efficacy and much greater tolerability than current MS treatments, and it may prove beneficial to a broad range of MS, irrespective of disease severity. Immunokine has been approved for formal controlled clinical trials in MS. Alpha-Immunokine-NNS, is derived from a small protein called alpha-cobra toxin. Native alpha-cobra toxin is a potent poison extracted from cobra venom. A specific chemical process modifies the cobra toxin, eliminating its deadly effect. The Immunokine retains some of the affinities of the native toxin, but to a much diminished degree -- likely a key factor in the agent's purported therapeutic effects.

Multiple Sclerosis Applications

Multiple Sclerosis is a rather mysterious illness of unknown cause and highly variable clinical course. It is believed to be an autoimmune disease in which the body's system damages primarily the central nervous system. MS destroys the insulating fatty material surrounding the nerve fibers, known as myelin. Myelin functions to speed signals from one end of the nerve cell to the other (much like the insulation on electrical wiring). Myelin is attacked by cells of the immune system thereby impairing nerve signal transfer -- a destructive process termed demyelination. Demyelinated nerve cells are also at risk of irreversible damage.

People with MS may experience diverse signs and symptoms. MS symptoms may include pain, fatigue, cognitive impairment, tremors, loss of coordination and muscle control, loss of touch sensation, slurred speech and vision impairment. The course of the disease is unpredictable. For most MS patients, the disease initially manifests a 'relapsing-remitting' pattern. Periods of apparent stability are punctuated by acute exacerbations -- sudden unpredictable episodes that might involve impaired vision, diminished ability to control a limb, loss of bladder control, or a great variety of other possible neurologic deficits. In relapsing-remitting MS, some or all of the lost function returns.

However, the patient sustains an unceasing, often insidious, accumulation of neuronal damage. As the burden of neural damage grows, new lesions are more likely to produce irreversible impairment of function. Typically, about eight to fifteen years after onset, MS patients enter the secondary-progressive phase.

Eventually, progressive MS sufferers become wheelchair bound, may become blind and even incapable of speech. There is currently no licensed drug that reverses the course of the progressive form of MS. Our lead drug candidate, Alpha-Immunokine-NNS, is derived from a small protein called alpha- cobra toxin. Native alpha-cobra toxin is a potent poison extracted from cobra venom.

A specific chemical process modifies the cobra toxin, eliminating its deadly effect. The Immunokine retains some of the affinities of the native toxin, but to a much diminished degree - - likely a key factor in the agent's purported therapeutic effects.

Business Strategy

Following the completion of the acquisition of Biotherapeutics Inc., as a wholly owned subsidiary, we will continue our synthesis of new peptide drug candidates (collectively referred to as Immunokines), and will begin our first recombinant production of these peptides for human and veterinary applications. We will focus on the registration of these first products for use in veterinary medicine. We believe this approach will provide early revenues while we complete the final recombinant peptides to be used in human trials for the treatment of MS.

A new formulation of a modified Immunokine may prove effective when administered orally. Biotherapeutics Inc. has recently developed a new spray "puffer" that permits efficient delivery of the agent through the oral mucosa. Patent applications have been filed. Oral delivery may provide MS patients with an additional "quality of life" benefit by eliminating or decreasing the requirement for routine injections.

The Company believes that Immunokine may also slow the underlying progression of MS. They have found that development of new neurological impairment seems infrequent and the severity of acute exacerbations may be blunted. However, the small number and diversity of patients in the initial trials, the variability of MS, and the open-label 'uncontrolled' format of the pilot studies, complicate that assessment.


Product Development

A number of critical milestones have been completed. In order to develop Immunokine drug(s) it was necessary to design, build and validate equipment that would be used in the manufacturing process. Since such equipment did not exist, the task was a critical part of the feasibility assessment. The final drug could not be tested until this process was complete and validated. Another significant milestone was the development of one or more proprietary drug delivery platforms. Biotherapeutics, Inc. first patented a method of topical skin delivery (Patent issued) now known as MET technology which enabled the delivery of the Immunokine(s) in a cream or ointment. The most recent milestone addressed the completion and filing of a patent allowing the Immunokine drug to be delivered as a buccal spray, for those applications where injections using needles were impractical. The same drug formulation has been used for all three delivery formats which now allow the final drug to be validated in animal and human clinical trials. These trials will continue for 2-3 years and will result in the approval of the drug for human use in the U.S., Canada and Europe. Critical patents have been issued or are now pending.

These developmental milestones have allowed Biotherapeutics Inc. to develop, test and choose the Company believes to be the best processes and formulations for the Immunokine drug(s) which represent a new class of powerful therapeutics which have few adverse side affects. Years of preliminary testing in animal and human clinical trials would suggest readiness for final trials which with completion of this Offering are now expected to begin in 2003.

Additional Studies

Clinical investigations of Immunokine have been conducted in a variety of other neurologic, viral, and cancer-related disorders. There have been no significant safety issues with the immunokine; and tolerability has been excellent. For example, the agent has been investigated in clinical studies conducted at the University of Santiago in Chile. The investigators noted significant symptomatic improvements. They also believe that the drug exhibited antiviral and possibly anti-tumor activity. Those accounts help support the drug's safety and are consistent with reports from the Ministry of Health's trials.

Veterinary anecdotal studies complement the human clinical experience, providing additional data. For example, favorable results have been reported by treating various animals for Feline Leukemia, FIV (a feline virus analogous to HIV), canine malignancies, and a variety of other prevalent animal diseases and disorders.

Technology Overview

There are two proprietary primary technology platforms from which to develop multiple products. The first of these platforms involves a patented method for altering the three- dimensional structure of certain proteins and peptides found in nature. The result is that the desirable receptor-binding characteristics of these proteins are preserved and enhanced while the negative properties are either muted or eliminated. The binding of specialized signaling proteins and peptides to cell surface receptors is an important part in the pathogenesis and progression of many different diseases. The Company believes that if modified peptides which do not activate the normal biochemical pathways necessary for disease progression can instead be made to bind with these key receptor sites, they could be powerful therapeutic agents. In addition, it is possible that properly designed high-affinity peptides, once bound to the appropriate receptor sites, could temporarily restore normal function to diseased tissue or exert a beneficial immunomodulatory effect.

Biotherapeutics Inc. was recently granted a patent from the United States Patent Office covering its proprietary method of peptide modification. This patent could prove to be a source of significant royalty income to us in the future, although there can be no assurance thereof.

The second major technology platform is an innovative aerosolized drug delivery system. Many therapeutic agents cannot be effectively delivered by aerosol formulation due to their large size and/or irregular shapes. Since they cannot be ingested orally without being degraded by the digestive system, patients have no alternative but to inject these drugs directly. To address this problem, Biotherapeutics Inc. has developed a proprietary aerosol formulation (patent pending) which greatly enhances the permeability of the mucous membranes found on the roof of the mouth and the back of the throat (buccal delivery). This allows for the easy and efficient systemic delivery into the bloodstream of a much wider variety of proteins and peptides.

Strategy for Commercial Development

Our strategy is to raise sufficient capital to support any Phase I and II clinical trials using two financing rounds. Each round will be priced to incorporate any increased company valuation as it progresses through the trials estimated to take 12-18 months. After which, we intend raise capital to fund final Phase III trials and concomitant product "rollout" and/or licensing deals or partnerships with one or more established pharmaceutical firms.

Production Facility

We may outsource all or some of the manufacturing to plants which meet GMP (Good Manufacturing Practice) standards. GMP is a pre- requisite for all drugs and medical devices, regardless of their classification, as well as the incorporation of drugs and compounds into any vehicle for its delivery to the wound. In order to be certain that we are in compliance throughout all the levels of the manufacturing process, periodic reviews will be performed on the manufacturing facilities.

Product Liability Insurance

The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against us. We have not obtained product liability insurance, and there can be no assurance that we will be able to obtain insurance coverage in the future on acceptable terms or that any claims against us will not exceed the amount of such coverage.

Government Regulation

The production and marketing of our products and our research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, vaccines, drugs and certain diagnostic products are subject to FDA review of safety and efficacy. The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, refusal of the government to approve Biological License Applications ("BLAs"), Product License Applications ("PLAs"), New Drug Applications ("NDAs") or refusal to allow the Company to enter into supply contracts. The FDA also has the authority to revoke product licenses and establishment licenses previously granted. In order to obtain FDA approval to market a new biological or pharmaceutical product, we must submit proof of product safety, purity, potency and efficacy, and reliable manufacturing capability, which will require us to conduct extensive laboratory, preclinical and clinical tests. This testing, as well as preparation and processing of necessary applications, is expensive, time-consuming and often takes several years to complete. There is no assurance that the FDA will act favorably in making such reviews. We may encounter significant difficulties or costs in their efforts to obtain FDA approvals, which could delay or preclude us from marketing any products that we may develop. The FDA may also require postmarketing testing and surveillance to monitor the effects of marketed products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if problems occur following initial marketing, such as, compliance with regulatory standards is not maintained. With respect to patented products or technologies, delays imposed by governmental marketing approval processes may materially reduce the period during which we will have the exclusive right to exploit patented products or technologies. Refusals or delays in the regulatory process in one country may make it more difficult and time consuming for us to obtain marketing approvals in other countries.

The FDA approval process for a new biological or pharmaceutical drug involves completion of preclinical studies and the submission of the results of these studies to the FDA in an Initial New Drug application , which must be approved before human clinical trials may be conducted. The results of preclinical and clinical studies on biological or pharmaceutical drugs are submitted to the FDA in the form of a BLA, PLA or NDA for product approval to commence commercial sales. In responding to a BLA, PLA or NDA, the FDA may require additional testing or information, or may deny the application. In addition to obtaining FDA approval for each biological or chemical product, an Establishment License Application ("ELA") must be filed and the FDA must inspect and license the manufacturing facilities for each product. Product sales may commence only when both BLA/ PLA/ NDA and ELA are approved. In certain instances in which a treatment for a rare disease or condition is concerned, the manufacturer may request the FDA to grant the drug product Orphan Drug status for a particular use. In this event, the developer of the drug may request grants from the government to defray the costs of certain expenses related to the clinical testing of such drug and be entitled to marketing exclusivity and certain tax credits. We may seek Orphan Drug designation in the future for proposed products. If these products are the first such products approved, we may be entitled to seven year marketing exclusivity in the U.S. for these products once regulatory approval has been obtained. The seven year period of exclusivity applies only to the particular drug for the rare disease or condition for which the FDA has designated the product an Orphan Drug. Therefore, another manufacturer could obtain approval of the same drug for an indication other than the Company's or could seek Orphan Drug status for a different drug for the same indication. Sales of biological and pharmaceutical products and medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product or a device by a comparable regulatory authority of a foreign country must generally be obtained prior to the commencement of marketing in that country.

We are also subject to regulation by the Occupational Safety and Health Administration ("OSHA") and the Environmental Protection Agency ("EPA") and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. We believe that we are in compliance with regulations regarding the disposal of its biological, radioactive and chemical waste. We voluntarily comply with NIH guidelines regarding research involving recombinant DNA molecules. Such guidelines, among other things, restrict or prohibit certain recombinant DNA experiments and establish levels of biological and physical containment that must be met for various types of research.

Properties

The Company has recently relocated its principal offices to the principal office of Biotherapeutics, Inc. at 1850 NW 69th Ave., Suite 1 Plantation, Florida 33313. Patents Patents covering the manufacturing process have been filed and issued as follows:

US Patent #5,989,857 was granted in November 1999 with 10 claims. It describes a method for preparing a bioactive polypeptide (protein) in a stable, inactivated form, by treating the protein with ozone. The process causes the reduction of intermolecular disulfide bonds resulting in modified biological activity. The reversion of the protein to its original activity is not possible. The patent claims cover all proteins modified in this way with a special emphasis on venom-derived proteins that when injected into a host induce an immune reaction or displays anti-viral activity.

US Patent #5,512,278 was granted in 1996 and encompasses the formulation of a cream base which can be employed not only in OTC applications but serves as a topical delivery vehicle. The cream base has demonstrated the ability to incorporate therapeutic proteins in a stable environment. Our lead drug, Alpha-Immunokine has been administered in this vehicle for the treatment of shingles and psoriasis. With the demonstration that Alpha-Immunokine can inhibit the infection of HIV, it could be employed in a prophylactic role.

Biotherapeutics Inc. has recently developed a new spray "puffer" that permits efficient delivery of the agent through the oral mucosa. Patent applications have been filed. Patents in process include the Buccal Delivery System for oral administration of protein drugs and the Immunokine Composition and Method patent application.

Competition

The biotechnical market is extremely competitive. In seeking to manufacture, distribute and market the various products we intend to develop from the uses of the Alpha- Immunokine compound, we face competition from established pharmaceutical companies such as Schering AG, Biogen, Elan, among others. All of our potential competitors in this field have considerably greater financial and personnel resources than we possess. Worldwide, the potential market for MS therapies is several billion dollars. In the U.S. many patients with relapsing forms of MS are not receiving approved 'disease-modifying' therapies (Betaseron, Avonex, or Copaxone). In most other countries where MS is prevalent, including Western Europe and Canada, penetration of that segment of the MS population remains modest. Worldwide, only a handful of patients with progressive forms of the disease are on an approved disease-modifying therapy.

Employees

As of November 22, 2002, we had nine full time employees, three of which are engaged in management and product development, three full time clerical employee, and three management employees. Biotherapeutics Inc. is severely understaffed and will expand its employee force upon completion of its private placement offering. There can be no assurance we will be able to locate or secure suitable employees upon acceptable terms in the future.

ITEM 2. DESCRIPTION OF PROPERTY

Nutra Pharma maintains offices at 1850 NW 69th Avenue, Suite 1, Plantation, Florida. It owns the trademark, "Nutra Pharma," which it is presently attempting to have registered on the principal register of the U.S. Patent and Trademark Office. Nutra Pharma considers its current office space suitable for its present needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is not subject to any litigation. Biotherapeutics has pending lawsuits against two former employees resulting from their acrimonious departure from the company's employ.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS There have been no submissions of matters to a vote of security holders in the fiscal year ended December 31, 2002.

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock was quoted on the over-the-counter bulletin board under the symbol "CYBV" from September 7, 2001 through November 12, 2001. Since November 13, 2001, it has been quoted on the over-the-counter bulletin board under the trading symbol, "NPHC." The high and low sale prices of our common stock were $.4.18 and $.27, respectively, during fiscal year 2002. Nutra Pharma considers its Common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of December 31, 2002, there were 118 record holders of Nutra Pharma Common Stock.

The following table sets forth the range of high and low bid information for each full quarterly period of the last fiscal year:

    Period Reported                     Average High Bid   Average Low Bid
    --------------------------------    ----------------   ---------------
    Quarter ended March 31, 2002            $4.18              $2.75

    Quarter ended June 30, 2002             $2.65              $0.76

    Quarter ended September 30, 2002        $1.55              $0.51

    Quarter ended December 31, 2002         $0.72              $0.27

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

SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of the Company outstanding as of December 31, 2002 was 182.


DIVIDENDS

No dividends have been declared or paid on the Company's common stock.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Results of Operations

Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the year ended December 31, 2002 was $89,261, compared to a net loss of $184,430 for the comparable period of 2001. Management attributes the difference to the rescission of the acquisition of Nutra Pharma, Inc. and due diligence expenses incurred in the intended acquisition of Bio Therapeutics, Inc.

Liquidity and Capital Resources

As of December 31, 2002, we had $0 cash on hand and a working capital deficit of $45,083, compared to $6 cash on hand and a working capital surplus of $134,344 for the same period of 2001. Management attributes the difference to the loss of the booked assets of Nutra Pharma, Inc. we incurred when we rescinded the acquisition of Nutra Pharma, Inc., and the expenses incurred in the due diligence of the intended acquisition and funding of Bio Therapeutics, Inc. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders, and by private placements of our common stock. However, our principals are not legally obligated to loan us these operating funds, and there can be no assurance that our private placements will be successful.


PLAN OF OPERATIONS

Nutra Pharma presently has limited cash with which to satisfy any future cash requirements, and all of its cash requirements are now being satisfied by contributions from its officers and directors. Nutra Pharma is seeking $1,500,000 to $3,000,000 from its current private placement of common stock to satisfy its cash requirements for the next 12 months without having to rely on cash contributions from its officers and directors.

Our plan of operations is to finish the closing of the acquisition of Bio Therapeutics, Inc., which is contingent upon the raising of a minimum of $1,500,000 capital in our current private placement of securities, which is now pending with View Trade Securities, Inc. After the closing, we expect to continue the development of Bio Therapeutics's product line, and to pursue FDA approval of the products.

We will continue the synthesis of new peptide drug candidates (collectively referred to as Immunokines), and will begin recombinant production of these peptides for human and veterinary applications. We will focus on the registration of these first products for use in veterinary medicine. We believe this approach will provide early revenues while we complete the final recombinant peptides to be used in human trials for the treatment of MS.

We expect to incur research and development costs of $1.5 million over the course of this fiscal year, and we also expect to hire additional personnel as our operations grow. Nutra Pharma is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that Nutra Pharma will be successful in raising the capital it requires through the sale of its common stock.




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

The current executive officers, key employees and directors of Nutra Pharma Corp. are:


 Name                           Age             Position
  ----------------             -----      ------------------------------
  Rik Deitsch                   36        CEO, President and Director
  Suzanne Mundschenk            64        Vice President
  Dr. Michael Flax              47        Director
  Soram Singh Khalsa, M.D.      54        Director, Chairman of the
                                          Medical Advisory Committee
  Zirk Engelbrecht              46        Chairman of the Board of
                                          Directors, Secretary/Treasurer


Rik Deitsch. Since November 7, 2002, Mr. Deitsch has been the CEO, President and Director of Nutra Pharma. Mr. Deitsch holds both a B.S. in Chemistry and an M.S. in Biochemistry from Florida Atlantic University and has conducted research for the Duke University Medical School Comprehensive Cancer Center. His research provided some of the beginning fundamentals for the development of several powerful therapeutics. Mr. Deitsch has a strong background in researching compounds derived from venomous animals, conducting work in Gila monsters (i.e. Exendin 4 -- Amylin Pharmaceuticals), Cone Snails (i.e. Prialt Elan Pharmaceuticals), and Rattlesnakes (i.e. Integrilin Millennium Pharmaceuticals). His graduate work consisted of in-depth research on Cone snail venom pharmaceutical applications and Camptothecin analogs for the treatment of cancer. Deitsch has several papers and posters on rational drug design using computer simulations. Mr. Deitsch is an adjunct professor and teaches several courses for Florida Atlantic University's College of Business and Continuing Education Department.

Suzanne Mundschenk. Ms. Mundschenk is the Vice President since August 22, 2002. From 1983 to 2002 she was the VP / Administration of Bio Therapeutics, Inc. (formerly Phylomed) where she was responsible for financial reporting, accounts receivable and payable management and general operation of the facility. She also served as Executive Vice President, Secretary and Director of Laboratory Sciences Institute from 1983 to 1986. From 1980 to 1982 she was the Foreign Liaison for R&D Systems and headed the acquisition of Hycel Europa, a manufacturer and exporter of blood diluters. She holds an Associates Degree in Arts from College Edouard-Montpetit in Montreal, Quebec, Canada.

Michael D. Flax, D.D.S., M.S., P.A. Dr. Flax is a director of Nutra Pharma Corp. Since November 26, 2001, he was director, president and Chief Executive Officer of Nutra Pharma. From 1986 to the present, he has been self employed in the practice of Endontics in Coral Springs, Florida. Dr. Flax is a diplomat of the American Board of Endontics, a member of the American Association of Endontics, and a Fellow of the American College of Denists. Since 1991, he has served on the board of Directors of Health Star, Inc., and currently serves as director for Paragon Dental Services, Chief Financial Officer of Life Network Engineering Technologies, Inc., Associate Professor, Graduate Endontics Department at Nova South-eastern University School of Dentistry, Faculty Instructor at the University of Pennsylvania, and Faculty Instructor at Temple University. From 1984 through 1986, Dr. Flax served as a part time faculty instructor at the University of Pennsylvania, School of Dental Medicine; Endontics Dept., and was a sub-contractor for general dentistry in Philadelphia, Pennsylvania. From 1981 through 1983, he was a subcontractor for general dentistry in Florida, Long Island and New York City. He holds a certificate from the University of Pennsylvania School of Dental Medicine in Endontics, 1986, a D.D.S. from Georgetown University Dental School, 1981, an M.S. in chemistry from St. John's University, 1977, and a B.A. major in chemistry, minor in engineering from Miami University in Oxford, Ohio. He is licensed to practice dentistry in the states of Florida, Maryland, New York, Pennsylvania, and the District of Columbia.

Soram Singh Khalsa, M.D. Dr. Khalsa is the current director of the Nutra Pharma Corp. since February 6, 2002 and the Chairman of the Medical Advisory Committee. Dr. Khalsa has been employed since 1977 in the practice of Internal Medicine and Functional Medicine and is the current Medical Director of the Khalsa Medical Clinic in Beverly Hills, California, and he is currently on the medical staff of Cedars Sinai Hospital. From 1976 through 1977, Dr. Khalsa served his residency in Internal Medicine at the Hospital of the Good Samaritan in Los Angeles, California. From 1975 through 1976, he served as a resident of Internal Medicine at St. Luke's Hospital in Cleveland, Ohio. From 2001 to the present, Dr. Khalsa has served as a Member of the Outside Scientific Advisory Board for the Center on Botanical Studies, National Institute of Health, and a Member of the Advisory Board, Jewish Hospice Project, Los Angeles. From 2000 to the present, Dr. Khalsa has served as a Member of the Medical Advisory Board , Great Smokies Diagnostic Laboratory, Asheville, North Carolina. From 1998 to the present, he has served as the Medical Director of East-West Medical Research Institute. From 1997 to 1999 Dr. Khalsa served as Chairman of the Executive Steering Committee of Complementary Medicine at Cedars-Sinai Medical Center, and from 1995 through 1997, he served as a Member of the Cedars-Sinai Medical Center Task Force on Complementary Medicine. Dr. Khalsa is a Graduate, cum laude, of Yale College, 1970; a Graduate of the American Institute of Homeopathy, 1973; holds a certificate in the Post Graduate Training Program, Millersville, Pennsylvania, 1973; and is a Graduate of the Case Western Reserve University School of Medicine, 1974.

Zirk Engelbrecht. Mr. Engelbrecht has been a director since February, 2002, and is the current Chairman of the Board of Directors. He has acted as Secretary and Treasurer since October, 2002. Mr. Engelbrecht holds a degree in Mechanical Engineering, and a certificate from the Council for Scientific and Industrial Research. He is the current President of Suprafin, Inc., since 1995, and the president of Infoplan, Inc., since 1994. From 1989 through 1994, Mr. Engelbrecht served as the Managing Director of Suprafin CC, a financial services and venture capital firm operating in South Africa. From 1983 through 1989, he was employed as the General Manager of Growth Equities, Ltd., and from 1980 through 1983, he worked as a mechanical engineer for the Council for Scientific and Industrial Research. Mr. Engelbrecht has overseen the venture capital phase and public registration of three public companies since 1994, and has managed a venture capital pool with assets of approximately $54 million.


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

ITEM 10. EXECUTIVE COMPENSATION.

Other than Suzanne Mundschenk, CEO of Biotherapeutics Inc. and D. Mundschenk her husband, we have not entered into any employment agreements with any of our executives. To the date of this Offering, no officer has received compensation, and we do not intend to pay any such compensation until completion of the offering. We intend to offer our directors common stock in exchange for their availability to serve on our board of directors.

The following table summarizes the compensation Nutra Pharma has paid to its Chief Executive Officer and all other executive officers for services rendered up to the period ended December 31, 2002. No salaries were paid during fiscal year 2002, and there were no grants of options or SAR grants given to any executive officers during the past fiscal year.


                            Annual Compensation
                            -------------------

  Name and Position       Salary      Bonus       Deferred
  -----------------       ------      -----       --------

  Fiscal year 2002:

  Rik Deitsch                  0           0          0
  Suzanne Mundschenk           0           0          0
  Dr. Michael Flax             0           0          0
  Soram Singh Khalsa, MD       0           0          0
  Zirk Englebrecht             0           0          0
  Nancy Volpe            $50,000           0          0
                         -------         ----      --------
  Total                  $50,000           0          0


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


  Name and Address               Number of Shares        Percentage Owned
  ----------------               ----------------        ----------------
  Rik Deitsch(1)                     500,000                   1.1%
  1850 NW 69th Ave.
  Suite 1
  Plantation, FL 33065

  Opus International, LLC (2)      9,692,556                 22.38%
  Marcy Englebrecht
  485 Martin Lane
  Beverly Hills, CA 90210

  Dr. Michael Flax                 3,000,000                 6.93%
  2929 University Dr.
  Suite 102
  Coral Springs, FL 33065

  Suzanne Mundschenk(1)                    0                    0%
  1850 NW 69th Ave.
  Suite 1
  Plantation, FL 33065

  Dr. Soram Singh Khalsa           1,500,000                 3.46%
  Bedford Dr.,
  Beverly Hills, CA 90210

  Zirk Englebrecht (2)               276,000                  .69%
  485 Martin Lane
  Beverly Hills, CA 90210


  Officers and Directors
  as a Group                       5,276,000                12.18%
  ----------------------

(1) The completion of the acquisition of Bio Therapeutics, Inc. will result in the issuance of additional shares in the amount of 145,937 to Rik Deitsch, and 6,638,803 shares to Suzanne Munschenk.

(2) Mr. Englebrecht disclaims beneficial ownership of any shares of Nutra Pharma's common stock beneficially owned by Opus International, LLC or Marcy Englebrecht, Mr. Englebrecht's wife.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 3, 2001, we issued 4,500,000 shares of restricted common stock to George Guy Minto, in exchange for the assets of Nutra Pharma, Inc., which consisted of a license agreement with TerraBioPharma, S.A., for the worldwide distribution rights to TerraBioPharma's botanical medicinal compound. On October 23, 2002, Mr. Minto returned 1,787,500 shares of Nutra Pharma common stock to the Company for cancellation based on negotiations between the Company and Mr. Minto.

We borrowed $819,327 from Marcy Engelbrecht, the wife of Zirk Engelbrecht, one of our directors, for operating capital. The loan is unsecured, non-interest bearing, and has no specific terms for repayment, and Ms. Engelbrecht has agreed to convert the debt to common stock.

We have entered into a non-exclusive financial advisory agreement with the Placement Agent of our private placement offering of securities, View Trade Securities, for a period of one year beginning on April 3, 2002. We have agreed to sell 100,000 shares of our common stock to the Placement Agent for a nominal amount as compensation to the Placement Agent. The Placement Agent's duties pursuant to the financial advisory agreement include, but are not limited to, the following: (i) study and review our business, operations, historical financial performance so as to enable the Placement Agent to provide us with advice; (ii) assist us in attempting to formulate working capital and capital resource strategies; (iii) assist in the structure of potential business combinations; and (iv) assist us in communications with the investment community. In the event the Placement Agent is instrumental in a financing, the Placement Agent shall be entitled to a financing fee. During the term of the financial advisory agreement, we have granted the Placement Agent a right of first refusal with respect to any financing which we intend to complete. We have also agreed to pay the Placement Agent a finder's fee in the event the Placement Agent introduces us to another party or entity, and as a result of such introduction, a transaction between us and such entity is consummated. On January 6, 2003, this agreement was extended for a period of twelve (12) months, through January 6, 2004, and we have agreed to sell an additional 1,500,000 shares of our common stock to the Placement Agent for a nominal amount as compensation to the Placement Agent.

  ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Financial Statements (included in Part II of this Report):

    Report of Independent Certified Public Accountant
    Financial Statements
    Balance Sheets
    Statement of Loss And Accumulated Deficit
    Statements of Cash Flows
    Statements of Stockholder's Equity
    Notes to Consolidated Financial Statements

    (b) Reports on Form 8-K:

      February 28, 2002
      September 4, 2002
      September 5, 2002  (amended)
      September 6, 2002  (amended)
      October 30,  2002  (amended)

    (c) Exhibits

        None


   FINANCIAL STATEMENTS

   Report of Independent Certified Public Accountant dated
   April 11, 2003
   Balance Sheets
   Statement of Loss and Accumulated Deficit
   Statements of Stockholder's Equity
   Statements of Cash Flows
   Notes to Financial Statements


                               NUTRA PHARMA CORP.
                         (A Development Stage Company)
                              FINANCIAL STATEMENTS

                               December 31, 2002


                                    CONTENTS


  Independent Auditors' Report . . . . . . . . . . . . . . . . . F 2

  Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . .F 3

  Statements of Operations  . . . . . . . . . . . . . . . . . . .F 4

  Statements of Stockholders' Equity (Deficit). . . . . . . . . .F 5

  Statements of Cash Flows  . . . . . . . . . . . . . . . . . . .F 6

  Notes to the Financial Statements  . . . . . . . . . . . . . . F 7-F9


                          Independent Auditor's Report



Board of Directors and Stockholders
NUTRA PHARMA CORP.
Plantation, Florida

I have audited the accompanying balance sheets of NUTRA PHARMA CORP. (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years then, and for the period February 1, 2000(inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of NUTRA PHARMA CORP. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and for the period February 1, 2000(inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 7, the Company is in development stage and has limited assets, limited working capital, and has sustained losses during its development stage which together raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rogelio G. Castro
Certified Public Accountant

Oxnard, California
April 11, 2003


                            NUTRA PHARMA CORP.
                    (A Development Stage Company)
                             Balance Sheets

                                              December 31,
                                           2002         2001
                                         --------   --------
                      ASSETS
  Current Assets:
    Cash                              $        -   $       6
    Loan receivable                      819,327
                                         -------    --------
      Total Current Assets               819,327           6
                                         -------    --------
  Other Asset:
    License agreement (net)                    -    1,633,333
                                       ---------     ---------
  TOTAL ASSETS                        $  819,327   $1,633,339
                                       =========    =========

            LIABILITIES & STOCKHOLDERS' DEFICITS

  Current Liabilities:
    Accrued expenses                  $    2,400   $        -
    Loan payable related party           862,010       42,683
    License fees payable                       -    1,725,000
                                        --------    ---------
      Total Current Liabilities          864,410    1,767,683
                                       ---------    ---------
  Stockholders' Deficits:
    Common Stocks, $.001 par value
     Authorized shares; 100,000000
     Issued and outstanding shares;
      43,813,905 and 44,500,000
       respectively                       43,814       44,500
     Paid In Capital                       8,136        7,450
     Deficit Accumulated during
      the development stage              (96,347)    (186,294)
                                       ---------    ---------
      TOTAL STOCKHOLDERS' DEFICIT        (45,083)    (134,344)
                                       ---------    ---------
  TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIT            $  819,327   $1,633,339
                                       =========    =========

  The accompanying notes are an integral part of these financial statements.

                                    F3



                                NUTRA PHARMA CORP.
                         (A Development Stage Company)
                            Statements of Operations
                                                            From
                                                            inception
                                                            February 1,
                                                            2000
                                     For the years ended    through
                                         December 31,       December 31,
                                      2002        2001      2002
                                    ---------  ---------   -----------
  Income                          $         -  $      86   $        86
  General and Administrative           27,406     67,763        97,119
  Amortization of license fee        (116,667)   116,667             -
                                    ---------    -------     ---------
       Total Expenses                 (89,261)   184,430        97,119
                                    ---------    -------     ---------
  Net income (loss)               $   (89,261) $(184,430)  $(   97,033)
                                    =========    =======     =========
  Basic income (loss) per share       $   .01     $(.00)
                                       ======     ======

  The accompanying notes are an integral part of these financial statements.

                                    F4



                                NUTRA PHARMA CORP.
                         (A Development Stage Company)
                     Statement of Stockholders' Equity
   For the period February 1, 2000(inception) through December 31, 2002

                                                              Deficit
                            Number       Common               Accumulated
                            Of           Stock      Paid      During the
                            Shares       at Par     in        Development
                            Outstanding  Value      Capital   Stage
                            -----------  -------    --------  ------------
Stocks issued at inception
 for services                 1,950,000  $ 1,950    $    -     $     -
  Net loss,
     December 31, 2000                                          (1,950)
                            -----------  -------    --------  ------------
  Balance, December 31, 2000  1,950,000  $ 1,950         -      (1,950)
  Stocks issued for cash         50,000       50     7,450
  Stocks issued              42,500,000   42,500
  Net loss,
      December 31, 2001                                        (184,344)
                            -----------  -------    --------  ------------
Balance, December 31, 2001   44,500,000   44,500     7,450     (186,294)
  Stocks issued               1,621,405    1,621       686
  Stocks cancellation        (2,307,500)  (2,307)
  Net loss,
   December 31, 2002                                            (89,261)
                            -----------  -------    --------  ------------
  Balance December 31, 2002  43,813,905  $43,814    $8,136    $ (97,033)
                             ==========  =======    ======    ==========



  The accompanying notes are an integral part of these financial statements.

                                    F5




                                NUTRA PHARMA CORP.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                              From
                                                              inception
                                                              February 1,
                                                              2000
                                      For the years ended     through
                                           December 31,       December 31,
                                        2002         2001     2002
                                      ---------  ---------    -----------
  CASH FLOWS FROM
   OPERATING ACTIVITIES
     Net loss                      $    89,261  $(184,430)  $   (95,083)
     Amortization                     (116,667)   116,667             -
     (Increase)decrease in
     Loan receivable                  (819,327)         -      (819,327)
     License agreement               1,750,000 (1,750,000)            -
     Increase(decrease) in
      Accrued expenses                   2,400          -         2,400
      License fees payable          (1,725,000) 1,725,000             -
      Loans payable-related party      819,327     42,683       862,010
                                     ---------  ---------    ----------
  NET CASH PROVIDE FOR (USED)BY
    OPERATING ACTIVITIES                     6    (49,994)      (50,000)

  CASH FLOWS FROM
   FINACINNG ACTIVITIES
      Stock issuance                               50,000        50,000
                                      --------   --------     ---------
  NET INCREASE (DECREASE) IN CASH       (    6)         6             -

  BEGINNING CASH                             6          -             -
                                      --------   --------    ----------
  ENDING CASH                        $       -   $      6   $         -
                                      ========    =======    ==========


  The accompanying notes are an integral part of these financial statements.

                                    F6



                               NUTRA PHARMA CORP.
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2002

NOTE 1 - NATURE OF BUSINESS

Nutra Pharma Corp. (the Company) was incorporated under the laws of the state of Nevada on February 1, 2000. It has developed a business plan to establish nationwide wholesale and retail sales of greeting cards, note cards and gift tags made from a design process involving photography and computer graphics.

The Company is considered a development stage enterprise because it has not yet generated significant revenues from the sale of its products.

 NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

a. Basis - The Company uses the accrual method of accounting.

b. Cash and cash equivalents - The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

c. Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates. As of December 31, 2002 the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculations:

                                        For the years ended
                                            December 31,
                                       2002           2001
                                      ----------   -----------
        Net income (loss0             $  89,261     $(184,344)
        Weighted average shares
        outstanding (denominator)    18,204,208    44,500,500

        Basic loss per share            $ 0.01        $(0.00)
                                          ====          ====

                                    F7


d. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE3  - INCOME TAXES

The Company has adopted the provision of SFAS No. 109 "Accounting for Income Taxes". It requires recognition of deferred tax liabilities and assets for the expected future tax consequences. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Nutra Pharma Corp. has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue codes are met.

The Company's total deferred tax assets as of December 31, 2002 is as follows:

    Net operating loss carry-forward        $ 97,033)
    Valuation allowance                     ( 97,033)
                                             --------
                                            $      -
                                              =======

The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the Federal statutory rate of 34% were applied to pre-tax loss is as follows for the year ended December 31, 2001:

    Income tax benefit at statutory rate    $ 29,110
    Valuation allowance                      (29,110)
                                              ------
                                            $      -
                                              ======

The net operating loss carry forward of $97,033 for federal tax purposes will expire in year 2022.

                                    F8


NOTE 4 RELATED PARTY TRANSACTIONS

The Company issued shares of restricted common stock to its officers, legal counsel, and consultant in exchange for services rendered. The stocks issued are recorded at fair value par value of the services received.

During the year 2001 and 2002, the Company received advances from officers who are also stockholders. These advances are non-interest bearing and have no specific terms of repayment. Balance of the loan Loan payable to related party as of December 31, 2002 is $862,010. Loan receivable to related party is also non-interest bearing and has No specific terms of repayment. Balance as of December 31, 2002 is $819,327.

NOTE 5 LICENSE AGREEMENT

On May 7, 2001, the Company entered into a license agreement. The purchase price for the license was $1,750,000. The cost of the licensing agreement acquired was recorded as an intangible asset and is being amortized over the term of the license of five years. At December 31, 2001, accumulated amortization was $116,667. On December 23, 2002, the above agreement was mutually cancelled by both parties. Related adjustments are reflected in December 31, 2002 financial Statements.

NOTE 6 ACQUISITION OF SUBSIDIARY

On August 2002, have entered into an agreement to acquire Bio Therapeutics, Inc. a Florida corporation. As of balance sheet date, the agreement is still pending and not yet completed.

NOTE 7 GOING CONCERN

The Company has no assets with which to create operating capital. It has an accumulated deficit of $97,033 at December 31, 2002. These factors raise substantial doubt about the company's ability to continue as a going concern. The company seeks to raise operating capital through private placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.

                                    SIGNATURES
                                   -----------

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

 Nutra Pharma Corp.

  Rik Deitsch
  _____________________________________
  RIK Deitsch, President and Director

  Date: March 31, 2003

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Zirk Engelbrecht
 _____________________________________
 Zirk Engelbrecht, Treasurer
  Date: March 31, 2003


In connection with the annual report of Nutra Pharma, Inc. on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, the undersigned certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of the Company.


 Dated: March 31, 2003           By: Rik Deitsch
                                    --------------------------
                                     Rik Deitsch,
                                     Chief Executive Officer


 Dated: March 31, 2003           By: Zirk Englebrecht
                                     ------------------------
                                     Zirk Englebrecht,
                                     Treasurer


Exhibit 1.  Settlement Agreement

Rescission, Settlement and Release Agreement

Parties: George Minto (Nutra Pharma, Inc.) vs. Zirk   Englebrecht (Nutra Pharma
Corp.)

Nutra Pharma Corp. and Nutra Pharma Inc. and have agreed to rescind their agreement dated November 25, 2001. The prior agreement entitled Nutra Pharma Corp. to acquire all assets of Nutra Pharma Inc. for 4,500,000 shares of Nutra Pharma Corp. (OTCBB: NPHC). All shares were disbursed to Minto as the sole shareholder of Nutra Pharma Inc. All shares available will be returned to Nutra Pharma Corp., all other shares not returned to Nutra Pharma Corp. will be deemed irretrievable and cancelled upon this agreement (terms below).

Upon payment by Nutra Pharma (Minto) in full of the total consideration set forth in this agreement, and receipt of 4,500,000 (less irretrievable shares) shares of Nutra Pharma Corporation (OTCBB: NPHC) delivered to Nutra Pharma Corp. and Engelbrecht, the said Parties and Principles-Nutra Pharma Inc. Minto and Nutra Pharma Corp. Engelbrecht-hereby agreed to waive and forever release and discharge each other (and their heirs, executors, administrators, successors and assigns, predecessors, parent corporations, subsidiary corporations, affiliates and agents, and the officers, directors, employees, attorneys, agents, shareholders, and representatives of any of them) from any and all actions, causes of action, suites, debts, sums of money, accounts, reckonings, bonds, bills, specialities, covenants, controversies, agreements, promises, variances, trespasses, damages, judgments, extent, executions, claims and demands whatsoever, in law, admiralty or equity, which they ever had, now have or hereafter can, shall or may have, for, upon or by reason of any matter, cause or thing whatsoever from the time the parties first met (telephonically, electronically, in person or in writing)to the day of the date f this agreement and release.

The final terms and conditions of this agreement: Minto and Nutra Pharma, Inc. will return the 2,092,500 shares of Nutra Pharma Corp. (OTCBB: NPHC) in return will receive 250,000 shares of free trading shares of Nutra Pharma Corp. (OTCBB: NPHC). The remaining 1,407,500 shards will be deemed irretrievable and cancelled upon this agreement.

Zirk Englebrecht Date 23/12/02

George Minto Date 23/12/02

Exhibit 2.  Tender Offer

                           OFFER TO PURCHASE FOR CASH
                                     UP TO
                              2,000,000 SHARES OF
                               NUTRA PHARMA CORP.
                          ("NPHC") (CUSIP #67060U109)
                                      FOR
                              $.80 CASH PER SHARE
                                       BY
                                     BUYER

We are offering an opportunity to sell your shares of Nutra Pharma ("NPHC") for $.80 per share. The offer may be amended or terminated in the event we do not receive the full amount of shares we are seeking to purchase. In the event we receive more shares that the full amount of shares we are seeking to purchase, the shares will be accepted on a first-come, first-buy basis. The purchase price has been determined at the sole discretion of Buyer ("Buyer".) The date of this offer is December 30, 2002; it will expire January 31, 2003 unless extended.

TERMS, DISCLOSURES, AND TRANSFER INSTRUCTIONS

To respond to our offer, please submit your shares to Depository Trust Company. Buyer hereby warrants that all Shares properly tendered will be paid for in cash promptly after we receive confirmation the Shares have been transferred. The amount paid to you will be calculated by multiplying the number of Shares you transfer to us by $.80 per Share, then subtracting any distributions, of cash or securities, from any source whatsoever, paid after December 30, 2002. Buyer is not affiliated in any way with Target. Buyer may purchase or sell additional Shares at any point in the future at prices that may differ from the price offered herein. In the event of a significant adverse change in circumstance of Target, we reserve the right to terminate or amend this offer without notice. In the event Target is not current in its filings with the Securities and Exchange Commission by the expiration of this offer, we reserve the right to terminate or amend this offer. No shares tendered to this offer may be accepted until the offer has expired. Shareholders tendering their shares to Buyer will not have withdrawal rights unless the offer is amended or is extended beyond February 28, 2003 (not including amendments that serve only to increase the offer price or to change the number of shares we are willing to purchase.) The right to terminate the offer in the event of an adverse change in circumstance allows Buyer to potentially realize profits from an increase in the value of Target without incurring an equal risk of loss from a decrease in the value of Target. The majority of market risk is therefore retained by the sellers until such time as the offer expires and the sellers are paid in full. In the event a single block of Shares tendered pursuant to this offer should cause the total number of Shares tendered to exceed the limited number of Shares we are willing to purchase, we reserve the right to reject that block, or to purchase a portion of that block at our sole discretion.

                   For More Information The Saksa Group, LLC
                           8560 East Pershing Avenue
                           Scottsdale, Arizona 85260
                  Tel: (480)860-2075   Email: stock4u@aol.com