Form 10KSB/A
period 2002-12-31
NUTRA PHARMA CORP
filed 2003-04-24
CIK 1119643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO

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



                          1850 NW 69th Avenue, Suite 1
                           Plantation, Florida 33313
                            (954) 321-5553 Telephone
                               (954) 321-5630 Fax
          ------------------------------------------------------------
         (Address and telephone number of principal executive offices)


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
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's revenues for the Fiscal Year ended December 31, 2002 were $0. The aggregate market value of the voting stock (which consists solely of shares of
Common Stock) held by   non-affiliates of the issuer as of December 31, 2002,
computed by reference to the market value of the registrant's common stock according to the over-the-counter bulletin board, administered by the NASD, was approximately $11,694,396.

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

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculations:

                                        For the years ended
                                            December 31,
                                         2002          2001
                                      ----------   -----------
        Net income (loss0             $  89,261     $(184,344)
        Weighted average shares
        outstanding (denominator)    18,204,208    44,500,500

        Basic loss per share            $ 0.01        $(0.00)
                                     ===========   ===========

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

Nutra Pharma Corp. has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue codes are met.

The Company's total deferred tax assets as of December 31, 2002 is as follows:

    Net operating loss carry-forward       ($ 97,033)
    Valuation allowance                     ( 97,033)
                                             --------
                                            $      -
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


 Zirk Engelbrecht
 _____________________________________
 Zirk Engelbrecht, Treasurer

 Date: March 31, 2003


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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


 Dated: March 31, 2003           By: Rik Deitsch
                                    --------------------------
                                     Rik Deitsch,
                                     Chief Executive Officer



 Dated: March 31, 2003           By: Zirk Englebrecht
                                     ------------------------
                                     Zirk Englebrecht
                                     Treasurer

                                 CERTIFICATION
                            PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Rik Deitsch, certify that:

1. I have reviewed this report on Form 10-KSB of Nutra Pharma Corp.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the year ending 2002, as presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including any subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


Rik Deitsch
-----------------------
Rik Deitsch
Chief Executive Officer

                                 CERTIFICATION
                            PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Zirk Englebrecht, certify that:

1. I have reviewed this report on Form 10-KSB of Nutra Pharma Corp.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the year ending 2002, as presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including any subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


Zirk Englebrecht
-----------------------
Zirk Englebrecht
Chief Financial Officer

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

Zirk Englebrecht                              Date 23/12/02
----------------
Zirk Englebrecht


George Minto                                  Date 23/12/02
----------------
Georg Minto

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