Form 10-Q
period 2003-03-31
NUTRA PHARMA CORP
filed 2003-05-14
CIK 1119643

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                        COMMISSION FILE NUMBER: 333-44398



                               NUTRA PHARMA CORP.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)



          California                                   91-2021600
- ----------------------------------             ----------------------------
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)



                                 485 Martin Lane
                              Beverly Hills, CA 90210
                                  (310) 276-8767
-------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                                      NONE
          --------------------------------------------------------------
          Former name, former address and former fiscal year, if changed

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                   ---     ---

The number of shares of the registrant's common stock as of March 31, 2003:
44,500,000 shares.

Transitional Small Business Disclosure Format (check one):   Yes    No X
                                                                ---   ---
1


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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

2


                            NUTRA PHARMA CORP.
                    (A Development Stage Company)
                             Balance Sheets

                                         Dec. 31,    March 31,
                                           2002        2003
                                         --------   --------
                      ASSETS
  Current Assets:
    Cash                              $        -   $       -
    Loan receivable                      819,327     872,327
                                         -------    --------
      Total Current Assets               819,327     872,327
                                         -------    --------
  TOTAL ASSETS                        $  819,327   $ 872,327
                                       =========    =========

            LIABILITIES & STOCKHOLDERS' DEFICITS

  Current Liabilities:
    Accrued expenses                  $    2,400   $    2,400
    Loan payable related party           862,010      915,010
                                         --------    ---------
      Total Current Liabilities          864,410      917,410
                                       ---------    ---------
  Stockholders' Deficits:
    Common Stocks, $.001 par value
     Authorized shares; 100,000000
     Issued and outstanding shares;
     43,813,905
                                          43,814       43,814
     Paid In Capital                       8,136        8,136
     Deficit Accumulated during
      the development stage              (96,347)    ( 96,347)
                                       ---------    ---------
      TOTAL STOCKHOLDERS' DEFICIT        (45,083)    ( 45,083)
                                       ---------    ---------
  TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIT            $  819,327   $  872,327
                                       =========    =========

  The accompanying notes are an integral part of these financial statements.

3


                               Nutra Pharma Corp.
                         (A Development Stage Company)
                            Statements of Operations
                 For the periods ended March 31, 2002 and 2003
     and for the period February 1, 2000 (inception) through March 31, 2003

                                                                   Cumulative
                                                                   from (inception)
                                                                   through
                                    March 31,     March 31,        March 31,
                                      2003          2002             2003
                                    --------      --------         -----------------
Income                             $     0        $     0        $      0
                                    --------      --------         -----------------
      Total  Income                $     0        $     0        $      0
                                    --------      --------         -----------------

Operating Expenses
 Amortization Expense              $     0        $     0
 General and
 administrative expenses                 0         141,644         97,119
                                    --------      --------        --------
 Total Expenses                          0              0          97,119
                                    --------      --------        --------

Net income (loss)                  $     0        $141,644     $ ( 97,119)
                                    --------      --------     -----------
                                    --------      --------     -----------

4
                               Nutra Pharma Corp.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                  For the period February 1, 2000 (inception)
                             through March 31, 2003

                                                              Deficit
                            Number       Common               Accumulated
                            Of           Stock      Paid      During the
                            Shares       at Par     in        Development
                            Outstanding  Value      Capital   Stage
                            -----------  -------    --------  ------------
Stocks issued at inception
 for services                 1,950,000  $ 1,950    $    -     $     -
  Net loss,
     December 31, 2000                                          (1,950)
                            -----------  -------    --------  ------------
  Balance, December 31, 2000  1,950,000  $ 1,950         -      (1,950)
  Stocks issued for cash         50,000       50     7,450
  Stocks issued              42,500,000   42,500
  Net loss,
      December 31, 2001                                        (184,344)
                            -----------  -------    --------  ------------
Balance, December 31, 2001   44,500,000   44,500     7,450     (186,294)
  Stocks issued               1,621,405    1,621       686
  Stocks cancellation        (2,307,500)  (2,307)
  Net loss,
   December 31, 2002                                            (89,261)
                            -----------  -------    --------  ------------
  Balance December 31, 2002  43,813,905  $43,814    $8,136    $ (97,033)

  Net loss March 31, 2003    43,813,905   43,814     8,136      (97,033)
                              ---------       -----     ------       -------
 Balance March 31, 2003      43, 813,905 $43,814    $8,136    $ (97,033)
                             ==========  =======    ======    ==========



  The accompanying notes are an integral part of these financial statements.


5


                              NUTRA PHARMA CORP.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                              From
                                                              inception
                                                              February 1,
                                                              2000
                                      For the periods ended   through
                                            March 31,         March 31,
                                        2002         2003     2003
                                      ---------  ---------    -----------
  CASH FLOWS FROM
   OPERATING ACTIVITIES
     Net loss                      $ ( 141,644) $(184,430)  $   (95,083)
     Amortization                      116,667    116,667       116,667
     (Increase)decrease in
     Loan receivable                  (819,327) (  53,000)     (819,327)
     License agreement               1,750,000 (1,750,000)            -
     Increase(decrease) in
      Accrued expenses                       -          -         2,400
      License fees payable          (1,725,000) 1,725,000             -
      Loans payable-related party      184,327    730,683       915,010
                                     ---------  ---------    ----------
  NET CASH PROVIDED FOR (USED)BY
    OPERATING ACTIVITIES                     0    (50,000)      (50,000)

  CASH FLOWS FROM
   FINANCING ACTIVITIES
      Stock issuance                         0          0        50,000
                                      --------   --------     ---------
  NET INCREASE (DECREASE) IN CASH       (    0)         0             -

  BEGINNING CASH                             -          -             -
                                      --------   --------    ----------
  ENDING CASH                        $       -   $      -   $         -
                                      ========    =======    ==========


  The accompanying notes are an integral part of these financial statements.

6.

                            NUTRA PHARMA CORPORATION
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 March 31, 2003

NOTE 1 - NATURE OF BUSINESS

Nutra Pharma Corp. (the Company) was incorporated under the laws of the state of Nevada on February 1, 2000. It has developed a business plan to engage in the distribution of botanical biopharmaceutical products. The Company is considered a development stage enterprise because it has not yet generated significant revenues from the sale of its products.

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

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculations:

                                        For the years ended
                                            December 31,
                                         2002          2001
                                      ----------   -----------
        Net income (loss)             $  89,261     $(184,344)
        Weighted average shares
        outstanding (denominator)    18,204,208    44,500,500

        Basic loss per share            $  0.01        $(0.00)
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

7
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

NOTE 7 GOING CONCERN

The Company has no assets with which to create operating capital. It has an accumulated deficit of $97,033 at December 31, 2002. These factors raise substantial doubt about the company's ability to continue as a going concern. The company seeks to raise operating capital through private placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.
8
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the three months ended March 31, 2003 was $0, compared to a net loss of $141,644 for the same period of 2002. Management attributes the decrease in net loss to the adjustment of the loss as a loan receivable asset on the company's balance sheet.

Liquidity and Capital Resources

As of December 31, 2002, we had a working capital deficit of $445,083, compared to a working capital deficit of $45,083 for March 31, 2003. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders.

Recent Developments

On August 22, 2002, Nutra Pharma Corp ("Nutra Pharma") consummated the first portion of its share exchange agreement with of Bio Therapeutics, Inc., a Florida corporation ("Bio Therapeutics"), provided for in the Definitive Agreement dated May 30, 2002 and the Closing Agreement for the Exchange of Common Stock dated August 12, 2002, as amended. Pursuant to the Agreement, Bio Therapeutics was being acquired by Nutra Pharma as a wholly owned subsidiary. Throughout the course of the consummation of the agreement, Nutra Pharma loaned to Bio Therapeutics approximately $700,000 for operating expenses. On April 22, 2003, Nutra Pharma put Bio Therapeutics on notice that the contingency of the share exchange agreement of the closing of a $1.5 million private placement of securities had not been satisfied, but that Nutra Pharma would be willing to restructure the agreement. However, it would not continue to lend money to Bio Therapeutics without those loans being secured, as Nutra Pharma had discovered that the management of Bio Therapeutics had mismanaged the funds lent, by continuing to manufacture its drugs in violation of an FDA cease and desist order, among other things.

On April 23, 2003, Bio Therapeutics withdrew from and terminated the agreement. The termination of the agreement by Bio Therapeutics involves the return of shares of Bio Therapeutics held in escrow to Bio Therapeutics' counsel for their return to Bio Therapeutics' shareholders, and the return of approximately 11,730,889 shares of Nutra Pharma stock to the Company treasury for cancellation. Nutra Pharma will continue to seek ways to develop its wound healing devices and will seek the return of all monies loaned to Bio Therapeutics pursuant to the share exchange agreement.

9

                                    SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NUTRA PHARMA CORP.

Dated:   May 13, 2003               By:         Rik Deitsch
                                                ------------------------------
                                                Rik Deitsch, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Zirk Engelbrecht
 ---------------------------
 Zirk Engelbrecht, Treasurer

 Date: May 13, 2003

10
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Nutra Pharma, Inc. on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, the undersigned certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of the Company.


 Dated: May 13,     2003           By: Rik Deitsch
                                    --------------------------
                                       Rik Deitsch,
                                       Chief Executive Officer



 Dated: May 13  , 2003           By: Zirk Englebrecht
                                     ------------------------
                                     Zirk Englebrecht
                                     Treasurer

11
                                CERTIFICATION
                            PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Rik Deitsch, certify that:

1. I have reviewed this report on Form 10-QSB of Nutra Pharma Corp.

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

Date: May 13, 2003


Rik Deitsch
-----------------------
Rik Deitsch
Chief Executive Officer

12
                                 CERTIFICATION
                            PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Zirk Englebrecht, certify that:

1. I have reviewed this report on Form 10-QSB of Nutra Pharma Corp.

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

Date: May 13, 2003


Zirk Englebrecht
- -----------------------
Zirk Englebrecht
Chief Financial Officer

13