Form 10QSB/A
period 2003-03-31
NUTRA PHARMA CORP
filed 2003-06-19
CIK 1119643

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                   FORM 10QSB/A

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                        COMMISSION FILE NUMBER: 333-44398



                               NUTRA PHARMA CORP.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)



          California                                   91-2021600
-----------------------------------             ----------------------------
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

                                                                   Cumulative
                                                                   from (inception)
                                                                   through
                                    March 31,     March 31,        March 31,
                                      2003          2002             2003
                                    --------      --------         ----------------
Income                             $     0        $     0        $      0
                                    --------      --------         ----------------
      Total  Income                $     0        $     0        $      0
                                    --------      --------         ----------------
Operating Expenses
 Amortization Expense              $     0        $     0
 General and
 administrative expenses                 0         141,644         97,119
                                    --------      --------        --------
 Total Expenses                          0              0          97,119
                                    --------      --------        --------

Net income (loss)                  $     0        $141,644     $ ( 97,119)
                                    ========      ========     ===========

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


5


                              NUTRA PHARMA CORP.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                              From
                                                              inception
                                                              February 1,
                                                              2000
                                      For the periods ended   through
                                            March 31,         March 31,
                                        2002         2003     2003
                                      ---------  ---------    -----------
  CASH FLOWS FROM
   OPERATING ACTIVITIES
     Net loss                      $ ( 141,644) $(184,430)  $   (95,083)
     Amortization                      116,667    116,667       116,667
     (Increase)decrease in
     Loan receivable                  (819,327) (  53,000)     (819,327)
     License agreement               1,750,000 (1,750,000)            -
     Increase(decrease) in
      Accrued expenses                       -          -         2,400
      License fees payable          (1,725,000) 1,725,000             -
      Loans payable-related party      184,327    730,683       915,010
                                     ---------  ---------    ----------
  NET CASH PROVIDED FOR (USED)BY
    OPERATING ACTIVITIES                     0    584,920       584,920

  CASH FLOWS FROM
   FINANCING ACTIVITIES
      Stock issuance                         0          0        50,000
                                      --------   --------     ---------
  NET INCREASE (DECREASE) IN CASH       (    0)    50,000        50,000

  BEGINNING CASH                             -          -             -
                                      --------   --------    ----------
  ENDING CASH                        $       -   $      -   $         -
                                      ========    =======    ==========


  The accompanying notes are an integral part of these financial statements.

6

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

                                                NUTRA PHARMA CORP.

Dated:   June 11, 2003               By:        Rik Deitsch
                                                ------------------------------
                                                Rik Deitsch, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Zirk Engelbrecht
 ---------------------------
 Zirk Engelbrecht, Treasurer

 Date: June 11, 2003

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


 Dated:June 11, 2003             By:   Rik Deitsch
                                       -----------------------
                                       Rik Deitsch,
                                       Chief Executive Officer



 Dated: June 11, 2003            By: Zirk Englebrecht
                                     ------------------------
                                     Zirk Englebrecht
                                     Treasurer

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

Date: June 11, 2003


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

Date: June 11, 2003


Zirk Englebrecht
- -----------------------
Zirk Englebrecht
Chief Financial Officer

13