Form 10QSB
period 2003-06-30
NUTRA PHARMA CORP
filed 2003-08-14
CIK 1119643

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                   FORM 10QSB/A

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended June 30, 2003

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                       COMMISSION FILE NUMBER: 333-44398
                                               ---------

                               NUTRA PHARMA CORP.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)



                 California                                   91-2021600
  __________________________________             ____________________________
   (State or other jurisdiction of                 (IRS Employer I.D. Number)
   incorporation or organization)


 485 Martin Lane, Beverly Hills, California                          90210
   (Address of principal executive offices)                        (Zip Code)
 --------------------------------------                           -------------



Registrant's telephone number: (310) 276-8767

          -------------------------------------------------------------
          Former name, former address and former fiscal year, if changed

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ___     ___

The number of shares of the registrant's common stock as of June 30, 2003:
45,634,500.

Transitional Small Business Disclosure Format (check one):   Yes   No X


                                                                              1

                             TABLE OF CONTENTS
                             _________________

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE


                               NUTRA PHARMA CORP.
                         (A Development Stage Company)
                                 Balance Sheets

                                      Dec. 31,     June 30,
                                       2002         2003
                                       --------   --------
                    ASSETS
Current Assets:
  Cash                              $        -   $       -
  Loan receivable                      819,327     819,327
                                       -------    --------
    Total Current Assets               819,327     819,327
                                       -------    --------

                                                                              2
TOTAL ASSETS                        $  819,327   $ 819,327
                                     =========    =========

LIABILITIES & STOCKHOLDERS-DEFICITS

Current Liabilities:
  Accrued expenses                  $    2,400   $   2,400
  Loan payable B related party         862,010     103,822
                                       --------   ---------
    Total Current Liabilities          864,410     106,222
                                       --------   ---------

Stockholders= Deficits:
  Common Stocks, $.001 par value
   Authorized shares; 100,000000
   Issued and outstanding shares;
    43,813,905 and 46,135,828
     respectively                       43,814      46,136
   Paid In Capital                     186,658   1,046,346
   Deficit Accumulated during
    the development stage             (275,555)   (379,377)
                                     ---------    ---------
 TOTAL STOCKHOLDERS-EQUITY (DEFICIT)  ( 45,083)    713,105
                                     ---------    ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS-DEFICIT            $   819,327   $ 819,327
                                      =========    =========




                               Nutra Pharma Corp.
                         (A Development Stage Company)
                            Statements of Operations
                  For the periods ended June 30, 2002 and 2003


                                      June 30,                   June 30,
                                        2002                      2003
                                        ----                      ----
Income                               $     0                $        0
                                       -----                     -----
      Total  Income                        0                         0
                                       -----                     -----
Operating Expenses
 General and administrative            35,000                  103,822
                                      -------                   ------
 Total Expenses                        35,000                  103,822
                                      -------                   ------

Net income (loss)                   $( 35,000)               $(103,822)
                                      =========                =========



                                                                              3



                               NUTRA PHARMA CORP.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                   For the period February 1, 2000(inception)
                             through June 30, 2003

                                                           Deficit
                          Number      Common               Accumulated
                          Of          Stock      Paid      During the
                          Shares      at Par     in        Development
                          Outstanding Value      Capital   Stage
                          ----------- ------     --------  ------------
Stocks issued at inception
   for services             1,950,000  $1,950    $     -    $      -

Net loss,
   December 31, 2000                                          (1,950)
                            ---------   -----     ------     -------
Balance, December 31, 2000  1,950,000  $ 1,950         -      (1,950)
Stocks issued for cash         50,000       50     7,450
Stocks issued              42,500,000   42,500
Net loss,
    December 31, 2001                                        (184,344)
                           ----------   ------    ------      -------
Balance, December 31, 2001 44,500,000   44,500     7,450     (186,294)
Stocks issued              16,320,405   16,321   179,208
Stock cancellation        (17,006,500) (17,007)
Net loss,
 December 31, 2002                                            (89,261)
                           ----------   ------    ------    ---------
Balance December 31, 2002  43,813,905  $43,814  $186,658  $  (275,555)
                           ----------   ------    -------   ----------
Stock cancellation        (13,791,905) (13,792)
Stocks issued              16,113,828   16,114   859,688
Net loss, June 30, 2003                                    (103,822)
                           ----------   -------    -----     ---------
Balance June 30, 2003      46,135,828 $ 46,136 $1,046,346 $  (379,377)
                           ==========   ======   =======    =========

                                                                              4
                               Nutra Pharma Corp.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 June 30, 2003

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

Nutra Pharma Corp. has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue codes are met.

The Company's total deferred tax assets as of December 31, 2002 is as follows:

    Net operating loss carry-forward       ($ 97,033)
    Valuation allowance                     ( 97,033)
                                             --------
                                            $      -
                                              =======
                                                                              5
The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the Federal statutory rate of 34% were applied to pre-tax loss is as follows for the year ended December 31, 2001:


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

During the year 2001 and 2002, the Company received loans from officers who are also stockholders. These loans are non-interest bearing and have no specific terms of repayment. The balance of the loan payable to related party as of December 31, 2002 was $862,010. During May, 2003, this balance was extinguished in exchange for 10,300,000 shares of common stock. As of June 30, 2003, the new balance of the loan payable to the related party is $103,822.


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

NOTE 6 ACQUISITION OF SUBSIDIARY

In May, 2002, the company entered into an agreement to acquire Bio Therapeutics, Inc. a Florida corporation. In April, 2003, Bio Therapeutics terminated the agreement, and the company has filed suit in Florida State Court to collect over $600,000 in monies loaned during the pendency of the agreement.

NOTE 7 GOING CONCERN

The Company has no assets with which to create operating capital. It has an accumulated deficit of $275,555 at December 31, 2002. These factors raise substantial doubt about the company's ability to continue as a going concern. The company seeks to raise operating capital through private placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.
                                                                              6
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the six months ended June 30, 2003 was $103,822, compared to a net loss of $35,000 for the same period of 2002. Management has determined that, due to the company's lack of operating revenue since inception, a comparison of the two periods would not be meaningful.

Liquidity and Capital Resources

As of June 30, 2003, we had a working capital surplus of $713,105, compared to a working capital deficit of $45,083 for December 31, 2002. Management attributes this surplus to the conversion of the loan payable to a stockholder into common stock. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders.

Recent Developments

On August 22, 2002, Nutra Pharma Corp ("Nutra Pharma") consummated the first portion of its share exchange agreement with of Bio Therapeutics, Inc., a Florida corporation ("Bio Therapeutics"), provided for in the Definitive Agreement dated May 30, 2002 and the Closing Agreement for the Exchange of Common Stock dated August 12, 2002, as amended. Pursuant to the Agreement, Bio Therapeutics was being acquired by Nutra Pharma as a wholly owned subsidiary. Throughout the course of the consummation of the agreement, Nutra Pharma loaned to Bio Therapeutics over $600,000 for operating expenses. On April 23, 2003, Bio Therapeutics withdrew from and terminated the agreement, and returned 9,156,961 common shares of the company for cancellation. The Company is currently suing Bio Therapeutics for the money loaned. Motions to strike affirmative defenses and counterclaims are set for August 5, 2003, and Motions for Emergency Appointment of Receiver, alleging mismanagement and for Summary Judgment have been set for September 8, 2003.

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.

 a)      Exhibits                                             NONE
 b)      Reports on 8K
         May 2, 2003
         July 24, 2003

                                                                              7
                                    SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NUTRA PHARMA CORP.

Dated:   August 13, 2003               By:      Rik Deitsch
                                                ------------------------------
                                                Rik Deitsch, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Zirk Engelbrecht
 ---------------------------
 Zirk Engelbrecht, Treasurer

 Date: August 13, 2003






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


 Dated: August 13, 2003            By: Rik Deitsch
                                       -----------------------
                                       Rik Deitsch,
                                       Chief Executive Officer



 Dated: August 13, 2003           By: Zirk Englebrecht
                                     ------------------------
                                      Zirk Englebrecht
                                      Treasurer
                                                                              8


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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: August 13, 2003


Rik Deitsch
------------------------
Rik Deitsch
Chief Executive Officer

                                                                              9

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                                                                            10
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 13, 2003


Zirk Englebrecht
-----------------------
Zirk Englebrecht
Chief Financial Officer



                                                                            11