Form 10QSB/A
period 2003-06-30
NUTRA PHARMA CORP
filed 2003-09-24
CIK 1119643

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                   FORM 10QSB/A

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended June 30, 2003

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period _____ to______


     COMMISSION FILE NUMBER: 333-44398
                                               ---------

                               NUTRA PHARMA CORP.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

        California                                   91-2021600
 ------------------------------                  ------------------------
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)


  485 Martin Lane, Beverly Hills, CA                            90210
  --------------------------------------                    ----------------
 (Address of principal executive offices)                     (Zip Code


                   Registrant's telephone number: (310) 276-8767


        --------------------------------------------------------------
        Former name, former address and former fiscal year, if changed

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ----     ----

The number of shares of the registrant's common stock as of June 30, 2003:
45,634,500.

Transitional Small Business Disclosure Format (check one):   Yes      No   X
                                                                    ----   ----

                               TABLE OF CONTENTS
                              ------------------

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE













                              NUTRA PHARMA CORP.
                         (A Development Stage Company)
                                Balance Sheets

                                              Dec. 31,     June 30,
                                                2002         2003
                                               --------   --------
                    ASSETS
Current Assets:
  Cash                                      $        -   $       -
  Loan receivable                              819,327     819,327
                                               -------    --------
    Total Current Assets                       819,327     819,327
                                               -------    --------

TOTAL ASSETS                                $  819,327   $ 819,327
                                             =========    =========

          LIABILITIES & STOCKHOLDERS= DEFICITS

Current Liabilities:
  Accrued expenses                          $    2,400   $    2,400
  Loan payable B related party                 862,010      103,822
                                               --------    ---------
    Total Current Liabilities                  864,410      106,222
                                              ---------    ---------

Stockholders= Deficits:
  Common Stocks, $.001 par value
   Authorized shares; 100,000000
   Issued and outstanding shares;
    43,813,905 and 46,135,828
     respectively                               43,814       46,136
   Paid In Capital                             186,658    1,046,346
   Deficit Accumulated during
    the development stage                     (275,555)    (379,377)
                                             ---------     ---------
 TOTAL STOCKHOLDERS= EQUITY (DEFICIT)         (  45,083)    713,105
                                             ---------     ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS= DEFICIT                    $   819,327   $ 819,327
                                              =========    =========

















                              Nutra Pharma Corp.
                         (A Development Stage Company)
                           Statements of Operations
                 For the periods ended June 30, 2002 and 2003




                                    June 30                   June 30
                                      2002                      2003
                                      ----                       ----


Income                               $      0                  $       0
                                      -------                     ------
      Total  Income                         0                          0
                                      -------                     ------

Operating Expenses
 General and administrative            35,000                     103,822
                                      -------                     ------
 Total Expenses                        35,000                     103,822
                                      -------                     ------

Net income (loss)                   $( 35,000)                  $(103,822)
                                      =========                  =========





















                              NUTRA PHARMA CORP.
                         (A Development Stage Company)
                       Statement of Stockholders= Equity
                  For the period February 1, 2000(inception)
                             through June 30, 2003

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
                               ==========   ======   =======    =========



                                   NUTRA PHARMA CORP.
                             (A Development Stage Company)
                                Statements of Cash Flows
                                   For the period ended



                                        June 30,
                                     2002       2003
                                  ---------  ---------

CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net loss                      $ ( 184,430) $( 35,000)
   Amortizaton                       116,667    116,667
   (Increase)decrease in
   Loan receivable                 ( 819,327)         -
   License agreement               1,750,000  1,750,000
   Increase(decrease) in
    Accrued expenses                   2,400          -
    License fees payable          (1,725,000)         -
    Loans payable-related party      819,327    103,822
                                   ---------  ---------
NET CASH PROVIDE FOR (USED)BY
  OPERATING ACTIVITIES                     6    (35,000)

CASH FLOWS FROM
 FINANCING ACTIVITIES
    Stock issuance                              875,802
                                    --------   --------
NET INCREASE (DECREASE) IN CASH       (    6)   840,802

BEGINNING CASH                             6          -
                                    --------   --------
ENDING CASH                        $       -   $      -
                                    ========    =======







   The accompanying notes are an integral part of these financial statements.




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

Date: August 13, 2003


Zirk Englebrecht
------------------------
Zirk Englebrecht
Chief Financial Officer