Form 10QSB/A
period 2003-06-30
NUTRA PHARMA CORP
filed 2003-10-03
CIK 1119643

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

                               NUTRA PHARMA CORP.
                    __________________________________________
              (Exact name of registrant as specified in its charter)


          California                                   91-2021600
__________________________________             ____________________________
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)


485 Martin Lane, Beverly Hills, CA                                90210
--------------------------------------                       ----------------
(Address of principal executive offices)                        (Zip Code)



                  Registrant's telephone number: (310) 276-8767

         ______________________________________________________________
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


                                                                              1

                               TABLE OF CONTENTS
                               -------------------

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE














                                                                              2
                               NUTRA PHARMA CORP.
                         (A Development Stage Company)
                                 Balance Sheets

                                      Dec. 31,     June 30,
          2002        2003
                                       -------    --------
                    ASSETS
Current Assets:
  Cash                              $        -   $       -
  Loan receivable                      819,327      819,327
                                       -------    --------
    Total Current Assets               819,327     819,327
                                       -------    --------


TOTAL ASSETS                        $  819,327   $ 819,327
                                     =========    =========

          LIABILITIES & STOCKHOLDERS= DEFICITS

Current Liabilities:
  Accrued expenses                  $    2,400   $    2,400
  Loan payable B related party         862,010      103,822
                                       --------    ---------
    Total Current Liabilities          864,410      106,222
                                     ---------    ---------

Stockholders= Deficits:
  Common Stocks, $.001 par value
   Authorized shares; 100,000000
   Issued and outstanding shares;
    43,813,905 and 46,135,828
     respectively                       43,814       46,136
   Paid In Capital                     186,658    1,046,346
   Deficit Accumulated during
    the development stage             (275,555)    (379,377)
                                     ---------     ---------
 TOTAL STOCKHOLDERS= EQUITY (DEFICIT) (  45,083)     713,105
                                     ---------     ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS= DEFICIT            $   819,327    $ 819,327
                                      =========    =========








                                                                              3
                               Nutra Pharma Corp.
                         (A Development Stage Company)
                            Statements of Operations
                  For the periods ended June 30, 2002 and 2003


                                      June 30                  June 30
                                        2002                    2003
                                       -----                    -----
Income                               $     0               $        0
                                       -----                    -----
      Total  Income                        0                        0
                                       -----                    -----
Operating Expenses
 General and administrative            35,000                  103,822
                                      -------                   ------
 Total Expenses                        35,000                  103,822
                                      -------                   ------
Net income (loss)                   $( 35,000)               $(103,822)
                                      =========               =========
                                                                              4


                               NUTRA PHARMA CORP.
                         (A Development Stage Company)
                       Statement of Stockholders= Equity
                   For the period February 1, 2000(inception)
                             through June 30, 2003
                                                                    Deficit
                                 Number        Common               Accumulated
                                 Of            Stock      Paid      During the
                                 Shares        at Par     in        Development
                                 Outstanding   Value      Capital   Stage
                                 -----------   ------     --------  ------------
Stocks issued at inception
   for services                   1,950,000   $ 1,950     $     -    $      -
Net loss,
   December 31, 2000                                                   (1,950)
                                 -----------   ------     --------  ------------
Balance, December 31, 2000        1,950,000  $ 1,950            -      (1,950)

Stocks issued for cash               50,000       50        7,450

Stocks issued                    42,500,000   42,500
Net loss,
    December 31, 2001                                                (184,344)
                                 -----------   ------     --------  ------------
Balance, December 31, 2001       44,500,000   44,500        7,450    (186,294)
Stocks issued                    16,320,405   16,321      179,208
Stock cancellation              (17,006,500) (17,007)
Net loss,
 December 31, 2002                                                    (89,261)
                                 -----------   ------     --------  ------------
Balance December 31, 2002        43,813,905  $43,814     $186,658  $  (275,555)
                                 -----------   ------     --------  ------------
Stock cancellation              (13,791,905) (13,792)
Stocks issued                    16,113,828   16,114      859,688

Net loss, June 30, 2003                                               (103,822)
                                 -----------   ------     --------  ------------
Balance June 30, 2003            46,135,828 $ 46,136   $1,046,346  $  (379,377)
                                 ==========   ======    =========  =============


                                                                              5

                             NUTRA PHARMA CORP.
                         (A Development Stage Company)
                            Statements of Cash Flows
                               For the period ended

                                         June 30,
                                     2002        2003
                                  ---------   ---------

CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net loss                      $ ( 184,430) $(103,822)
   Amortization                      116,667    116,667
   (Increase)decrease in
   Loan receivable                 ( 819,327)         -
   License agreement               1,750,000          -
   Increase(decrease) in
    Accrued expenses                   2,400          -
    License fees payable          (1,725,000)         -
    Loans payable-related party      819,327    103,822
                                   ---------  ---------
NET CASH PROVIDED FOR (USED)BY
  OPERATING ACTIVITIES                     6 $  116,667
CASH FLOWS FROM
 FINANCING ACTIVITIES
    Stock issuance                              875,802
                                    --------   --------
NET INCREASE (DECREASE) IN CASH       (    6)   799,135

BEGINNING CASH                             6          -
                                    --------   --------
ENDING CASH                        $       -   $      -
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
                                     ===========   ===========

d. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
                                                                              7
NOTE3  - INCOME TAXES

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

NOTE 5 LICENSE AGREEMENT

                                                                              8
On May 7, 2001, the Company entered into a license agreement. The purchase price for the license was $1,750,000. The cost of the licensing agreement acquired was recorded as an intangible asset and is being amortized over the term of the license of five years. At December 31, 2001, accumulated amortization was $116,667. On December 23, 2002, the above agreement was mutually cancelled by both parties. Related adjustments are reflected in December 31, 2002 financial Statements.

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

Recent Developments

On August 22, 2002, Nutra Pharma Corp ("Nutra Pharma") consummated the first portion of its share exchange agreement with of Bio Therapeutics, Inc., a Florida corporation ("Bio Therapeutics"), provided for in the Definitive Agreement dated May 30, 2002 and the Closing Agreement for the Exchange of Common Stock dated August 12, 2002, as amended. Pursuant to the Agreement, Bio Therapeutics was being acquired by Nutra Pharma as a wholly owned subsidiary.
                                                                              9
Throughout the course of the consummation of the agreement, Nutra Pharma loaned to Bio Therapeutics over $600,000 for operating expenses. On April 23, 2003, Bio Therapeutics withdrew from and terminated the agreement, and returned 9,156,961 common shares of the company for cancellation. The Company is currently suing Bio Therapeutics for the money loaned. Motions to strike affirmative defenses and counterclaims are set for August 5, 2003, and Motions for Emergency Appointment of Receiver, alleging mismanagement and for Summary Judgment have been set for September 8, 2003.

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

                                                                            10
 Zirk Engelbrecht
 ---------------------------
 Zirk Engelbrecht, Treasurer

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


13