Form 10QSB
period 2003-09-30
NUTRA PHARMA CORP
filed 2003-11-19
CIK 1119643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

                                   (Mark One)

   (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003.

 ( )     TRANSITION REPORT PURSUANT OF SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period _________ to____________


                       Commission file number: 333-44398


                               NUTRA PHARMA CORP.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


        California                                        91-2021600
 ------------------------------                    -----------------------
(State or other jurisdiction of                   (IRS Employer I.D. Number)
 incorporation or organization)




  485 Martin Lane, Beverly Hills, CA                       90210
--------------------------------------                  ------------
(Address of principal executive offices)                 (Zip Code)


                                 (310) 276-8767
                         ------------------------------
                          (Issuer's telephone number)


------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
                                                                             1
The number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2003 is 47,851,932.

Transitional Small Business Disclosure Format (check one):  Yes ( ) No (X)
                                                                       ----


                               NUTRA PHARMA CORP.
                         (A Development Stage Company)
         Form 10-QSB for the Quarterly Period Ended September 30, 2003


                               TABLE OF CONTENTS
                              -------------------

PART I.          FINANCIAL INFORMATION

   Item 1.     Financial Statements

Balance Sheet (Unaudited) as of September 30, 2003........................ 3

Statements of Operations (Unaudited) for three and nine month periods ended September 30, 2003 and 2002..................................4

Statements of Cash Flows (Unaudited) for the nine month
periods ended September 30, 2003 and 2002..................................5

Notes to Financial Statements (Unaudited)..................................6

   Item 2.     Management's Discussion and Analysis or Plan of Operation...7

   Item 3.     Controls and Procedures....................................10


PART II.          OTHER INFORMATION

   Item 1.     Legal Proceedings..........................................11

   Item 6.     Exhibits and Reports on Form 8-K...........................11


               SIGNATURES


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements











                                                                             2
                                 BALANCE SHEET
                                  (Unaudited)


                                                       September 30,
                                                           2003
                                                      -------------
ASSETS

Current Assets:
  Cash                                                 $          -
  Loan receivable                                           819,327
                                                         ----------
    Total Current Assets                                    819,327
                                                         ----------
TOTAL ASSETS                                           $    819,327
                                                         ==========

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses                $      2,400
  Loan payable to related party                             140,022
                                                          ---------
    Total Current Liabilities                               142,422
                                                          ---------

Stockholders' Deficit:
  Common Stock, $.001 par value
   Authorized shares; 2,000,000,000
   Issued and outstanding shares;
    46,086,328                                               46,086
   Additional paid in capital                               867,874
   Deficit accumulated during
    the development stage                                  (237,055)
                                                          ---------
Total Stockholders' (Deficit)                               676,905
                                                          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $    819,327
                                                          =========







     The accompanying notes are an integral part of these financial statements.


                                                                             3






                               NUTRA PHARMA CORP.
                         (A Development Stage Company)
         Form 10-QSB for the Quarterly Period Ended September 30, 2003

                            Statements of Operations
                                  (Unaudited)


                                      Three Months Ended          Nine Months Ended     (Since Inception)
                                         September 30,               September 30,       February 1, 2000
                                                                                                 to
                                     2003          2002           2003         2002      September 30, 2003
                                   --------      --------       --------      -------    ------------------
Revenue                            $     -      $     -         $     -         $   -           $     -

Operating expenses:
 General and administrative         36,200        42,336        140,022       218,980            237,055
                                   --------      --------       --------      --------         ----------
 Total operating expenses           36,200        42,336        140,022       218,980            237,055
                                   --------      --------       --------      --------         ----------
Net (loss) before income taxes     (36,200)      (42,336)      (140,022)     (218,980)          (237,055)

 Provision for income taxes              -             -              -             -                 -
                                   --------      --------       --------      --------         ----------
Net (loss)                        $(36,200)     $(42,336)     $(140,022)    $(218,980)       $  (237,055)
                                   ========      ========      =========     =========         ==========
Loss per share:
Basic and diluted                 $(0.0008)     $ (0.001)      $ (0.003)     $ (0.005)
                                   ========      ========      =========     =========
Weighted average
 shares outstanding             45,860,414    42,500,000     44,699,452    45,966,603
                                ==========    ===========    ==========    ==========

    The accompanying notes are an integral part of these financial statements.



                                                                             4
                               NUTRA PHARMA CORP.
                         (A Development Stage Company)
         Form 10-QSB for the Quarterly Period Ended September 30, 2003


                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         Nine Months Ended             Since Inception)
                                                            September 30,              February 1, 2000 to
                                                             2003            2002      September 30, 2003
                                                          -----------    -----------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                   $(140,022)     $(218,980)        $ (237,055)
Adjustments to reconcile net (loss) to net cash
  provided by (used in) operating activities:
     Amortization                                                -             -                  -
Increase (decrease) in cash resulting from changes in:
     Accrued expenses                                                                            2,400
     Loan receivable                                             -         (950,000)          (819,327)
     License agreement payable                                   -          (50,000)              -
                                                          ----------      ---------        ------------
Net cash flows (used in)
  Operating activities                                      (140,022)    (1,218,980)       $ (1,053,982)
                                                          ----------      ---------        ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Common Stock                                     862,010        459,422            913,960

Repayment of note payable to related party                  (862,010)          -                  -
Borrowings under note payable to related party               140,022        776,650            140,022
                                                          ----------      ---------        ------------
Net cash flows provided by
  Financing activities                                       140,022      1,236,072        $ 1,053,982
                                                          ----------      ---------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       -            17,092               -

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD            -               -                 -
                                                          ----------      ---------        ------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD             $    -         $  17,092        $      -
                                                          ==========      =========        ============


    The accompanying notes are an integral part of these financial statements.


                                                                             5


                               NUTRA PHARMA CORP.
                         (A Development Stage Company)
         Form 10-QSB for the Quarterly Period Ended September 30, 2003


                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1     BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. The Company is considered a development stage enterprise because it has not yet generated any revenue.


NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

a. Basis - The Company uses the accrual method of accounting.

b. Cash and cash equivalents - The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. At September 30, 2003, the Company has no cash or cash equivalents.

c. Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates. As of September 30, 2003, the Company had no issuable shares qualified as dilutive, to be included in the earnings per share calculations.


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

                                                                             6
NOTE 3     GOING CONCERN

The Company has no assets with which to create operating capital. Since its inception, the Company has not generated any revenues. It has an accumulated deficit of $237,055 at September 30, 2003. These factors raise substantial doubt about the company's ability to continue as a going concern. The Company has funded its ongoing operational costs primarily through loans from one of its officers. This officer is also a stockholder of the Company. There can be no assurance that additional operating capital can be raised through additional loans from its officers or stockholders. The company may seek to raise operating capital through private placements of its common stock. This may result in substantial dilution to current shareholders. There can be no assurance that any such offering will be successful.


NOTE 4     SUBSEQUENT EVENTS

SETTLEMENT OF LITIGATION AGAINST BIO THERAPEUTICS

On November 14, 2003, the Company announced that it had entered into a final Settlement Agreement (the "Agreement") with Bio Therapeutics Inc. This Agreement provides for the dismissal of the lawsuit that the Company initiated against Bio Therapeutics. The Agreement provides the Company with a non-exclusive license to certain intellectual property of Bio Therapeutics, including patents and patents pending for the development of therapies for Multiple Sclerosis and HIV, as well as delivery mechanisms for the Company's wound healing product.

As part of the Agreement, the Company agreed to extinguish a note receivable due from Bio Therapeutics to the Company. At September 30, 2003, the amount of this note receivable was $819,327. Prior to this Agreement, the Company recovered the entire balance of 9,156,961 shares of its common stock which it had issued to shareholders of Bio Therapeutics, in connection with the closing of the first phase of its acquisition of Bio Therapeutics in August 2002.


ACQUISITION OF INFECTECH, INC.

On October 23, 2003, the Company acquired a controlling interest in Infectech, Inc. Founded in 1989, Infectech, based in Sharon, Pennsylvania, is a biotechnology company specializing in the research, development and production of diagnostic test kits used for the rapid identification of infectious human and animal diseases. Infectech owns 32 patented technologies for the rapid detection of disease causing pathogens and a patented method used in bioremediation of contaminated soil and water.

This acquisition was made pursuant to an Acquisition Agreement entered into between the Company and Infectech on September 19, 2003. This Agreement provided for the acquisition of up to 100% of the issued and outstanding common stock of Infectech through an exchange of one share of Nutra Pharma common stock for every two shares of Infectech common stock. The initial closing under the Agreement resulted in the Company acquiring 7,531,208 shares of Infectech, which represents 61% of the 12,302,368 shares issued and outstanding. The issuance of Nutra Pharma shares in connection with this acquisition will be made pursuant to an exemption from registration pursuant to
Section 4(2) of the Securities Act of 1933, and other applicable exemptions from registration, including Regulation D.


NOTE 5     LOAN RECEIVABLE

As part of the Settlement Agreement described in "Note 4 SUBSEQUENT EVENTS - SETTLEMENT OF LITIGATION AGAINST BIO THERAPEUTICS," the Company agreed to extinguish the entire balance of a note receivable due from Bio Therapeutics to the Company. At September 30, 2003, the amount of this note receivable was $819,327.


NOTE 6     RELATED PARTY TRANSACTIONS

Since its inception, the Company has not generated any revenues. The Company has funded its ongoing operational costs primarily through loans from one of its officers. This officer is also a stockholder of the Company. The loans are non-interest bearing and have no specific terms of repayment. At September 30, 2003, the balance of the loan payable to officer was $140,022.

In June 2003, the Company converted a loan payable to its officer in the amount of $862,010, through the issuance of 10,300,000 shares of restricted common stock. The Company has also from time to time, issued shares of its restricted common stock to its officers, employees, and consultants in exchange for services rendered.

                                                                             7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


FORWARD LOOKING STATEMENTS

Certain statements contained in this report with respect to factors which may affect future earnings, including management's beliefs and assumptions are forward-looking statements. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors such as pricing and marketing efforts and the pace and success of product research and development. These and other factors may cause future results to differ from current expectations.


DEVELOPMENT OF BUSINESS

Nutra Pharma Corp. (the "Company") was incorporated under the laws of the state of California on February 1, 2000. In November 2001, the Company acquired 100% of the issued and outstanding stock of Nutra Pharma, Inc., ("NPI"). Through this acquisition, the Company acquired an exclusive license to distribute a wound healing product. To effect this transaction, the Company issued 4.5 million shares of restricted common stock in exchange for 100% of the issued and outstanding common stock of NPI. The Company also agreed to provide NPI with $1.75 million in cash to further develop NPI's business plan.

In January 2002, the Company entered into a joint venture with Terra Bio Pharma, whereby it acquired a 50% ownership interest in intellectual property and distribution rights for a wound healing product to be developed in conjunction with Terra Bio Pharma. The Company also agreed to invest $1.74 million in cash into the joint venture. This joint venture superceded the license agreement that the Company acquired from NPI. In December 2002, the Company rescinded both the original NPI acquisition agreement and the Terra Bio Pharma joint venture agreement. In connection with the termination of the NPI acquisition agreement, the Company recovered 4,100,000 of the 4,500,000 shares of common stock that were issued, and intends to take legal action to recover the remaining 400,000 shares.


On August 22, 2002, the Company completed the first portion of its acquisition of Bio Therapeutics, Inc. Based in Plantation, Florida, Bio Therapeutics is a development stage biotechnology company that has developed patented therapies for the treatment of Multiple Sclerosis and HIV. This acquisition was made pursuant to a Definitive Agreement dated May 30, 2002 and a Closing Agreement for the Exchange of Common Stock dated August 12, 2002, as amended, by and between the Company and Bio Therapeutics.

In this Agreement, the Company was to issue 11,730,889 shares of restricted common stock, in exchange for 100% of the issued and outstanding common stock of Bio Therapeutics. In the first closing, the Company issued 9,156,961 shares of restricted common stock to shareholders of Bio Therapeutics in exchange for an equal number of shares of Bio Therapeutics. In addition, the Company loaned Bio Therapeutics in excess of $800,000 which was used primarily for the payment of operating expenses.

On April 23, 2003, Bio Therapeutics withdrew from and terminated the agreement due to the Company's unwillingness to continue financing Bio Therapeutics' ongoing operations. Bio Therapeutics returned 9,156,961 shares of the Company's common stock for cancellation. The Company then sued Bio Therapeutics in order to collect the amount outstanding under the loan which the Company made to Bio Therapeutics.

On November 14, 2003, the Company announced that it had entered into a final Settlement Agreement (the "Agreement") with Bio Therapeutics Inc. This Agreement provides for the dismissal of the lawsuit that the Company initiated against Bio Therapeutics. The Agreement provides the Company with a non-exclusive license to certain intellectual property of Bio Therapeutics, including patents and patents pending for the development of therapies for Multiple Sclerosis and HIV, as well as delivery mechanisms for the Company's wound healing product. Also as part of the Agreement, the Company agreed to extinguish a note receivable due from Bio Therapeutics to the Company. At September 30, 2003, the amount of this note receivable was $819,327.

On October 23, 2003, the Company acquired a controlling interest in Infectech, Inc. Founded in 1989, Infectech, based in Sharon, Pennsylvania, is a biotechnology company specializing in the research, development and production of diagnostic test kits used for the rapid identification of infectious human and animal diseases. Infectech owns 32 patented technologies for the rapid detection of disease causing pathogens and a patented method used in bioremediation of contaminated soil and water.

This acquisition was made pursuant to an Acquisition Agreement entered into between the Company and Infectech on September 19, 2003. This Agreement provided for the acquisition of up to 100% of the issued and outstanding common stock of Infectech through an exchange of one share of Nutra Pharma common stock for every two shares of Infectech common stock. The initial closing under the Agreement resulted in the Company acquiring 7,531,208 shares of Infectech, which represents 61% of the 12,302,368 shares issued and outstanding. The issuance of Nutra Pharma shares in connection with this acquisition will be made pursuant to an exemption from registration pursuant to
Section 4(2) of the Securities Act of 1933, and other applicable exemptions from registration, including Regulation D.

                                                                             8
RESULTS OF OPERATIONS

Since inception, the Company has not generated any revenues and has experienced losses. The Company has financed its operations primarily through loans from its officers and shareholders. The net loss for the three months ended September 30, 2003 was $36,200 compared to a net loss of $42,336 for the comparable period in 2002. The net loss for the nine months ended September 30, 2003 was $140,022 compared to a net loss of $218,980 for the comparable period in 2002. The Company's operating expenses during the period consist primarily of legal and accounting fees, and office related expenses.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has not generated any revenues. Management does not anticipate that it will generate sufficient revenues to fund its cost of operations over the next twelve months. In the past, the Company has funded its ongoing operational costs primarily through loans from one of its officers. This officer is also a stockholder of the Company.

At September 30, 2003, the Company has no cash or cash equivalents and total liabilities of $142,422. Of this amount, $140,022 is the balance of a loan payable to officer. This loan is non-interest bearing and has no specific terms of repayment or maturity date.

In June 2003, the Company converted a loan payable to its officer in the amount of $862,010, through the issuance of 10,300,000 shares of restricted common stock. The Company has also from time to time, issued shares of its restricted common stock to its officers, employees and outside consultants in exchange for services rendered.

There can be no assurance that additional operating capital can be raised through additional loans from its officers or stockholders. The Company may seek to raise operating capital through private placements of its common stock. This may result in substantial dilution to current shareholders. There can be no assurance that any such offering will be successful.


PLAN OF OPERATION

The Company is a Biopharmaceutical company that specializes in identifying and acquiring intellectual property and operations in the biotechnology arena. The Company's current portfolio includes 34 patents and 5 pending patents, which include technologies in drug discovery, drug delivery and bioremediation of toxic waste products.

As a result of the Company's settlement with Bio Therapeutics, the Company obtained a non-exclusive license to certain critical intellectual property of Bio Therapeutics to be used in the development of therapies for Multiple Sclerosis and HIV disease. US Patent No. 5,989,857 Polypeptide Compositions and Methods, covers proteins derived from ozonated cobratoxin, modified by the reduction of intermolecular disulfide bonds resulting in modified biological activity. Two related patents pending, No.s 09/368,834 and 10/289,834; cover claims related to Immunokine Composition and Method. Two additional patents pending, No.s 09/533,454 and 10/292,164, cover claims centered around alpha-Immunokine derived from alpha-cobratoxin and focuses on the native protein anti-cholinergic agents that could be employed in diagnostics, prophylactics or therapeutics for HIV infection. The final patent pending No. 009070632; Buccal Delivery System, covers claims centered around the identification of the active mucosal enhancer, its combination with therapeutic agents and the mode of delivery through aerosol.

The Company has two primary technology platforms from which it intends to develop multiple products for use in the treatment of Multiple Sclerosis (MS) and HIV. The first is a patented method for altering the three dimensional structure of certain proteins and peptides derived from ozonated cobratoxin, that results in the preservation of receptor-binding characteristics. The binding of specialized signaling proteins and peptides to cell surface receptors is an important part in the pathogenesis and progression of many different diseases. By modifying peptides which do not activate the normal biochemical pathways necessary for disease progression, powerful therapeutic agents could restore normal function to diseased tissue or exert a beneficial immunomodulatory effect.

The second technology platform is an innovative aerosolized drug delivery system for delivery of the aforementioned MS and HIV treatments. This delivery system greatly enhances the permeability of the mucous membranes found in the mouth and throat, thus allowing for the easy and efficient systemic delivery of proteins and peptides into the bloodstream, without frequent and painful injections.
                                                                             9
The Company also has a license to a patent pending foam delivery system and a patent pending skin protectant system, developed by Bio Therapeutics for use in the delivery of the Company's wound healing treatment, and data relative to the wound healing treatment which was developed by the Company and Bio Therapeutics. The license agreement granted by Bio Therapeutics to the Company, acknowledges that the wound healing invention is the intellectual property of the Company. The license agreement also allows for the transfer of all of the licensed intellectual property to any operating subsidiary of the Company, provided that the Company has at least 26% or more ownership or control of the subsidiary.

The Company's recent acquisition of Infectech, Inc., added 32 additional patents to the Company's portfolio. Infectech specializes in the research, development, and production of laboratory kits used in the rapid identification and antibiotic testing of disease-causing pathogens. Infectech's 32 patents span the identification and antibiotic sensitivity testing of 34 disease-causing bacteria, including Tuberculosis, Pseudomonas, M. avium and Nocardia. These bacteria are cited as a prominent cause of death in patients with cancer, cystic fibrosis, and AIDS, as well as patients undergoing surgery.

Infectech intends to use its technology to create cost-effective diagnostic kits for identifying and testing disease-causing microorganisms that use paraffin sole carbon source baiting as the source of nutrition. This technology allows for the rapid identification of these pathogens and can determine their antibiotic sensitivity. Carbon source baiting will be used for such pathogens as Nocardia, Candida tropicalis, Aspergillus, Pseudomonas and a variety of nontuberculous mycobacterium. In addition, Infectech intends to use its hydrophobic baiting technology to identify and perform antibiotic sensitivity testing on Tuberculosis Complex organisms (Mycobacterium tuberculosis, Mycobacterium bovis and Mycobacterium africanum). Mycobacterium avium intracellular (MAI) is the bacterial infection most often associated with AIDS patients in the developed world. Mycobacterium tuberculosis is the causative agent of one of the world's deadliest infections. Also, other non-paraffin utilizing organisms will be tested for their ability to be isolated and tested for antibiotic sensitivity. Management believes that the combination of Infectech's patented slide culture methodology with amplification and/or gene probes will enable hospital laboratories to identify and ascertain the correct antibiotics to be used against each of the pathogens within a greatly reduced time frame.

Infectech has also pioneered an effort to promote its products for use as a defense to bioterrorism. This effort has been supported by Congressman Steven
R. Rothman of Pennsylvania and the University of Medicine and Dentistry of New Jersey's Center for BioDefense, which has recognized that Infectech's products, combined with probes, can identify specific agents of germs which can be used for biological terror. Its patents in the field of alternative carbon source baiting can be used to isolate a variety of potential bioterrorist organisms.


Infectech has also developed patented technology that has been licensed to BioRemedial Technologies, Inc., which uses the technology to develop microbes to degrade trichloroethylene (TCE) into a non-toxic, non-carcinogenic form. This process has been designed to resolve TCE problems, such as those which occur in abandoned service stations and military bases.

The Company does not anticipate that it will generate sufficient revenues to funds its cost of operations over the next twelve months. The Company is currently developing a plan to market and distribute Infectech's patented Ident-i-kits. These kits allow for the rapid identification of certain bacterium and also test the antibiotic sensitivity of the offending agents.
The Company has hired an outside consulting firm to assist in the marketing and distribution of the Ident-i-kits.

The Company will continue to seek acquisitions to further enhance its patent portfolio and also to further monetize existing patents. The Company will seek strategic partners that have the ability to take its therapeutic products through the clinical phase trials and eventually to license or market the resulting agents. The Company believes that its current intellectual property portfolio may allow for final drug therapies in viral diseases (HIV, Hepatitis-C and Rabies), autoimmune diseases (Multiple Sclerosis, Myasthenia Gravis and Rheumatoid Arthritis) and neurological etiologies (ALS, AMN and intractable pain).
                                                                             10

ITEM 3.     CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


PART II.     OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

On November 14, 2003, the Company announced that it had entered into a final Settlement Agreement (the "Agreement") with Bio Therapeutics Inc. This Agreement provides for the dismissal of the lawsuit that the Company initiated against Bio Therapeutics. The Agreement provides the Company with a non-exclusive license to certain intellectual property of Bio Therapeutics, including patents and patents pending for the development of therapies for Multiple Sclerosis and HIV, as well as delivery mechanisms for the Company's wound healing product.


                                                                             11
Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

      3.1     Articles of Incorporation, as Amended

      3.2     By-Laws, as Amended

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification Pursuant to U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

 (b) Reports on Form 8-K

On July 24, 2003, the Company filed Form 8-K pursuant to Item 5.



                                                                             12
                                    SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRA PHARMA CORP.

By: /s/ Rik Deitsch
--------------------------------------------------
Rik Deitsch, President and Chief Executive Officer

Date: November 19, 2003


By: /s/ Zirk Engelbrecht
------------------------------
Zirk Engelbrecht, Treasurer and Chief Financial Officer

Date: November 19, 2003