Form 10KSB
period 2003-12-31
NUTRA PHARMA CORP
filed 2004-04-20
CIK 1119643

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

(  )

TRANSITION REPORT PURSUANT OF SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period _________ to____________

Commission file number: 000-32141

NUTRA PHARMA CORP.

 (Exact name of registrant as specified in its charter)

California

91-2021600

(State or other jurisdiction of

(IRS Employer I.D. Number)

incorporation or organization)

1829 Corporate Drive, Boynton Beach, FL

33426

     (Address of principal executive offices)

              (Zip Code)

4001 NW 73rd Way, Coral Springs, Florida, 33065

(Registrant’s Former Address and Zip Code)

Registrant’s telephone number, including area code: (954) 509-0911

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Issuer’s revenues for the fiscal year ended December 31, 2003 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2004 is $12,340,247.

There were 50,701,427 shares of Common Stock outstanding as of March 31, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2003 are incorporated by reference into Part III of this Report.

Forward-Looking Statements

This Annual Report on Form 10-KSB, including "Plan of Operations" in Item 6, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Nutra Pharma Corp. and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning developments or performance; any statements regarding future economic conditions; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.

PART I

Item 1.

Description of Business

Nutra Pharma Corp., (“Nutra Pharma”, “We” or “the Company”) is a biotechnology holding company that owns non-exclusive license rights to patents and intellectual property related to the development of drugs for HIV and Multiple Sclerosis (“MS”).  These technologies are being developed by ReceptoPharm, Inc., [see “Recent Developments”].  The Company’s majority owned subsidiary Infectech, Inc., (“Infectech”), is engaged in the research and development of diagnostic test kits designed to be used for the rapid identification of infectious human diseases such as Tuberculosis (TB) and Mycobacterium avium-intracellulare (MAI).

The Company incorporated under the laws of the state of California on February 1, 2000 under the original name of Exotic-Bird.com.  On July 3, 2000, the Company changed its name to Cyber-Vitamin.com.  On October 31, 2001, the Company changed its name to Nutra Pharma Corp.  The Company is classified as a development stage company.

RECENT DEVELOPMENTS

ACQUISITION OF 49.5% INTEREST IN RECEPTOPHARM, INC.

On December 12, 2003, the Company entered into an acquisition agreement (the "Agreement") whereby it agreed to acquire a 49.5% interest in ReceptoPharm, Inc. (“ReceptoPharm”) a privately held biopharmaceutical company based in Ft. Lauderdale, Florida.  ReceptoPharm is a development stage company engaged in the research and development of proprietary therapeutic proteins designed for the treatment of several chronic, viral, autoimmune and neuro-degenerative diseases including HIV, MS and Myasthenia gravis (“MG”).

The closing of this transaction was subject to the approval of the board of directors of ReceptoPharm, which was obtained on February 20, 2004.  Pursuant to the Agreement, the Company is acquiring 49.5% of the common equity of Receptopharm for $2,000,000 in cash.  ReceptoPharm plans to utilize the funds to finance additional research and development efforts.

The Company is purchasing its 49.5% ownership interest in a series of installments.  As of March 31, 2004, the Company had funded a total of $800,000 of the $2,000,000, which equates to an ownership interest of approximately 20% at that date.  The $800,000 paid to Receptopharm was funded from a loan provided by a stockholder of the Company.  The Company is required to complete the remaining $1,200,000 funding obligation by October 1, 2004.

ACQUISITION OF CONTROLLING INTEREST IN INFECTECH, INC.

On September 19, 2003, the Company entered into an Acquisition Agreement to acquire up to 100% of the issued and outstanding common stock of Infectech, Inc., (“Infectech”) a Delaware corporation.  Infectech is a development stage company based in Sharon, Pennsylvania, which is engaged in the research and development of diagnostic test kits designed to be used for the rapid identification of infectious human and animal diseases.  Infectech owns patented technologies, which allow for the rapid detection of disease causing pathogens.  Infectech also owns a patented technology designed for use in the bioremediation of contaminated air, soil and water.

The Acquisition Agreement provides for the acquisition by the Company of up to 100% of the issued and outstanding common stock of Infectech, through an exchange of one (1) share of the Company’s common stock for every two (2) shares of Infectech common stock.  This acquisition takes place in two phases.  In the first phase, which commenced on October 31, 2003, the Company issued 4,502,549 shares of its common stock in exchange for 9,005,098 shares of Infectech common stock owned by the officers, directors and affiliates of Infectech.  This initial exchange resulted in the Company owning 58% of the issued and outstanding stock of Infectech.

The second phase will involve an exchange of common stock with an unlimited number of accredited investors and up to a maximum of 35 unaccredited investors of Infectech.  The issuance of common shares of the Company in connection with this acquisition will be made pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, and other applicable exemptions from registration, including Regulation D.

COMPANY HISTORY

ACQUISITION OF NUTRA PHARMA, INC.

On November 23, 2001, the Company completed the acquisition of 100% of the issued and outstanding common stock of Nutra Pharma, Inc., (“NPI”) a privately held company.  This acquisition was made pursuant to an Agreement and Plan for Exchange of Common Stock between Nutra Pharma, NPI, and its sole stockholder.  NPI was formed on May 3, 2001 under the laws of the State of Nevada and at the time of this acquisition, the only asset that NPI had, was an exclusive license agreement (the “License Agreement”) through which NPI owned the exclusive worldwide rights to distribute a medicinal compound.  The principal products that were to be developed from this medicinal compound were products designed to treat and heal open wounds and other skin disorders such as acne and psoriasis.  NPI was a development stage company, as it had not realized any revenue from the date of its inception on May 3, 2001 up to the date that it was acquired by the Company on November 23, 2001.

To effect this transaction, the Company issued 4,500,000 shares of its restricted common stock to NPI’s sole stockholder, in exchange for 100% of the issued and outstanding common stock of NPI.  At the time of the acquisition, NPI, as the licensee under the License Agreement, owed $1,750,000 to Terra Bio Pharma, S.A. (“TBPH”), a Panamanian company, which was the licensor of the medicinal compound that was the subject of the License Agreement.  The term of the License Agreement was for a period of five (5) years commencing in May 2001.  Payments to TBPH under the License Agreement were to be made in installments through May 2003.

JOINT VENTURE WITH TERRA BIOPHARMA

On January 30, 2002, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with TBPH, whereby it acquired a 50% ownership interest in a newly formed Panamanian company called Terra Nutra, S.A. (“Terra Nutra”).  This JV Agreement superseded the License Agreement between TBPH and NPI.  The purpose of the joint venture was to patent the raw material composition, manufacturing process and various uses of the medicinal compound that was the subject of the License Agreement between TBPH and NPI.  Pursuant to the JV Agreement, the parties agreed that the patent for the raw material composition and the patent for the manufacturing process would be owned by TBPH.  Terra Nutra would own all future patents for all subsequent uses and products.

As part of the JV Agreement, the Company agreed to pay $1,740,000 to TBPH to secure the exclusive, worldwide distribution rights to all products derived from the medicinal compound.  This sum was to be paid in monthly installments of varying amounts over a sixteen (16) month period beginning in July 2002.  The Company also agreed to pay all costs associated with purchasing and developing the land that was to be used for growing the raw material that was required to produce the medicinal compound, the costs associated with the construction of a manufacturing plant used to process the raw material and the costs associated with clinical trials and patent applications.  The JV Agreement acknowledged that amounts paid toward these costs would be deducted from the amount owing under the License fee.  The Company also agreed to pay a 3% royalty to TBPH on gross sales from any product ultimately derived from the medicinal compound.

RESCISSION OF ACQUISITION OF NUTRA PHARMA INC.

On May 14, 2002, the Company notified TBPH of its intent to rescind the JV Agreement due to the lack of progress made by TBPH toward applying for patents.  The Company also notified NPI’s sole stockholder of its intent to rescind the NPI Agreement in order to recover the 4,500,000 shares that were issued in connection with the NPI Agreement.  The Company also notified certain other stockholders holding a portion of the 4,500,000 shares of common stock (the “Individual Stockholders”) that had received shares through a transfer from NPI’s sole stockholder.  The notifications specified that the Company had rescinded the NPI Agreement and had instructed its transfer agent to place a stop transfer on all stock certificates that represented the 4,500,000 shares issued in connection with the NPI Agreement.

On October 23, 2002, the Company received a total of 2,037,500 shares of its common stock from a group that included NPI’s sole stockholder and other Individual Stockholders.  These shares were cancelled and returned to the Company’s Treasury.

On December 23, 2002, the Company, and NPI’s sole stockholder agreed to rescind the NPI Agreement dated November 23, 2001.  Pursuant to a Rescission, Settlement and Release Agreement, NPI’s sole stockholder agreed to facilitate the return of 2,092,500 of the 4,500,000 shares of common stock that were issued by the Company in connection with the NPI Agreement.  Of the 2,092,500 shares, 2,037,500 were previously returned on October 23, 2002.  As part of this Rescission Agreement, upon the receipt by the Company of the additional 55,000 shares, NPI’s sole stockholder would receive 450,000 shares of free trading common stock directly from an existing stockholder of the Company who was also an Officer and Director of the Company.  The 55,000 shares were subsequently received on January 17, 2003 and were cancelled and returned to the Company’s Treasury.

From February 10, 2003 to February 23, 2004, the Company received an additional 2,180,000 shares of its common stock from four Individual Stockholders.  These shares were cancelled and returned to Treasury.  At March 31, 2004, the Company had an agreement in place to recover an additional 15,000 shares from an Individual Stockholder.  Upon the return of these shares, a total of 4,287,500 of the 4,500,000 shares originally issued to NPI’s sole stockholder will have been returned.  The remaining 212,500 shares are deemed by the Company to be irretrievable.

FAILED ACQUISITION OF BIOTHERAPEUTICS

On May 30, 2002, the Company entered into a definitive agreement (the “Share Exchange Agreement”) to acquire 100% of the issued and outstanding common stock of Bio Therapeutics, Inc., (“Bio Therapeutics”) a privately held Florida corporation.  Pursuant to this Share Exchange Agreement, the Company was obligated to issue 11,137,139 shares of common stock in exchange for an equal number of shares of Bio Therapeutics, which represented 100% of the issued and outstanding common stock of Bio Therapeutics.  The Share Exchange Agreement also contained a provision that in the event that the Company’s common stock was trading below $2.40 on the closing date, the Company would be obligated to issue additional shares of its common stock to the shareholders of Bio Therapeutics in order to ascribe a final value of $2.40 for each share of Bio Therapeutics stock.  In addition, as part of this Share Exchange Agreement, the Company agreed to loan Bio Therapeutics up to $500,000 for working capital purposes.  The closing of this transaction was contingent upon the Company raising a minimum of $1,500,000 through a private placement of its common stock.  The Share Exchange Agreement also provided that the shares of the Company and the shares Bio Therapeutics that are being exchanged would be held by a trustee, who would hold all of the subject shares, and release them to the respective parties upon receiving written proof that the Company had successfully raised a minimum of $1,500,000.

On August 12, 2002, the Company entered into a Closing Agreement for the Exchange of Common Stock (the “Closing Agreement”), which amended the Share Exchange Agreement between the parties.  The Closing Agreement stipulated that; (i) the Company had satisfied its obligation to loan up to $500,000 to Bio Therapeutics, and; (ii) the closing shall take place in two phases.  In connection with the First Closing, the Company was obligated to issue 11,130,889 shares of its common stock in exchange for an equal amount of Bio Therapeutics common stock, which represented 100% of the issued and outstanding common stock of Bio Therapeutics.

On September 27, 2002, the parties further amended the Closing Agreement as follows; (i) the number of shares to be issued by the Company in exchange for 100% of the issued and outstanding shares of Bio Therapeutics is now 11,790,889; (ii) in the event that the Company’s common stock was trading below $1.20 on the closing date, the Company would be obligated to issue additional shares of its common stock to the shareholders of Bio Therapeutics in order to ascribe a final value of $1.20 for each share of Bio Therapeutics stock.

On April 23, 2003, Bio Therapeutics withdrew from and terminated the Share Exchange Agreement due to the fact that the Company had been unsuccessful in raising the minimum amount of $1,500,000 through a private placement of its common stock.  Upon the termination of the Share Exchange Agreement, the trustee returned all the stock certificates that had been issued to their respective parties and the Share Exchange Agreement was deemed cancelled.

On May 21, 2003, the Company commenced legal proceedings against Bio Therapeutics in order to collect amounts owing under the loan that the Company made to Bio Therapeutics in connection with the Share Exchange Agreement.

On November 14, 2003, the Company entered into a final settlement agreement (the “Settlement”) with Bio Therapeutics.  The Settlement provided for the dismissal of the lawsuit that the Company initiated against Bio Therapeutics.  The Settlement also provided the Company with a non-exclusive license to certain intellectual property of Bio Therapeutics, including patents and patents pending for the development of therapies for Multiple Sclerosis and HIV.  The Company also retained the exclusive rights to further develop a proprietary compound designed to aid in the healing of wounds that was being co-developed with Bio Therapeutics.  Also as part of the Settlement, the Company agreed to extinguish the entire amount of its loan receivable from Bio Therapeutics.

CURRENT BUSINESS

LICENSED TECHNOLOGIES

The Company has a non-exclusive license to certain intellectual property of Bio Therapeutics, Inc.  This license involves two distinct technology platforms.  The first technology platform is based on patented methods for altering the 3-Dimensional structure of certain proteins and peptides, which results in the preservation of receptor-binding characteristics.  In order to mount an infection, viruses must first bind themselves to cells in the body.  They accomplish this by binding to cell receptors on the surface of the cells.  These receptors are the gateway to the virus entering the individual cell, and they are made of proteins.

The binding of specialized signaling proteins and peptides to cell surface receptors is an important part in the pathogenesis and progression of many different diseases, including HIV and MS.  It is believed that if modified peptides that do not activate the normal biochemical pathways necessary for disease progression can instead be made to bind with these key receptor sites, they could become powerful therapeutic agents, which could restore normal function to diseased tissue or exert a beneficial immunomodulatory effect.

The second major technology platform is an innovative aerosolized drug delivery system.  Many therapeutic agents cannot be effectively delivered by aerosol formulation due to their large size and/or irregular shapes. Since these therapeutic agents cannot be ingested orally without being degraded by the digestive system, patients have no alternative but to inject these drugs directly.  The Company has a non-exclusive license to a proprietary aerosol formulation, for which a patent is now pending, which greatly enhances the permeability of the mucous membranes found on the roof of the mouth and the back of the throat.  This allows for the easy and efficient systemic delivery into the bloodstream of a much wider variety of proteins and peptides.  This non-exclusive license for “Buccal Delivery System” (patent-pending) includes claims that identify the active mucosal enhancer, its combination with therapeutic agents and the mode of delivery through aerosol.  This may allow for the effective and pain-free delivery of peptide and protein therapeutics for the treatment of HIV and MS.

RECEPTOPHARM, INC.

ReceptoPharm is developing potential drugs for the treatment of HIV and MS based in part on the licensed technology that the Company received in connection with its settlement with Bio Therapeutics, Inc.  Receptopharm has three patents pending for the protection of its own proprietary technologies in these areas.  ReceptoPharm is also engaged in the research and development of potential drugs for other viral, auto-immune and neuro-degenerative diseases.  The potential drugs being developed by ReceptoPharm are based on a novel, modified protein that has been studied as a treatment for several clinical disorders.  The raw material is derived from a small protein called alpha-cobratoxin, which is a potent poison extracted from the venom of the Thailand cobra.  The Company’s licensed technology involves a specific chemical process for the modification of the cobratoxin that eliminates its poisonous effect.  As a result of this process, the modified cobratoxin retains some of the affinities of the native toxin, but to a diminished degree.  These drugs have successfully completed Phase I safety studies in the United States and Europe.  ReceptoPharm is now focusing its near term drug development efforts on initiating a Phase II human clinical trial for its HIV drug.

HIV/AIDS Applications

More than forty million people are infected with HIV, the virus that causes AIDS.  Globally, an estimated 5 million people were newly infected and 3 million people died of AIDS in 2003.  Three-quarters of those who have the disease live in Africa, where AIDS is now the leading cause of death.  According to a recently published report by the financial services firm Griffin Securities, the market for HIV therapies is expected to triple in size by 2007, growing from $5 billion dollars in sales to over $13 billion in sales by 2007.  Growth in the HIV therapy market will continue to be driven by the rapidly growing HIV and AIDS population.  In the absence of therapeutic intervention, the vast majority of individuals infected with HIV will ultimately develop AIDS, on average in about 10 years, which has a mortality rate approaching 100%.  Experts say that the drugs currently available only extend life on average 1.8 years.

To cause infection, HIV needs to gain entry into cells through the attachment to receptors on the cell membrane. These receptors are called chemokine receptors. There are two principal types, CCR5 and CXCR4.  Different HIV strains use one of these types.  A single drug that would block all of the chemokine receptors ("tropism-independent") could be more useful, for several reasons, than a mixture of molecules that would have to be used to do the same.

New drugs and adjunct therapies with novel mechanisms of action or unique resistance profiles are needed in the fight against HIV.  Constant innovation, in terms of efficacy, side effect profile and dosing are occurring.  Current research and development for HIV is focused on adjunctive therapy, which when combined with existing HAART (Highly Active Anti-Retroviral Therapy) regimens reduce side effects, enhance the efficacy of existing treatments and delay the progression of the HIV virus.

Results from completed assays have indicated that ReceptoPharm’s drug inhibited by over 90%, the infection rate of two strains of HIV, one specific to the CCR5 receptor and the other specific for the CXCR4 receptor.  Based on these results, ReceptoPharm intends to initiate a Phase II human trial in HIV.  The early work in HIV will continue with further in-vitro assays to provide definitive data on the efficacy of the drug as an inhibitor of HIV fusion. These assays should also yield information on the drug’s potential to cause viral mutations.

Multiple Sclerosis Applications

MS is a neurological disorder affecting approximately 2.0 million people globally.  It is a rather mysterious illness of unknown cause and highly variable clinical course.  It is believed to be an autoimmune disease in which the body's immune system damages primarily the central nervous system.  MS destroys the insulating fatty material surrounding the nerve fibers, known as myelin.  Myelin functions to speed signals from one end of the nerve cell to the other (much like the insulation on electrical wiring).  Myelin is attacked by cells of the immune system thereby impairing nerve signal transfer, a destructive process termed demyelination.  Demyelinated nerve cells are also at risk of irreversible damage.

People with MS may experience diverse signs and symptoms. MS symptoms may include pain, fatigue, cognitive impairment, tremors, loss of coordination and muscle control, loss of touch sensation, slurred speech and vision impairment.  The course of the disease is unpredictable and for most MS patients, the disease initially manifests a “relapsing-remitting” pattern.  Periods of apparent stability are punctuated by acute exacerbations which are sudden unpredictable episodes that might involve impaired vision, diminished ability to control a limb, loss of bladder control, or a great variety of other possible neurologic deficits.  In relapsing-remitting MS, some or all of the lost function returns, however, the patient sustains an unceasing, often insidious, accumulation of neuronal damage.  As the burden of neural damage grows, new lesions are more likely to produce irreversible impairment of function. Typically, about eight to fifteen years after onset, MS patients enter the secondary-progressive phase.  Eventually, progressive MS sufferers become wheelchair-bound, and may become blind and even incapable of speech.  There is currently no approved drug that reverses the course of the progressive form of MS.

ReceptoPharm’s proposed drug for the treatment of MS is also derived from alpha-cobratoxin.  This compound binds strongly to the acetylcholine receptors on the post-synaptic nerve.  Normally, this action stops the progression of a signal through the nerve and this has the effect of slowing or paralyzing muscles - including muscles responsible for heart and lung function.  The process used to chemically modify the alpha-cobratoxin weakens its binding potential.  ReceptoPharm’s researchers believe that by binding weakly to these receptors, the drug controls nerve function by regulating the charges distributed down the nerve pathway (much like a resistor on an electrical circuit).  Early in-vitro studies conducted by ReceptoPharm’s researchers have shown that conduction in demyelinated nerves is stabilized in the presence of the drug.  ReceptoPharm believes that this provides a basis for further exploration in MS through animal models and eventual human trials.

Government Regulation

The production and marketing of ReceptoPharm’s products as well as research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, vaccines, drugs and certain diagnostic products are subject to FDA review of safety and efficacy. The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, refusal of the government to approve Biological License Applications ("BLAs"), Product License Applications ("PLAs"), New Drug Applications ("NDAs") or refusal to allow the Company to enter into supply contracts. The FDA also has the authority to revoke product licenses and establishment licenses previously granted.

In order to obtain FDA approval to market a new biological or pharmaceutical product, proof of product safety, purity, potency and efficacy, and reliable manufacturing capability must be submitted. This will require the Company to conduct extensive laboratory, preclinical and clinical tests. This testing, as well as preparation and processing of necessary applications, is expensive, time-consuming and often takes several years to complete. There is no assurance that the FDA will act favorably in making such reviews. ReceptoPharm may encounter significant difficulties or costs in their efforts to obtain FDA approvals, which could delay or preclude from marketing any products that may be developed. The FDA may also require post-marketing testing and surveillance to monitor the effects of marketed products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if problems occur following initial marketing, such as, compliance with regulatory standards is not maintained. With respect to patented products or technologies, delays imposed by governmental marketing approval processes may materially reduce the period during which the Company will have the exclusive right to exploit patented products or technologies. Refusals or delays in the regulatory process in one country may make it more difficult and time consuming to obtain marketing approvals in other countries.

The FDA approval process for a new biological or pharmaceutical drug involves completion of preclinical studies and the submission of the results of these studies to the FDA in an Initial New Drug application, which must be approved before human clinical trials may be conducted. The results of preclinical and clinical studies on biological or pharmaceutical drugs are submitted to the FDA in the form of a BLA, PLA or NDA for product approval to commence commercial sales. In responding to a BLA, PLA or NDA, the FDA may require additional testing or information, or may deny the application. In addition to obtaining FDA approval for each biological or chemical product, an Establishment License Application ("ELA") must be filed and the FDA must inspect and license the manufacturing facilities for each product. Product sales may commence only when both BLA/ PLA/ NDA and ELA are approved. In certain instances in which a treatment for a rare disease or condition is concerned, the manufacturer may request the FDA to grant the drug product Orphan Drug status for a particular use. “Orphan” status refers to serious ailments affecting less than 250,000 individuals. In this event, the developer of the drug may request grants from the government to defray the costs of certain expenses related to the clinical testing of such drug and be entitled to marketing exclusivity and certain tax credits.  ReceptoPharm may seek Orphan Drug designation in the future for certain proposed drugs.

INFECTECH

The Company’s majority owned subsidiary Infectech, owns 29 issued patents related to the rapid isolation, growth, identification and antibiotic sensitivity of disease causing pathogens such as Tuberculosis (“TB”) and Mycobacterium avium-intracellulare (“MAI”).  Infectech also owns 1 issued patent related to a method of inducing apoptosis in cancer cells and 1 patent related to methods used in bioremediation of contaminated air, soil and water.

Infectech’s primary patented technologies are related to a technique known as “paraffin baiting”.  Infectech’s researchers discovered that certain grades of paraffin wax, when used in conjunction with a microscope slide, and combined with a nutrient broth, provides for the rapid isolation, growth and identification of various disease causing pathogens.  Infectech is in the process of developing a diagnostic test kit based on this technology.

The basic test kit will consist of a glass slide coated with paraffin, which is used as a carbon (food) source by certain pathogenic bacterial species such as TB.  The slides are incubated in a sample of almost any bodily fluid (a non-invasive sample of saliva is preferred) within a nutrient broth.  This creates a semi-solid growth medium for the bacteria, which imitates its natural environment within a human or animal host.  The bacteria collect on the paraffin slide in 4-8 days.  Testing can then be done to identify the species of bacteria.  This testing can be done via acid-fast staining or through PCR gene amplification.  Additionally, the bacteria can be cultured with antibiotics to test for specific sensitivities.  Through the choice of different nutrient broths, each kit can be tailored to encourage the growth of a specific bacterium.  The test kits are being designed to work on a class of bacteria that includes TB, MAI, Para-tuberculosis, Pseudomonas and Nocardia.

Infectech initially plans to market its product through licensing and distribution arrangements with large, well-established medical diagnostic companies. Infectech's markets will potentially include hospitals, clinical laboratories, medical research institutions, medical schools, physician's offices, and even pharmaceutical companies, as the antibiotic sensitivity testing methodology may be useful in creating new drugs to treat paraffinophilic microorganisms.

Infectech is currently working with third-party researchers in academia to provide a current validation of their technology for submission to the FDA. This process is necessary to ensure faster approval of their medical device status and eventual marketing of their kits. The current experiments are simply a re-validation of the research that is outlined in 29 of Infectech’s patents. These protect the Company’s technology for the isolation, growth and antibiotic-sensitivity testing of mycobacteria. The Company anticipates that this process will be completed within 90 days, allowing for FDA scrutiny of the data supporting the final test kit.

Advantages to Infectech’s proposed diagnostic test kit are:

-

Distinguishes M. tuberculosis and Non-tuberculosis Mycobacteria based upon “in situ” growth

-

Has a long shelf life and can be stored at ambient temperatures

-

Serves as a viability check which is useful in determining efficacy of antibiotic therapy

-

Can be utilized by a minimally trained staff

-

Can be utilized for both isolation and antibiotic sensitivity testing.

Infectech anticipates that all or some of the manufacturing will be outsourced to plants that meet cGMP (current Good Manufacturing Practice) standards.  cGMP is a pre-requisite for all drugs and medical devices, regardless of their classification.

Tuberculosis Applications (“TB”)

TB is a disease caused by bacteria called Mycobacterium tuberculosis.  This bacteria can attack any part of the body, but usually affects the lungs.  TB disease was once the leading cause of death in the United States.  In the 1940s, scientists discovered the first of several drugs now used to treat TB.  As a result, TB slowly began to disappear in the United States, however, the number of reported TB cases has increased during the past decade.  Worldwide, TB is an even greater problem; an estimated nine million people developed TB in 2003, and two million died.  TB related to HIV infection has been estimated to account for more than 34 percent of new cases.  In countries with high incidents of both TB and HIV, the continued increase of TB will depend upon the level and trend of both HIV and tuberculosis infection in the community. Other important factors contributing to the global resurgence of tuberculosis include: poverty, overcrowding, increased travel/immigration, breakdown of tuberculosis control programs, multi-drug resistant tuberculosis (MDR tuberculosis) and incomplete treatment.

TB is spread through the air from one person to another.  The bacteria are released into the air when a person with TB disease of the lungs or throat coughs or sneezes.  When a person breathes in TB bacteria, the bacteria can settle in the lungs and begin to grow.  From there, they can move through the blood to other parts of the body, such as the kidney, spine, and brain.  TB bacteria become active if the immune system fails to stop them from growing. The active bacteria begin to multiply in the body and cause TB disease.  Some people develop TB disease soon after becoming infected, before their immune system can fight the TB bacteria.

World Health Organization experts claim that multi-drug resistant tuberculosis is becoming a major threat to the European Union. Patients from some areas in Eastern Europe and Central Asia are 10 times more likely to have multi-drug-resistant TB (MDR-TB) than in the rest of the world, while China, Ecuador, Israel and South Africa are also places that should be watched.  MDR-TB is TB that is resistant to the two medicines most commonly used to treat it, Isoniazid and Rifampicin.  Without the correct drugs, MDR-TB is untreatable and in most cases fatal.  Drug-resistant TB strains emerge when the infection is treated incompletely or improperly when either a doctor doesn't prescribe the right treatment, or the patient doesn't stick to the therapy.  As a result, TB bacilli that were able to survive the treatment multiply in the patient's body, and the stronger, mutated strains can then be transmitted to other people. There may be up to 300,000 new cases of drug-resistant tuberculosis a year in the world and 79 percent of them are 'superstrains' resistant to any three of the four first-line drugs.

Currently, a skin test is used to screen for TB.  A small amount of tuberculin test fluid is injected into the skin of the lower part of your arm. The test is positive if after 2-3 days, a raised, red welt appears at the injection site that is 10 mm or greater in diameter. This means that the patient was exposed to TB at some point, even if they never became ill. The physician will then order a chest X-ray to look for signs of lung infection.  People at high risk of TB should be screened regularly, if and until they test positive.  If the patient has symptoms of active TB, they receive a chest X-ray and their sputum tested for the bacterium.  In addition to using symptoms and chest x-rays to help diagnose TB disease, sputum specimens (material coughed from deep within the lung) are sent to a specialized lab for microscopic examination and culture to detect and recover the TB bacterium and confirm the diagnosis. The TB bacteria grown in culture are tested against the antibiotics used to treat the disease to make sure the bacteria are sensitive to them. The laboratory also uses the newer TB gene amplification tests on microscopically positive sputum specimens to identify TB.

Treatment usually begins after a skin test signals exposure but before active disease has developed. The treatment of choice for prevention and for active cases is the antimicrobial drug isoniazid (INH), available since 1956. In infected individuals it is usually used in combination with other antituberculosis drugs such as rifampin, pyrazinamide, and ethambutol. Tuberculosis drugs have to be taken regularly, typically for 6 to 12 months. Many patients abandon their treatment when they feel better; similarly, preventive treatment is often abandoned because of the inconvenience. Such noncompliance is believed to be the main reason for the upsurge in drug-resistant strains of the TB bacilli, many of which are resistant to more than one drug.

The difficulty associated with the detection of tuberculosis is that the organisms are slow growing and require a rigorous pre-preparation to prevent overgrowth of other more rapidly growing organisms often found co-existing in the specimens.  Thus, the handling of mycobacterial specimens has usually required highly specialized manpower and equipment. A simple culture can take 4-8 weeks. Although modern culture techniques have reduced the time needed for a positive culture in as little as 3-4 weeks, these techniques require the use of expensive incubators and detectors. The larger metropolitan centers usually have specialized laboratories and equipment, but, in rural centers, it has been necessary to send specimens out to central or district health labs where specialized laboratories and equipment are found.  In undeveloped countries, laboratory diagnostics have been either very rudimentary or non-existent.  The economics of most developing countries do not allow for the use of cultures for the diagnosis of TB.

The test kits are designed to provide for very specific analytical capabilities and far greater speed at far less expense than traditional methods.  Infectech's methods may be automated, resulting in a faster, more precise, and much less expensive diagnostic process. The products being developed have the potential to significantly reduce a portion of rising health care costs due to the following:

-

No refrigeration

-

No pre-preparation

-

Adaptable to gene amplification

Mycobacterium avium-intracellulare (MAI) applications

MAI is the primary bacterial infection associated with "wasting syndrome" of HIV/AIDS patients and is the leading cause of death among these patients worldwide.  MAI are routinely resistant to anti-tuberculosis drugs and there has been no standardized method for determining antibiotic sensitivity.  In HIV/AIDS patients, MAI is usually diagnosed after symptoms appear.  The diagnostic screen utilizes a blood test. At this time, mortality is very high and time to death is estimated at four months.

In the AIDS era, MAI has been seen in ever increasing numbers.  This is problematic for both the developed and underdeveloped countries of the world. Prior to the AIDS epidemic, MAI was a rare disease. After the advent of widespread AIDS infection, MAI was found to infect AIDS patients at a very high rate. It has been estimated by world health authorities that more than 70 percent of AIDS patients harbor an MAI infection. MAI affects the bone marrow, spleen, liver and lungs. It compromises the lymph nodes, thereby further destroying the patient's immune system. It has been shown that MAI also causes opportunistic infections among non-HIV infected pediatric and elderly persons. MAI is thought to be the major contributor to AIDS wasting syndrome.

Infectech’s technology allows for the rapid culturing and identification of MAI.  It will also provide viable treatment options by testing the particular strain’s antibiotic sensitivity.  By using saliva or stool samples, this process could identify an infection long before the bacterium could be found in blood samples and well before symptoms begin.

Government Regulation

In order to gain broad acceptance in the marketplace, Infectech will need to receive approval from the Food and Drug Administration ("FDA") and other equivalent regulatory bodies outside of the United States. This approval will be based upon clinical testing programs at major medical centers. Data obtained from these institutions will enable Infectech to apply to the FDA for acceptance of its technology as a "device" through a 510(k) application or exemption process. Once the data has been fully gleaned, it is expected that this process would take less than ninety days.

According to the FDA, a "device" is: "an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory which is recognized in the official National Formulary, or the United States Pharmacopoeia, or any supplement to them, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or intended to affect the structure or any function of the body of man or other animals, and which does not achieve any of it's primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes."

The FDA classifies devices as either Class I/II-exempt, Class II, or Class III.

Class III: Pre-Marketing Approval, or PMA: A Pre-Marketing Approval or PMA is the most stringent type of device marketing application required by FDA. A PMA is an application submitted to FDA to request clearance to market, or to continue marketing of a Class III medical device. A PMA is usually required for products with which FDA has little previous experience and in such cases where the safety and efficacy must be fully demonstrated on the product. The level of documentation is more extensive than for a 510(k) application and the review timeline is usually longer. Under this level of FDA approval, the manufacturing facility will be inspected as well as the clinical sites where the clinical trials are being or have been conducted. All the appropriate documents have to be compiled and available on demand by the FDA. The manufacturing facility is registered with the FDA and the product or device is registered with the FDA.

Class II: 510(k). This is one level down from the PMA and it is applied to devices with which the FDA has had previous experience. A 510(k) is a pre-marketing submission made to FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to pre-market approval. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. The legally marketed device to which equivalence is drawn is known as the "predicate" device. Applicants must submit descriptive data and, when necessary, performance data to establish that their device is SE to a predicate device. Again, the data in a 510(k) is to show comparability, that is, substantial equivalency (SE) of a new device to a predicate device. Under this level of approval, the manufacturing facility is registered with the FDA and the product or device is registered with the FDA.  Inspections under this classification are possible. All the appropriate cGMP and clinical data backing the claims made must be on file and available on demand by the FDA.

Class I/II Exemption:  This is the lowest level of scrutiny. Most Class I devices and a few Class II devices are exempt from the pre-marketing notification requirements subject to the limitations on exemptions. However, these devices are not exempt from other general controls. All medical devices must be manufactured under a quality assurance program, be suitable for the intended use, be adequately packaged and properly labeled, and have establishment registration and device listing forms on file with the FDA. However, as described above, all the appropriate documentation including cGMP and clinical data supporting the claims being made has to be on hand and available on demand by the FDA.  The data must be available to support all the product claims.

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

Infectech is also subject to regulation by the Occupational Safety and Health Administration ("OSHA") and the Environmental Protection Agency ("EPA") and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. Infectech believes that they are in compliance with regulations regarding the disposal of its biological, radioactive and chemical waste. The Company voluntarily complies with NIH guidelines regarding research involving recombinant DNA molecules. Such guidelines, among other things, restrict or prohibit certain recombinant DNA experiments and establish levels of biological and physical containment that must be met for various types of research.

PATENTS AND INTELLECTUAL PROPERTY

The Company seeks patent and other intellectual property rights to protect and preserve our proprietary technology and our right to capitalize on the results of our research and development activities.  The Company also relies on trade secrets, know-how, continuing technological innovations and licensing opportunities to prove competitive advantages for our products in our markets and to develop new products.

The Company holds a license to certain intellectual property from Bio Therapeutics, which it intends to utilize in conjunction with Receptopharm’s research and development of modified venom and peptides thereof in applications for the treatment of HIV and MS.  These patents include:

-

U.S. Patent No. 5,989,857, which was granted in November 1999 with 10 claims.

-

U.S. Patent No. 6,670,148, which was granted in December 2003, with 9 claims.  The patent further describes the method for preparing a bioactive peptide (protein) found in cobra venom, in a stable, inactivated form, by treating the peptide with ozone.

-

Buccal Delivery System, on which a patent is pending.  This application describes a throat spray that permits efficient delivery of the modified peptide drugs to the body through oral mucosa.

-

Technology contained in one pending U.S. patent application for the further development of bioactive peptides in cobra venom for use in the treatment of HIV and MS.

-

Technology contained in two pending U.S. patent applications for Immunokine Composition and Method, which describes a method for developing modified peptides from alpha-cobratoxin.

-

Technology contained in two patents pending for the topical delivery of our proprietary wound healing treatment, which was developed in conjunction with Bio Therapeutics.  One of these products is in the form of an ointment style skin protectant and the other a foaming aerosol.

Our majority owned subsidiary, Infectech, holds 31 U.S. patents covering technologies related to growing, detecting, identifying, defining antibiotic sensitivity and designing apparatus for the detection of 32 different paraffin-eating microorganisms.  The following U.S. Patents describe methods for detecting, identifying and test kits for the detection of these microorganisms:

-U.S. Patent No. 5,637,501, issued in June 1997

-U.S. Patent No. 5,641,645, issued in June 1997

-U.S. Patent No. 5,654,194, issued in August 1997

-U.S. Patent No. 5,663,056, issued in September 1997

-U.S. Patent No. 5,668,010, issued in September 1997

-U.S. Patent No. 5,667,169, issued in October 1997

-U.S. Patent No. 5,707,824, issued in December 1997

-U.S. Patent No. 5,721,112, issued in February 1998

-U.S  Patent No. 5,726,030, issued in March 1998

-U.S. Patent No. 5,750,363, issued in May 1998

-U.S. Patent No. 5,776,722, issued in July 1998

-U.S. Patent No. 5,801,009, issued in September 1998

-U.S. Patent No. 5,804,406, issued in September 1998

-U.S. Patent No. 5,846,760, issued in December 1998

-U.S. Patent No. 5,854,013, issued in December 1998

-U.S. Patent No. 5,854,014, issued in March 1999

-U.S. Patent No. 5,882,920, issued in March 1999

-U.S. Patent No. 5,891,662, issued April 1999

-U.S. Patent No. 5,962,306, issued October 1999

 The following U.S. Patents describe methods and an apparatus for identifying and detecting the presence of microorganisms by using a DNA extraction procedure:

-U.S. Patent No. 5,981,210, issued in November 1999

-U.S. Patent No. 5,989,902, issued in November 1999

The following U.S. Patents describe methods and an apparatus for identifying and detecting the presence of Mycrobacterium avium-intracellulare (MAI), an infectious agent often found to be the cause of death of AIDS patients:

-U.S. Patent No. 5,316,918, issued in November 1994

-U.S. Patent No. 5,472,877, issued in December 1995

-U.S. Patent No. 5,569,592, issued in October 1996

-U.S. Patent No. 5,935,806, issued August 1999

U.S. Patent No. 5,994,120, issued in November 1999, describes a method of bioremediating an organic hazardous substance.  This is designed for the “clean-up” of contaminated soil and water.

U.S. Patent No. 6,274,377, issued in August 1999, describes a method for inducing apoptosis in a mammailian cell.  This is designed to detect the presence of cancer cells in humans.

Competition

Receptopharm and Infectech will compete with many new and emerging companies as well as established pharmaceutical companies, all of which have superior financial resources than Nutra Pharma.

Currently, there are 19 AIDS drugs on the market, falling into four general classes: Nucleoside Reverse Transcriptase Inhibitors (NRTIs), Protease Inhibitors (PIs), Entry Inhibitors (EIs); and Non-Nucleoside Reverse Transcriptase Inhibitors (nNRTIs).  These drugs are usually used in combinations of three or more to create an effective antiviral therapy.  In addition, almost 100 investigational new drug applications (INDs) have been submitted to the U.S. Food and Drug Administration to conduct clinical trials on HIV candidates.

Leadership in entry inhibitors include: Roche/Trimeris' fusion inhibitor T-20, Progenics Pharmaceuticals' CD4 receptor blocker, PRO-542, and Aethlon Medical's extracorporeal entry inhibitor, the HIV-Hemopurifier.  These products will be used in addition to, rather than instead of existing regimens, and should serve to expand the overall market.

The only current competitive agent to ReceptoPharm’s proposed HIV drug is Trimeris’ drug, T-20 (Fuzeon).  This is an entry inhibitor that has recently been approved by the FDA.  The cost of Fuzeon to the patient is roughly $20,000 per year.  Because of production constraints, the drug will be available to no more than 15,000 persons worldwide during the next 12 months.  Fuzeon must be administered by subcutaneous injection twice daily.  Fuzeon is also known to naturally select for viral mutations, leading patients to grow resistant to the drug.

The pharmaceutical market for MS therapy is currently dominated by interferon-based drugs - Avonex® from Biogen, Betaseron® from Berlex Laboratories and Schering, and Rebif® from Serono and Pfizer.  The only other major market brand is Copaxone® (glatiramer acetate) from Teva and Aventis.  The global MS market achieved sales of $2.9 billion in 2002 and is forecast to grow to $4.7 billion by 2006.  It is estimated that nearly 80 percent of MS patients choose to go without medication, choosing to suffer the symptoms of their disease rather than face the negative side effects of the prescription drugs.  This places the potential global market for an effective therapy at over $14 billion annually.

The only competing products to Infectech’s test kits are the conventional solid media, such as Lowenstein Jensen, and Middlebrook Media.  These media are not capable of distinguishing between TB and Non-TB media, have a short shelf life and require extensive pre-preparation.  In addition, these media require refrigeration.

EMPLOYEES

As of December 31, 2003, Nutra Pharma had three full-time employees, one of which is the President, Chief Executive Officer and Chief Financial Officer.  The other two employees are engaged in administration.  The Company is seeking to hire a Chief Financial Officer in the immediate future.  There can be no assurance that the Company will be able to hire suitable employees upon acceptable terms in the future.

RISK FACTORS

Nutra Pharma has identified a number of risk factors faced by the Company.  These factors, among others, may cause actual results, events or performance to differ materially from those expressed in any forward-looking statements made in this Form 10-KSB.

RISKS RELATED TO OUR FINANCIAL CONDITION

We are a development stage company with a limited operating history and no revenues to date and are not likely to succeed unless we can overcome the many obstacles we face.

We are a development-stage company with limited prior business operations and no revenues.  We are presently engaged in the early stage development of certain drugs and medical devices. Unless we are able to secure necessary funding, we may not be able to successfully develop and market our products and our business will most likely fail.  Because of our limited operating history, you may not have adequate information on which you can base an evaluation of our business and prospects.  To date, our efforts have been allocated primarily to the following; acquiring licenses to technology; organizational activities; developing a business plan; seeking and obtaining interim funding; and working toward the successful development of our products.  In order to establish ourselves in the medical device and biopharmaceutical markets, we are dependent upon continued funding and the successful development and marketing of our products.  As a research and development company, we face increased risks, uncertainties, difficulties and expenses such that an investment in our common stock may be worthless if our business fails.

We have generated no revenues and if we are unable to generate sufficient revenues in the future, we may not be able to continue our business.

We are still in our formative and development stage. There are difficulties, delays and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated research and developmental expenses, employment costs, and administrative expenses.  We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or operate profitably.  If we cannot operate profitably, investors could lose their entire investment.

RISKS RELATED TO OUR BUSINESS

Our inability to retain and attract key personnel could adversely affect our business.

We believe that our future success will depend on the abilities and continued service of our President and CEO and those persons involved in the research and development activities of our subsidiaries.  If we are unable to retain the services of these persons, or if we are unable to attract additional qualified employees, researchers and consultants, we may be unable to successfully finalize and eventually market our medical devices and other drug products that are being developed, which will have a material adverse effect on our business.

Our research and development efforts may not result in commercially viable products.

Our technologies are in the development stage.  Further research and development efforts will be required to develop these technologies to the point where they can be incorporated into commercially viable or salable products. We have set forth in this report our proposed research and development program as it is currently conceived.  We cannot assure you, however, that this program will be accomplished in the time frame set forth.  We may not succeed in developing commercially viable products from our technologies.

We face numerous regulatory and other obstacles in the development of our drug and medical device products.

There are numerous developmental and regulatory issues that may preclude the introduction of these products into commercial sale.  If we are unable to demonstrate the safety, efficacy and feasibility of these products, successfully transfer the technology for commercial-scale manufacturing to either internal, joint venture or outsourced manufacturers or meet regulatory requirements or resolve potential patent licensing requirements with respect to their marketing, we may have to abandon them and alter our business plan. Such modifications to our business plan will likely delay achievement of sustainable cash flow from product sales and profitability. As a result, we may have to seek additional financing, which may not be available on the timetable required or on acceptable terms, or we may have to curtail our operations, or both.

The time needed to obtain regulatory approvals and respond to changes in regulatory requirements could adversely affect our business.

Our proposed products are subject to regulation by the FDA and other governmental or public health agencies.  In particular, we are subject to strict governmental controls on the development, manufacture, labeling, distribution and marketing of our products.  In addition, we are often required to obtain approval or registration with foreign governments or regulatory bodies before we can import and sell our products in foreign countries.  The process of obtaining required approvals or clearances from governmental or public health agencies can involve lengthy and detailed laboratory testing, human clinical trials, sampling activities and other costly, time-consuming procedures. The submission of an application to the FDA or other regulatory authority does not guarantee that an approval or clearance to market a product will be received.  Each authority may impose its own requirements and delay or refuse to grant approval or clearance, even though a product has been approved in another country or by another agency. Moreover, the approval or clearance process for a new product can be complex and lengthy.  This time span increases our costs to develop new products as well as the risk that we will not succeed in introducing or selling them in the United States or other countries. Newly promulgated or changed regulations could also require us to undergo additional trials or procedures, or could make it impractical or impossible for us to market our products for certain uses, in certain markets, or at all.

A market for our products may not develop, causing a failure of our business.

Our future success will depend, in part, on the market acceptance, and the timing of such acceptance, of new products or technologies that may be developed or acquired.  To achieve market acceptance, we must make substantial marketing efforts and spend significant funds to inform potential customers and the public of the perceived benefits of these products. We currently have limited evidence on which to evaluate the market reaction to products that may be developed, and there can be no assurance that any products will obtain market acceptance and fill the market need that is perceived to exist.

Our success depends on our ability to protect our proprietary technology.

The medical device and biopharmaceutical industries place considerable importance on obtaining patent, trademark, and trade secret protection, as well as other intellectual property rights, for new technologies, products and processes.  Our success depends, in part, on our ability to develop and maintain a strong intellectual property portfolio or obtain licenses to patents for products and technologies both in the United States and in other countries.  As appropriate, we intend to file patent applications and obtain patent protection for our proprietary technology. These patent applications and patents will cover, as applicable, compositions of matter for our products, methods of making those products, methods of using those products, and apparatus relating to the use or manufacture of those products. We will also rely on trade secrets, know-how, and continuing technological advancements to protect our proprietary technology. We have entered, and will continue to enter, into confidentiality agreements with our employees, consultants, advisors and collaborators.  However, these parties may not honor these agreements and we may not be able to successfully protect our rights to unpatented trade secrets and know-how.  Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.  Our employees and employees of ReceptoPharm, including scientific and management personnel, were previously employed by competing companies.  Although we encourage and expect all of our employees to abide by any confidentiality agreement with a prior employer, competing companies may allege trade secret violations and similar claims against us.  We may collaborate with universities and governmental research organizations which, as a result, may acquire part of the rights to any inventions or technical information derived from collaboration with them.  To facilitate development and commercialization of a proprietary technology base, we may need to obtain licenses to patents or other proprietary rights from other parties.  Obtaining and maintaining such licenses may require the payment of substantial amounts.  In addition, if we are unable to obtain these types of licenses, our product development and commercialization efforts may be delayed or precluded.  We may incur substantial costs and be required to expend substantial resources in asserting or protecting our intellectual property rights, or in defending suits against us related to intellectual property rights.  Disputes regarding intellectual property rights could substantially delay product development or commercialization activities.  Disputes regarding intellectual property rights might include state, federal or foreign court litigation as well as patent interference, patent reexamination, patent reissue, or trademark opposition proceedings in the United States Patent and Trademark Office.  An adverse decision in any proceeding regarding intellectual property rights could result in the loss or limitation of our rights to a patent, an invention or trademark.

We are dependent upon patents, licenses and other proprietary rights from third parties.  The failure of these third parties to maintain these licenses may cause our business to fail.

We currently have the right to use patent and intellectual property rights which may be material to the development of our HIV and MS treatments, and our wound healing product through a license from Bio Therapeutics, Inc.  While this license is perpetual, and we owe no further royalty payments under it, if Bio Therapeutics were to fail to defend or maintain patents or other protections of the licensed patents and intellectual property, it may have a material adverse effect on our ability to continue development of drug products.

We may engage contract manufacturers to produce some of our drugs, including our HIV and MS drugs which are currently under development, and this may diminish quality control and subject us to regulatory enforcement.

Outsourcing any or all of our manufacturing processes to contract manufacturers may permit us to expand our manufacturing capacity more quickly, but it may also subject us to problems in such areas as lack of technical knowledge regarding regulated procedures; uncertain or unreliable production yields; maintaining quality control and assurance; regulatory compliance; misappropriation of intellectual property.

We face intense competition in the medical device market and biopharmaceutical market from competitors, and because of this, we may not be able to successfully market our products.

Competition in both of these markets is intense and we expect it to increase.  Many of our competitors have significantly greater financial, marketing and distribution resources than we do.  Our competitors may succeed in developing or marketing technologies and products that are more effective than ours.  In addition, as the anticipated acceptance for our products grows, we may experience competition from companies in areas where intellectual property rights may not be as stringent as in the United States.  These developments could render our technologies or products obsolete or noncompetitive or otherwise affect our ability to increase or maintain our products' market share.

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

The price of our common stock has been highly volatile due to several factors which will continue to affect the price of our stock.

Our common stock has traded as low as $0.12 per share and as high as $1.02 per share in the twelve months ended December 31, 2003.  We believe that some of the factors leading to the volatility include: price and volume fluctuations in the stock market at large which do not relate to our operating performance; concerns about our ability to finance our continuing operations; announcements of technological innovations or new products which we or our competitors make; developments with respect to patents or proprietary rights; changes in stock market analysts' recommendations regarding other biotechnology companies.

Our issuance of stock grants to consultants for services may have a negative effect on the trading price of our common stock.

As we continue to look for ways to minimize our use of cash while obtaining required services, we have issued and may continue to issue common stock in exchange for services.  We have, from January 1 through December 31, 2003, issued 2,181,828 shares of restricted common stock in exchange for services, and 15,000 shares of free trading stock pursuant to our Employee/Consultant Stock Compensation Plan.  An additional 2,480,000 shares of free trading stock were issued under the Employee/Consultant Stock Compensation Plan between January 1, 2004 and March 31, 2004.  In addition to the dilutive effect of the issuance of these shares, there is the potential that the shares issued pursuant to the plan may be sold on the open market at any given time, which could place downward pressure on the trading price of our common stock.

Item 2.

Description of Property

The Company’s principal executive office is located at 1829 Corporate Drive, Boynton Beach, FL 33426.  The Company leases this space on a month-to-month basis.  The Company considers its current office space to be suitable to meet its present needs.

Item 3.

Legal Proceedings

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is quoted on the over-the-counter bulletin board under the trading symbol “NPHC.”  The following table sets forth the high and low bid prices for each quarter within the last two fiscal years.

December 31,	2003		2002
	High Bid	Low Bid	High Bid	Low Bid
First Quarter…………..	$ 0.85	$ 0.34	$ 4.18	$ 2.75
Second Quarter………..	$ 0.40	$ 0.12	$ 2.65	$ 0.76
Third Quarter………….	$ 1.02	$ 0.13	$ 1.55	$ 0.51
Fourth Quarter………...	$ 0.95	$ 0.41	$ 0.72	$ 0.27

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of December 31, 2003, there were approximately 273 holders of record of the Company’s Common Stock.

PENNY STOCK STATUS

The Company’s common stock is a “penny stock” as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934.  This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

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

-

The broker or dealer who has affected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security.  The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers.  Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

Equity Compensation Plan Information

On December 3, 2003, the board of directors of the Company approved the Employee/Consultant Stock Compensation Plan (the “Plan”).  The Plan was not submitted to shareholders of the Company for approval.  The purpose of the Plan is to further the growth of Nutra Pharma by allowing the Company to compensate employees and consultants who have provided bona fide services to the Company, through the award of common stock of the Company.  The maximum number of shares of common stock that may be issued under the Plan is 2,500,000.

The board of directors is responsible for the administration of the Plan and has full authority to grant awards under the Plan.  Awards may take the form of stock grants, options or warrants to purchase common stock.  The board of directors has the authority to determine; (a) the employees and consultants that will receive awards under the Plan, (b) the number of shares, options or warrants to be granted to each employee or consultant, (c) the exercise price, term and vesting periods, if any, in connection with an option grant, and (d) the purchase price and vesting period, if any, in connection with the granting of a warrant to purchase shares of common stock of the Company.

On December 9, 2003, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission which covered the issuance of up to 2,5000,000 shares of common stock under the Plan.  As of December 31, 2003, the Company had issued a total of 15,000 shares under the Plan.  These shares were issued to a consultant for services rendered to the Company during 2003.

The following table summarizes the Company’s equity compensation plan information as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders	-0-	N/A	2,485,000
Total	-0-	N/A	2,485,000

(1)

As of December 31, 2003, there were no outstanding options or warrants to purchase common stock of the Company.

Subsequent to December 31, 2003 and through March 31, 2004, the Company issued an aggregate of 2,480,000 shares under the Plan to consultants in exchange for services rendered.

Recent Sales of Unregistered Securities

The following securities were issued within the past three years and were not registered under the Securities Act.

On February 1, 2000, we issued 1,950,000 shares of restricted common stock to founders, valued at $.001 per share, for an aggregate value of $1,950 in exchange for services rendered, the business plan of Cyber-Vitamin, and Cyber-Vitamin's web site and domain names, pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated persons having superior access to all corporate and financial information.

On December 3, 2001, we issued 4,500,000 shares, valued at $0.025 per share, for a total of $112,500, to the Nutra Pharma, Inc. sole shareholder, a sophisticated person having superior access to all corporate and financial information, in exchange for all of the issued and outstanding shares of common sock of Nutra Pharma, Inc., pursuant to the Share Exchange Agreement between Nutra Pharma Corp. and Nutra Pharma, Inc., in reliance upon Section 4(2) of the Securities Act of 1933.

On April 23, 2002, we issued 155,000 shares, valued at $1.45 per share, for a total of $224,750, to sophisticated persons having superior access to all corporate and financial information, in exchange for services rendered, in reliance upon Section 4(2) of the Securities Act of 1933.

On May 21, 2002, we issued 100,000 shares, valued at $1.50 per share, for a total of $150,000, to a sophisticated investor having superior access to all corporate and financial information, in exchange for services rendered, in reliance upon Section 4(2) of the Securities Act of 1933.

On June 24, 2002, we issued 161,000 shares, valued at $1.18 per share, for a total of $189,980, to a sophisticated investor having superior access to all corporate and financial information, in exchange for services rendered, in reliance upon Section 4(2) of the Securities Act of 1933.

On November 7, 2002, we issued 100,000 shares, valued at $0.62 per share, for a total of $62,000, to a sophisticated investor having superior access to all corporate and financial information, in exchange for services rendered, in reliance upon Section 4(2) of the Securities Act of 1933.

On December 6, 2002, we issued 100,000 shares, valued at $0.30 per share, for a total of $30,000, to a sophisticated investor having superior access to all corporate and financial information, in exchange for services rendered, in reliance upon Section 4(2) of the Securities Act of 1933.

On December 12, 2002, we issued 10,000 shares, valued at $0.40 per share, for a total of $4,000, to a sophisticated investor having superior access to all corporate and financial information, in exchange for services rendered, in reliance upon Section 4(2) of the Securities Act of 1933.

On December 18, 2002, we issued 30,000 shares, valued at $0.36 per share, for a total of $10,800, to a sophisticated investor having superior access to all corporate and financial information, in exchange for services rendered, in reliance upon Section 4(2) of the Securities Act of 1933.

On January 13, 2003, we issued 52,500 shares, valued at $0.38 per share, for a total of $19,950, to three sophisticated investors having superior access to all corporate and financial information, in exchange for services rendered, in reliance upon Section 4(2) of the Securities Act of 1933.

On January 14, 2003, we issued 50,000 shares, valued at $0.39 per share, for a total of $19,500, to a sophisticated investor having superior access to all corporate and financial information, in exchange for services rendered, in reliance upon Section 4(2) of the Securities Act of 1933.

On January 30, 2003, we issued 500,000 shares, valued at $0.40 per share, for a total of $200,000, to our President, in exchange for future performance, in reliance upon Section 4(2) of the Securities Act of 1933.

On June 9, 2003, we issued 10,300,000 shares, valued at $0.08 per share, for a total of $862,012, to a sophisticated investor having superior access to all corporate and financial information, to discharge $862,012 in debt we owed to the investor, in reliance upon Section 4(2) of the Securities Act of 1933.

On August 6, 2003, we issued 25,000 shares, valued at $0.52 per share, for a total of $13,000, to a sophisticated investor having superior access to all corporate and financial information, in exchange for services rendered, in reliance upon Section 4(2) of the Securities Act of 1933.

On August 8, 2003, we issued 476,328 shares, valued at $0.63 per share, for a total of $300,087, to two sophisticated investors having superior access to all corporate and financial information, in exchange for services rendered, in reliance upon Section 4(2) of the Securities Act of 1933.

On August 14, 2003, we issued 13,000 shares, valued at $0.62 per share, for a total of $9,880, to a sophisticated investor having superior access to all corporate and financial information, in exchange for services rendered, in reliance upon Section 4(2) of the Securities Act of 1933.

On October 31, 2003, we issued an aggregate of 3,765,604 shares, valued at $0.85 per share, for a total of $3,200,763 in exchange for 7,531,208 shares of common stock of Infectech, Inc., pursuant to our Acquisition Agreement dated September 19, 2003, between Nutra Pharma Corp. and Infectech, Inc., in reliance upon Section 4(2) of the Securities Act of 1933 and Securities and Exchange Commission Regulation D.

On November 17, 2003, we issued 65,000 shares, valued at $0.74 per share, for a total of $48,100, to a sophisticated investor having superior access to all corporate and financial information, in exchange for services, in reliance upon Section 4(2) of the Securities Act of 1933.

On November 17, 2003, we issued an aggregate of 1,000,000 shares, valued at $0.74 per share, for a total of $740,000 to two new directors of the Company in exchange for services to be rendered, in reliance upon Section 4(2) of the Securities Act of 1933.

On December 8, 2003, we issued an aggregate of 736,945 shares, valued at $0.85 per share, for a total of $626,403 in exchange for 1,473,890 shares of common stock of Infectech, Inc., pursuant to our Acquisition Agreement dated September 19, 2003, between Nutra Pharma Corp. and Infectech, Inc., in reliance upon Section 4(2) of the Securities Act of 1933 and Securities and Exchange Commission Regulation D.

Item 6.

Plan of Operation

Since its inception, the Company has not generated any revenues and has experienced recurring losses.  The Company has a working capital deficiency of $387,000 at December 31, 2003 and it continues to rely on loans from a stockholder to fund its ongoing cost of operations.  The Company has also relied on loans from a stockholder to fund the cost of its acquisition of its 49.5% interest in ReceptoPharm.  The Company is obligated to pay an additional $1,200,000 to ReceptoPharm by October 1, 2004 to complete this acquisition.  There can be no assurances that the Company will be able to raise the necessary funds to finance its ongoing cost of operations and to complete its acquisition of ReceptoPharm through additional loans from its stockholders.

The Company is currently seeking to raise additional equity capital through the private placement of its securities to fund its ongoing cost of operations and its remaining commitment to ReceptoPharm.  There can be no assurances that the Company will be successful in raising additional equity capital or on terms acceptable to the Company and the failure to raise additional equity capital or additional stockholder loans could have a material adverse effect on the Company.

During the next twelve months, the Company’s plan is to finance the continued research and product development activities of its two subsidiaries Infectech and ReceptoPharm.  The Company does not anticipate that either Infectech or ReceptoPharm will generate revenues in the next twelve months and that additional funds will be needed to support their respective research and development activities.  ReceptoPharm is planning to purchase additional laboratory equipment estimated to cost $200,000.  ReceptoPharm also plans to hire two additional scientific research personnel.  The Company believes that the additional $1,200,000 that it is obligated to pay to ReceptoPharm is sufficient to allow for ReceptoPharm to complete its preparation for, and to initiate a Phase II human clinical trial for its HIV drug.  However, there can be no assurances that $1,200,000 is a sufficient amount, or that ReceptoPharm will be successful in initiating a Phase II clinical trial in the next twelve months, if at all.

The Company estimates that Infectech will require approximately $300,000 to $400,000 in order to complete the development of, and gain FDA approval for its diagnostic test kit related to the rapid identification of disease causing pathogens.  FDA approval is required before Infectech can begin marketing and selling the product for commercial use.  This funding will be utilized primarily to further validate the technology and build prototype test kits for use in conducting clinical testing in order to obtain data for submission to the FDA.  The funding will also provide for the payment of the initial costs associated with outsourcing the sales, marketing and distribution of the test kits.  Infectech intends to seek either a Class I or Class II exemption for its test kit from the FDA, or, alternatively, to submit an application for a Class III, pre-marketing approval to the FDA.  The Company anticipates that it will submit its data and application to the FDA in 90 to 120 days.  Upon approval by the FDA, Infectech plans to immediately begin marketing the product for sale.  There can be no assurances that Infectech will receive FDA approval for its test kit in a timely manner or that its estimate of the costs associated with completing the development of the test kit and gaining FDA approval will be accurate.

The Company estimates that over the next twelve months, it needs to raise a minimum of $2,500,000 to fund its cost of operations, its commitment to ReceptoPharm and the amounts required by Infectech in order to gain FDA approval for its diagnostic test kit.

Item 7.

Financial Statements

Information with respect to this item is contained in the Financial Statements appearing as Exhibit 13(a) of this report.  Such information is incorporated herein by reference.

The Company is restating its previously issued financial statements for the years ended December 31, 2001 and 2002 and for the period from February 1, 2000 (inception) through December 31, 2002.  The restatements relate principally to the accounting treatment applied to stock-based compensation.  Charges had not previously been recognized for such stock-based transactions.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On February 2, 2004, the Company was informed that its independent accountant, Rogelio G. Castro, had resigned as the principal accountant to audit the Company's financial statements.  The independent accountant's report on the financial statements for the Company for the past two fiscal years has not contained an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except for the fact that the accountant, in his report for the past two fiscal years, included an opinion that, due to the Company's lack of revenue producing assets and history of losses, there is doubt about the Company's ability to continue as a going concern.

During the two most recent fiscal years and the interim period preceding the resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection its reports.

On March 11, 2004, the Company engaged the firm of Eisner, LLP, 750 Third Avenue, New York, NY, as its new principal independent accountant to audit the Company's financial statements.

Item 8A.

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting.  This evaluation was carried by our sole executive officer Rik Deitsch, who is our Chief Executive Officer and Chief Financial Officer, and a member of our board of directors.  Based upon that evaluation, Mr. Deitsch concluded that our disclosure controls and procedures are effective.  However, Mr. Deitsch did recommend to the board of directors that the Company should seek to hire an experienced Chief Financial Officer, which would improve the review process of our controls and procedures.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information set forth under the caption “Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act” in the 2004 Proxy Statement is incorporated herein by reference.

Item 10.

Executive Compensation

The information set forth under the caption “Executive Compensation” in the 2004 Proxy Statement is incorporated herein by reference.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2004 Proxy Statement is incorporated herein by reference.

Item 12.

Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related Transactions” in the 2004 Proxy Statement is incorporated herein by reference.

Item 13.

Exhibits and Reports on Form 8-K

(a)

The following Financial Statements are filed as part of this report under Item 7.

Report of Independent Auditor

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)

Notes to Consolidated Financial Statements

24

(b)

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

3.1

Certificate of Incorporation dated February 1, 2000.   (i)

3.2

Certificate of Amendment to Articles of Incorporation dated July 5, 2000.   (i)

3.3

Certificate of Amendment to Articles of Incorporation dated October 31, 2001.

3.4

Bylaws of the Company.  (i)

4.1

Form of Stock Certificate   (i)

5.1

Opinion of Kenneth Eade, Attorney at Law on SB-2 Registration   (i)

5.2

Opinion of Kenneth Eade, Attorney at Law on issuance of stock under plan and consent dated December 4, 2003   (vi)

6

Specimen of Stock Certificate   (i)

10.1

Acquisition Agreement between Cyber Vitamin.com and Desert Corporate Services dated November 26, 2001 (ii)

10.2

Share Exchange Agreement between Nutra Pharma Corp. and Nutra Pharma, Inc. dated November 26, 2001 (ii)

10.3

Joint Venture Agreement between Nutra Pharma Corp. and Terra Bio Pharma dated January 29, 2002 (iii)

10.4

Definitive Agreement for Exchange of Common Stock dated August 20, 2002 by and among Nutra Pharma Corp. and Bio Therapeutics, Inc. (iii)

10.5

Closing Agreement for the Exchange of Common Stock dated August 20, 2002 by and between Nutra Pharma Corp. and Bio Therapeutics, Inc. (iv)

10.6

Amendment to Closing Agreement for the Exchange of Common Stock dated September 27, 2002 (v)

10.7

Acquisition Agreement dated September 19, 2003 between Nutra Pharma Corp. and Infectech, Inc. (vi)

10.8

Acquisition Agreement between Nutra Pharma Corp. and Receptopharm, Inc. dated February 20, 2004 (vii)

20.1

Rescission, Settlement and Release Agreement between George Minto and Zirk Engelbrecht (viii)

20.2

Offer to Purchase for Cash up to 2,000,000 shares of Nutra Pharma Corp. for $.80 cash per share (viii)

20.3

License Agreement dated October 3, 2003 between Biotherapeutics, Inc. and Nutra Pharma Corp.

20.4

Addendum to license Agreement dated October 3, 2003 between Biotherapeutics, Inc. and Nutra Pharma Corp.

23.1

Independent Accountants consent to incorporation by reference of Financial Statements on Form S-8

31.1

Certification Pursuant  to 18 U.S.C. Section 1350,  as adopted pursuant to Section 302  of the Sarbanes-Oxley Act of 2002

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(i)

Incorporated by reference to the Company's Registration Statement on Form  SB-2/A  (Registration   No.  33-44398) filed on April 6, 2001 (the "Registration Statement").

(ii)

Incorporated by reference to the Company's Current Report on Form 8K, filed December 26, 2001

(iii)

Incorporated by reference to the Company's Current Report on Form 8K, filed February 28, 2002

(iv)

Incorporated by reference to the Company's Current Report on Form 8K, filed September 9, 2002

(v)

Incorporated by reference to the Company's Current Report on Form 8K, filed October 31, 2002

(vi)

Incorporated by reference to the Company's Current Report on Form 8K, filed October 20, 2003

(vii)

Incorporated by reference to the Company's Current Report on Form 8K, filed March 8, 2004

(viii)

Incorporated by reference to the Company's Current Report on Form 8K, filed November 5, 2002

(c)

Reports on Form 8-K filed during last quarter of the fiscal year:

(i)

On October 20, 2003, we filed Form 8-K pursuant to Item 5 to report the closing of the acquisition of a controlling interest in Infectech, Inc.

(ii)

On December 22, 2003, we filed Form 8-K pursuant to Item 5 to report the appointment of two new Directors, and pursuant to Item 6 to announce the resignation of a Director.

Item 14.

Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees and Services” in the 2004 Proxy Statement is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRA PHARMA CORP.

/s/  Rik Deitsch

Rik Deitsch, Chairman, President

Chief Executive Officer and Chief Financial Officer

Dated:

April 20, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature

Title

Date

/s/  Rik Deitsch

Chairman of the Board, President,

April 20, 2004

      Rik Deitsch

Chief Executive Officer and

Chief Financial Officer

/s/  Michael Flax

Director

April 20, 2004

      Michael Flax

/s/  Soram Singh Khalsa

Director

April 20, 2004

        Soram Singh Khalsa

/s/  Mitchell Felder

Director

April 20, 2004

      Mitchell Felder

/s/  David McClelland

Director

April 20, 2004

     David McClelland

Exhibit 13(a)

NUTRA PHARMA CORP.

 (a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 and 2001

NUTRA PHARMA CORP.

(a development stage company)

Contents

Page

Consolidated Financial Statements

Independent auditors' report

F-3

Balance sheets as of December 31, 2003, 2002 and 2001

F-4

Statements of operations for the years ended December 31, 2003, 2002 and 2001 and for the period from February 1, 2000 (inception) through December 31, 2003

F-5

Statements of changes in stockholders' equity (capital deficit) for the years ended

December 31, 2003, 2002 and 2001 and for the period from February 1, 2000 (inception)

through December 31, 2003

F-6

Statements of cash flows for the years ended December 31, 2003, 2002 and 2001 and for the period from February 1, 2000 (inception) through

 December 31, 2003

F-7

Notes to consolidated financial statements

F-8

NUTRA PHARMA CORP.

(a development stage company)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Nutra Pharma Corp.

We have audited the accompanying consolidated balance sheets of Nutra Pharma Corp. and its subsidiary (the "Company"), a development stage company, as of December 31, 2003, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (capital deficit) and cash flows for each of the years then ended and for the period from February 1, 2000 (inception) through December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Nutra Pharma Corp. and its subsidiary as of December 31, 2003, 2002 and 2001 and the consolidated results of their operations and their consolidated cash flows for each of the years then ended and for the period from February 1, 2000 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has experienced recurring net losses and has a working capital deficiency at December 31, 2003 that raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans with regard to these matters are described in Note A.  The consolidated financial statements do not include any adjustments that might result from outcome of this uncertainty.

Eisner LLP

New York, New York

April 3, 2004

NUTRA PHARMA CORP.

(a development stage company)

Consolidated Balance Sheets

(As Restated, See Note B)

	December 31,
	2001	2002	2003

ASSETS
Current assets:
Cash	$ -	$ -	$ 47,131

Total current assets	-	-	47,131

Patents and other intangibles, net	-	-	4,392,449
License agreement, net	1,831,458	-	-

	$ 1,831,458	$ -	$ 4,439,580

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities:
Accounts payable	$ -	$ -	$ 141,231
Accrued expenses	10,117	-	75,838
Demand loan - stockholder	26,145	$ 862,012	217,678
License fee payable	1,225,200	-	-

Total current liabilities	1,261,462	862,012	434,747

License fee payable	500,000	-	-
Deferred income taxes	-	-	516,980

Total liabilities	1,761,462	862,012	951,727

Commitments and contingencies

Stockholders' equity (capital deficit):
Common stock, $0.001 par value, 2.0 billion shares
authorized, 44,500,000, 32,724,500 and 47,668,877
shares outstanding at December 31, 2001, 2002 and 2003,
respectively	44,500	32,724	47,669
Additional paid-in capital	94,950	665,756	7,739,132
Deficit accumulated during the development stage	(69,454)	(1,560,492)	(4,298,948)

	69,996	(862,012)	3,487,853

	$ 1,831,458	$ -	$ 4,439,580

See notes to financial statements

NUTRA PHARMA CORP.

(a development stage company)

Consolidated Statements of Operations

(As Restated, See Note B)

				For the
				Period From
				February 1,
				2000
				(Inception)
				Through
	Year Ended December 31,			December 31,
	2001	2002	2003	2003

Revenue	$ -	$ -	$ -	$ -

Costs and expenses:
General and administrative	36,462	684,530	1,635,301	2,358,243
Write-off of advances to potential acquiree	-	629,000	-	629,000
Finance costs	-	-	786,000	786,000
Amortization of license agreement	31,042	124,168	-	155,210
Amortization of intangibles	-	-	107,133	107,133
Losses on settlements	-	53,340	252,875	306,215

Total costs and expenses	67,504	1,491,038	2,781,309	4,341,801

Net loss before provision (benefit) for income
taxes	(67,504)	(1,491,038)	(2,781,309)	(4,341,801)
Provision (benefit) for income taxes	-	-	(42,853)	(42,853)

Net loss	$ (67,504)	$ (1,491,038)	$ (2,738,456)	$ (4,298,948)

Loss per common share - basic and diluted	$(0.00)	$(0.04)	$(0.07)

Weighted average common shares
outstanding	40,141,667	38,090,410	38,669,108

See notes to financial statements

NUTRA PHARMA CORP.

(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)

(As Restated, See Note B)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Par Value	Capital	Stage	Total

Common stock issued to founders	39,000,000	$ 39,000	$ (37,050)	$ -	$ 1,950
Net loss	-	-	-	(1,950)	(1,950)

Balance - December 31, 2000	39,000,000	39,000	(37,050)	(1,950)	-
Proceeds from sale of common stock
($.025 per share)	1,000,000	1,000	24,000	-	25,000
Common stock issued in connection
with acquisition ($.025 per share)	4,500,000	4,500	108,000	-	112,500
Net loss	-	-	-	(67,504)	(67,504)

Balance - December 31, 2001	44,500,000	44,500	94,950	(69,454)	69,996
Issuance of common stock in exchange
for services ($.30 to $1.50 per share)	656,000	656	670,874	-	671,530
Return of common stock by
principal stockholder	(10,394,000)	(10,394)	10,394	-	-
Rescission of common stock issued
in acquisition ($.025 per share)	-	-	(112,500)	-	(112,500)
Cancellation of common stock issued
in connection with rescission of
acquisition	(2,037,500)	(2,038)	2,038	-	-
Net loss	-	-	-	(1,491,038)	(1,491,038)

Balance - December 31, 2002	32,724,500	32,724	665,756	(1,560,492)	(862,012)
Issuance of common stock in exchange
for services ($.38 to $.76 per share)	2,196,828	2,197	1,358,070	-	1,360,267
Cancellation of common stock issued
in connection with rescission of
acquisition	(2,055,000)	(2,055)	2,055	-	-
Value of common stock issued by
stockholder to third party in connection
with settlement ($.51 per share)	-	-	229,500	-	229,500
Conversion of stockholder loan into
common stock ($.08 per share)	10,300,000	10,300	1,637,712	-	1,648,012
Issuance of common stock in connection
with acquisition ($.85 per share)	4,502,549	4,503	3,822,664	-	3,827,167
Common stock deemed irretrievable in
connection with rescission of
acquisition ($.11 per share)	-	-	23,375	-	23,375
Net loss	-	-	-	(2,738,456)	(2,738,456)

Balance - December 31, 2003	47,668,877	$ 47,669	$ 7,739,132	$ (4,298,948)	$ 3,487,853

See notes to financial statements

NUTRA PHARMA CORP.

(a development stage company)

Consolidated Statements of Cash Flows

(As Restated, See Note B)

				For the
				Period From
				February 1,
				2000
				(Inception)
				Through
	Year Ended December 31,			December 31,
	2001	2002	2003	2003
Cash flows from operating activities:
Net loss	$ (67,504)	$ (1,491,038)	$ (2,738,456)	$ (4,298,948)
Adjustments to reconcile net loss to net cash used in
operating activities:
Deferred taxes	-	-	(42,853)	(42,853)
Amortization of intangibles	-	-	107,133	107,133
Amortization of license agreement	31,042	124,168	-	155,210
Write-off of advances to potential acquiree	-	629,000	-	629,000
Stock-based compensation	-	671,530	1,360,267	2,033,747
Finance costs in connection with conversion
of stockholder loan into common stock	-	-	786,000	786,000
Expenses paid by stockholder	1,345	23,117	94,678	119,140
Losses on settlements	-	53,340	252,875	306,215
Changes in operating assets and liabilities:
Increase in accounts payable	-	-	25,645	25,645
Increase (decrease) in accrued expenses	10,117	(10,117)	75,838	75,838

Net cash used in operating activities	(25,000)	-	(78,873)	(103,873)

Cash flows from investing activities:
Cash acquired in acquisition of Infectech	-	-	3,004	3,004

Cash flows from financing activities:
Common stock issued for cash	25,000	-	-	25,000
Loan from stockholder	-	-	123,000	123,000

Net cash provided by financing activities	25,000	-	123,000	148,000

Net increase in cash	-	-	47,131	47,131
Cash - beginning of period	-	-	-	-

Cash - end of period	$ -	$ -	$ 47,131	$ 47,131

Non-cash investing and financing activities:
Assumption of obligation under license agreement	$ 1,750,000			$ 1,750,000
Value of shares issued as consideration in acquisition
of Nutra Pharma, Inc.	$ 112,500			$ 112,500
Payments of license fee obligation by stockholder	$ 24,800	$ 183,750		$ 208,550
Conversion of stockholder loan to common stock			$ 862,012	$ 862,012
Expenses paid by stockholder	$ 1,345	$ 23,117	$ 94,678	$ 119,140
Loan advances to Bio Therapeutics, Inc. by stockholder		$ 629,000		$ 629,000
Value of common stock issued as consideration in
acquisition of Infectech, Inc.			$ 3,827,167	$ 3,827,167
Liabilities assumed in acquisition of Infectech, Inc.			$ 115,586	$ 115,586
Cancellation of common stock		$ 12,432	$ 2,055	$ 14,487
Value of common stock issued by stockholder to third
party in connection with settlement			$ 229,500	$ 229,500
Net deferred taxes recorded in connection with
acquisition			$ 559,833	$ 559,833
See Note I with respect to stockholder funding

See notes to financial statements

NUTRA PHARMA CORP.

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

NOTE A - COMPANY FORMATION AND BASIS OF PRESENTATION

Nutra Pharma Corp., a development stage company ("Nutra Pharma" or "the Parent") is a holding company that owns intellectual property and operations in the biotechnology industry.  The Company incorporated under the laws of the state of California on February 1, 2000 under the original name of Exotic-Bird.com.  In October 2001, the Company changed its name to Nutra Pharma Corp.

The consolidated financial statements include Nutra Pharma and Infectech, Inc., a majority-owned subsidiary, acquired on October 31, 2003, (collectively "the Company") since the date of acquisition.  At December 31, 2003, the Company owned approximately 58% of Infectech, Inc.  All intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has experienced recurring net losses and at December 31, 2003, has a working capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern.  Management intends to raise additional equity capital to continue funding its ongoing operations.  If it is not successful in raising additional equity capital, the Company may seek to borrow additional funds from its stockholders.  However, there can be no assurances that the Company will raise additional capital or additional loans from its stockholders on terms acceptable to the Company or at all.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE B - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company is restating its previously issued financial statements for the years ended December 31, 2001 and 2002 and for the period from February 1, 2000 (inception) through December 31, 2002.  The restatements relate principally to the accounting treatment applied to stock-based compensation.  Charges had not previously been recognized for such stock-based transactions.  Set forth below is a comparison of the previously reported and restated consolidated statements of operations and consolidated balance sheets.

					For the Period From
					February 1, 2000
					(inception) Through
					December 31,
	2001		2002		2002
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated

Revenue	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Costs and expenses	184,430	67,504	(89,261)	1,491,038	97,033	(1,560,492)
Net (loss) income	(184,430)	(67,504)	89,261	(1,491,038)	(97,033)	(1,560,492)
(Loss) income per common
share - basic and diluted	0	0	0.01	(0.04)

Current assets	6	0	819,327	0
Total assets	1,633,339	1,831,458	819,327	0
Current liabilities	1,767,683	1,261,462	864,410	862,012
Total liabilities	1,767,683	1,761,462	864,410	862,012
Total stockholders' equity
(capital deficit)	(134,344)	69,996	(45,083)	(862,012)

NOTE C - SIGNIFICANT ACCOUNTING POLICIES

[1]

Use of estimates:

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Such estimates were used in the preliminary allocation of asset valuations in connection with the Infectech, Inc. acquisition.  Actual results could differ from those estimates.

[2]

Income taxes:

The Company accounts for income taxes in accordance with provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities expected to be in effect when these balances reverse.  Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not.  The Company does not file a consolidated federal return with Infectech, Inc., its majority-owned subsidiary.

[3]

Loss per share:

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  The Company has no securities exercisable or convertible into common stock.

[4]

Intangible assets:

Intangible assets, principally patents, are being amortized on a straight-line basis over a period of 7 years.  Amortization for the period amounted to $107,133.  Annual amortization amounts to $642,797.

NOTE D - ACQUISITIONS, JOINT VENTURE AND RESCISSIONS

[1]

(a)

Acquisition of Nutra Pharma, Inc.:

On November 23, 2001, the Company acquired 100% of the issued and outstanding common stock of Nutra Pharma, Inc. ("NPI"), a privately held company, from its sole stockholder, pursuant to an agreement and plan for exchange of common stock.  NPI was formed on May 3, 2001 under the laws of the State of Nevada and at the time of this acquisition, its only asset was an exclusive worldwide license agreement (the "License Agreement") to distribute a medicinal compound.  The principal products that were intended to be developed from this medicinal compound were products designed to treat and heal open wounds and other skin disorders such as acne and psoriasis.  NPI was a development stage company, as it had not realized any revenue from the date of its inception on May 3, 2001 through the date that it was acquired by the Company.

The Company issued 4,500,000 shares of its restricted common stock to NPI's sole stockholder, in exchange for the outstanding common stock of NPI.  At the time of the acquisition, NPI owed $1,750,000 to Terra BioPharma, S.A. ("TBPH"), a Panamanian company, as the licensor under the License Agreement.  The term of the License Agreement was for a period of five (5) years commencing in May 2001.  Payments to TBPH under the License Agreement were to be made in installments through May 2003.

NOTE D - ACQUISITIONS, JOINT VENTURE AND RESCISSIONS  (CONTINUED)

[1]

(a)

Acquisition of Nutra Pharma, Inc.:

This acquisition was accounted for as the purchase of a license.  The Company valued the shares issued in this transaction at $0.025 per share, the price at which the Company sold shares of its common stock in a self-underwritten public offering in May 2001, for a total value of $112,500.  The Company recorded the cost of the license at $1,862,500, which was equal to the $1,750,000 owed to TBPH plus the $112,500 value of the 4,500,000 shares issued.

[1]

(b)

Joint Venture with Terra BioPharma:

On January 30, 2002, the Company entered into a Joint Venture Agreement (the "JV Agreement") with TBPH, whereby it acquired a 50% ownership interest in a newly formed Panamanian company called Terra Nutra, S.A. ("Terra Nutra").  This JV Agreement superseded the License Agreement between TBPH and NPI.  The purpose of the joint venture was to patent the raw material composition, manufacturing process and various uses of the medicinal compound that was the subject of the License Agreement between TBPH and NPI.  Pursuant to the JV Agreement, the parties agreed that the patent for the raw material composition and the patent for the manufacturing process would be owned by TBPH.  Terra Nutra would own all future patents for all subsequent uses and products.

As part of the JV Agreement, the Company agreed to pay $1,740,000 to TBPH to secure the exclusive, worldwide distribution rights to all products derived from the medicinal compound.  This sum was to be paid in monthly installments of varying amounts over a sixteen (16) month period beginning in July 2002.  The Company also agreed to pay all costs associated with purchasing and developing the land that was to be used for growing the raw material that was required to produce the medicinal compound, the costs associated with the construction of a manufacturing plant used to process the raw material and the costs associated with clinical trials and patent applications.  The JV Agreement acknowledged that amounts paid toward these costs would be deducted from the amounts owing under the License Agreement.  The Company also agreed to pay a 3% royalty to TBPH on gross sales from any product ultimately derived from the medicinal compound.

[1]

(c)

Rescission of Acquisition of Nutra Pharma Inc., and Joint Venture with Terra BioPharma:

On May 14, 2002, the Company notified TBPH of its intent to rescind the JV Agreement.  The Company also notified NPI's sole stockholder of its intent to rescind the NPI Agreement to recover the 4,500,000 shares that were issued to NPI's sole stockholder in connection with the November 23, 2001 NPI Agreement.  The Company also notified certain other stockholders holding a portion of the 4,500,000 shares of common stock (the "Individual Stockholders") that had received shares through a transfer from NPI's sole stockholder.  The notifications specified that the Company had rescinded the NPI Agreement and had instructed its transfer agent to place a stop transfer on all stock certificates that represented the 4,500,000 shares issued in connection with the NPI Agreement.

On October 23, 2002, the Company received a total of 2,037,500 shares of its common stock from a group that included NPI's sole stockholder and other Individual Stockholders.  These shares were cancelled and returned to the Company's Treasury.

NOTE D - ACQUISITIONS, JOINT VENTURE AND RESCISSIONS  (CONTINUED)

[1]

(c)

Rescission of Acquisition of Nutra Pharma Inc., and Joint Venture with Terra BioPharma:

(continued)

On December 23, 2002, the Company, and NPI's sole stockholder agreed to rescind the NPI Agreement dated November 23, 2001.  Pursuant to a Rescission, Settlement and Release Agreement,  NPI's sole stockholder agreed to facilitate the return of 2,092,500 of the 4,500,000 shares of common stock that were issued by the Company in connection with the NPI Agreement.  Of the 2,092,500 shares, 2,037,500 were previously returned on October 23, 2002.  As part of this Rescission Agreement, upon the receipt by the Company of the additional 55,000 shares, NPI's sole stockholder would receive 450,000 shares of common stock directly from an existing stockholder who was also an Officer and Director of the Company.

On January 17, 2003, the Company received a total of 55,000 shares of its common stock from three Individual Stockholders. These shares were cancelled and returned to the Company's Treasury.

On February 10, 2003, the Company received 1,000,000 shares of its common stock from an Individual Stockholder.  These shares were cancelled and returned to Treasury.

On June 19, 2003, the Company received 1,000,000 shares of its common stock from an Individual Stockholder.  These shares were cancelled and returned to Treasury.

On January 21, 2004, the Company received 150,000 shares of its common stock from an Individual Stockholder.  These shares were cancelled and returned to Treasury.

On February 23, 2004, the Company received 30,000 shares of its common stock from an Individual Stockholder.  These shares were cancelled and returned to Treasury.

As of March 31, 2004, the Company has an agreement in place to recover an additional 15,000 shares from an Individual Stockholder.  Upon the return of these shares, a total of 4,287,500 of the 4,500,000 shares originally issued to NPI's sole stockholder will have been returned.  The remaining 212,500 shares are deemed by the Company to be irretrievable, and accordingly, the Company has recorded a charge to operations of $23,375 for these shares.

In connection with these transactions, the Company recorded a loss on settlement of $53,340, representing the write-off of the carrying value of the unamortized license agreement of $1,707,290, the cancellation of the remaining obligation to TBPH of $1,541,450 and the reduction to additional paid-in capital for the value of the common shares issued to NPI's sole stockholder of $112,500.  Common shares received subsequent thereto have been cancelled and reflected as a reduction in the par value of common stock and a corresponding increase in additional paid-in capital.  In addition, the 450,000 common shares transferred to NPI's sole stockholder by a stockholder of the Company was valued at market value of $229,500 on the date of transfer and has been recorded as a charge to operations with a corresponding increase to additional paid-in capital.

NOTE D - ACQUISITIONS, JOINT VENTURE AND RESCISSIONS  (CONTINUED)

[1]

Failed Acquisition of Bio Therapeutics, Inc.:

On May 30, 2002, the Company entered into a definitive agreement (the "Share Exchange Agreement") to acquire 100% of the issued and outstanding common stock of Bio Therapeutics, Inc. ("Bio Therapeutics"), a privately held Florida corporation.  Pursuant to this Share Exchange Agreement, the Company was obligated to issue 11,137,139 shares of common stock in exchange for an equal number of shares of Bio Therapeutics, which represented 100% of the issued and outstanding common stock of Bio Therapeutics.  The Share Exchange Agreement also contained a provision that in the event that if the Company's common stock was trading below $2.40 on the closing date, the Company would be obligated to issue additional shares of its common stock to the stockholders of Bio Therapeutics in order to ascribe a final value of $2.40 for each share of Bio Therapeutics stock.  In addition, as part of this Share Exchange Agreement, the Company agreed to loan Bio Therapeutics up to $500,000 for working capital purposes.  The closing of this transaction was contingent upon the Company raising a minimum of $1,500,000 through a private placement of its common stock.  The Share Exchange Agreement also provided that the shares of the Company and the shares Bio Therapeutics that are being exchanged would be held by an escrow agent, who would hold all of the subject shares, and release them to the respective parties, only upon receiving written proof that the Company had successfully raised a minimum of $1,500,000.

On August 12, 2002, the Company entered into a Closing Agreement for the Exchange of Common Stock (the "Closing Agreement"), which amended the Share Exchange Agreement between the parties.  The Closing Agreement stipulated that: (i) the Company had satisfied its obligation to loan up to $500,000 to Bio Therapeutics, and (ii) the closing shall take place in two phases.  In connection with the First Closing, the Company was obligated to issue 11,130,889 shares of its common stock in exchange for an equal amount of Bio Therapeutics common stock, which represented 100% of the issued and outstanding common stock of Bio Therapeutics.  All share certificates to be issued by each party would be issued to a Trustee who would hold the shares until the Final Closing.  The Final Closing was contingent upon the Company raising a minimum of $1,500,000 through a private placement of its common stock.

On September 27, 2002, the parties further amended the Closing Agreement as follows: (i) the number of shares to be issued by the Company in exchange for 100% of the issued and outstanding shares of Bio Therapeutics is now 11,790,889, and (ii) in the event that the Company's common stock was trading below $1.20 on the closing date, the Company would be obligated to issue additional shares of its common stock to the shareholders of Bio Therapeutics in order to ascribe a final value of $1.20 for each share of Bio Therapeutics stock.

As of December 31, 2002, the Company had written off its loan receivable balance of $629,000, due to uncertainty about the extent and timing of collection.

On April 23, 2003, Bio Therapeutics withdrew from and terminated the Share Exchange Agreement due to the fact that the Company had been unsuccessful in raising the minimum amount of $1,500,000 through a private placement of its common stock.  Upon the termination of the Share Exchange Agreement, the Trustee returned certificates representing a total of 9,156,961 shares of the Company's common stock to the Company for cancellation.  The Trustee returned an equal amount of Bio Therapeutics stock to Bio Therapeutics's legal counsel.  The number of shares returned by the Trustee to the Company and Bio Therapeutics in connection with the termination of the Share Exchange Agreement represented 100% of the shares issued by each party.

On May 21, 2003, the Company commenced legal proceedings against Bio Therapeutics in order to collect amounts owing under the loan that the Company made to Bio Therapeutics in connection with the Share Exchange Agreement.

NOTE D - ACQUISITIONS, JOINT VENTURE AND RESCISSIONS  (CONTINUED)

[1]

Failed Acquisition of Bio Therapeutics, Inc.:  (continued)

On November 14, 2003, the Company entered into a final Settlement Agreement (the "Settlement") with Bio Therapeutics.  The Settlement provided for the dismissal of the lawsuit that the Company initiated against Bio Therapeutics.  The Settlement also provided the Company with a non-exclusive license to certain intellectual property of Bio Therapeutics, including patents and patents pending for the development of therapies for Multiple Sclerosis and HIV.  Also as part of the Settlement, the Company agreed to extinguish the entire amount of the loan receivable from Bio Therapeutics.  With respect to the license received in connection with the Settlement, the Company deemed it to have a nominal value as its fair market value was not readily ascertainable.

NOTE E - ACQUISITION OF INFECTECH, INC.

On September 19, 2003, the Company entered into an Acquisition Agreement to acquire up to 100% of the issued and outstanding common stock of Infectech, Inc., a Delaware corporation ("Infectech").  Infectech is a development stage company based in Sharon, Pennsylvania, which is engaged in the development of diagnostic test kits used for the rapid identification of infectious human and animal diseases.  Infectech owns patented technologies, which allow for the rapid detection of disease causing pathogens.  Infectech also owns a patented technology designed for use in the bioremediation of contaminated soil and water.

The Acquisition Agreement provides for the acquisition by the Company of up to 100% of the issued and outstanding common stock of Infectech, through an exchange of one (1) share of the Company's common stock for every two (2) shares of Infectech common stock.  This acquisition takes place in two phases.  In the first phase, which commenced on October 31, 2003, the Company issued 4,502,549 shares of its common stock in exchange for 9,005,098 shares of Infectech common stock owed by the officers, directors and affiliates of Infectech.  This initial exchange resulted in the Company owning 58% of the issued and outstanding stock of Infectech.

The second phase, which the Company believes will commence in 2004, will involve an exchange of common stock with an unlimited number of accredited investors and up to a maximum of 35 unaccredited investors.  The issuance of common shares of the Company in connection with this acquisition will be made pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, and other applicable exemptions from registration, including Regulation D.

The Company has recorded the acquisition of Infectech as the purchase of assets, principally patents and other intangibles.  The value of the Company's common shares issued in connection with this transaction is $3,827,167.  The market value of the Company's common stock was based on the closing price of $0.85 on September 22, 2003, the date the terms of the acquisition were agreed to and announced.

NOTE E - ACQUISITION OF INFECTECH, INC.  (CONTINUED)

The following summarizes the preliminary allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$ 3,004
Patents and other intangible assets	4,499,582
In-process research and development	-

Total assets acquired	4,502,586

Deferred taxes, net	(559,833)
Accounts payable	(115,586)

Value of common stock issued	$ 3,827,167

The estimated value assigned to patents and other intangibles is based on a tentative allocation.

NOTE F - DEMAND LOAN - STOCKHOLDER

Since its inception, the Company has not generated any revenues.  The Company has funded its ongoing operational costs through loans from a stockholder.  This stockholder is a former officer and director of the Company.  The loans are non-interest bearing and are payable on demand.  At December 31, 2003, the Company owed the stockholder $217,678.

On June 9, 2003, the Company settled a stockholder loan payable in the amount of $862,012, by issuing 10,300,000 shares of its restricted common stock.  The conversion price of $0.08 represented a discount of approximately 50% from the fair market value of the common stock as measured by the closing price on the day prior to the conversion.  Accordingly, the Company recorded a charge to operations of $786,000 with a corresponding increase in additional paid-in capital in connection with this transaction.

NOTE G - STOCKHOLDERS' EQUITY

On October 31, 2001, Nutra Pharma amended its articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 2 billion.

On November 7, 2001, Nutra Pharma affected a 20-for-1 forward stock split which increased the total issued and outstanding shares of common stock from 2,000,000 shares to 40,000,000 shares.  All share and per share amounts have been retroactively adjusted for all periods presented to reflect the stock split.

In May 2001, the Company raised $25,000 through the sale of 1,000,000 shares of its common stock at a price of $0.025 per share in a self-underwritten initial public offering.

In November 23, 2001, the Company issued 4,500,000 shares in connection with the acquisition of Nutra Pharma, Inc. (see Note D[1] - Acquisitions, Joint Venture and Rescissions).  The Company valued the 4,500,000 shares issued in this transaction at a price of $0.025 per share, for a total value of $112,500.  The value of $0.025 per share was based on the price at which the Company sold shares of its common stock in an initial public offering in May 2001, the most recent cash transaction of its common stock.

NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)

On April 23, 2002, the Company issued 1,000,000 shares of restricted common stock to a lender as collateral for a loan.  The loan was never funded and the Company placed a stop transfer order on the stock certificate.  The lender is currently in Chapter 11 Bankruptcy and the Company has entered into a "Stipulation for Settlement" with the Trustee, in an effort to recover the shares.  The Company is waiting for the final approval of the Settlement by the Bankruptcy Court.  These shares have not been reflected as issued and outstanding.

On May 23, 2002, a stockholder of the Company returned a total of 10,394,000 shares of common stock to the Company for cancellation.  The Company did not pay any consideration to the stockholder.  Accordingly, the Company adjusted stockholders' equity for the treasury shares with no cost.

In 2002, the Company issued a total of 656,000 shares of restricted common stock to various individuals and companies in exchange for services rendered.  These issuances were made at various times throughout the year.  The Company recorded stock-based compensation expense of $671,530 to reflect the fair market value of the common stock issued.  Fair market value was based on the closing price of the Company's common stock on the date of each grant.

On December 23, 2002, the Company rescinded the NPI Agreement dated November 23, 2001, pursuant to a Rescission, Settlement and Release Agreement.  NPI's sole stockholder agreed to facilitate the return of 2,092,500 of the 4,500,000 shares of common stock to the Company for cancellation.  Subsequently, through March 31, 2004, an additional 2,180,000 shares were returned to the Company by Individual Stockholders that received shares of common stock of the Company directly from NPI's sole stockholder.  As part of this Rescission Agreement, NPI's sole stockholder received 450,000 shares of common stock directly from an existing stockholder who was also an Officer and Director of the Company.  The Company recorded a charge to operations of $229,500 to reflect the value of the settlement for the benefit of the Company.

In 2003, the Company issued a total of 2,196,828 shares of restricted common stock, including 15,000 shares issued pursuant to the Company's Equity Compensation Plan as described in Note H, to various individuals and companies in exchange for services rendered.  These issuances were made at various times throughout the year.  The Company recorded stock-based compensation expense of $1,360,267 to reflect the fair market value of the common stock issued.  Fair market value was based on the closing price of the Company's common stock on the date of each grant.

In 2003, the Company issued a total of 4,502,549 shares of common stock in connection with its acquisition of Infectech, Inc., which was valued at $3,827,167.

NOTE H - EQUITY COMPENSATION PLAN

On December 3, 2003, the Board of Directors of the Company approved the Employee/Consultant Stock Compensation Plan (the "Plan").  The purpose of the Plan is to further the growth of Nutra Pharma by allowing the Company to compensate employees and consultants who have provided bona fide services to the Company, through the award of common stock of the Company.  The maximum number of shares of common stock that may be issued under the Plan is 2,500,000.

NOTE H - EQUITY COMPENSATION PLAN  (CONTINUED)

The Board of Directors is responsible for the administration of the Plan and has full authority to grant awards under the Plan.  Awards may take the form of stock grants, options or warrants to purchase common stock.  The Board of Directors has the authority to determine: (a) the employees and consultants that will receive awards under the Plan, (b) the number of shares, options or warrants to be granted to each employee or consultant, (c) the exercise price, term and vesting periods, if any, in connection with an option grant, and (d) the purchase price and vesting period, if any, in connection with the granting of a warrant to purchase shares of common stock of the Company.

As of December 31, 2003, the Company had issued a total of 15,000 shares under the Plan.  These shares were issued to a consultant for services rendered to the Company during 2003.

NOTE I - INCOME TAXES

At December 31, 2003, the Company has net operating loss carryforwards of approximately $4,300,000, including approximately $3,100,000 of Infectech net operating losses, which expire through 2023.  The ability of Nutra Pharma to utilize its net operating loss carryforwards in future years may be subject to annual limitations in accordance with the provisions of Section 382 of the Internal Revenue Code.  In addition, Infectech's net operating losses will be subject to such limitations.

Deferred tax assets (liabilities) at December 31, 2001, 2002 and 2003 are as follows:

	2001	2002	2003

Net operating losses - Nutra Pharma	$ 27,000	$ 354,000	$ 473,000
Net operating losses - Infectech	-	-	1,240,000
Acquired intangibles	-	-	(1,757,000)

	27,000	354,000	(44,000)
Valuation allowance	(27,000)	(354,000)	(473,000)

Deferred taxes, net	$ -	$ -	$ (517,000)

The differences between the benefit for income taxes and for that which would be obtained by applying the statutory federal income tax rate to loss before income taxes are as follows:

	2001	2002	2003

U.S. federal taxes at statutory rate	$ (23,000)	$ (507,000)	$ (946,000)
State taxes, net of federal effect	(4,000)	(89,000)	(167,000)
Operating losses for which no benefit has been recognized	27,000	327,000	119,000
Stock-based compensation	-	269,000	951,000

	$ -	$ -	$ (43,000)

NOTE J - RELATED PARTY TRANSACTIONS

Since its inception, the Company has not generated any revenue.  The Company has funded its ongoing operational costs through loans from a stockholder.  A significant portion of such costs were paid directly by the stockholder on behalf of the Company.  This stockholder is a former Officer and Director of the Company.  The loans are non-interest bearing and are payable on demand.  At December 31, 2003, the Company owed the stockholder $217,678.

On June 9, 2003, the Company converted a stockholder loan payable in the amount of $862,012, by issuing 10,300,000 shares of its restricted common stock.  The conversion price of $0.08 represented a discount of approximately 50% from the fair market value of the common stock as measured by the closing price on the day prior to the conversion.  Accordingly, the Company recorded financing costs of $786,000 in connection with this transaction.

NOTE K - SUBSEQUENT EVENTS

On December 12, 2003, the Company entered into an acquisition agreement (the "Agreement"), whereby it agreed to acquire a 49.5% interest in ReceptoPharm, Inc. ("ReceptoPharm"), a privately held biopharmaceutical company based in Ft. Lauderdale, Florida.  ReceptoPharm is a development stage company engaged in the research and development of proprietary therapeutic proteins for the treatment of several chronic viral, autoimmune and neuro-degenerative diseases.

The closing of this transaction was subject to the approval of the board of directors of ReceptoPharm, which was obtained on February 20, 2004.  Pursuant to the Agreement, the Company is acquiring 49.5% of the common equity of ReceptoPharm for $2,000,000 in cash.  Management intends to use such funds to further research and development, which could significantly impact future results of operations.

The Company is purchasing its 49.5% ownership interest in a series of installments.  At closing on February 20, 2004, the Company had funded a total of $500,000 of the $2,000,000.  As of March 31, 2004, the Company had funded an aggregate of $800,000.  The $800,000 paid to ReceptoPharm was funded by demand loans from a stockholder of the Company of which the stockholder paid a total of $355,000 directly to ReceptoPharm and loaned $445,000 to the Company, which it in turn advanced to ReceptoPharm.  The Company is required to complete the remaining $1,200,000 funding obligation by October 1, 2004.  The Company is evaluating the conditions of the Agreement to determine whether it will be required to consolidate the accounts of ReceptoPharm.

Subsequent to December 31, 2003 and through March 31, 2004, the Company issued an aggregate of 2,480,000 shares under its Employee/Consultant Stock Compensation Plan to consultants in exchange for services rendered.

In January 2004, the Company issued an aggregate of 852,550 shares of its common stock in connection with its acquisition of Infectech (see Note E – Acquisition of Infectech, Inc.)