Form 10KSB/A
period 2003-12-31
NUTRA PHARMA CORP
filed 2004-05-07
CIK 1119643

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Listed below are the current executive officers and directors of Nutra Pharma Corp.

Name	Age	Position With the Company	Director Since

Rik J. Deitsch	36	Chairman, President, Chief Executive Officer, and Chief Financial Officer	2003
Michael D. Flax, D.D.S.	49	Director	2001
Soram Singh Khalsa, M.D.	54	Director	2002
Mitchell S. Felder, M.D.	50	Director	2003
David C. McClelland, Sr.	51	Director	2003

Rik J. Deitsch has been the President, Chief Executive Officer and a Director of the Company since November 7, 2002.  Mr. Deitsch has been the Chairman of the Board of Directors and Chief Financial Officer of the Company since December 15, 2003.  From February 1998 through November 2002, Mr. Deitsch served as the President of NDA Consulting Inc., a biotechnology research group that provided consulting services to the pharmaceutical industry.  NDA Consulting specialized in the research of peptides derived from Cone Snail venom, Cobra venom and Gila Monster venom.  Mr. Deitsch holds both a B.S. in Chemistry and an M.S. in Biochemistry from Florida Atlantic University and has conducted research for the Duke University Medical School Comprehensive Cancer Center.  Mr. Deitsch is an adjunct professor and teaches several courses for Florida Atlantic University's College of Business and Continuing Education Department.

Michael D. Flax, D.D.S., has been a Director of the Company since November 26, 2001.  Dr. Flax was President and Chief Executive Officer of the Company from November 26, 2001 until November 7, 2002.  From 1986 to the present, he has been self employed in the practice of Endodontics in Coral Springs, Florida.  Dr. Flax is a Diplomat of the American Board of Endodontics, a member of the American Association of Endodontists, and a Fellow of the American College of Dentists.  Dr. Flax is an Associate Professor, Graduate Endodontics Department at Nova Southeastern University School of Dental Medicine.  He holds a certificate in Endodontics from the University of Pennsylvania, School of Dental Medicine, 1986, a D.D.S. from Georgetown University Dental School, 1981, an M.S. in chemistry from St. John's University, 1977, and a B.A. major in chemistry, minor in engineering from Miami University in Oxford, Ohio.

Soram Singh Khalsa, M.D., has been a Director of the Company since February 6, 2002.  Dr. Khalsa has been employed since 1977 in the practice of Internal Medicine and Functional Medicine and is the current Medical Director of the Khalsa Medical Clinic in Beverly Hills, California, and he is currently on the medical staff of Cedars Sinai Hospital.  From 2000 to the present, Dr. Khalsa has served as a Member of the Medical Advisory Board, Great Smokies Diagnostic Laboratory, Asheville, North Carolina.  From 1998 to the present, Dr. Khalsa has served as the Medical Director of East-West Medical Research Institute.  Dr. Khalsa is a Graduate, cum laude, of Yale College, 1970; a Graduate of the American Institute of Homeopathy, 1973; holds a certificate in the Post Graduate Training Program, Millersville, Pennsylvania, 1973; and is a Graduate of the Case Western Reserve University School of Medicine, 1974.

Mitchell S. Felder, M.D., has been a Director of the Company since December 15, 2003.  Dr. Felder is one of the founders of the Company’s subsidiary Infectech, Inc., and has served as a Director and Chief Executive Officer of Infectech since its inception in 1989.  Dr. Felder received his M.D. degree from the University of Rome, Italy in 1983 and received a B.A. in Sociology from the University of Pennsylvania in 1975.  Dr Felder is an attending neurologist at UPMC's hospital system in Greenville, Pennsylvania.  Dr. Felder is board certified in neurology, and is a member of the American Academy of Neurology.  He is the co-author of 15 of the Infectech, Inc. patents.

David C. McClelland has been a Director of the Company since December 15, 2003.  Mr. McClelland has served as a Director and President of Infectech since July 2003.  Mr. McClelland has over 15 years experience in technology and business development with Ben Franklin Technology Partners.  He holds a Bachelor's Degree in Mechanical Engineering of Technology from Gannon University, Erie, Pennsylvania and several degree credits from Penn State University in business, plastics and engineering.

Section 16(a) Compliance of Officers and Directors

Based upon our review of Forms 3, 4, and 5 furnished to us during the last fiscal year, all of our officers, directors and persons holding more than ten percent of our equity securities have filed the reports required of them to be filed pursuant to Section 16(a) of the Exchange Act, except that Dr. Michael Flax filed late, one Form 4 and his Form 5 for the fiscal year ended December 31, 2003.  Dr. Soram Khalsa filed late, his Form 5 for the fiscal year ended December 31, 2003.  Rik Deitsch, David McClelland and Dr. Mitchell Felder each filed late, their reports on Form 3 and Form 5 for the fiscal year ended December 31, 2003.

Code of Ethics

The Company has a code of ethics that applies to all of the Company’s employees including its principal executive officer, principal financial officer and principal accounting officer.  A copy of this code is filed as an exhibit to this annual report on Form 10-KSB and is also available on the Company’s website at www.nutrapharma.com.  The Company will provide to any person without charge, a copy of our code of ethics upon the receipt of a written request sent to the Company’s headquarters at 1829 Corporate Drive, Boynton Beach, Florida, 33426.  The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

Item 10.

Executive Compensation

The following table summarizes compensation information for the last three fiscal years for (i) the Company’s Chief Executive Officer and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers of the Company at the end of the fiscal year (collectively, the “Named Executive Officers”)

SUMMARY COMPENSATION TABLE

			Annual Compensation		Long Term Compensation
Name and Principal Position		Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)(1)	Securities Underlying Options (#)
Rik J. Deitsch…………………….		2003	29,500	___	275,000	___
President, Chief Executive Officer		2002	___	___	___	___
and Chief Financial Officer		2001	___	___	___	___

Zirk Engelbrecht………	(2)	2003	___	___	___	___
Chief Financial Officer and Secretary		2002	___	___	___	___
		2001	___	___	___	___

(1)  At the end of the last fiscal year, Mr. Deitsch held 1.0 million shares of restricted stock valued at $530,000 based on the closing price of the Company’s common stock on December 31, 2003.

(2)  Mr. Engelbrecht resigned as Chief Financial Officer and Secretary of the Company on December 15, 2003.

Stock Option Grants in Last Fiscal Year

There were no options granted to the Named Executive Officers during fiscal year 2003.  Since its inception, the Company has not granted any stock options.

Compensation of Directors

On November 17, 2003, the Company issued 500,000 shares of restricted common stock to Mitchell S. Felder and 500,000 shares of restricted common stock to David C. McClelland in exchange for services to be rendered in their capacities as Directors.  No other Director of the Company received compensation for their service to the Company as a Director during the last fiscal year.

There are no standard arrangements pursuant to which directors are compensated for services provided to the Company.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 31, 2004 (the “Table Date”) with respect to the beneficial ownership of the Company's common stock by (i) each person the Company believes beneficially holds more than 5% of the outstanding shares of common stock; (ii) each director; (iii) each Named Executive Officer listed in the Summary Compensation Table under the heading “Executive Compensation;” and (iv) all directors and executive officers as a group. On the Table Date, 50,701,724 shares of common stock were issued and outstanding.  Unless otherwise indicated, all persons named as beneficial owners of common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.

Security Ownership of Certain Beneficial Owners and Management

	Shares of	Percent of
	Common Stock	Common Stock
Name and Address of Beneficial Owner	Beneficially Owned	Outstanding

Rik J. Deitsch 1829 Corporate Drive Boynton Beach, Florida 33426	1,000,000	2.0%

Dr. Michael D. Flax 2499 Banyan Road Boca Raton, Florida 33432	3,205,200	6.3%

Dr. Soram Khalsa 436 North Bedford Drive Beverly Hills, California 90210	1,500,000	3.0%

Dr. Mitchell S. Felder (1) 87 Stambaugh Avenue, Suite 2 Sharon, Pennsylvania 16146	3,012,252	5.9%

David C. McClelland (2) 87 Stambaugh Avenue, Suite 2 Sharon, Pennsylvania 16146	961,734	1.9%

Opus International, LLC (3) 12753 Mulholland Drive Beverly Hills, California 90210	11,692,556	23.1%

All executive officers and directors as a group (5) persons	9,679,186	19.1%

_____________________

(1)  Includes 452,400 shares owned by Dr. Felder’s spouse and 75,000 shares owned by a family partnership.

(2)  Includes 456,734 shares owned by Mr. McClelland’s son.

(3)  Opus International, LLC is owned by Marcy Engelbrecht, the spouse of the former Chief Financial Officer of the Company.

Item 12.

Certain Relationships and Related Transactions

On January 30, 2003, we issued 500,000 shares of common stock to Rik Deitsch, our President and Chief Executive Officer, in exchange for services rendered.

On June 9, 2003, we issued 10,300,000 shares of Common Stock to Opus International, LLC to discharge $862,012 in debt owed to Zirk Engelbrecht, our former Chairman and Chief Financial Officer.  Opus International, LLC is owned by Marcy Engelbrecht, the spouse of Zirk Engelbrecht and Mr. Engelbrecht disclaims any beneficial ownership of the shares of common stock that are owned by Opus International, LLC.

On June 24, 2003, a stockholder of the Company transferred 500,000 shares of his common stock to Rik Deitsch, our President and Chief Executive Officer.  The shares were valued at $75,000, the fair market value on the date of the transfer.

From October 30, 2003 through December 8, 2003, we issued Director Mitchell S. Felder 1,984,852 shares of Nutra Pharma common stock, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for 3,969,703 shares of Infectech, Inc. owned by Dr. Felder, in connection with the Company’s acquisition of Infectech, Inc.

On October 30, 2003, we issued Susan Felder, the spouse of Director Mitchell S. Felder, 452,400 shares of Nutra Pharma common stock, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for 904,800 shares of Infectech, Inc. owned by Mrs. Felder, in connection with the Company’s acquisition of Infectech, Inc.

On October 30, 2003, we issued to the Felder Family Partnership, Ltd., an entity beneficially owned by Director Mitchell S. Felder, 75,000 shares of Nutra Pharma common stock, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for 150,000 shares of Infectech, Inc. owned by the Felder Family Partnership, Ltd., in connection with the Company’s acquisition of Infectech, Inc.

From October 30, 2003 through December 8, 2003, we issued Director David C. McClelland, Sr., 456,734 shares of Nutra Pharma common stock, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for 913,468 shares of Infectech, Inc. owned by Mr. McClelland, in connection with the Company’s acquisition of Infectech, Inc.

On November 17, 2003, we issued Mitchell S. Felder 500,000 shares of Nutra Pharma common stock, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for services to be rendered in his capacity as a Director.

On November 17, 2003, we issued David C. McClelland, Sr., 500,000 shares of Nutra Pharma common stock, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for services to be rendered in his capacity as a Director.

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

14.1

Code of Ethics of the Company

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

20.3

License Agreement dated October 3, 2003 between Biotherapeutics, Inc. and Nutra Pharma Corp.

20.4

Addendum to license Agreement dated October 3, 2003 between Biotherapeutics, Inc. and Nutra Pharma Corp.

23.1

Independent Accountants Consent

31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant  to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(i)

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

Item 14.

Principal Accountant Fees and Services

AUDIT FEES

On March 11, 2004, we engaged the firm of Eisner, LLP, as our new principal independent accountant to audit our financial statements.  Eisner billed us $75,000 for the audit of our financial statements for the period from the Company’s inception on February 1, 2000 through December 31, 2003.  Eisner did not perform any quarterly reviews of our financial statements in the fiscal year ended December 31, 2003 as they were not our principal independent accountant at the time.

Our previous principal independent accountant Rogelio Castro, CPA resigned on February 2, 2004.  Mr. Castro audited our financial statements for the fiscal year ended December 31, 2002 and we paid Mr. Castro $15,000.  Mr. Castro did not perform quarterly reviews of our financial statements during the fiscal years ended December 31, 2002 and 2003.

TAX FEES

We did not pay Eisner or Mr. Castro any tax related fees during fiscal 2002 and 2003.

ALL OTHER FEES

We did not pay Eisner or Mr. Castro any other fees during fiscal 2002 and 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRA PHARMA CORP.

/s/  Rik J. Deitsch

Rik J. Deitsch, Chairman, President

Chief Executive Officer and Chief Financial Officer

Dated:

May 7, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature

Title

Date

/s/  Rik J.Deitsch

Chairman of the Board, President,

May 7, 2004

      Rik J. Deitsch

Chief Executive Officer and

Chief Financial Officer

/s/  Michael D. Flax

Director

May 7, 2004

      Michael D. Flax

/s/  Soram Singh Khalsa

Director

May 7, 2004

        Soram Singh Khalsa

/s/  Mitchell S. Felder

Director

May 7, 2004

      Mitchell S. Felder

/s/  David C. McClelland

Director

May 7, 2004

      David C. McClelland

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

(As Restated, See Notes B and G)

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
respectively	44,500	32,724	47,669
Additional paid-in capital	94,950	665,756	7,814,132
Deficit accumulated during the development stage	(69,454)	(1,560,492)	(4,373,948)

	69,996	(862,012)	3,487,853

	$ 1,831,458	$ -	$ 4,439,580

See notes to financial statements

NUTRA PHARMA CORP.

(a development stage company)

Consolidated Statements of Operations

(As Restated, See Notes B and G)

				For the
				Period From
				February 1,
				2000
				(Inception)
				Through
	Year Ended December 31,			December 31,
	2001	2002	2003	2003

Revenue	$ -	$ -	$ -	$ -

Costs and expenses:
General and administrative	36,462	684,530	1,710,301	2,433,243
Write-off of advances to potential acquiree	-	629,000	-	629,000
Finance costs	-	-	786,000	786,000
Amortization of license agreement	31,042	124,168	-	155,210
Amortization of intangibles	-	-	107,133	107,133
Losses on settlements	-	53,340	252,875	306,215

Total costs and expenses	67,504	1,491,038	2,856,309	4,416,801

Net loss before provision (benefit) for
income taxes	(67,504)	(1,491,038)	(2,856,309)	(4,416,801)
Provision (benefit) for income taxes	-	-	(42,853)	(42,853)

Net loss	$ (67,504)	$ (1,491,038)	$ (2,813,456)	$ (4,373,948)

Loss per common share - basic and diluted	$(0.00)	$(0.04)	$(0.07)

Weighted average common shares
outstanding	40,141,667	38,090,410	38,669,108

See notes to financial statements

NUTRA PHARMA CORP.

(a development stage company)

Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)

(As Restated, See Notes B and G)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Par Value	Capital	Stage	Total

Common stock issued to founders	39,000,000	$ 39,000	$ (37,050)	$ -	$ 1,950
Net loss	-	-	-	(1,950)	(1,950)

Balance - December 31, 2000	39,000,000	39,000	(37,050)	(1,950)	-
Proceeds from sale of common stock
($.025 per share)	1,000,000	1,000	24,000	-	25,000
Common stock issued in connection
with acquisition ($.025 per share)	4,500,000	4,500	108,000	-	112,500
Net loss	-	-	-	(67,504)	(67,504)

Balance - December 31, 2001	44,500,000	44,500	94,950	(69,454)	69,996
Issuance of common stock in exchange
for services ($.30 to $1.50 per share)	656,000	656	670,874	-	671,530
Return of common stock by
principal stockholder	(10,394,000)	(10,394)	10,394	-	-
Rescission of common stock issued
in acquisition ($.025 per share)	-	-	(112,500)	-	(112,500)
Cancellation of common stock issued
in connection with rescission of
acquisition	(2,037,500)	(2,038)	2,038	-	-
Net loss	-	-	-	(1,491,038)	(1,491,038)

Balance - December 31, 2002	32,724,500	32,724	665,756	(1,560,492)	(862,012)
Issuance of common stock in exchange
for services ($.38 to $.76 per share)	2,196,828	2,197	1,358,070	-	1,360,267
Cancellation of common stock issued
in connection with rescission of
acquisition	(2,055,000)	(2,055)	2,055	-	-
Value of common stock issued by
stockholder to third party in connection
with settlement ($.51 per share)	-	-	229,500	-	229,500
Conversion of stockholder loan into
common stock ($.08 per share)	10,300,000	10,300	1,637,712	-	1,648,012
Value of common stock issued by
stockholder to employee for
services rendered ($.15 per share)			75,000		75,000
Issuance of common stock in connection
with acquisition ($.85 per share)	4,502,549	4,503	3,822,664	-	3,827,167
Common stock deemed irretrievable in
connection with rescission of
acquisition ($.11 per share)	-	-	23,375	-	23,375
Net loss	-	-	-	(2,813,456)	(2,813,456)

Balance - December 31, 2003	47,668,877	$ 47,669	$ 7,814,132	$ (4,373,948)	$ 3,487,853

See notes to financial statements

NUTRA PHARMA CORP.

(a development stage company)

Consolidated Statements of Cash Flows

(As Restated, See Notes B and G)

				For the
				Period From
				February 1,
				2000
				(Inception)
				Through
	Year Ended December 31,			December 31,
	2001	2002	2003	2003
Cash flows from operating activities:
Net loss	$ (67,504)	$ (1,491,038)	$ (2,813,456)	$ (4,373,948)
Adjustments to reconcile net loss to net cash used in
operating activities:
Deferred taxes	-	-	(42,853)	(42,853)
Amortization of intangibles	-	-	107,133	107,133
Amortization of license agreement	31,042	124,168	-	155,210
Write-off of advances to potential acquiree	-	629,000	-	629,000
Stock-based compensation	-	671,530	1,435,267	2,108,747
Finance costs in connection with conversion
of stockholder loan into common stock	-	-	786,000	786,000
Expenses paid by stockholder	1,345	23,117	94,678	119,140
Losses on settlements	-	53,340	252,875	306,215
Changes in operating assets and liabilities:
Increase in accounts payable	-	-	25,645	25,645
Increase (decrease) in accrued expenses	10,117	(10,117)	75,838	75,838

Net cash used in operating activities	(25,000)	-	(78,873)	(103,873)

Cash flows from investing activities:
Cash acquired in acquisition of Infectech	-	-	3,004	3,004

Cash flows from financing activities:
Common stock issued for cash	25,000	-	-	25,000
Loan from stockholder	-	-	123,000	123,000

Net cash provided by financing activities	25,000	-	123,000	148,000

Net increase in cash	-	-	47,131	47,131
Cash - beginning of period	-	-	-	-

Cash - end of period	$ -	$ -	$ 47,131	$ 47,131

Non-cash investing and financing activities:
Assumption of obligation under license agreement	$ 1,750,000			$ 1,750,000
Value of shares issued as consideration in acquisition
of Nutra Pharma, Inc.	$ 112,500			$ 112,500
Payments of license fee obligation by stockholder	$ 24,800	$ 183,750		$ 208,550
Conversion of stockholder loan to common stock			$ 862,012	$ 862,012
Expenses paid by stockholder	$ 1,345	$ 23,117	$ 94,678	$ 119,140
Loan advances to Bio Therapeutics, Inc. by stockholder		$ 629,000		$ 629,000
Value of common stock issued as consideration in
acquisition of Infectech, Inc.			$ 3,827,167	$ 3,827,167
Liabilities assumed in acquisition of Infectech, Inc.			$ 115,586	$ 115,586
Cancellation of common stock		$ 12,432	$ 2,055	$ 14,487
Value of common stock issued by stockholder to third
party in connection with settlement			$ 229,500	$ 229,500
Value of common stock issued by stockholder to employee
for services rendered			$ 75,000	$ 75,000
Net deferred taxes recorded in connection with
acquisition			$ 559,833	$ 559,833
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

In December 2003, two of the former principal stockholders of Infectech became directors of the Company.

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

In June 2003, a stockholder of the Company transferred 500,000 shares of his common stock to the Company’s President/Chief Executive Officer.  Such shares were valued at $75,000, the fair market value on the date of the transfer, and the accompanying financial statements have been revised to reflect a charge to operations as compensation with a corresponding increase in additional paid-in-capital.

In 2003, the Company issued a total of 2,196,828 shares of restricted common stock, including 15,000 shares issued pursuant to the Company's Equity Compensation Plan as described in Note H, to various individuals and companies in exchange for services rendered.  Of this total, 1,500,000 shares were issued to officers and directors of the Company.  These issuances were made at various times throughout the year.  The Company recorded stock-based compensation expense of $1,360,267 to reflect the fair market value of the common stock issued.  Fair market value was based on the closing price of the Company's common stock on the date of each grant.

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

The differences between the benefit for income taxes and for that which would be obtained by applying the statutory federal income tax rate to loss before income taxes are as follows:

	2001	2002	2003

U.S. federal taxes at statutory rate	$ (23,000)	$ (507,000)	$ (971,000)
State taxes, net of federal effect	(4,000)	(89,000)	(171,000)
Operating losses for which no benefit has been recognized	27,000	327,000	119,000
Stock-based compensation	-	269,000	980,000

	$ -	$ -	$ (43,000)

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

See Notes F and G for additional related party transactions.

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