Form 10QSB
period 2004-03-31
NUTRA PHARMA CORP
filed 2004-05-26
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

              (Zip Code)

Registrant’s telephone number: (954) 509-0911

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

PART I      FINANCIAL INFORMATION

NUTRA PHARMA CORP.

(A Development Stage Company)

Condensed Consolidated Balance Sheets - Unaudited

	March 31,
	2003	2004

	As Restated
	(See Note B)
ASSETS
Current assets:
Cash	$ -	$ 265,327

Total current assets	-	265,327

Patents and other intangibles, net	-	5,405,377
Other assets	-	32,290

	$ -	$ 5,702,994

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities:
Accounts payable	$ -	$ 196,874
Accrued expenses	-	212,968
Demand loan - stockholder	881,625	1,154,174

Total current liabilities	881,625	1,564,016

Deferred income taxes	-	922,152

Total liabilities	881,625	2,486,168

Commitments and contingencies

Stockholders' equity (capital deficit):
Common stock, $0.001 par value, 2.0 billion shares
authorized, 32,272,000 and 50,701,427
shares outstanding at March 31, 2003 and 2004 respectively	32,273	50,702
Additional paid-in capital	1,135,158	10,127,966
Deficit accumulated during the development stage	(2,049,056)	(6,961,842)

	(881,625)	3,216,826

	$ -	$ 5,702,994

See notes to financial statements

NUTRA PHARMA CORP.

(A Development Stage Company)

Condensed Consolidated Statements of Operations - Unaudited

			For the
			Period From
			February 1,
			2000
			(Inception)
			Through
	Quarter Ended March 31,		March 31,
	2003	2004	2004

	As Restated (See Note B)

Revenue	$ -	$ -	$ -

Costs and expenses:
General and administrative	259,063	1,732,488	4,165,731
Research and development	-	738,495	738,495
Write-off of advances to potential acquiree	-	-	629,000
Finance costs	-	-	786,000
Amortization of license agreement	-	-	155,210
Amortization of intangibles	-	194,851	301,984
Losses on settlements	229,500	-	306,215

Total costs and expenses	488,563	2,665,834	7,082,635

Net loss before provision (benefit) for
income taxes	-	(2,665,834)	(7,082,635)
Provision (benefit) for income taxes	-	(77,940)	(120,793)

Net loss	$ (488,563)	$ (2,587,894)	$ (6,961,842)

Loss per common share - basic and diluted	$ (0.02)	$ (0.05)

Weighted average common shares
outstanding	32,534,222	49,696,721

See notes to financial statements

NUTRA PHARMA CORP.

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) - Unaudited

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Par Value	Capital	Stage	Total

Balance - December 31, 2003	47,668,877	47,669	7,814,132	(4,373,948)	3,487,853
Issuance of common stock in exchange
for services ($.59 to $.66 per share)	2,480,000	2,480	1,589,720	-	1,592,200
Cancellation of common stock issued
in connection with rescission of
acquisition	(180,000)	(180)	180	-	-
Cancellation of common stock issued
in connection with settlement with
third parties	(120,000)	(120)	120	-	-
Issuance of common stock in connection
with acquisition ($.85 per share)	852,550	853	723,814	-	724,667
Net loss	-	-	-	(2,587,894)	(2,587,894)

Balance - March 31, 2004	50,701,427	$ 50,702	$ 10,127,966	$ (6,961,842)	$ 3,216,826

See notes to financial statements

NUTRA PHARMA CORP.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows - Unaudited

			For the
			Period From
			February 1,
			2000
			(Inception)
			Through
	Quarter Ended March 31,		March 31,
	2003	2004	2004
Cash flows from operating activities:
Net loss	$ (488,563)	$ (2,587,894)	$ (6,961,842)
Adjustments to reconcile net loss to net cash used in
operating activities:
Deferred taxes	-	(77,940)	(120,793)
Amortization of intangibles	-	194,851	301,984
Amortization of license agreement	-	-	155,210
Write-off of advances to potential acquiree	-	-	629,000
Stock-based compensation	239,450	1,592,200	3,700,947
Finance costs in connection with conversion
of stockholder loan into common stock	-	-	786,000
Expenses paid by stockholder	19,613	355,000	474,140
Losses on settlements	229,500	-	306,215
Changes in operating assets and liabilities:
(Increase) decrease in other assets	-	(32,290)	(32,290)
Increase (decrease) in accounts payable	-	55,643	81,288
Increase (decrease) in accrued expenses	-	137,130	212,968
Net cash used in operating activities	-	(363,300)	(467,173)

Cash flows from investing activities:
Cash acquired in acquisition of Infectech	-	-	3,004
Net cash provided by investing activities	-	-	3,004

Cash flows from financing activities:
Common stock issued for cash	-	-	25,000
Loan from stockholder	-	581,496	704,496
Net cash provided by financing activities	-	581,496	729,496

Net increase in cash	-	218,196	265,327
Cash - beginning of period	-	47,131	-
Cash - end of period	$ -	$ 265,327	$ 265,327

Non-cash investing and financing activities:
Assumption of obligation under license agreement			$ 1,750,000
Value of shares issued as consideration in acquisition
of Nutra Pharma, Inc.			$ 112,500
Payments of license fee obligation by stockholder			$ 208,550
Conversion of stockholder loan to common stock			$ 862,012
Expenses paid by stockholder	$ 19,613	$ 355,000	$ 474,140
Loan advances to Bio Therapeutics, Inc. by stockholder			$ 629,000
Value of common stock issued as consideration in
acquisition of Infectech, Inc.		$ 724,667	$ 4,551,834
Liabilities assumed in acquisition of Infectech, Inc.			$ 115,586
Cancellation of common stock	$ 1,055	$ 180	$ 14,667
Value of common stock issued by stockholder to third
party in connection with settlement	$ 229,500		$ 229,500
Value of common stock issued by stockholder to employee
for services rendered			$ 75,000
Net deferred taxes recorded in connection with
acquisition		$ 483,112	$ 1,042,945
See Note F with respect to stockholder funding

See notes to financial statements

NUTRA PHARMA CORP.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

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

The unaudited consolidated financial statements include the accounts Nutra Pharma and its subsidiaries Infectech, Inc., and ReceptoPharm, Inc. (collectively "the Company").  At March 31, 2004, the Company owned approximately 69% of Infectech, Inc. (see Note D) and 29% of ReceptoPharm, Inc. (see Note E).  All intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has experienced recurring net losses and at March 31, 2004, has a working capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern.  Management intends to raise additional equity capital to continue funding its ongoing operations.  If it is not successful in raising additional equity capital, the Company may seek to borrow additional funds from its stockholders.  However, there can be no assurances that the Company will raise additional capital or additional loans from its stockholders on terms acceptable to the Company or at all.  The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE B - RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED FINANCIAL STATEMENTS

The Company is restating its previously issued condensed financial statements for the three months ended March 31, 2003 and for the period from February 1, 2000 (inception) through March 31, 2003.  This restatement relates principally to the accounting treatment applied to stock-based compensation as charges had not previously been recognized for such stock-based transactions.

Set forth below is a comparison of the previously reported and restated condensed statements of operations and condensed balance sheets.

			For the Period From
			February 1, 2000
	Quarter Ended		(inception) Through
	March 31, 2003		March 31, 2003
	Previously		Previously
	Reported	Restated	Reported	Restated

Revenue	$ 0	$ 0	$ 0	$ 0
Costs and expenses	0	488,563	97,033	(2,049,055)
Net (loss) income	0	(488,563)	(97,033)	(2,049,055)
(Loss) income per common
share - basic and diluted	0	(0.02)

Current assets	872,327	0
Total assets	872,327	0
Current liabilities	917,410	881,625
Total liabilities	917,410	881,625
Total stockholders' equity
(capital deficit)	(45,083)	(881,625)

NUTRA PHARMA CORP.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

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

[4]

Intangible assets:

Intangible assets, principally patents, are being amortized on a straight-line basis over a period of 7 years.  Amortization for the three months ended March 31, 2004 amounted to $194,851.  Annual amortization amounts to approximately $821,000.

NOTE D - ACQUISITION OF INFECTECH, INC.

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

The Acquisition Agreement provides for the acquisition by the Company of up to 100% of the issued and outstanding common stock of Infectech, through an exchange of one (1) share of the Company's common stock for every two (2) shares of Infectech common stock.  On October 31, 2003, the Company issued 4,502,549 shares of its common stock in exchange for 9,005,098 shares of Infectech common stock owed by the officers, directors and affiliates of Infectech.  This initial exchange resulted in the Company owning 58% of the issued and outstanding stock of Infectech.  In January 2004, the Company issued an additional 852,550 shares of its common stock in exchange for 1,705,100 shares of Infectech common stock which increased the Company’s ownership of Infectech from 58% to 69%.

The Company has recorded the acquisition of Infectech as the purchase of assets, principally patents and other intangibles.  The value of the Company's common shares issued in connection with this transaction is $4,551,834.  The market value of the Company's common stock was based on the closing price of $0.85 on September 22, 2003, the date the terms of the acquisition were agreed to and announced.

In December 2003, two of the former principal stockholders of Infectech became directors of the Company.

NUTRA PHARMA CORP.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

NOTE E - ACQUISITION OF RECEPTOPHARM, INC.

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

The Company is purchasing its 49.5% ownership interest in a series of installments.  At closing on February 20, 2004, the Company had funded a total of $500,000 of the $2,000,000.  As of March 31, 2004, the Company had funded an aggregate of $800,000.  The $800,000 paid to ReceptoPharm was funded by demand loans from a stockholder of the Company of which the stockholder paid a total of $355,000 directly to ReceptoPharm and loaned $445,000 to the Company, which it in turn advanced to ReceptoPharm.  The Company is required to complete the remaining $1,200,000 funding obligation by October 1, 2004.  At March 31, 2004, the Company owns approximately 29% of the issued and outstanding common stock of ReceptoPharm.

Subsequent to March 31, 2004, the Company funded an additional $100,000 to ReceptoPharm which increased the Company’s ownership percentage to approximately 31%.

For accounting purposes, the Company is treating its capital investment in ReceptoPharm as a vehicle for research and development.  Because the Company is solely providing financial support to further the research and development of ReceptoPharm’s potential drug candidates, such amounts are being charged to expense as incurred by ReceptoPharm since ReceptoPharm presently has no ability to fund these activities.  In these circumstances, ReceptoPharm is considered a variable interest entity and has been consolidated.  During the quarter ended March 31, 2004, the Company recognized research and development expenses of $738,495 in connection with its investment and ReceptoPharm’s underlying activities.

NOTE F - DEMAND LOAN - STOCKHOLDER

Since its inception, the Company has not generated any revenues.  The Company has funded its ongoing operational costs through loans from a stockholder.  This stockholder is a former officer and director of the Company.  The loans are non-interest bearing and are payable on demand.  At March 31, 2004, the Company owed the stockholder $1,154,174.

NOTE G - STOCKHOLDERS’ EQUITY

In the fourth quarter of 2003, the Company issued a total of 4,502,549 shares of common stock in connection with its acquisition of Infectech, Inc., which was valued at $3,827,167.  The Company issued an additional 852,550 shares in January 2004, which was valued at $724,667.

In January 2004, the Company issued 2,480,000 of common stock to various consultants in exchange for services rendered.  These issuances were made pursuant to the Company’s Employee/Consultant Stock Compensation Plan.   The Company recorded stock-based compensation expense of $1,592,200 to reflect the fair market value of the common stock issued.  Fair market value was based on the closing price of the Company's common stock on the date of each grant.

During the quarter ended March 31, 2004, the Company received and cancelled 180,000 shares of common stock in connection with the rescission of the NPI Agreement.  The Company also received and cancelled an aggregate of 120,000 shares of its common stock in connection with settlements made between the Company and two third parties.

NUTRA PHARMA CORP.

(A Development Stage Company)

Forward-Looking Statements

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.  This Quarterly Report on Form 10-QSB, including "Plan of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Nutra Pharma Corp. and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements.

Actual events or results may differ materially from those projected in the forward-looking statements as a result of a number of factors including those identified herein and in the Company's Annual report on Form 10-KSB/A and other periodic reports and filings with the Securities and Exchange Commission.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning developments or performance; any statements regarding future economic conditions; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.

Item 2.

Plan of Operation

Since its inception, the Company has not generated any revenues and has experienced recurring losses.  The Company has a working capital deficiency of $1,298,689 at March 31, 2004 and it continues to rely on loans from a stockholder to fund its ongoing cost of operations.  The Company has also relied on loans from a stockholder to fund the cost of its acquisition of its 49.5% interest in ReceptoPharm.  The Company is obligated to pay an additional $1,100,000 to ReceptoPharm by October 1, 2004 to complete this acquisition.  There can be no assurances that the Company will be able to raise the necessary funds to finance its ongoing cost of operations and to complete its acquisition of ReceptoPharm through additional loans from its stockholders.

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

During the next twelve months, the Company’s plan is to finance the continued research and product development activities of its two subsidiaries Infectech and ReceptoPharm.  The Company does not anticipate that either Infectech or ReceptoPharm will generate revenues in the next twelve months and that additional funds will be needed to support their respective research and development activities.  ReceptoPharm is planning to purchase additional laboratory equipment estimated to cost $200,000.  ReceptoPharm also plans to hire two additional scientific research personnel.  The Company believes that the additional $1,100,000 that it is obligated to pay to ReceptoPharm is sufficient to allow for ReceptoPharm to complete its preparation for, and to initiate a Phase II human clinical trial for its HIV drug.  However, there can be no assurances that $1,100,000 is a sufficient amount, or that ReceptoPharm will be successful in initiating a Phase II clinical trial in the next twelve months, if at all.

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

NUTRA PHARMA CORP.

(A Development Stage Company)

The Company estimates that over the next twelve months, it needs to raise a minimum of $2,500,000 to fund its cost of operations, its commitment to ReceptoPharm and the amounts required by Infectech in order to gain FDA approval for its diagnostic test kit.

Item 3.

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting.  This evaluation was carried out by our sole executive officer Rik Deitsch, who is our chief executive officer and chief financial officer, and a member of our board of directors.  Based upon his evaluation, Mr. Deitsch concluded that our disclosure controls and procedures are effective.  However, Mr. Deitsch did recommend to the board of directors that the Company should seek to hire an experienced chief financial officer, which would improve the review process of our controls and procedures.

There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II      OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

NUTRA PHARMA CORP.

(A Development Stage Company)

Item 6.

Exhibits and Reports on Form 8-K

(a)

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

3.1

Certificate of Incorporation dated February 1, 2000.   (i)

3.2

Certificate of Amendment to Articles of Incorporation dated July 5, 2000.   (i)

3.3

Certificate of Amendment to Articles of Incorporation dated October 31, 2001. (ix)

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

Code of Ethics of the Company (x)

20.1

Rescission, Settlement and Release Agreement between George Minto and Zirk Engelbrecht (viii)

20.2

Offer to Purchase for Cash up to 2,000,000 shares of Nutra Pharma Corp. for $.80 cash per share (viii)

20.3

License Agreement dated October 3, 2003 between Biotherapeutics, Inc. and Nutra Pharma Corp. (ix)

20.4

Addendum to license Agreement dated October 3, 2003 between Biotherapeutics, Inc. and Nutra Pharma Corp. (ix)

23.1

Independent Accountants Consent (ix)

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

(vii)

Incorporated by reference to the Company's Current Report on Form 8K, filed March 8, 2004

(viii)

Incorporated by reference to the Company's Current Report on Form 8K, filed November 5, 2002

(ix)

Incorporated by reference to the Company's Report on Form 10-KSB, filed April 20, 2004

(x)

Incorporated by reference to the Company's Report on Form 10-KSB/A, filed May 7, 2004

NUTRA PHARMA CORP.

(A Development Stage Company)

(b)

Reports on Form 8-K:

(i)

On February 10, 2004, we filed Form 8-K pursuant to Item 4 to report the resignation of Rogelio Castro, CPA as our principal independent accountants.

(ii)

On March 8, 2004, we filed Form 8-K pursuant to Item 2 to report the closing of our agreement to acquire a 49.5% interest in ReceptoPharm, Inc.

(iii)

On March 9, 2004, we filed a Form 8-K/A pursuant to Item 4 to file a letter from our previous independent accountant Rogelio Castro, CPA to the Securities and Exchange Commission.

(iv)

On March 11, 2004, we filed a Form 8-K pursuant to Item 4 to report that we engaged the firm of Eisner LLP to be our principal independent accountants.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRA PHARMA CORP.

/s/  Rik J. Deitsch

Rik J. Deitsch, Chairman, President

Chief Executive Officer and Chief Financial Officer

Dated:

May 26, 2004