Form 10QSB
period 2004-06-30
NUTRA PHARMA CORP
filed 2004-08-27
CIK 1119643

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2004

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

                  Registrant's telephone number: (954) 509-0911

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

There were 50,697,427 shares of Common Stock outstanding as of August 26, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

PART 1   FINANCIAL INFORMATION

NUTRA PHARMA CORP.
(A Development Stage Company)

Condensed Consolidated Balance Sheets - Unaudited

                                                                  June 30,
                                                       ----------------------------
                                                           2003            2004
                                                       ------------   -------------
                                                        As Restated
                                                        (See Note B)
ASSETS
Current assets:
   Cash                                                $          -   $     128,021
                                                       ------------   -------------

      Total current assets                                        -         128,021

Patents and other intangibles, net                                -       5,199,945
Other assets                                                      -          28,817
                                                       ------------   -------------

                                                       $          -   $   5,356,783
                                                       ============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities:
   Accounts payable                                    $          -   $     249,930
   Accrued expenses                                               -          16,007
   Demand loans - stockholders                               41,693       1,586,631
                                                       ------------   -------------

      Total current liabilities                              41,693       1,852,568

Deferred income taxes                                             -         839,979
                                                       ------------   -------------

      Total liabilities                                      41,693       2,692,547
                                                       ------------   -------------

Commitments and contingencies

Stockholders' equity (capital deficit):
   Common stock, $0.001 par value, 2.0 billion shares
    authorized, 41,572,000 and 50,697,427 shares
    outstanding at June 30, 2003 and 2004 respectively       41,573          50,698
   Additional paid-in capital                             2,848,869      10,127,970
   Deficit accumulated during the development stage      (2,932,135)     (7,514,432)
                                                       ------------   -------------

                                                            (41,693)      2,664,236
                                                       ------------   -------------

                                                       $          -   $   5,356,783
                                                       ============   =============

--------------------------------------------------------------------------------
See notes to condensed financial statements                             1

NUTRA PHARMA CORP.
(A Development Stage Company)

Condensed Consolidated Statements of Operations - Unaudited

                                                                                                    For the
                                                                                                  Period From
                                                                                                  February 1,
                                                                                                      2000
                                                                                                  (Inception)
                                                                                                    Through
                                       Three Months Ended June 30,   Six Months Ended June 30,      June 30,
                                       --------------------------   --------------------------   ------------
                                            2003          2004           2003          2004          2004
                                       ------------  ------------   ------------  ------------   ------------
                                        As Restated                  As Restated
                                        (See Note B)                 (See Note B)

Revenue                                $          -  $          -   $          -  $          -   $          -
                                       ------------  ------------   ------------  ------------   ------------

Costs and expenses:
   General and administrative                97,080       224,161        356,143     1,956,649      4,389,892
   Research and development                       -       205,169              -       943,664        943,664
   Write-off of advances to potential             -             -              -             -        629,000
acquiree
   Finance costs                            786,000             -        786,000             -        786,000
   Amortization of license agreement              -             -              -             -        155,210
   Amortization of intangibles                    -       205,433              -       400,284        507,417
   Losses on settlements                          -             -        229,500             -        306,215
                                       ------------  ------------   ------------  ------------   ------------

      Total costs and expenses              883,080       634,763      1,371,643    (3,300,597)     7,717,398
                                       ------------  ------------   ------------  -------------  ------------

Net loss before provision (benefit)
  for income taxes                                -      (634,763)             -    (3,300,597)    (7,717,398)
Provision (benefit) for income taxes              -       (82,173)             -      (160,113)      (202,966)
                                       ------------  -------------  ------------  -------------  ------------

Net loss                               $   (883,080) $   (552,590)  $ (1,371,643) $ (3,140,484)  $ (7,514,432)
                                       ============  ============   ============  ============   ============

Loss per common share - basic and      $      (0.03) $      (0.01)  $      (0.04) $      (0.06)
  diluted                              ============  ============   ============  ============

Weighted average common shares
   outstanding                           34,553,111    50,699,605     33,548,958    48,681,888
                                       ============  ============   ============  ============

--------------------------------------------------------------------------------
See notes to condensed financial statements                             2

NUTRA PHARMA CORP.
(A Development Stage Company)

Condensed Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) - Unaudited

                                                                                   Deficit
                                                                                 Accumulated
                                                                    Additional    During the
                                               Common Stock          Paid-in     Development
                                            Shares    Par Value      Capital        Stage         Total
                                         -----------  ---------   ------------   ------------  -----------
Balance - December 31, 2003               47,668,877     47,669      7,814,132     (4,373,948)   3,487,853
Issuance of common stock in exchange
   for services ($.59 to $.66 per share)   2,480,000      2,480      1,589,720              -    1,592,200
Cancellation of common stock issued
   in connection with rescission of
   Acquisition                              (180,000)      (180)           180              -            -
Cancellation of common stock issued
   in connection with settlement with
   third parties                            (120,000)      (120)           120              -            -
Issuance of common stock in connection
   with acquisition ($.85 per share)         852,550        853        723,814              -      724,667
Net loss                                           -          -              -     (2,587,894)  (2,587,894)
                                         -----------  ---------   ------------   ------------  -----------

Balance - March 31, 2004                  50,701,427     50,702     10,127,966     (6,961,842)   3,216,826
Cancellation of common stock issued
   in connection with rescission of
   Acquisition                                (4,000)        (4)             4              -            -
Net loss                                           -          -              -       (552,590)    (552,590)
                                         -----------  ---------   ------------   ------------  -----------

Balance - June 30, 2004                   50,697,427  $  50,698   $ 10,127,970   $ (7,514,432) $ 2,664,236
                                         ===========  =========   ============   ============  ===========

--------------------------------------------------------------------------------
See notes to condensed financial statements                             3

NUTRA PHARMA CORP.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows - Unaudited

                                                                                    For the
                                                                                  Period From
                                                                                  February 1,
                                                                                     2000
                                                                                  (Inception)
                                                                                    Through
                                                    Six Months Ended June 30,       June 30,
                                                  ---------------------------    ------------
                                                       2003           2004            2004
                                                  ------------   ------------    ------------
Cash flows from operating activities:
  Net loss                                        $ (1,371,643)  $ (3,140,484)   $ (7,514,432)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Deferred taxes                                           -       (160,113)       (202,966)
    Amortization of intangibles                              -        400,284         507,417
    Amortization of license agreement                        -              -         155,210
    Write-off of advances to potential acquiree              -              -         629,000
    Stock-based compensation                           314,450      1,592,200       3,700,947
    Finance costs in connection with conversion
       of stockholder loan into common stock           786,000              -         786,000
    Expenses paid by stockholder                        41,693        355,000         474,140
    Losses on settlements                              229,500              -         306,215
  Changes in operating assets and liabilities:
    (Increase) decrease in other assets                      -        (28,817)        (28,817)
    Increase (decrease) in accounts payable                  -        108,699         134,344
    Increase (decrease) in accrued expenses                  -        (59,831)         16,007
                                                  ------------   ------------    ------------
      Net cash used in operating activities                  -       (933,063)     (1,036,936)
                                                  ------------   ------------    ------------

Cash flows from investing activities:
  Cash acquired in acquisition of Infectech                  -              -           3,004
                                                  ------------   ------------    ------------
      Net cash provided by investing activities              -              -           3,004
                                                  ------------   ------------    ------------

Cash flows from financing activities:
  Common stock issued for cash                               -              -          25,000
  Loans from stockholders                                    -      1,013,953       1,136,953
                                                  ------------   ------------    ------------
      Net cash provided by financing activities              -      1,013,953       1,161,953
                                                  ------------   ------------    ------------

Net increase in cash                                         -         80,890         128,021
Cash - beginning of period                                   -         47,131               -
                                                  ------------   ------------    ------------
Cash - end of period                              $          -   $    128,021    $    128,021
                                                  ============   ============    ============

Non-cash investing and financing activities:
  Assumption of obligation under license
     agreement                                    $  1,750,000
  Value of shares issued as consideration in
     acquisition of Nutra Pharma, Inc.            $    112,500
  Payments of license fee obligation by
     stockholder                                  $    208,550
  Conversion of stockholder loan to common stock                                 $    862,012
  Expenses paid by stockholder                    $     41,693   $    355,000    $    474,140
  Loan advances to Bio Therapeutics, Inc. by
     stockholder                                                                 $    629,000
  Value of common stock issued as consideration
     in acquisition of Infectech, Inc.                           $    724,667    $  4,551,834
  Liabilities assumed in acquisition of
     Infectech, Inc.                                                             $    115,586
  Cancellation of common stock                    $      2,055   $        304    $     14,791
  Value of common stock issued by stockholder
     to third party in connection with
     settlement                                   $    229,500                   $    229,500
  Value of common stock issued by stockholder
     to employee for services rendered                                           $     75,000
  Net deferred taxes recorded in connection
     with Acquisition                                            $    483,112    $  1,042,945
  See Note F with respect to stockholder funding

--------------------------------------------------------------------------------
See notes to condensed financial statements                             4

Nutra Pharma Corp.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements - Unaudited

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
(collectively "the Company"). At June 30, 2004, the Company owned approximately
69% of Infectech, Inc. (see Note D) and 31% of ReceptoPharm, Inc. (see Note E).
All intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring net losses and at June 30, 2004, has a working capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. Management intends to raise additional equity capital to continue funding its ongoing operations. If it is not successful in raising additional equity capital, the Company may seek to borrow additional funds from its stockholders. However, there can be no assurances that the Company will raise additional capital or additional loans from its stockholders on terms acceptable to the Company or at all. The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE B - RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED FINANCIAL STATEMENTS

The Company is restating its previously issued condensed financial statements for the three months ended June 30, 2003 and for the period from February 1,
2000 (inception) through June 30, 2003. This restatement relates principally to the accounting treatment applied to stock-based compensation as charges had not previously been recognized for such stock-based transactions.

Set forth below is a comparison of the previously reported and restated
condensed statements of operations and condensed balance sheets.

                                                                                   For the Period From
                                                                                     February 1, 2000
                                Three Months Ended         Six Months Ended        (inception) Through
                                   June 30, 2003             June 30, 2003             June 30, 2003
                             -----------------------   ------------------------  -----------------------
                             Previously                Previously                Previously
                              Reported     Restated    Reported (a)  Restated    Reported (a)  Restated
                             ----------   ----------   -----------  -----------  ----------- -----------
Revenue                      $        0   $        0                $         0              $         0
Costs and expenses              103,822      883,080                  1,371,643                2,932,135
Net (loss) income              (103,822)    (883,080)                (1,371,643)              (2,932,135)
(Loss) income per common
  share - basic and diluted  $        0   $    (0.03)               $     (0.04)
                             ==========   ==========   ===========  ===========

Balance Sheet Data:
-------------------
Current assets                  819,327            0                          0
Total assets                    819,327            0                          0
Current liabilities             106,222       41,693                     41,693
Total liabilities               106,222       41,693                     41,693
Total stockholders' equity
  (capital deficit)             713,105      (41,693)                   (41,693)

--------------------------------------------------------------------------------
(a) The Company did not present these periods in its previously filed Form
10-QSB for the quarter ended June 30, 2003 and amendments thereto.

--------------------------------------------------------------------------------
                                                                        5

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

[4] Intangible assets:

Intangible assets, principally patents, are being amortized on a straight-line basis over a period of 7 years. Amortization for the three and six months ended
June 30, 2004 was $205,433 and $400,284 respectively. Annual amortization amounts to approximately $821,000.

NOTE D - ACQUISITION OF INFECTECH, INC.

On September 19, 2003, the Company entered into an Acquisition Agreement to acquire up to 100% of the issued and outstanding common stock of Infectech,
Inc., a Delaware corporation ("Infectech"). Infectech is a development stage company based in Sharon, Pennsylvania, which is engaged in the development of diagnostic test kits used for the rapid identification of infectious human and animal diseases. Infectech owns patented technologies, which allow for the rapid detection of disease causing pathogens. Infectech's other patents include technology designed for use in the bioremediation of contaminated soil and water. Additionally, Infectech also owns a patent for the nontoxic induction of apoptosis in cancer cells utilizing hydrophobic hydrocarbons. Apoptosis is a method for inducing a genetically based induction of "cell suicide" in cells. It therefore serves as the foundation for cancer therapy.

The Acquisition Agreement provides for the acquisition by the Company of up to
100% of the issued and outstanding common stock of Infectech, through an exchange of one (1) share of the Company's common stock for every two (2) shares of Infectech common stock. On October 31, 2003, the Company issued 4,502,549 shares of its common stock in exchange for 9,005,098 shares of Infectech common stock owed by the officers, directors and affiliates of Infectech. This initial exchange resulted in the Company owning 58% of the issued and outstanding stock of Infectech. In January 2004, the Company issued an additional 852,550 shares of its common stock in exchange for 1,705,100 shares of Infectech common stock which increased the Company's ownership of Infectech from 58% to 69%.

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

The closing of this transaction was subject to the approval of the board of directors of ReceptoPharm, which was obtained on February 20, 2004. Pursuant to the Agreement, the Company is acquiring 49.5% of the common equity of
ReceptoPharm for $2,000,000 in cash. ReceptoPharm intends to use such funds to further research and development, which could significantly impact future results of operations.

The Company is purchasing its 49.5% ownership interest in a series of installments. At June 30, 2004, the Company had funded an aggregate of $900,000 to ReceptoPharm under the Agreement. The $900,000 paid to ReceptoPharm was funded by demand loans from a stockholder of the Company of which the stockholder paid a total of $355,000 directly to ReceptoPharm and loaned
$545,000 to the Company, which it in turn advanced to ReceptoPharm. In August
2004, the Company funded an additional $100,000 to ReceptoPharm which increased the total amount funded under the Agreement to $1,000,000 and increased the
Company's ownership of ReceptoPharm to 33%.

Under the terms of the Agreement, the Company was required to fund a total of
$1,600,000 of the $2,000,000 obligation to ReceptoPharm by July 15, 2004.
Additionally, the Company is required to complete the remaining $1,000,000 funding obligation by October 1, 2004. The Company is currently in discussions with ReceptoPharm regarding a modification to the payment schedule contained in the Agreement.

For accounting purposes, the Company is treating its capital investment in
ReceptoPharm as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of
ReceptoPharm's potential drug candidates, such amounts are being charged to expense as incurred by ReceptoPharm since ReceptoPharm presently has no ability to fund these activities. In these circumstances, ReceptoPharm is considered a variable interest entity and has been consolidated. During the three and six month periods ended June 30, 2004, the Company recognized research and development expenses of $205,169 and $943,664 respectively, in connection with its investment and ReceptoPharm's underlying operating activities.

NOTE F - DEMAND LOAN - STOCKHOLDER/OPUS INTERNATIONAL

Since its inception, the Company has not generated any revenues. The Company has funded its ongoing operational costs through loans from certain stockholders.
These loans are non-interest bearing and are payable on demand. The aggregate amount owed under these demand loans at June 30, 2004 is $1,586,631, $1,384,931 of which is owed to our former Chairman of the Board, Zirk Engelbrecht. On or about August 1, 2004, Mr. Engelbrecht assigned the loan to Opus International,
LLC. On or about August 9, 2004, a Managing Member of Opus International, LLC
made a formal demand for repayment of the loan made to the Company in the amount of $1,384,931. The Company is currently reviewing its options for settlement of the demand loan.

NOTE G - STOCKHOLDERS' EQUITY

In the fourth quarter of 2003, the Company issued a total of 4,502,549 shares of common stock in connection with its acquisition of Infectech, Inc., which was valued at $3,827,167. The Company issued an additional 852,550 shares in January
2004, which was valued at $724,667.

In January 2004, the Company issued 2,480,000 of common stock to various consultants in exchange for services rendered. These issuances were made pursuant to the Company's Employee/Consultant Stock Compensation Plan. The
Company recorded stock-based compensation expense of $1,592,200 to reflect the fair market value of the common stock issued. Fair market value was based on the closing price of the Company's common stock on the date of each grant. During the current quarter, certain of such consultants returned 980,000 of the
2,480,000 shares and the Company replaced such shares by issuing 980,000 shares of restricted common stock to the same consultants.

During the quarter ended June 30, 2004 the Company received and cancelled 4,000 shares of common stock in connection with the rescission of the NPI Agreement.

In August 2004, the Company sold 739,118 shares of restricted common stock at
$.17 per share and received proceeds of $125,650.

Item 2.  Plan of Operation

Management's Discussion and Analysis of Financial Condition and Plan of
Operations

Forward-Looking Statements.
The following discussion and analysis contains forward looking statements and should be read in conjunction with our financial statements and related notes.
For purposes of this Plan of Operations, Nutra Pharma, Inc. is referred to herein as "we," "us," or "our." This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect,"
"may," "should," "anticipates" or similar expressions are intended to identify
"forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties, including: (a) we have experienced recurring net losses and a working capital deficiency which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (c)
our continued operations are dependent upon obtaining equity or other financing;
should we be unable to obtain such financing, we will be unable to continue our operations; (d) our inability to retain and attract key personnel could adversely affect our business; (e) we are subject to substantial Federal Drug
Administration and other regulations and related costs which may adversely affect our operations; (f) a market for our potential products may never develop; (g) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (h) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (h) we may be unable to compete against our competitors in the medical device and biopharmaceutical markets since our competitors have superior financial and technical resources than we do; (i) issuance of shares of our common stock to consultants will have a dilutive effect on the value of our common stock and will negatively effect the trading price of our common stock. (j) our Plan of
Operations has been substantially delayed due to lack of financing; (k) our management decisions are made by our Chief Executive Officer, Rik Deitsch; if we lose his services, our operations will be negatively impacted; (l) we have entered into acquisition agreements which were later rescinded, which has delayed and otherwise negatively affected our operations; (m) we are subject to a substantial funding obligation of $1,000,000 due to ReceptoPharm by October 1,
2004 in connection with the ReceptoPharm acquisition agreement; (n) we are subject to substantial indebtedness including $1,384,931 owed to Opus
International, LLC, who has made a demand for the $1,384,931 owed to them, for which we do not have available funds.

We have estimated expenses of $1,770,000 pertaining to our twelve month Plan of
Operations. We can continue to satisfy our estimated monthly cash requirements of $147,500 for less than one month through our existing cash of approximately
$11,000 as of August 23, 2004 and $128,021 as of June 30, 2004. We anticipate that our total estimated cash requirements, pending adequate financing, will include: (a) $370,000 pertaining directly to our own operations; (b) funding of
$1,000,000 for ReceptoPharm; and (c) funding of $400,000 for Infectech.
Specifically, our planned expenditures pertaining to (a) - (c) are:

OUR DIRECT EXPENDITURES

Type Expenditure           Total Expenditure   Monthly Expenditure
---------------------      -----------------   -------------------
Salaries*                        $   165,000           $    13,750
---------------------      -----------------   -------------------
Travel related
expenses for our
Chief Executive
Officer pertaining to
research and due
diligence                        $    40,000           $     3,333
---------------------      -----------------   -------------------
Professional
Fees -Legal
and Accounting                   $   165,000           $    13,750
---------------------      -----------------   -------------------
Total                            $   370,000           $    30,833

* Salaries include the following: (a) Chief Executive Officer - $130,000; and
(b) Administrative Assistant - $35,000

FUNDING OF RECEPTOPHARM, INC.

Type Expenditure           Total Expenditure   Monthly Expenditure
---------------------      -----------------   -------------------
Operating Expenses
(Rent, supplies,
 utilities)                      $   150,000           $    12,500
---------------------      -----------------   -------------------
Salaries
(CEO, President,
 Chief Science
 Officer, and
 Administrative
 Assistant)                      $   300,000               $25,000
---------------------      -----------------   -------------------
Pre-Clinical
Related Consulting               $    80,000           $     6,666
---------------------      -----------------   -------------------
Clinical Studies
(HIV, MS, AMN)                   $   470,000           $    39,167
---------------------      -----------------   -------------------

Total:                           $ 1,000,000           $    83,333

FUNDING OF INFECTECH, INC.

Initial Inventory
Cost (Purchasing
Raw materials and
Related manufacturing
Of Identikits)                   $   180,000           $    15,000
---------------------      -----------------   -------------------
Sales/Marketing
Consulting                       $    20,000           $     1,667
---------------------      -----------------   -------------------
Salaries
(CEO, President)                 $   120,000           $    10,000
---------------------      -----------------   -------------------
Office Expenses
(utilities, supplies)            $    30,000           $     2,500
---------------------      -----------------   -------------------
Legal and
Accounting                       $    40,000           $     3,333
---------------------      -----------------   -------------------
FDA related
Expenses                         $    10,000           $       833
---------------------      -----------------   -------------------

Total:                           $   400,000           $    33,333

We intend to satisfy these estimated cash requirements of $1,770,000 for our twelve month Plan of Operations pending adequate financing through a private placement of our equity securities or, if necessary, possibly through traditional bank financing or a debt offering; however, because we are a development stage company with a limited operating history and a poor financial condition, we may be unsuccessful in conducting a private placement of equity or debt securities or in obtaining bank financing. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail our research and development activities, which will negatively impact development of our possible products. We have no alternative Plan of Operations. In the event that we do not obtain adequate financing to complete our Plan of Operations or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:
     o    Sell or dispose of our assets, if any;
     o    Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
     o    If any cash remains after we satisfy  amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
     o    File a Certificate of Dissolution with the State of California to dissolve our corporation and close our business;
     o    Make the appropriate filings with the Securities and Exchange
          Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
     o    Make the appropriate filings with the National Association of Security
          Dealers to affect a delisting of our common stock, if, in fact, our common stock is trading on the Over-the-Counter Bulletin Board at that time.

Based upon our current assets, however, we will not have the ability to distribute any cash to our shareholders. If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under
Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors, such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We do not know and cannot determine which, if any, of these actions we will be forced to take.

If any of these foregoing events occur, you could lose your entire investment in our shares.

OUR TWELVE MONTH PLAN OF OPERATIONS PENDING ADEQUATE FINANCING
We intend to accomplish the following regarding our Plan of Operations over the next twelve months.

ReceptoPharm

Pre-Clinical Related Consulting
Throughout our Plan of Operations, we will conduct pre-clinical consulting pertaining to ReceptoPharm's HIV and Multiple Sclerosis (MS) drugs under development. This will consist of the following:
     o    MS Drug under Development - Microarray analysis is the study of the gene expression of cells. Histoculture is the study of the entire cellular environment. We will employ microarray and  histoculture studies to the cells of Multiple  Sclerosis patients to ascertain the mechanism of action of these drugs. We will accomplish this through our agreement with Eno Research and Development, a clinical research organization; and
     o    HIV Drug under Development -  ReceptoPharm has an agreement with the
          University of California, San Diego, to study the effect of
          ReceptoPharm's drug under development on different viral isolates, which are common mutations of HIV, to determine the drug's efficacy in mutated forms of the virus.

Clinical Studies
Adrenomyeloneuropathy (AMN)
Adrenomyeloneuropathy (AMN) is a genetic disorder that affects the central nervous system. The disease causes neurological disability that is slowly progressive over several decades. Throughout our twelve month Plan of Operations and for 6 months thereafter, ReceptoPharm will conduct clinical studies of its
Adrenomyeloneuropathy (AMN) drug under development. We have an agreement with the Charles Dent Metabolic Unit located in London, England that will conduct a clinical study that consists of:
     o    Recruitment of 20 patients with AMN;
     o    Administering the ReceptoPharm's AMN drug under development; and
     o    Monitoring patients throughout an 18 month protocol.

The clinical study is classified as a Phase III study and is the final step required for regulatory approval.

HIV and MS
ReceptoPharm also plans to conduct clinical studies of its HIV and MS drugs under development. These "Phase II" studies will either prove or disprove the preliminary efficacy of ReceptoPharms's HIV/MS drugs under development.
ReceptoPharm will seek to secure agreements with third parties to conduct such clinical studies.

Infectech

Revalidation
Revalidation of patented technology of the IdentiKit that identifies mycobacterium, which is a particular family of 32 different bacteria. Of these bacteria, we are seeking to validate the IdentiKit technology with:
     o    Tuberculosis;
     o    Para-Tuberculosis;
     o    Mycobacterium Avium Intracellulare, which is a leading cause of death in HIV patients;
     o    Nocardia, which may result from hospital based infections; and
     o    Pseudomonas, which can affect burn victims.

Since approximately July 2004, a third party academic research group has been revalidating the technology. We expect that this revalidation process will be completed by approximately December 2004.

Submission to Federal Drug Administration
We will then submit the revalidation studies to the Federal Drug Administration for the purpose of obtaining approval of the IdentiKit as a Medical Device. This approval is necessary to initiate our sales and marketing plan

Sales and Marketing Plan
The IdentiKits are going to be marketed through third parties to the following:
     o    hospitals;
     o    clinical laboratories;
     o    medical research institutions;
     o    medical schools;
     o    pharmaceutical companies;
     o    diagnostic centers;
     o    pharmacy wholesalers;
     o    government agencies; and
     o    physician's offices

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

There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

In connection with a September 19, 2003 Acquisition Agreement between us and
Infectech, Inc., on January 22, 2004 we issued a total of 852,550 shares of our common stock, valued at $0.85 per share or an aggregate of $724,668, in exchange for 1,705,100 shares of Infectech, Inc. These 852,550 shares were issued to the following individuals:
     1)   60,000 shares issued to William E. and Rose M. Brest;
     2)   4,750 shares issued to Edward B. and Sandra F. Ceremuga;
     3)   5,000 shares issued to David A. and Betty L. Geisel;
     4)   399,500 shares issued to Ulrike I. Howe;
     5)   16,000 shares issued to Robert D. Nehlen and Sheridan L. Nehlen;
     6)   365,000 shares issued to Robert Weissman; and
     7)   2,300 shares issued to Sandra Whitmore.

On February 23, 2004, we cancelled 100,000 shares of our common stock previously issued to a consultant, Ralph Giannella, doing business as Xology 2000.

On February 23, 2004, we cancelled 20,000 shares of our common stock previously issued to a consultant, Basic Investors, Inc.

On August 17, 2004, we sold 294,118 shares of our common stock at $0.17 per share or an aggregate of $50,000 to an accredited investor.

On August 18, 2004, we sold 50,000 shares of our common stock at $0.17 per share or an aggregate of $8,500 to an accredited investor.

On August 23, 2004, we sold 395,000 shares of our common stock at $0.17 per share or an aggregate of $67,150 to 3 accredited investors.

On August 24, 2004, we issued 600,000 shares of our common stock to Andre
Nazarian in return for due diligence related consulting services pertaining to possible acquisitions that Mr. Nazarian rendered to us. These shares were reissued to Mr. Nazarian as restricted shares after the cancellation of shares we had previously issued to him under our Employee/Consultant Stock Plan (See
Note G). The restricted shares were valued at $0.63 per share or an aggregate of
$378,000, which is the same value assigned to the Employee/Consultant Stock Plan shares under Regulation S-8.

On August 24, 2004, we issued 300,000 shares of our common stock to Stacie
Marchetti in return for due diligence related consulting services pertaining to possible acquisitions that Ms. Marchetti rendered to us. These shares were reissued to Ms. Marchetti as restricted shares after the cancellation of shares we had previously issued to her under our Employee/Consultant Stock Plan (See
Note G). The restricted shares were valued at $0.59 per share or an aggregate of
$177,000, which is the same value assigned to the Employee/Consultant Stock Plan shares under Regulation S-8.

On August 24, 2004, we issued 80,000 shares of our common stock to Charles
Johnson in return for due diligence related consulting services pertaining to possible acquisitions that Mr. Johnson rendered to us. These shares were reissued to Mr. Johnson as restricted shares after the cancellation of shares we had previously issued to him under our Employee/Consultant Stock Plan (See Note
G). The restricted shares were valued at $0.59 per share or an aggregate of
$47,200, which is the same value assigned to the Employee/Consultant Stock Plan shares under Regulation S-8.

As to the above sales and issuances, we relied upon Section 4(2) of the
Securities Act of 1933, as amended for the above issuances. None of these issuance involved underwriters, underwriting discounts or commissions or any public offer in the United States. We placed restrictive legends on all certificates issued. We believed that Section 4(2) were available because:
     o    We are an operational company and not a blank check company;
     o    Sales were not made by general solicitation or advertising;
     o    The sales did not involve a public offering;
     o    Sales were made only to an accredited investor or investor who represented that he or she was a sophisticated enough investor to evaluate the risks of the investment;
     o    We placed legends on the certificates stating that the securities were not registered under the Securities Act of 1933 and set forth the restrictions on their transferability and sale.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

Demand Loan
Since its inception, we have not generated any revenues. We have funded our ongoing operational costs through loans from certain stockholders. These loans are non-interest bearing and are payable on demand. The aggregate amount owed under these demand loans at June 30, 2004 is $1,586,631, $1,384,931 of which is owed to Opus International, LLC. The original loan was made to us from our former Chairman of the Board, Zirk Engelbrecht, from funds derived from entities that he controlled. As a result of the inquiry referenced immediately below, we learned that on or about August 1, 2004, Mr. Engelbrecht assigned the loan to
Opus International, LLC, a company that Mr. Engelbrecht claims is controlled by his wife, Marcy Engelbrecht. On or about August 9, 2004, a Managing Member of
Opus International, LLC made a formal demand for repayment of the loan made to us in the amount of $1,384,931. Our Board of Directors is currently reviewing its options for the proposed settlement of this loan account with Opus
International, LLC. Failure to come to a settlement with Opus International, LLC may result in a lawsuit against us seeking recovery of $1,384,931. Should such a lawsuit be filed against us, our operations and financial condition may be negatively affected.

Collateralized Stock
Opus International LLC/Clarisco Stiftung
During late June 2004, we received copies of correspondence from our former corporate counsel addressed to our transfer agent in which our former corporate counsel issued a Rule 144 opinion regarding a certain stock certificate representing Opus International's ownership of 11,692,556 shares of our common stock. In that correspondence, our former corporate and securities counsel represented that "he is the attorney for Nutra Pharma Corp and Opus
International, LLC" and that Credito Antigiano Bank (an Italy based financial institution) "has requested our opinion with respect to whether it may publicly sell without registration the above referenced stock certificate" representing
11,692,556 shares. Our Chief Executive Officer then initiated an inquiry regarding this matter and instructed our transfer agent not to issue the share certificate to Credito Antigiano Bank. Although it appeared at the time of our discovery of this matter that the stock certificate had been pledged as collateral with Credito Antigiano Bank, our former corporate counsel claims that on or about December 1, 2002 this stock certificate was rather pledged as collateral with Clarisco Stiftung, a Switzerland-based Company, in connection with a $2.5 million loan made by that Switzerland company to Opus International,
LLC. Because these shares since March 20, 2002 have represented approximately 22 to 23% of our outstanding shares of common stock, which is a greater share percentage than any of our other shareholders, the risk of loss of those shares upon a loan default, would result in a change in control to that Swiss company.
Alternatively, if the loan was assigned by the Switzerland based company to the
Italy based financial institution, the risk of loss of those shares upon a loan default, would result in a change in control to that Italy based financial institution.

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
----------------
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

Item 6.   Exhibits and Reports on Form 8-K (continued)

    (b)   Reports on Form 8-K:
          There were no reports filed on Form 8-K during the three months ended
          June 30, 2004

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRA PHARMA CORP.

/s/  Rik J. Deitsch
Rik J. Deitsch, Chairman, President
Chief Executive Officer and Chief Financial Officer

Dated:   August 27, 2004

