Form 10QSB
period 2004-09-30
NUTRA PHARMA CORP
filed 2004-12-21
CIK 1119643

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2004

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

     There were 54,099,457 shares of Common Stock outstanding as of December 20,
2004.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          PART 1 FINANCIAL INFORMATION

NUTRA PHARMA CORP.
(A Development Stage Company)

Condensed Consolidated Balance Sheets - Unaudited

                                                               September 30,
                                                      ===============================
                                                           2003             2004
                                                      ==============   ==============
                                                       As Restated
                                                      (See Note B-2)
ASSETS
Current assets:
   Cash                                               $            -   $       37,068
                                                      --------------   --------------

      Total current assets                                         -           37,068

Investment in Infectech, Inc.
  (including advances of $46,478)                                  -        1,068,655
Other assets                                                       -           31,960
                                                      --------------   --------------

                                                      $            -   $    1,137,683
                                                      ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities:
   Accounts payable                                   $            -   $      113,837
   Accrued expenses                                            7,000          169,669
   Demand loans - stockholders                                62,703                -
   Convertible loans                                               -           98,000
                                                      --------------   --------------

      Total current liabilities                               69,703          381,506

Commitments and contingencies

Stockholders' equity (capital deficit):
   Common stock, $0.001 par value, 2.0 billion shares
      authorized, 42,086,328 and 52,629,440 shares
      outstanding at September 30, 2003 and 2004
      respectively                                            42,086           52,629
   Additional paid-in capital                              3,171,322       10,473,551
   Deficit accumulated during the development stage       (3,283,111)      (9,770,003)
                                                      --------------   --------------

                                                             (69,703)         756,177
                                                      --------------   --------------

                                                      $            -   $    1,137,683
                                                      ==============   ==============

-------------------------------------------------------------------------------------
See notes to condensed financial statements                                        1

NUTRA PHARMA CORP.
(A Development Stage Company)

Condensed Consolidated Statements of Operations - Unaudited
                                                                                                               For the
                                                                                                             Period From
                                                                                                             February 1,
                                                                                                                 2000
                                                                                                             (Inception)
                                                                                                               Through
                                     Three Months Ended September 30,    Nine Months Ended September 30,    September 30,
                                     ================================   ================================   ===============
                                          2003              2004             2003              2004              2004
                                     ===============  ===============   ===============  ===============   ===============
                                       As Restated                        As Restated
                                      (See Note B-2)                     (See Note B-2)

Revenue                              $             -  $             -   $             -  $             -   $             -
                                     ---------------  ---------------   ---------------  ---------------   ---------------

Costs and expenses:
  General and administrative                 350,976          585,974           707,119        2,542,623         4,975,866
  Research and development                        -             4,135                 -          947,799           947,799
  Write-off of advances to potential              -                 -                 -                -           629,000
   acquiree
  Finance costs                                   -                 -           786,000                -           786,000
  Amortization of license agreement               -                 -                 -                -           155,210
  Amortization of intangibles                     -           188,758                 -          549,599           656,732
  Losses on settlements                           -           955,069           229,500          955,069         1,261,284
  Write-down of investment in                     -           620,805                 -          620,805           620,805
                                     ---------------  ---------------   ---------------  ---------------   ---------------
Infectech, Inc.

   Total costs and expenses                  350,976        2,354,741         1,722,619        5,615,895        10,032,696
                                     ---------------  ---------------   ---------------  ---------------   ---------------

Net loss before provision (benefit)
 for income taxes                                  -       (2,354,741)                -       (5,615,895)      (10,032,696)
Provision (benefit) for income taxes               -          (75,503)                -         (219,840)         (262,693)
                                     ---------------  ----------------  ---------------  ----------------  ---------------

Net loss                             $      (350,976) $    (2,279,238)  $    (1,722,619) $    (5,396,055)  $    (9,770,003)
                                     ===============  ===============   ================ ===============   ===============

Loss per common share - basic and            $ (0.01)         $ (0.04)          $ (0.05)         $ (0.11)
 diluted                                     =======          =======           =======          =======

Weighted average common shares
 outstanding                              41,868,856       50,683,619        36,322,258       50,099,300
                                     ===============  ===============   ===============  ===============

--------------------------------------------------------------------------------------------------------------------------
See notes to condensed financial statements                                                                             2

NUTRA PHARMA CORP.
(A Development Stage Company)

Condensed Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)

                                                                                   Deficit
                                                                                 Accumulated
                                                 Common Stock       Additional   During the
                                          ======================      Paid-in    Development
                                            Shares     Par Value      Capital       Stage         Total
                                          ===========  =========   ===========   ===========   ===========
Balance - December 31, 2003                47,668,877     47,669     7,814,132    (4,373,948)    3,487,853
Issuance of common stock in exchange
   for services ($.59 to $.66 per share)    2,480,000      2,480     1,589,720             -     1,592,200
Cancellation of common stock issued
   in connection with rescission of
   Acquisition                               (180,000)      (180)          180             -             -
Cancellation of common stock issued
   in connection with settlement with
   third parties                             (120,000)      (120)          120             -             -
Issuance of common stock in connection
   with acquisition ($.85 per share)          426,275        426       361,908             -       362,334

Net loss                                            -          -             -    (2,577,648)   (2,577,648)
                                          -----------  ---------   -----------   -----------   -----------

Balance - March 31, 2004 - Unaudited       50,275,152     50,275     9,766,060    (6,951,596)    2,864,739
Cancellation of common stock issued
   in connection with rescission
   of acquisition                              (4,000)        (4)            4             -             -

Net loss                                            -          -             -      (539,169)     (539,169)
                                          -----------  ----------  -----------   -----------   -----------

Balance - June 30, 2004 - Unaudited        50,271,152     50,271     9,766,064    (7,490,765)    2,325,570
Cancellation of common stock issued
   in connection with rescission of
   Acquisition                                (15,000)       (15)           15             -             -
Issuance of common stock in connection
   with acquisition ($.85 per share)          293,288        293       249,002             -       249,295
Issuance of common stock in exchange
   for services ($.26 to $.30 per share)    1,035,000      1,035       281,865             -       282,900
Issuance of common stock for cash
   ($0.17 per share)                        1,045,000      1,045       176,605             -       177,650

Net loss                                            -          -             -    (2,279,238)   (2,279,238)
                                          -----------  ---------   -----------   -----------   -----------

Balance - September 30, 2004 - Unaudited   52,629,440  $  52,629   $10,473,551   $(9,770,003)  $   756,177
                                          ===========  =========   ===========   ===========   ===========

----------------------------------------------------------------------------------------------------------
See notes to condensed financial statements                                                             3

NUTRA PHARMA CORP.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows - Unaudited

                                                                                     For the
                                                                                   Period From
                                                                                   February 1,
                                                                                       2000
                                                                                   (Inception)
                                                         Nine Months Ended           Through
                                                           September 30,          September 30,
                                                  =============================   =============
                                                       2003            2004            2004
                                                  =============   =============   =============
Cash flows from operating activities:
  Net loss                                        $ (1,722,619)   $ (5,396,055)   $ (9,770,003)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Deferred taxes                                          -        (219,840)       (262,693)
     Amortization of intangibles                             -         549,599         656,732
     Amortization of license agreement                       -               -         155,210
     Write-off of advances to potential acquiree             -               -         629,000
     Stock-based compensation                          637,417       1,875,100       3,983,847
     Finance costs in connection with conversion
        of stockholder loan into common stock          786,000               -         786,000
     Expenses paid by stockholder                       69,702         355,000         474,140
     Losses on settlements                             229,500         955,069       1,261,284
     Write-down of investment in Infectech, Inc.             -         620,805         620,805
  Changes in operating assets and liabilities:
     (Increase) decrease in other assets                     -         (31,960)        (31,960)
     Increase (decrease) in accounts payable                 -          98,283         123,928
     Increase (decrease) in accrued expenses                 -        (102,230)        (26,392)
                                                  ------------    ------------    ------------
       Net cash used in operating activities                 -      (1,296,229)     (1,400,102)
                                                  ------------    ------------    ------------

Cash flows from investing activities:
  Cash reduction due to deconsolidation of
   Infectech                                                 -          (2,997)         (2,997)
  Cash acquired in acquisition of Infectech                  -               -           3,004
                                                  ------------    ------------    ------------
       Net cash (used in) provided by investing              -          (2,997)              7
         activities                               ------------    ------------    ------------

Cash flows from financing activities:
  Common stock issued for cash                               -         177,650         202,650
  Proceeds from convertible loans                            -          73,000          73,000
  Loans from stockholders                                    -       1,038,513       1,161,513
                                                  ------------    ------------    ------------
       Net cash provided by financing activities             -       1,289,163       1,437,163
                                                  ------------    ------------    ------------

Net increase (decrease) in cash                              -         (10,063)         37,068
Cash - beginning of period                                   -          47,131               -
                                                  ------------    ------------    ------------
Cash - end of period                              $          -    $     37,068          37,068
                                                  ============    ============    ============

Non-cash investing and financing activities:
  Assumption of obligation under license agreement                                $  1,750,000
  Value of shares issued as consideration in
   acquisition of Nutra Pharma, Inc.                                              $    112,500
  Payments of license fee obligation by
   stockholder                                                                    $    208,550
  Conversion of stockholder loan to common stock                                  $    862,012
  Expenses paid by stockholder                    $     69,702    $    355,000    $    474,140
  Loan advances to Bio Therapeutics, Inc. by
   stockholder                                                                    $    629,000
  Value of common stock issued as consideration
   in acquisition of Infectech, Inc.                              $    611,629    $  4,438,796
  Liabilities assumed in acquisition of
   Infectech, Inc.                                                                $    115,586
  Cancellation of common stock                    $      2,055             319    $     14,806
  Value of common stock issued by stockholder to
   third party in connection with settlement      $    229,500                    $    229,500
  Value of common stock issued by stockholder to
   employee for services rendered                                                 $     75,000
  Net deferred taxes recorded in connection with
   Acquisition                                                    $    407,753    $    967,586
  Exchange of stockholder loan for convertible
   loan                                                           $     25,000    $     25,000
  Settlement of stockholder loan in exchange for
   common stock of subsidiary                                     $  1,384,931    $  1,384,931

  See Note F with respect to stockholder funding

-----------------------------------------------------------------------------------------------
See notes to condensed financial statements                                                  4

NUTRA PHARMA CORP.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

NOTE A - COMPANY FORMATION AND BASIS OF PRESENTATION

Nutra Pharma Corp., a development stage company ("Nutra Pharma" or "the
Parent"), is a holding company that owns intellectual property and operations in the biotechnology industry. Nutra Pharma incorporated under the laws of the state of California on February 1, 2000 under the original name, Exotic-Bird.com.

The unaudited consolidated financial statements include the accounts of Nutra
Pharma and its subsidiary, Receptopharm, Inc. (collectively, the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

Prior to September 28, 2004, Nutra Pharma owned a majority interest in
Infectech, Inc. On September 28, 2004, the Company transferred 6,000,000 shares of Infectech, Inc. common stock that it owned to a shareholder of Nutra Pharma to discharge a $1,384,931 demand loan to such shareholder. After the transaction, Nutra Pharma owned approximately 29% of Infectech, Inc's outstanding common shares. As a result, subsequent to September 28, 2004, Nutra
Pharma applies the equity method of accounting to its investment in Infectech,
Inc., and Nutra Pharma's share of Infectech, Inc's earnings or losses are included in its statement of operations as a single amount, which, for the periods presented, was not significant. The consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 include the results of Infectech, Inc. on a consolidated basis. The consolidated balance sheet at September 30, 2004 reflects the deconsolidation of Infectech,
Inc. and includes Nutra Pharma's carrying value of its investment in Infectech,
Inc. as a single amount.

At September 30, 2004, Nutra Pharma owns approximately 30% of Receptopharm,
Inc., and is consolidated with the results of Nutra Pharma as Receptopharm is considered a variable interest entity in which Nutra Pharma absorbs a majority of its expected losses.

A further description of Nutra Pharma's investments in Infectech, Inc. and
Receptopharm, Inc. is discussed in Notes D, E and F.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring net losses and at September 30, 2004 has a working capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. Management intends to raise additional equity capital to continue funding its ongoing operations. If it is not successful in raising additional equity capital, the Company may seek to borrow additional funds from its stockholders. However, there can be no assurances that the Company will raise additional capital or additional loans from its stockholders on terms acceptable to the Company or at all. The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NUTRA PHARMA CORP.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

NOTE B - RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED FINANCIAL STATEMENTS

[1]  Restatement of March 31, 2004 and June 30, 2004 condensed financial statements

The Company is restating its previously issued condensed financial statements for the three months ended March 31, 2004 and for the period from February 1,
2000 (inception) through March 31, 2004. The Company is also restating its previously issued condensed financial statements for the three and six months ended June 30, 2004 and for the period from February 1, 2000 (inception) through
June 30, 2004.

In January 2004, the Company erroneously issued 852,550 shares of its common stock in exchange for 852,550 shares of Infectech. This exchange was made on a one (1) for one (1) basis instead of a one (1) for two (2) basis per the acquisition agreement discussed in Note D herein. On December 20, 2004, the
Company's board of directors adopted a resolution authorizing its transfer agent to cancel the certificates that were issued in error and to reissue new certificates representing the correct amount. As a result of this error, the
Company incorrectly accounted for the issuance of common stock in January 2004.
Management has corrected this error as of the date of the original issuance and will file amended Forms 10-QSB for the periods ending March 31, 2004 and June
30, 2004.

Set forth below is a comparison of the previously reported and restated
condensed statements of operations and condensed balance sheets for the three months ended March 31, 2004.

                                                                        For the Period From
                                                                         February 1, 2000
                                       Three Months Ended              (inception) Through
                                          March 31, 2004                  March 31, 2004
                                   =============================   =============================
                                     Previously                      Previously
                                      Reported       Restated         Reported        Restated
                                   =============   =============   =============   =============
Revenue                            $           0   $           0   $           0   $           0
Costs and expenses                     2,587,894       2,577,648       6,961,842       6,951,596
                                   -------------   -------------   -------------   -------------
Net loss                              (2,587,894)     (2,577,648)     (6,961,842)     (6,951,596)
Loss per common share
 - basic and diluted               $       (0.05)  $       (0.05)
                                   =============   =============

Weighted average shares               49,696,721      49,369,910
outstanding

Balance Sheet Data:
Current assets                           265,327         265,327
Patents and other intangibles,         5,405,377       4,818,564
net
Other assets                              32,290          32,290
                                   -------------   -------------
Total                                  5,702,994       5,116,181

Current liabilities                    1,564,016       1,564,016
Deferred income taxes                    922,152         687,426
                                   -------------   -------------
Total liabilities                      2,486,168       2,251,442
Total stockholders' equity             3,216,826       2,864,739
                                   -------------   -------------
Total                                  5,702,994       5,116,181

NUTRA PHARMA CORP.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Set forth below is a comparison of the previously reported and restated
condensed statements of operations and condensed balance sheets for the three and six months ended June 30, 2004.

                                                                                                  For the Period From
                                                                                                    February 1, 2000
                                    Three Months Ended             Six Months Ended               (inception) Through
                                      June 30, 2004                  June 30, 2004                   June 30, 2004
                              =============================   =============================   =============================
                                Previously                      Previously                      Previously
                                 Reported       Restated         Reported        Restated        Reported        Restated
                              =============   =============   =============   =============   =============   =============
Revenue                       $           0                   $           0   $           0   $           0   $           0
Costs and expenses                  552,590         539,169       3,140,484       3,116,817       7,514,432       7,490,765
Net loss                           (552,590)       (539,169)     (3,140,484)     (3,116,817)     (7,514,432)     (7,490,765)
Loss per common share
 - basic and diluted          $       (0.01)  $       (0.01)  $       (0.06)  $       (0.06)
                              =============   =============   =============   =============

Weighted average shares           50,699,605     50,269,330      48,681,888      48,518,482
outstanding

Balance Sheet Data:
Current assets                                                      128,021         128,021
Patents and other intangibles,                                    5,199,945       4,635,499
net
Other assets                                                         28,817          28,817
                                                              -------------   -------------
Total                                                             5,356,783       4,792,337

Current liabilities                                               1,852,568       1,852,568
Deferred income taxes                                               839,979         614,199
                                                              -------------   -------------
Total liabilities                                                 2,692,547       2,466,767
Total stockholders' equity                                        2,664,236       2,325,570
                                                              -------------   -------------
Total                                                             5,356,783       4,792,337

[2]  Restatement of September 30, 2003 condensed financial statements

The Company is restating its previously issued condensed financial statements for the three and nine months ended September 30, 2003 and for the period from
February 1, 2000 (inception) through September 30, 2003. This restatement relates principally to the accounting treatment applied to stock-based compensation as charges had not previously been recognized for such stock-based transactions.

Set forth below is a comparison of the previously reported and restated
condensed statements of operations and condensed balance sheets.

                                                                                                 For the Period From
                                                                                                  February 1, 2000
                                   Three Months Ended              Nine Months Ended             (inception) Through
                                   September 30, 2003             September 30, 2003             September 30, 2003
                              =============================   =============================   =============================
                                Previously                     Previously                      Previously
                                 Reported       Restated        Reported        Restated       Reported (a)     Restated
                              =============   =============   =============   =============   =============   =============

Revenue                       $           0   $           0   $           0   $           0                   $           0
Costs and expenses                   36,200         350,976        140,022        1,722,619                       3,283,111
Net loss                            (36,200)       (350,976)      (140,022)      (1,722,619)                     (3,283,111)
Loss per common share
 - basic and diluted          $           -   $       (0.01)  $           0   $       (0.05)
                              =============   =============   =============   =============

Balance Sheet Data:
Current assets                                                      819,327               0
Total assets                                                        819,327               0
Current liabilities                                                 142,422          69,703
Total liabilities                                                   142,422          69,703
Total stockholders' equity
   (capital deficit)                                                676,905         (69,703)

(a) The Company did not present this period in its previously filed Form 10-QSB for the quarter ended September 30, 2003 and amendments thereto.

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

With respect to the deconsolidation of Infectech described in Note A, the remaining carrying value of the net deferred tax liability recorded in connection with the acquisition of Infectech was netted against intangible assets.

[3] Loss per share:

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. At
September 30, 2004, the Company has loans that are convertible into 490,000 shares of the Company's common stock. Such securities were not included in the diluted loss per share computation as the effect would be anti-dilutive.

[4] Intangible assets:

Intangible assets, principally patents, are being amortized on a straight-line basis over a period of 7 years. Amortization for the three and nine months ended
September 30, 2004 was approximately $189,000 and $550,000.

The intangible assets were recorded in connection with Nutra Pharma's acquisition of Infectech, Inc., which was treated as a purchase of assets for accounting purposes. In connection with the September 28, 2004 discharge of a shareholder loan discussed in Note A, which resulted in a deconsolidation of
Infectech, Inc., Nutra Pharma's carrying value of its investment in Infectech,
Inc. is presented as a single amount. Substantially all of such carrying value represents intangible assets which will be amortized over their remaining useful lives and will be included in Nutra Pharma's share of Infectech, Inc.'s earnings or losses.

See Notes D and F for further information regarding the Company's investment in
Infectech.

NOTE D - ACQUISITION OF INFECTECH, INC.

On September 19, 2003, the Company entered into an agreement ("Acquisition
Agreement") to acquire up to 100% of the issued and outstanding common stock of
Infectech, Inc., a Delaware corporation ("Infectech"). Infectech is a development stage company based in Sharon, Pennsylvania, which is engaged in the development of diagnostic test kits used for the rapid identification of infectious human and animal diseases. Infectech owns patented technologies, which allow for the rapid detection of disease causing pathogens. Infectech also owns a patented technology designed for use in the bioremediation of contaminated soil and water.

The Acquisition Agreement provided for the acquisition by the Company of up to
100% of the issued and outstanding common stock of Infectech, through an exchange of one (1) share of the Company's common stock for every two (2) shares of Infectech common stock. The Company has recorded the acquisition of Infectech as the purchase of assets, principally patents and other intangibles. The value of the Company's common shares issued in connection with this transaction is
$0.85, which was the market value of the Company's common stock on September 22,
2003, the date the terms of the acquisition were agreed to and announced.

NUTRA PHARMA CORP.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Through December 31, 2003, the Company issued an aggregate of 4,502,549 shares of its common stock in exchange for 9,005,098 shares of Infectech. This initial exchange resulted in the Company owning approximately 58% of the issued and outstanding common stock of Infectech. During the nine months ended September
30, 2004, the Company issued an additional 719,563 shares of its common stock in exchange for 1,439,126 shares of Infectech. These issuances increased the
Company's ownership of Infectech from 58% to 67%. After giving effect to the transfer of 6,000,000 shares of Infectech to satisfy the discharge of a shareholder loan in the amount of $1,384,931, as more fully described in Notes A and F, the Company owned a total of 4,444,224 shares or 29% of the issued and outstanding common stock of Infectech at September 30, 2004.

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

The closing of this transaction was subject to the approval of Receptopharm's board of directors, which was obtained on February 20, 2004. Pursuant to the
Agreement, the Company is acquiring 49.5% of Receptopharm's common equity for
$2,000,000 in cash. Receptopharm intends to use such funds to further research and development, which could significantly impact future results of operations.

The Company is purchasing its 49.5% ownership interest in a series of installments. At September 30, 2004, the Company had funded an aggregate of
$1,000,000 to Receptopharm under the Agreement. Subsequent to September 30, 2004 and through December 10, 2004, the Company funded an additional $250,000 to
Receptopharm, which increased the Company's ownership of Receptopharm to approximately 32%.

Under the terms of the Agreement, the Company was required to complete the entire $2,000,000 funding on October 1, 2004. The Company is currently in discussions with Receptopharm regarding a modification to the Agreement to provide for a new payment schedule for the remaining $750,000 that the Company is required to pay to Receptopharm.

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

NOTE F - SETTLEMENT OF DEMAND LOAN - STOCKHOLDER

From inception to May 2004, the Company funded its ongoing operational costs through unsecured, non-interest bearing, demand loans from certain of its shareholders, which included loans from the Company's former Chairman of the
Board, Zirk Engelbrecht. At June 30, 2004, the balance on the loan due to Mr.
Engelbrecht was $1,384,931. On August 1, 2004, Mr. Engelbrecht assigned the loan to Opus International, LLC, a company that Mr. Engelbrecht claims is controlled by his wife, Marcy Engelbrecht. On or about August 9, 2004, a Managing Member of
Opus International, LLC made a formal demand for repayment of the loan in the amount of $1,384,931.

On September 28, 2004, the Company entered into a settlement agreement with Opus
International, which provided for the following terms:
o    The transfer of 6,000,000 shares of Infectech common stock owned by the
     Company to Opus International, in full and fair settlement of the outstanding debt owed to Opus International;
o    Upon the transfer of the Infectech shares to Opus International, any and all outstanding debt that the Company owed to Opus International was deemed discharged and the Company was released from any and all liability regarding the debt; and
o    The Company accepted the resignation of Mitchell Felder and David C.
     McClelland as directors.

NUTRA PHARMA CORP.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Prior to the settlement, the Company held 10,444,224 shares or 67% of the issued and outstanding shares of Infectech. Subsequent to the transfer of the 6,000,000
Infectech shares to Opus International, the Company held 4,444,224 shares or 29%
of the issued and outstanding shares of Infectech. Accordingly, the Company no longer has a majority controlling interest in Infectech. In connection with the settlement, the Company recorded a loss of $955,069, representing the difference between the Company's carrying value per share of the Infectech common stock and the value of the Infectech common stock ascribed in the settlement ($0.23 per share). In addition, the Company wrote down the carrying value of its remaining investment in Infectech to reflect the value ascribed in the settlement ($0.23 per share), which resulted in an additional charge to operations of $620,805.

NOTE G - CONVERTIBLE LOANS

In June and July 2004, the Company received total proceeds of $98,000 from seven
(7) investors. At the expiration of 90 days, each of the seven investors had the option of: (a) being repaid the amount of their investment together with 15%
interest; (b) converting their investment into shares of the Company's common stock at the price of $0.20 per share, or (c) converting their investment into shares of common stock of Infectech, Inc at the price $0.10 per share. Upon the expiration of the 90-day term, each investor opted to convert their investment into Infectech shares. The Company arranged for a former Infectech officer/director, Robert Ollar, to deliver his own shares of Infectech common stock to the seven investors in full satisfaction of the $98,000 that the investors had lent to the Company. These shares did not have a restrictive legend on the certificates. In exchange for Robert Ollar using his 1,590,133 shares of Infectech, the Company issued him 595,067 shares of its common stock on November 18, 2004. Because there may not have been an available exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended, in connection with the Company's offer and sale of the purportedly unrestricted Infectech shares to these persons, the Company may have violated the registration provisions of the federal securities laws; accordingly, each investor may be entitled to rescission of their investment and the Company may be subject to regulatory actions regarding the offers and sales.

NOTE H - STOCKHOLDERS' EQUITY

On August 4, 2004, the Company received and cancelled 15,000 shares of common stock previously issued in connection with the rescission of the NPI Agreement.

During the quarter ended September 30, 2004, the Company sold 1,045,000 shares of restricted common stock at $.17 per share and received proceeds of $177,650.

During the quarter ended September 30, 2004, the Company issued a total of
1,035,000 shares of restricted common stock to various individuals and companies in exchange for services rendered. These issuances were made at various times throughout the quarter. The Company recorded stock-based compensation expense of
$282,900 to reflect the fair market value of the common stock issued. Fair market value was based on the closing price of the Company's common stock on the date of each grant, which ranged from $0.26 to $0.30.

During the quarter ended September 30, 2004, the Company issued a total of
293,288 shares of restricted common stock in connection with its acquisition of
Infectech, Inc., which was valued at $0.85 per share for a total of $249,295.
This issuance was made in connection with the September 19, 2003 Acquisition
Agreement between the Company and Infectech, Inc.

See Note I-2 for additional issuances of common stock.

NUTRA PHARMA CORP.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

NOTE I - SUBSEQUENT EVENTS

[1] Letter of Intent to Acquire Portage BioMed LLC

On October 28, 2004, the Company entered into a non-binding letter of intent to acquire 100% of the issued and outstanding common stock of Portage BioMed LLC, a biotechnology research company. The proposed terms reflected in the non-binding letter of intent are: (i) beginning on November 1, 2004, the Company will pay
$40,000 per month to Portage BioMed for working capital, until such time that
Portage BioMed generates sufficient cash flow to sustain its operations; (ii)
the Company will issue an aggregate of 1,000,000 shares of its restricted common stock to Portage BioMed's four members in exchange for their shares of
Portage BioMed; (iii) the Company will also issue an aggregate of 550,000 shares of its restricted common stock to Portage BioMed's four members for four consecutive quarters commencing six months from the closing date of the transaction and upon the completion of certain agreed upon quarterly milestones;
and (iv) Rik J. Deitsch, the Company's Chief Executive Officer, will be appointed to Portage BioMed's Board of Directors and one current Portage BioMed
Director will be appointed as a Director of the Company.

As of December 17, 2004 the Company has made payments totaling $20,000 to
Portage BioMed in connection with the letter of intent.

As of December 17, 2004, the Company has not entered into a definitive agreement with Portage BioMed.

[2] Investment in XenaCare LLC

On November 1, 2004, the Company completed an agreement with XenaCare LLC, a healthcare management company engaged in the business of manufacturing and distributing non-prescription pharmaceuticals to physician's offices. This agreement provides that the Company make an investment of up to $250,000 in 15
Site of Cares physician locations to be managed by XenaCare.

As of December 17, 2004, the Company has made payments totaling $50,000 to
XenaCare in connection with this agreement.

[3] Convertible Loans with Registration Rights

In accordance with the terms of completed Subscription Agreements, the Company received total proceeds of $206,750 from four (4) investors on November 2, 2004.
These agreements provide that upon the expiration of a 6 month term from the date of execution, each of the four investors has the option of: (a) being repaid the amount of their investment together with 15% interest per annum; (b)
converting their investment into shares of the Company's common stock at a conversion price of $0.17 per share up to an aggregate of 1,217,942, if all four investors convert; or (c) converting their investment into a number of shares of common stock of the Company equal to the sum of the principal and accrued interest on the note, divided by the conversion price equal to the price which is 35% below (i) the average of the last reported sales prices for the shares of
Common Stock on the NASDAQ National Market, the American Stock Exchange, the
NASDAQ Small Cap Market or the Over-the-Counter Bulletin Board for the 5 trading days immediately prior to such date or (ii) if there has been no sales on any such market on any applicable day, the average of the highest bid and lowest ask prices on such market at the end of any applicable day, or (iii) if the market value cannot be calculated as of such date on any of the foregoing bases, the
Market Price will be at the fair market value as reasonably determined in good faith by our Board of Directors.

Each investor has piggyback registration rights that require the Company to register any shares held by them if the Company voluntarily file a registration statement. Additionally, should an investor decide to convert their investment into shares of common stock, the Company is required to file a registration statement with the Securities and Exchange Commission to register the investor's common stock. Should the Company fail to file the registration statement immediately upon the investor's conversion, the Company is required to issue to each investor, penalty shares of 5,000 shares of common stock per week for every week the registration statement is not filed.

NUTRA PHARMA CORP.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

[4] Additional Issuances of Common Stock

On October 18, 2004, the Company issued a total of 52,025 shares of restricted common stock in connection with its acquisition of Infectech, Inc., which was valued at $0.85 per share for a total of $44,241. This issuance was made in connection with the September 19, 2003 Acquisition Agreement between the Company and Infectech, Inc.

On October 18, 2004, the Company issued a total of 439,200 shares of restricted common stock to one individual and one company in exchange for services rendered. The consulting services were rendered as of September 30, 2004 and accordingly the Company recorded consulting expense of $158,112 at September
30, 2004 to reflect the fair market value of the common stock issued. Fair market value was based on the closing price of the Company's common stock on the date of the grant, which was $0.36.

On November 1, 2004, the Company sold 160,000 shares of restricted common stock at $0.17 per share and received proceeds of $27,200. Also on November 1, 2004, the Company sold 80,000 shares of restricted common stock at $0.25 per share and received proceeds of $20,000.

On November 5, 2004, the Company issued 100,000 shares of restricted common stock to an individual in return for consulting services in connection with an investor relations agreement. The restricted shares were valued at $0.40 per share, which was the closing price on the date of the grant.

On November 18, 2004, the Company issued a total of 3,950 shares of restricted common stock in connection with its acquisition of Infectech, Inc., which was valued at $0.85 per share for a total of $3,358. This issuance was made in connection with the September 19, 2003 Acquisition Agreement between the Company and Infectech, Inc.

On November 18, 2004, the Company issued a total of 595,067 shares of restricted common stock to an individual in exchange for the satisfaction and full release of a $98,000 loan made to the Company [See Note G].

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of
Operations

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements and should be read in conjunction with our financial statements and related notes.
For purposes of this Plan of Operations, Nutra Pharma Corp. is referred to herein as "we," "us," or "our." This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect,"
"may," "should," "anticipates" or similar expressions are intended to identify
"forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties, including: (a) we have experienced recurring net losses and a working capital deficiency which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (c)
our continued operations are dependent upon obtaining equity or other financing and should we be unable to obtain such financing, we will be unable to continue our operations; (d) our inability to retain and attract key personnel could adversely affect our business; (e) we are subject to substantial Federal Drug
Administration and other regulations and related costs which may adversely affect our operations; (f) a market for our potential products may never develop; (g) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (h) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (h) we may be unable to compete against our competitors in the medical device and biopharmaceutical markets since our competitors have superior financial and technical resources than we do; (i) issuance of shares of our common stock to consultants has during this reporting quarter and may in the future have a dilutive effect on the value of our common stock and may negatively effect the trading price of our common stock; (j) our Plan of Operations has been substantially delayed due to lack of financing; (k) our management decisions are made by our Chief Executive Officer, Rik Deitsch; if we lose his services, our operations will be negatively impacted; (l) we have entered into acquisition agreements which were later rescinded, which has delayed and otherwise negatively affected our operations; (m) we are subject to a substantial funding commitment of $750,000 due to Receptopharm in connection with the Receptopharm acquisition agreement and should we fail to meet this commitment, we may lose our ownership interest in Receptopharm and a substantial part of our Plan of
Operations; (n) we no longer have a controlling ownership or management interest in Infectech, Inc., which previously constituted a substantial part of our Plan of Operations and a possible revenue source; and (o) as noted under Part II,
Item 2 and in Note G to our financial statements, we may have violated the registration provisions of the federal securities laws, which may entitle six
(6) of our investors to rescission rights, and otherwise may subject us to regulatory actions.

RECENT DEVELOPMENTS

Portage BioMed Letter of Intent and Related Funding
On October 28, 2004, we entered into a non-binding Letter of Intent with Portage
BioMed LLC, an Ohio Limited Liability Corporation, which is a biotechnology research company. The Letter of Intent provides that subject to the completion of a definitive acquisition agreement, we will purchase 100% of Portage BioMed's common stock from its members, and Portage BioMed will become our wholly owned subsidiary. The proposed terms reflected in the Non-Binding Letter of Intent are:

o    Beginning on November 1, 2004, we will pay $40,000 per month to Portage
     BioMed for working capital, until Portage BioMed generates sufficient cash flow to financially sustain its operations;
o    We will issue an aggregate of 1,000,000 shares of our common stock to
     Portage BioMed's four (4) members in exchange for their shares of Portage
     BioMed;
o    We will also issue an aggregate of 550,000 shares of our common stock to
     Portage BioMed's four (4) members for four consecutive quarters, commencing six months from the closing date of the transaction and upon the completion of certain to be agreed upon quarterly milestones; and
o    Rik J. Deitsch, our Chief Executive Officer, will be appointed to Portage
     BioMed's Board of Directors and one current Portage BioMed Director will be appointed to our Board of Directors.

To date, we have made the following payments to Portage BioMed in connection with this Letter of Intent: (a) $10,000 on November 4, 2004; and (b) $10,000 on
November 12, 2004.

Xenacare Agreement and Related Funding

On November 1, 2004, we completed an agreement with XenaCare LLC, a Delaware
Limited Liability Corporation, which provides (among other things that are more fully explained under Part II, Item 5 of this Form 10QSB), that we will make an investment of up to $250,000 in 15 Site of Care physician locations that will be managed by XenaCare. To date, we have made the following payments totaling
$50,000 to XenaCare in connection with this agreement: (a) $10,000 on October
25, 2004; (b) $15,000 on November 5, 2004; (c) $10,000 on November 12, 2004; (d)
$10,000 on November 19, 2004; and (e) $5,000 on November 30, 2004.

Convertible Loans with Registration Rights

In accordance with the terms of completed Subscription Agreements, we received total proceeds of $206,750 from four (4) investors on November 2, 2004. These agreements provide that upon the expiration of a 6 month term from the date of these agreements, each of the four investors has the option of: (a) being repaid the amount of their investment with 15% interest per annum; (b) converting their investment into shares of our common stock at a conversion price of $0.17 per share, up to an aggregate of 1,217,942 shares if all four investors exercise their conversion rights; or (c) converting their investment into a number of shares of common stock equal to the sum of the principal and accrued interest on the note, divided by the conversion price equal to the price which is 35% below
(i) the average of the last reported sales prices for the shares of Common Stock on the NASDAQ National Market, the American Stock Exchange, the NASDAQ Small Cap
Market or the Over-the-Counter Bulletin Board for the 5 trading days immediately prior to such date or (ii) if there has been no sales on any such market on any applicable day, the average of the highest bid and lowest ask prices on such market at the end of any applicable day, or (iii) if the market value cannot be calculated as of such date on any of the foregoing bases, the Market Price will be at the fair market value as reasonably determined in good faith by our Board of Directors.

Each investor has piggyback registration rights that require us to register any shares held by them if we voluntarily file a registration statement.
Additionally, should an investor decide to convert an investment into shares of our common stock, we are also required to file a registration statement with the
Securities and Exchange Commission to register the investor's common stock.
Should we fail to file the registration statement immediately upon the investor's conversion to our shares, we are required to issue to each investor, penalty shares of 5,000 shares of our common stock per week for every week the registration statement is not filed.

Other Convertible Loans

In June and July 2004, we received total proceeds of $98,000 from seven (7)
investors, who had the right to be repaid in our shares of common stock or shares of common stock of our subsidiary, Infectech, Inc., or be paid 15%
interest on a 90-day note. Each investor elected to receive shares of Infectech stock, which was paid by an Infectech shareholder. Our offers and sales of the
Infectech shares may have violated the registration provisions of the federal securities laws. For a detailed explanation of this matter, please see Part II,
Item 2, "Changes in Securities".

Eno Research and Development, Inc. Agreement

On November 24, 2004, we completed an agreement with Eno Research and
Development, in which Eno Research will attempt to validate Portage BioMed's technology. The terms of this agreement are detailed under Part II, Item 5.

Opus International, LLC Settlement - No Further Controlling Interest in
Infectech

From our inception to May 2004, we funded our ongoing operational costs through unsecured, non-interest bearing, demand loans from certain of our shareholders, which included loans from our former Chairman of the Board, Zirk Engelbrecht. As of our last reporting quarter, June 30, 2004, the balance on the loan due to Mr.
Engelbrecht was $1,384,931. On August 1, 2004, Mr. Engelbrecht assigned the loan to Opus International, LLC, a company that Mr. Engelbrecht claims is controlled by his wife, Marcy Engelbrecht. On or about August 9, 2004, a Managing Member of
Opus International, LLC made a formal demand for repayment of the loan made to us in the amount of $1,384,931. On September 28, 2004, we entered into a settlement agreement with Opus International, which provided for the following terms:
o    We transfer 6,000,000 shares of Infectech common stock owned by us to Opus
     International, in full and fair settlement of the outstanding debt owed to
     Opus International;
o    Upon the transfer of the Infectech shares to Opus International, any and all outstanding debt that we owe to Opus International will be deemed discharged and we will be released from any and all liability regarding that debt; and
o    We will accept the resignation of Mitchell Felder and David C. McClelland as directors.

Prior to the settlement, we held 10,444,224 or 67% of Infectech's issued shares;
after the transfer of the 6,000,000 Infectech shares to Opus International, we held 4,444,224 shares or 29% of Infectech's issued shares. Accordingly, we no longer have a majority controlling interest in Infectech. Additionally, we no longer have a management role in Infectech.

PLAN OF OPERATIONS

We anticipate that our total estimated cash requirements for the next 12 months, pending adequate financing, will include: (a) $370,000 pertaining directly to our own operations; (b) funding of $750,000 for Receptopharm; and (c) $200,000 pertaining to our investment in Xenacare.

Specifically, our planned expenditures pertaining to (a) and (b) are:

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

* Salaries include the following: (a) Chief Executive Officer - $130,000; and
(b) Administrative Assistant - $35,000

FUNDING OF RECEPTOPHARM, INC.

Type Expenditure           Total Expenditure   Monthly Expenditure
---------------------      -----------------   -------------------
Operating Expenses
(Rent, supplies,
 utilities)                   $   100,000          $    8,333
---------------------      -----------------   -------------------
Salaries
(CEO, President,
 Chief Science
 Officer, and
 Administrative
 Assistant)                   $   200,000          $    16,667
---------------------      -----------------   -------------------
Pre-Clinical
Related Consulting            $    80,000          $     6,666
---------------------      -----------------   -------------------
Clinical Studies
(HIV, MS, AMN)                $   370,000          $    30,833
---------------------      -----------------   -------------------

Total:                        $   750,000          $    62,500

FUNDING OF XENACARE

Type Expenditure           Total Expenditure   Monthly Expenditure
---------------------      -----------------   -------------------
Funding of Site of
Cares                         $   200,000          $    16,666

OUR TWELVE-MONTH PLAN OF OPERATIONS PENDING ADEQUATE FINANCING

We intend to accomplish the following regarding our Plan of Operations over the next twelve months.

Receptopharm

Pre-Clinical Related Consulting
Throughout our Plan of Operations, we plan to conduct pre-clinical consulting with various companies that we have agreements with pertaining to Receptopharm's
HIV and Multiple Sclerosis (MS) drugs, which will consist of the following:
o    MS Drug under Development - Microarray analysis is the study of the gene expression of cells. Histoculture is the study of the entire cellular environment. We plan to conduct microarray and histoculture studies and related analysis of the cells of Multiple Sclerosis patients' to ascertain the how certain drugs affect the cells of these patients. We plan to conduct these studies through our agreement with Eno Research and
     Development, a clinical research organization; and
o    HIV Drug under Development - Viral isolates are common mutations of HIV. We plan to conduct these studies through our agreement with Receptopharm.
     Receptopharm, has an agreement with the University of California, San
     Diego, to study the effect of Receptopharm's drug under development on different viral isolates to determine the drug's efficacy in mutated forms of the HIV virus.

Clinical Studies

Adrenomyeloneuropathy (AMN)

Adrenomyeloneuropathy (AMN) is a genetic disorder that affects the central nervous system. The disease causes neurological disability that is slowly progressive over several decades. Throughout our twelve month Plan of Operations and for 6 months thereafter, Receptopharm plans to conduct clinical studies of its Adrenomyeloneuropathy (AMN) drug, which is currently under development. We have an agreement with the Charles Dent Metabolic Unit located in London,
England to conduct a clinical study that consists of:
o    Recruitment of 20 patients with AMN;
o    Administering the Receptopharm's AMN drug under development; and
o    Monitoring patients throughout an 18-month protocol.

The clinical study is classified as a Phase III study and is the final step required for regulatory approval of the drug.

HIV and MS
Receptopharm also plans to conduct clinical studies of its HIV and MS drugs under development. These "Phase II" studies will either prove or disprove the preliminary efficacy of Receptopharms's HIV/MS drugs under development.
Receptopharm will seek to secure agreements with third parties to conduct such clinical studies.

Liquidity and Capital Resources

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal year ended December
31, 2003 since we have experienced recurring net losses and at December 31,
2003, a working capital deficiency. Further, as stated in Note A to our condensed consolidated financial statements included herein, we have experienced recurring net losses, and at September 30, 2004 we have a working capital deficiency that raises substantial doubt about our ability to continue as a going concern.

We have estimated expenses of $1,320,000 pertaining to our twelve month Plan of
Operations or $110,000 of monthly expenditures. Based upon our current cash position at September 30, 2004 as well as our current outstanding obligations, we have insufficient funds to conduct our operations for even one month.

We intend to satisfy our estimated cash requirements of $1,320,000 for our twelve month Plan of Operations pending adequate financing through a private placement of our equity securities or, if necessary, possibly through shareholder loans or traditional bank financing or a debt offering; however, because we are a development stage company with a limited operating history and a poor financial condition, we may be unsuccessful in obtaining shareholder loans, conducting a private placement of equity or debt securities, or in obtaining bank financing. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail our research and development activities, which will negatively impact development of our possible products.
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

Item 3.   Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out by our sole executive officer Rik
Deitsch, who is our chief executive officer and chief financial officer, and a member of our board of directors. Based upon his evaluation, Mr. Deitsch concluded that our disclosure controls and procedures are effective. However,
Mr. Deitsch did recommend to the board of directors that the Company should seek to hire an experienced chief financial officer, which would improve the review process of our controls and procedures.

There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended September 30,
2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities

In June and July 2004, we received total proceeds of $98,000 from seven (7)
investors. At the expiration of 90 days, each of the seven investors had the option of (a) being repaid the amount of their investment with 15% interest, (b)
converting their investment amount into shares of either: (i) our common stock at the price of $0.20 per share, or (ii) shares of Infectech common stock at the price $0.10 per share. Upon the expiration of the 90-day term in November 2004, each investor opted to receive Infectech shares. We arranged for a former
Infectech officer/director/shareholder, Robert Ollar, to deliver his own shares of Infectech common stock to the seven investors in full satisfaction of the
$98,000 that the investors had lent to us. These shares did not have a restrictive legend on the certificates. In exchange for Robert Ollar using his
1,590,133 shares of Infectech we issued him 595,067 shares of our common stock on November 18, 2004.

Because there may not have been an available exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended ("the Act")
in connection with our offer and sale of the purportedly unrestricted Infectech shares to these persons, we may have violated the registration provisions of the federal securities laws; accordingly, each investor may be entitled to rescission of their investment and the Company may be subject to regulatory actions regarding the offers and sales.

In connection with the September 19, 2003 Acquisition Agreement between us and
Infectech, Inc., on September 2, 2004 we issued a total of 293,288 shares of our restricted common stock, valued at $0.85 per share or an aggregate of $249,295, in exchange for 586,576 shares of Infectech, Inc from the following Infectech shareholders. These 293,288 shares were issued to the following individuals: (a)
9,013 shares to John P. Demas, Dr; (b) 6,850 shares to Mark P. Zuppo; (c) 12,500 shares to Leslie Borg; (d) 3,925 shares to John Rudy; (e) 5,000 shares to Jana
Robbins; (f) 3,500 shares to Jay Brick; (g) 25,000 shares to Nancy Doinenfield;

(h) 125,000 shares to Brenda Greer; (i)1,250 shares to James Bailey, Jr.; (j)
15,000 shares to Kevin T. McKnight; (k) 20,750 shares to David Sokol; (l) 10,000 shares to Beverly Beshore; (m) 25,000 shares to Rebecca Rottier; (n) 1,000 shares to Lorraine D. Gabler; (o) 25,000 shares to Martin Horowitz; and (p)
4,500 shares to Amy Perrell. We relied upon Section 4(2) of the Act for the issuances of these shares. We believed Section 4(2) was available because:
o    We are not and were not a blank check company at the time of the offer or sale;
o    All investors were people with business experience and accredited investors as defined by Rule 501 of Regulation D of the Act;
o    All offers and sales of the investment were made privately and no party engaged in any general solicitation or advertising of the proposed investment;
o    Each investor had a preexisting social, personal or business relationship with us and members of our management;
o    Investors were provided with all information sufficient to allow them to make an informed investment decision;
o    Each investor had have the opportunity to inspect our books and records and to verify statements made to induce them to invest;
o    Certificates representing the investment were issued with a restrictive legend indicating the securities represented by the certificate have not been registered; and
o    No party received any transaction-based compensation such as commissions in regard to locating any investor for the venture.

On September 3, 2004, we issued 50,000 shares of our common stock to William R.
Woods in return for due diligence related consulting services that Mr. Woods rendered to us. The restricted shares were valued at $0.26 per share or an aggregate of $13,000. We relied upon Section 4(2) of the Act. We believed
Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Mr. Woods as our consultant.

On September 3, 2004, we issued 120,000 shares of our common stock to Patrick F.
Anglim in return for due diligence related consulting services in connection with an agreement with Anglim Prevention Healthcare. The restricted shares were valued at $0.26 per share or an aggregate of $31,200. We relied upon Section
4(2) of the Act. We believed Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with
Mr. Anglim as our consultant.

On September 3, 2004, we issued 25,000 shares of our common stock to Wade Jordan in return for due diligence related consulting services that Mr. Jordan rendered to us. The restricted shares were valued at $0.26 per share or an aggregate of
$6,500. We relied upon Section 4(2) of the Act. We believed Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Mr. Jordan as our consultant.

On September 3, 2004, we issued 25,000 shares of our common stock to John Dana in return for due diligence related consulting services that Mr. Dana rendered to us in connection with an agreement with Anglim Prevention Healthcare. The restricted shares were valued at $0.26 per share or an aggregate of $6,500. We relied upon Section 4(2) of the Act. We believed Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Mr. Dana as our consultant.

On September 3, 2004, we issued 105,000 shares of our common stock to Michael
Isserman in return for due diligence related consulting services that Mr.
Isserman rendered to us. The restricted shares were valued at $0.26 per share or an aggregate of $27,300. We relied upon Section 4(2) of the Act. We believed
Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Mr. Isserman as our consultant.

On September 3, 2004, we issued 15,000 shares of our common stock to Roth
Enterprises, a Nevada corporation, in return for consulting services provided to us involving medical device marketing analysis. The restricted shares were valued at $0.26 per share or an aggregate of $3,900. We relied upon Section 4(2)
of the Act. We believed Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Neil
Roth who is the sole officer, director and shareholder of Roth Enterprises, and who provided consulting services to us on behalf of Roth Enterprises.

On September 3, 2004, we issued 20,000 shares of our common stock to Ronald A
Thomson in return for due diligence related consulting services that Mr. Thomson rendered to us. The restricted shares were valued at $0.26 per share or an aggregate of $5,200. We relied upon Section 4(2) of the Act. We believed Section
4(2) was available because the offer and sale did not involve a public offering.
We had a pre-existing relationship with Mr. Thomson as our consultant.

On September 3, 2004, we issued 20,000 shares of our common stock to Aleksander
J Rupik in return for due diligence related consulting services that Mr. Rupik rendered to us. The restricted shares were valued at $0.26 per share or an aggregate of $5,200. We relied upon Section 4(2) of the Act. We believed Section
4(2) was available because the offer and sale did not involve a public offering.
We had a pre-existing relationship with Mr. Rupik as our consultant.

On September 3, 2004, we issued 90,000 shares of our common stock to Tan Poh
Huat in return for due diligence related consulting services that Mr. Huat rendered to us. The restricted shares were valued at $0.26 per share or an aggregate of $23,400. We relied upon Section 4(2) of the Act. We believed
Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Mr. Huat as our consultant.

On September 3, 2004, we issued 15,000 shares of our common stock to David M
Isserman in return for consulting services pertaining to website design that Mr.
Isserman rendered to us. The restricted shares were valued at $0.26 per share or an aggregate of $3,900. We relied upon Section 4(2) of the Act. We believed
Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Mr. Isserman as our consultant.

On September 3, 2004, we issued 15,000 shares of our common stock to Steven
Wilson in return for consulting services pertaining to medical device marketing analysis that Mr. Wilson rendered to us. The restricted shares were valued at
$0.26 per share or an aggregate of $3,900. We relied upon Section 4(2) of the
Act. We believed Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Mr. Wilson as our consultant.

On September 3, 2004, we issued 5,000 shares of our common stock to Bruce
Bradley in return for consulting services pertaining to data collection in HIV trials that Mr. Bradley rendered to us. The restricted shares were valued at
$0.26 per share or an aggregate of $1,300. We relied upon Section 4(2) of the
Act. We believed Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Mr. Bradley as our consultant.

On September 3, 2004, we issued 10,000 shares of our common stock to Joseph
Michael Lucas II in return for consulting services pertaining to website marketing that Mr. Lucas rendered to us. The restricted shares were valued at
$0.26 per share or an aggregate of $2,600.

On September 3, 2004, we issued 175,000 shares of our common stock to Cynthia
Kraskow in return for consulting services pertaining to pharmaceutical marketing analysis that Ms. Kraskow rendered to us. The restricted shares were valued at
$0.26 per share or an aggregate of $45,500. We relied upon Section 4(2) of the
Act. We believed Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Mr. Lucas as our consultant.

On September 22, 2004, we sold 1,045,000 shares of our common stock at $0.17 per share or an aggregate of $177,650 to the following six investors: (a) Rashni
Kassett; (b) Dennis Lillie; (c) Michael Peters; (d) Frederick Terens; (e) Brad
Unverferth; and (f) Jason Unverferth. We relied upon Section 4(2) of the
Securities Act of 1933, as amended ("the Act") for the issuances of these shares. We believed Section 4(2) was available because:
o    We are not and were not a blank check company at the time of the offer or sale;
o    All investors were people with business experience and accredited investors as defined by Rule 501 of Regulation D of the Act;
o    All offers and sales of the investment were made  privately and no party engaged in any general solicitation or advertising of the proposed investment;
o    Each investor had a preexisting social, personal or business relationship with us and members of our management;
o    Investors were provided with all  information sufficient to allow them to make an informed investment decision;
o    Each investor had have the opportunity to inspect our books and records and to verify statements made to induce them to invest;
o    Certificates representing the investment were issued with a restrictive legend indicating the securities represented by the certificate have not been registered; and
o    No party received any transaction based compensation such as commissions in regard to locating any investor for the venture.

On September 22, 2004, we issued 100,000 shares of our common stock to Nina
Goldstein in return for consulting services pertaining to pharmaceutical marketing analysis that Ms. Goldstein rendered to us. The restricted shares were valued at $0.30 per share or an aggregate of $30,000. We believed Section 4(2)
was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Ms. Goldstein as our consultant.

On September 22, 2004, we issued 36,000 shares of our common stock to Titor
Associates, a Florida corporation owned and controlled by James Moyles in return for consulting services pertaining to real estate and bioremediation analysis that Titor Associates rendered to us. The restricted shares were valued at $0.30 per share or an aggregate of $10,800. We relied upon Section 4(2) of the Act. We believed Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Mr. Moyles as our consultant.

On September 22, 2004, we issued 34,000 shares of our common stock to FFBC
Retirement Plan in return for consulting services pertaining to bioremediation marketing that FFBC rendered to us. FFBC is a Florida corporation owned and controlled by James Moyles. The restricted shares were valued at $0.30 per share or an aggregate of $10,200. We relied upon Section 4(2) of the Act. We believed
Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Mr. Moyles as our consultant.

On September 22, 2004, we issued 25,000 shares of our common stock to Diane G
Kercher in return for consulting services pertaining to possible acquisitions that Ms. Kercher rendered to us. The restricted shares were valued at $0.30 per share or an aggregate of $7,500. We relied upon Section 4(2) of the Act. We believed Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Mr. Kercher as our consultant.

On September 22, 2004, we issued 150,000 shares of our common stock to Michael J
Isserman in return for consulting services pertaining to pharmaceutical sales &
marketing that Mr. Isserman rendered to us. The restricted shares were valued at
$0.30 per share or an aggregate of $45,000. We relied upon Section 4(2) of the
Act. We believed Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Mr.Isserman as our consultant.

In connection with a September 19, 2003 Acquisition Agreement between us and
Infectech, Inc., on October 18, 2004 we issued a total of 52,025 shares of our common stock, valued at $0.85 per share or an aggregate of $44,221, in exchange for 104,050 shares of Infectech, Inc. These 52,025 shares were issued to the following individuals: (a) 1,500 shares to Andrew A. and Dolores Mignanelli; (b)
30,625 shares to William E. and Rose M. Brest; (c) 1,400 shares to Kenneth E.
Weary; (d) 5,000 shares to Ann L. and James Von Lossberg; (e) 1,250 shares to
Robert Hudock; and 12,250 shares to Martin Gabler. We believed Section 4(2) was available because:
o    We are not and were not a blank check company at the time of the offer or sale;
o    All investors were people with business experience and accredited investors as defined by Rule 501 of Regulation D of the Act;
o    All offers and sales of the investment were made privately and no party engaged in any general solicitation or advertising of the proposed investment;
o    Each investor had a preexisting social, personal or business relationship with us and members of our management;
o    Investors  were provided with all information sufficient to allow them to make an informed investment decision;
o    Each investor had have the opportunity to inspect our books and records and to verify statements made to induce them to invest;
o    Certificates representing the investment were issued with a restrictive legend indicating the securities represented by the certificate  have not been registered; and
o    No party received any transaction based compensation such as commissions in regard to locating any investor for the venture.

On October 18, 2004, we issued 15,000 shares of our common stock to David M
Isserman in return for consulting services pertaining to website design that Mr.
Isserman rendered to us. The restricted shares were valued at $0.36 per share or an aggregate of $5,400. We believed Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Mr.Isserman as our consultant.

On October 18, 2004, we issued 424,200 shares of our common stock to Structured
Management, a Nevada corporation owned and controlled by Shon Conine, in return for consulting services pertaining to business operations and due diligence for potential acquisitions that Structured Management rendered to us. The restricted shares were valued at $0.36 per share or an aggregate of $152,712. We believed
Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Mr. Conine who rendered consulting services to us on behalf of Structured Management.

On November 1, 2004, we sold 160,000 shares of our common stock at $0.17 per share or an aggregate of $27,200 to the following two investors: (a) Rashni
Kassett; and (b) Mark Zack. We relied upon Section 4(2) of the Securities Act of
1933, as amended ("the Act") for the issuances of these shares. We believed
Section 4(2) was available because:
o    We are not and were not a blank check company at the time of the offer or sale;
o    All investors were people with business experience and accredited investors as defined by Rule 501 of Regulation D of the Act;
o    All offers and sales of the  investment were made  privately and no party engaged in any general solicitation or advertising of the proposed investment;
o    Each investor had a preexisting social, personal or business relationship with us and members of our management;
o    Investors were provided with all information sufficient to allow them to make an informed investment decision;
o    Each investor had have the opportunity to inspect our books and records and to verify statements made to induce them to invest;
o    Certificates representing the investment  were issued with a restrictive legend indicating the securities represented by the certificate have not been registered; and
o    No party received any transaction based compensation such as commissions in regard to locating any investor for the venture.

On November 1, 2004, we sold 80,000 shares of our common stock at $0.25 per share or an aggregate of $20,000 to the following two investors: (a) Mike
Bannister; and (b) Dean Nunneley. We relied upon Section 4(2) of the Securities
Act of 1933, as amended ("the Act") for the issuances of these shares. We believed Section 4(2) was available because:
o    We are not and were not a blank check company at the time of the offer or sale;
o    All investors were people with business experience and accredited investors as defined by Rule 501 of Regulation D of the Act;
o    All offers and sales of the investment were made  privately and no party engaged in any general solicitation or advertising of the proposed investment;
o    Each investor had a preexisting social, personal or business relationship with us and members of our management;
o    Investors  were provided with all  information sufficient to allow them to make an informed investment decision;
o    Each investor had have the opportunity to inspect our books and records and to verify statements made to induce them to invest;
o    Certificates representing the investment were issued with a restrictive legend indicating the securities represented by the certificate have not been registered; and
o    No party received any transaction based compensation such as commissions in regard to locating any investor for the venture.

On November 5, 2004, we issued 100,000 shares of our common stock to Kevin Leigh in return for consulting services in connection with an investor relations agreement with Investor-Gate.com. The restricted shares were valued at $0.40 per share or an aggregate of $40,000.

In connection with a September 19, 2003 Acquisition Agreement between us and
Infectech, Inc., on November 18, 2004 we issued a total of 3,950 shares of our common stock, valued at $0.85 per share or an aggregate of $3,358, in exchange for 7,900 shares of Infectech, Inc. We relied upon Section 4(2) of the
Securities Act of 1933, as amended ("the Act") for the issuances of these shares. We believed Section 4(2) was available because:
o    We are not and were not a blank check company at the time of the offer or sale;
o    All investors were people with business experience and accredited investors as defined by Rule 501 of Regulation D of the Act;
o    All offers and sales of the investment were made privately and no party engaged in any general solicitation or advertising of the proposed investment;
o    Each investor had a preexisting social, personal or business relationship with us and members of our management;
o    Investors were provided with all information sufficient to allow them to make an informed investment decision;
o    Each investor had have the opportunity to inspect our books and records and to verify statements made to induce them to invest;
o    Certificates representing the investment were issued with a restrictive legend  indicating the securities represented by the certificate have not been registered; and
o    No party received any transaction based compensation such as commissions in regard to locating any investor for the venture.

The 3,950 shares were issued as follows: (a) 2,950 shares were issued to
Ladybird Futures; (b) 1,000 shares were issued to Martin Gabler.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

Completed Agreements

Agreement with Eno Research and Development, Inc.

On November 24, 2004, we completed an agreement with Eno Research and
Development in which Eno Research, for a one-year period, agrees to conduct research on Portage BioMed's drug delivery technology. In return for these services, we agreed to pay Eno Research: (a) $32,000 for Phase I of this study, which we paid on November 24, 2004; and (b) $35,000 for Phase II of the study.

Agreement with XenaCare

On November 1, 2004, we completed an agreement with XenaCare LLC, a healthcare management services and product company that engages in the business of manufacturing and distributing non-prescription pharmaceuticals to physician's offices. This agreement provides that we will make an investment of up to
$250,000 in 15 Site of Cares physician location to be managed by XenaCare.

This agreement provides that we will invest $16,668 in each Site of Care, which will be managed by XenaCare, which is identified in the agreement as the
"Manager". The agreement further provide that any returns on our investment will be used to purchase additional investments in site cares, until such time that we provide written notice that we will receive returns directly rather than invest in further site cares.

Agreement with Investor-Gate.com

On October 8, 2004, we completed an agreement with Investor-Gate.com to provide us with certain investor relations and financial communication services, including: (a) distribution of financial and general press releases; (b) if needed, drafting of a corporate profile for distribution to our shareholders and the public; (c) profiling us and providing links to our website hosted by
Investor-Gate.com's financial website; (d) handling new and existing investors through personal contact via phone, fax and computer; (e) setting up broker presentations utilizing a variety of shows funded by us; and (f) introducing us to the financial brokerage community and investors. In return for these services, we agree to pay 100,000 shares of our restricted stock, which we issued to Investor-Gate.com's Chief Executive Officer on November 5, 2004.

Collateralized Stock/Possible Change in Control

As we previously disclosed in our 10-QSB for the period ending June 30, 2004, during late June 2004, we received copies of correspondence from our former corporate counsel addressed to our transfer agent in which our former corporate counsel issued a Rule 144 opinion regarding a certain stock certificate representing Opus International's ownership of 11,692,556 shares of our common stock. In that correspondence, our former corporate and securities counsel represented that "he is the attorney for Nutra Pharma Corp and Opus
International, LLC" and that Credito Antigiano Bank (an Italy based financial institution) "has requested our opinion with respect to whether it may publicly sell without registration the above referenced stock certificate" representing
11,692,556 shares. Our Chief Executive Officer instructed our transfer agent not to issue the share certificate to Credito Antigiano Bank.

Although it appeared at the time of our discovery of this matter that the stock certificate had been pledged as collateral with Credito Antigiano Bank, our former corporate counsel claims that on or about December 1, 2002 this stock certificate was rather pledged as collateral with Clarisco Stiftung, a
Switzerland-based Company, in connection with a $2.5 million loan made by that
Switzerland Company to Opus International, LLC. Because these shares since March
20, 2002 have represented approximately 22 to 23% of our outstanding shares of common stock, this is a greater share percentage than any of our other shareholders, and the risk of loss of those shares upon a loan default, would result in a change in control to that Swiss company. Alternatively, if the
Switzerland based company assigned the loan to the Italy based financial institution, the risk of loss of those shares upon a loan default, would result in a change in control to that Italy based financial institution. Although we have made preliminary inquires regarding these matters and received verbal representations from Zirk Engelbrecht on behalf of Opus International, we have not received sufficient documentation to verify representations made to us by
Zirk Engelbrecht. Accordingly, we plan to investigate these matters further in an attempt to determine the status of these shares and whether such a change in control would occur in the event of a loan default, and what foreign financial institution would assume control over the shares.

Item 6.   Exhibits

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

    3.1   Certificate of Incorporation dated February 1, 2000 (i)
    3.2   Certificate of Amendment to Articles of Incorporation dated July 5,
          2000 (i)
    3.3   Certificate of Amendment to Articles of Incorporation dated October
          31, 2001 (ix)
    3.4   Bylaws of the Company (i)
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
          September 27, 2002 (v)
   10.7   Acquisition Agreement dated September 19, 2003 between Nutra Pharma
          Corp. and Infectech, Inc. (vi)
   10.8   Acquisition Agreement between Nutra Pharma Corp. and Receptopharm,
          Inc. dated February 20, 2004 (vii)
   10.9   Settlement Agreement dated September 28, 2004 between Opus
          International, LLC
   10.10  Agreement with XenaCare
   10.11  Agreement with Eno Research and Development, Inc.
   10.12  Agreement with Investor-Gate.com
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

                                                                         27

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

Dated:   December 21, 2004