Form 10QSB/A
period 2004-03-31
NUTRA PHARMA CORP
filed 2005-02-11
CIK 1119643

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

There were 50,275,152 shares of Common Stock outstanding as of March 31, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]
--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION

NUTRA PHARMA CORP.
(A Development Stage Company)

Condensed Consolidated Balance Sheets - Unaudited

                                                                  March 31,
                                                       ---------------------------
                                                           2003           2004
                                                       ------------   ------------
                                                        As Restated
                                                       (See Note B)
ASSETS
Current assets:
   Cash                                                $          -   $    265,327
                                                       ------------   ------------

      Total current assets                                        -        265,327

Patents and other intangibles, net                                -      4,818,564
Other assets                                                      -         32,290
                                                       ------------   ------------

                                                       $          -   $  5,116,181
                                                       ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities:
   Accounts payable                                    $          -   $    196,874
   Accrued expenses                                               -        212,968
   Demand loan - stockholder                                881,625      1,154,174
                                                       ------------   ------------

      Total current liabilities                             881,625      1,564,016

Deferred income taxes                                             -        687,426
                                                       ------------   ------------

      Total liabilities                                     881,625      2,251,442
                                                       ------------   ------------

Commitments and contingencies

Stockholders' equity (capital deficit):
   Common stock, $0.001 par value, 2.0 billion shares
     authorized, 32,272,000 and 50,275,152
     shares outstanding at March 31, 2003 and 2004
     respectively                                            32,273         50,275
   Additional paid-in capital                             1,135,158      9,766,060
   Deficit accumulated during the development stage      (2,049,056)    (6,951,596)
                                                       ------------   ------------

                                                           (881,625)     2,864,739
                                                       ------------   ------------

                                                       $          -   $  5,116,181
                                                       ------------   ------------

See notes to financial statements                                               1
----------------------------------------------------------------------------------

NUTRA PHARMA CORP.
(A Development Stage Company)

Condensed Consolidated Statements of Operations - Unaudited

                                                                               For the
                                                                             Period From
                                                                             February 1,
                                                                                2000
                                                                             (Inception)
                                                  Quarter Ended March 31,      Through
                                                --------------------------    March 31,
                                                    2003          2004          2004
                                                ------------  ------------  ------------
                                                 As Restated
                                                (See Note B)

Revenue                                         $          -  $          -  $          -
                                                ------------  ------------  ------------
Costs and expenses:
   General and administrative                        259,063     1,732,488     4,165,731
   Research and development                                -       738,495       738,495
   Write-off of advances to potential acquiree             -             -       629,000
   Finance costs                                           -             -       786,000
   Amortization of license agreement                       -             -       155,210
   Amortization of intangibles                             -       177,775       284,908
   Losses on settlements                             229,500             -       306,215
                                                ------------  ------------  ------------

      Total costs and expenses                       488,563     2,648,758     7,065,559
                                                ------------  ------------  ------------

Net loss before provision (benefit) for
   income taxes                                            -    (2,648,758)   (7,065,559)
Provision (benefit) for income taxes                       -       (71,110)     (113,963)
                                                ------------  ------------  ------------

Net loss                                        $   (488,563) $ (2,577,648) $ (6,951,596)
                                                ------------  ------------  ------------

Loss per common share - basic and diluted       $      (0.02) $      (0.05)
                                                ------------  ------------

Weighted average common shares
   outstanding                                    32,534,222    49,369,910
                                                ------------  ------------

See notes to financial statements                                                     2
----------------------------------------------------------------------------------------

NUTRA PHARMA CORP.
(A Development Stage Company)

Condensed Consolidated Statements of Changes in Stockholders' Equity
(Capital Deficit) - Unaudited

                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                                   Common Stock       Paid-in    Development
                                Shares    Par Value   Capital       Stage        Total
                              ----------  ---------  ----------  -----------  -----------
Balance - December 31, 2003   47,668,877     47,669   7,814,132   (4,373,948)   3,487,853
Issuance of common stock
 in exchange for services
 ($.59 to $.66 per share)      2,480,000      2,480   1,589,720            -    1,592,200
Cancellation of common
 stock issued in connection
 with rescission of
 acquisition                    (180,000)      (180)        180            -            -
Cancellation of common
 stock issued in
 connection with
 settlement with third
 parties                        (120,000)      (120)        120            -            -
Issuance of common stock
 in connection with
 acquisition ($.85 per           426,275        426     361,908            -      362,334
 share)
Net loss                               -          -           -   (2,577,648)  (2,577,648)
                              ----------  ---------  ----------  -----------  -----------

Balance - March 31, 2004      50,275,152  $  50,275  $9,766,060  $(6,951,596) $ 2,864,739
                              ----------  ---------  ----------  -----------  -----------

See notes to financial statements                                                      3
-----------------------------------------------------------------------------------------

NUTRA PHARMA CORP.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows - Unaudited

                                                                                   For the
                                                                                 Period From
                                                                                 February 1,
                                                                                    2000
                                                                                 (Inception)
                                                                                  Through
                                                     Quarter Ended March 31,      March 31,
                                                      2003           2004           2004
                                                  ------------   ------------   ------------
Cash flows from operating activities:
  Net loss                                        $   (488,563)  $ (2,577,648)  $ (6,951,596)
                                                  ------------   ------------   ------------
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Deferred taxes                                           -        (71,110)      (113,963)
    Amortization of intangibles                              -        177,775        284,908
    Amortization of license agreement                        -              -        155,210
    Write-off of advances to potential acquiree              -              -        629,000
    Stock-based compensation                           239,450      1,592,200       3,700,947
    Finance costs in connection with conversion
      of stockholder loan into common stock                  -              -        786,000
    Expenses paid by stockholder                        19,613        355,000        474,140
    Losses on settlements                              229,500              -        306,215
  Changes in operating assets and
  liabilities:
     (Increase) decrease in other assets                     -        (32,290)       (32,290)
     Increase (decrease) in accounts payable                 -         55,643         81,288
     Increase (decrease) in accrued expenses                 -        137,130        212,968
                                                  ------------   ------------   ------------
       Net cash used in operating activities                 -       (363,300)      (467,173)
                                                  ------------   ------------   ------------

Cash flows from investing activities:
 Cash acquired in acquisition of Infectech                   -              -          3,004
                                                  ------------   ------------   ------------
       Net cash provided by investing activities             -              -          3,004
                                                  ------------   ------------   ------------

Cash flows from financing activities:
  Common stock issued for cash                               -              -         25,000
  Loan from stockholder                                      -        581,496        704,496
                                                  ------------   ------------   ------------
       Net cash provided by financing activities             -        581,496        729,496
                                                  ------------   ------------   ------------

Net increase in cash                                         -        218,196        265,327
Cash - beginning of period                                   -         47,131              -
                                                  ------------   ------------   ------------
Cash - end of period                              $          -   $    265,327   $    265,327
                                                  ------------   ------------   ------------

Non-cash investing and financing activities:
  Assumption of obligation under license agreement                              $  1,750,000
  Value of shares issued as consideration in
   acquisition of Nutra Pharma, Inc.                                            $    112,500
  Payments of license fee obligation by
   stockholder                                                                  $    208,550
  Conversion of stockholder loan to common stock                                $    862,012
  Expenses paid by stockholder                    $     19,613   $    355,000   $    474,140
  Loan advances to Bio Therapeutics, Inc. by
   stockholder                                                                  $    629,000
  Value of common stock issued as consideration
   in acquisition of Infectech, Inc.                             $    362,334   $  4,189,501
  Liabilities assumed in acquisition of
   Infectech, Inc.                                                              $    115,586
  Cancellation of common stock                    $      1,055   $        180   $     14,667
  Value of common stock issued by stockholder
   to third party in connection with settlement   $    229,500                  $    229,500
  Value of common stock issued by stockholder
   to employee for services rendered                                            $     75,000
  Net deferred taxes recorded in connection
   with acquisition                                              $    241,556   $    801,389
   See Note F with respect to stockholder funding

See notes to financial statements                                                         4
--------------------------------------------------------------------------------------------

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
(collectively "the Company"). At March 31, 2004, the Company owned approximately
63% of Infectech, Inc. (see Note D) and 29% of ReceptoPharm, Inc. (see Note E).
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

[1] Restatement of March 31, 2004 condensed financial statements:

The Company is restating its previously issued condensed financial statements for the three months ended March 31, 2004 and for the period from February 1,
2000 (inception) through March 31, 2004.

In January 2004, the Company erroneously issued 852,550 shares of its common stock in exchange for 852,550 shares of Infectech. This exchange was made on a one (1) for one (1) basis instead of a one (1) for two (2) basis per the acquisition agreement discussed in Note D herein. In January 2004, the Company sent correspondence to those shareholders that had been issued the 852,550 shares in error, requesting that they return the certificates representing the shares issued in error to the Company for cancellation and in their stead receive new certificates reflecting the correct share amount. On December 20,
2004, the Company's Board of Directors adopted a resolution authorizing its transfer agent to cancel the certificates that were issued in error and to reissue new certificates representing the correct share amount. The transfer agent refused to cancel the certificates issued in error, stating that they required physical possession of the certificates to effect cancellation;
however, the transfer agent suggested that while we were still attempting to obtain the certificates issued in error from these shareholders, that we should issue stop transfer instructions to the transfer agent regarding those certificates, which we did in January 2005. As a result of the error, the
Company incorrectly accounted for the issuance of common stock in January 2004.

Management has corrected this error by accounting for the issuance of 426,275 shares, which is the number of shares that should have been issued in the one for two exchange in connection with the Infectech agreement.

[2] Restatement of March 31, 2003 condensed financial statements:

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

                                                         For the Period From
                                                           February 1, 2000
                                    Quarter Ended        (inception) Through
                                   March 31, 2003           March 31, 2003
                              ----------------------   -----------------------
                              Previously               Previously
                               Reported    Restated     Reported     Restated
                              ----------  ----------   ----------  -----------
Revenue                       $        0  $        0   $        0  $         0
Costs and expenses                     0     488,563       97,033   (2,049,055)
Net (loss) income                      0    (488,563)     (97,033)  (2,049,055)
(Loss) income per common
   share - basic and diluted           0       (0.02)

Current assets                   872,327           0
Total assets                     872,327           0
Current liabilities              917,410     881,625
Total liabilities                917,410     881,625
Total stockholders' equity
   (capital deficit)             (45,083)   (881,625)

                                                                              5
--------------------------------------------------------------------------------

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

[4] Intangible assets:

Intangible assets, principally patents, are being amortized on a straight-line basis over a period of 7 years. Amortization for the three months ended March
31, 2004 amounted to $177,775. Annual amortization amounts to approximately
$800,000.

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

In January 2004, the Company issued an additional 426,275 shares of its common stock in exchange for 852,550 share of Infectech common stock, which increased the Company's ownership of Infectech to 63%. (See Note B[1])

The Company has recorded the acquisition of Infectech as the purchase of assets, principally patents and other intangibles. The value of the Company's common shares issued in connection with this transaction is $4,189,501. The market value of the Company's common stock was based on the closing price of $0.85 on
September 22, 2003, the date the terms of the acquisition were agreed to and announced.

In December 2003, two of the former principal stockholders of Infectech became directors of the Company.

                                                                              6
--------------------------------------------------------------------------------

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

Subsequent to March 31, 2004, the Company funded an additional $100,000 to
ReceptoPharm which increased the Company's ownership percentage to approximately
31%.

For accounting purposes, the Company is treating its capital investment in
ReceptoPharm as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of
ReceptoPharm's potential drug candidates, such amounts are being charged to expense as incurred by ReceptoPharm since ReceptoPharm presently has no ability to fund these activities. In these circumstances, ReceptoPharm is considered a variable interest entity and has been consolidated. During the quarter ended
March 31, 2004, the Company recognized research and development expenses of
$738,495 in connection with its investment and ReceptoPharm's underlying activities.

NOTE F - DEMAND LOAN - STOCKHOLDER

Since its inception, the Company has not generated any revenues. The Company has funded its ongoing operational costs through loans from a stockholder. This stockholder is a former officer and director of the Company. The loans are non-interest bearing and are payable on demand. At March 31, 2004, the Company owed the stockholder $1,154,174.

NOTE G - STOCKHOLDERS' EQUITY

In the fourth quarter of 2003, the Company issued a total of 4,502,549 shares of common stock in connection with its acquisition of Infectech, Inc., which was valued at $3,827,167. In January 2004, the Company issued an additional 426,275 shares of common stock which was valued at $362,334. (See Note B[1])

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

                                                                              7
--------------------------------------------------------------------------------

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

During the next twelve months, the Company's plan is to finance the continued
research and product development activities of its two subsidiaries Infectech and ReceptoPharm. The Company does not anticipate that either Infectech or
ReceptoPharm will generate revenues in the next twelve months and that additional funds will be needed to support their respective research and development activities. ReceptoPharm is planning to purchase additional laboratory equipment estimated to cost $200,000. ReceptoPharm also plans to hire two additional scientific research personnel. The Company believes that the additional $1,100,000 that it is obligated to pay to ReceptoPharm is sufficient to allow for ReceptoPharm to complete its preparation for, and to initiate a
Phase II human clinical trial for its HIV drug. However, there can be no assurances that $1,100,000 is a sufficient amount, or that ReceptoPharm will be successful in initiating a Phase II clinical trial in the next twelve months, if at all.

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

                                                                              8
--------------------------------------------------------------------------------

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
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

                                                                              9
--------------------------------------------------------------------------------

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

                                                                             10
--------------------------------------------------------------------------------

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

NUTRA PHARMA CORP.

/s/  Rik J. Deitsch

Rik J. Deitsch, Chairman, President
Chief Executive Officer and Chief Financial Officer

Dated: February 11, 2005
                                                                             11