Form 10QSB/A
period 2004-06-30
NUTRA PHARMA CORP
filed 2005-02-11
CIK 1119643

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

There were 50,271,152 shares of Common Stock outstanding as of August 26, 2004.

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
                                                        As Restated
                                                        (See Note B)
ASSETS
Current assets:
   Cash                                                $          -   $     128,021
                                                       ------------   -------------

      Total current assets                                        -         128,021

Patents and other intangibles, net                                -       4,635,499
Other assets                                                      -          28,817
                                                       ------------   -------------

                                                       $          -   $   4,792,337
                                                       ============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities:
   Accounts payable                                    $          -   $     249,930
   Accrued expenses                                               -          16,007
   Demand loans - stockholders                               41,693       1,586,631
                                                       ------------   -------------

      Total current liabilities                              41,693       1,852,568

Deferred income taxes                                             -         614,199
                                                       ------------   -------------

      Total liabilities                                      41,693       2,466,767
                                                       ------------   -------------

Commitments and contingencies

Stockholders' equity (capital deficit):
   Common stock, $0.001 par value, 2.0 billion shares
    authorized, 41,572,000 and 50,271,152 shares
    outstanding at June 30, 2003 and 2004 respectively       41,573          50,271
   Additional paid-in capital                             2,848,869       9,766,064
   Deficit accumulated during the development stage      (2,932,135)     (7,490,765)
                                                       ------------   -------------

                                                            (41,693)      2,325,570
                                                       ------------   -------------

                                                       $          -   $   4,792,337
                                                       ============   =============

-----------------------------------------------------------------------------------
See notes to condensed financial statements                                      1

NUTRA PHARMA CORP.
(A Development Stage Company)

Condensed Consolidated Statements of Operations - Unaudited

                                                                                                    For the
                                                                                                  Period From
                                                                                                  February 1,
                                                                                                      2000
                                                                                                  (Inception)
                                                                                                    Through
                                       Three Months Ended June 30,   Six Months Ended June 30,      June 30,
                                       --------------------------   --------------------------   ------------
                                            2003          2004           2003          2004          2004
                                       ------------  ------------   ------------  ------------   ------------
                                        As Restated                  As Restated
                                        (See Note B)                 (See Note B)

Revenue                                $          -  $          -   $          -  $          -   $          -
                                       ------------  ------------   ------------  ------------   ------------

Costs and expenses:
   General and administrative                97,080       224,161        356,143     1,956,649      4,389,892
   Research and development                       -       205,169              -       943,664        943,664
   Write-off of advances to potential             -             -              -             -        629,000
    acquiree
   Finance costs                            786,000             -        786,000             -        786,000
   Amortization of license agreement              -             -              -             -        155,210
   Amortization of intangibles                    -       183,066              -       360,841        467,974
   Losses on settlements                          -             -        229,500             -        306,215
                                       ------------  ------------   ------------  ------------   ------------

      Total costs and expenses              883,080       612,396      1,371,643    (3,261,154)     7,677,955
                                       ------------  ------------   ------------  -------------  ------------

Net loss before provision (benefit)
  for income taxes                                -      (612,396)             -    (3,261,154)    (7,677,955)
Provision (benefit) for income taxes              -       (73,227)             -      (144,337)      (187,190)
                                       ------------  -------------  ------------  -------------  ------------

Net loss                               $   (883,080) $   (539,169)  $ (1,371,643) $ (3,116,817)  $ (7,490,765)
                                       ============  ============   ============  ============   ============

Loss per common share - basic and      $      (0.03) $      (0.01)  $      (0.04) $      (0.06)
  diluted                              ============  ============   ============  ============

Weighted average common shares
   outstanding                           34,553,111    50,273,330     33,548,958    48,518,482
                                       ============  ============   ============  ============

-------------------------------------------------------------------------------------------------------------
See notes to condensed financial statements                                                                2

NUTRA PHARMA CORP.
(A Development Stage Company)

Condensed Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) - Unaudited

                                                                                   Deficit
                                                                                 Accumulated
                                                                    Additional    During the
                                               Common Stock          Paid-in     Development
                                            Shares    Par Value      Capital        Stage         Total
                                         -----------  ---------   ------------   ------------  -----------
Balance - December 31, 2003               47,668,877     47,669      7,814,132     (4,373,948)   3,487,853
Issuance of common stock in exchange
   for services ($.59 to $.66 per share)   2,480,000      2,480      1,589,720              -    1,592,200
Cancellation of common stock issued
   in connection with rescission of
   Acquisition                              (180,000)      (180)           180              -            -
Cancellation of common stock issued
   in connection with settlement with
   third parties                            (120,000)      (120)           120              -            -
Issuance of common stock in connection
   with acquisition ($.85 per share)         426,275        426        361,908              -      362,334
Net loss                                           -          -              -     (2,577,648)  (2,577,648)
                                         -----------  ---------   ------------   ------------  -----------

Balance - March 31, 2004                  50,275,152     50,275      9,766,060     (6,951,596)   2,864,739
Cancellation of common stock issued
   in connection with rescission of
   Acquisition                                (4,000)        (4)             4              -            -
Net loss                                           -          -              -       (539,169)    (539,169)
                                         -----------  ---------   ------------   ------------  -----------

Balance - June 30, 2004                   50,271,152  $  50,271   $  9,766,064   $ (7,490,765) $ 2,325,570
                                         ===========  =========   ============   ============  ===========

----------------------------------------------------------------------------------------------------------
See notes to condensed financial statements                                                             3

NUTRA PHARMA CORP.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows - Unaudited

                                                                                    For the
                                                                                  Period From
                                                                                  February 1,
                                                                                     2000
                                                                                  (Inception)
                                                                                    Through
                                                    Six Months Ended June 30,       June 30,
                                                  ---------------------------    ------------
                                                       2003           2004            2004
                                                  ------------   ------------    ------------
Cash flows from operating activities:
  Net loss                                        $ (1,371,643)  $ (3,116,817)   $ (7,490,765)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Deferred taxes                                           -       (144,337)       (187,190)
    Amortization of intangibles                              -        360,841         467,974
    Amortization of license agreement                        -              -         155,210
    Write-off of advances to potential acquiree              -              -         629,000
    Stock-based compensation                           314,450      1,592,200       3,700,947
    Finance costs in connection with conversion
       of stockholder loan into common stock           786,000              -         786,000
    Expenses paid by stockholder                        41,693        355,000         474,140
    Losses on settlements                              229,500              -         306,215
  Changes in operating assets and liabilities:
    (Increase) decrease in other assets                      -        (28,817)        (28,817)
    Increase (decrease) in accounts payable                  -        108,699         134,344
    Increase (decrease) in accrued expenses                  -        (59,831)         16,007
                                                  ------------   ------------    ------------
      Net cash used in operating activities                  -       (933,062)     (1,036,935)
                                                  ------------   ------------    ------------

Cash flows from investing activities:
  Cash acquired in acquisition of Infectech                  -              -           3,004
                                                  ------------   ------------    ------------
      Net cash provided by investing activities              -              -           3,004
                                                  ------------   ------------    ------------

Cash flows from financing activities:
  Common stock issued for cash                               -              -          25,000
  Loans from stockholders                                    -      1,013,952       1,136,952
                                                  ------------   ------------    ------------
      Net cash provided by financing activities              -      1,013,952       1,161,952
                                                  ------------   ------------    ------------

Net increase in cash                                         -         80,890         128,021
Cash - beginning of period                                   -         47,131               -
                                                  ------------   ------------    ------------
Cash - end of period                              $          -   $    128,021    $    128,021
                                                  ============   ============    ============

Non-cash investing and financing activities:
  Assumption of obligation under license
     agreement                                                                   $  1,750,000
  Value of shares issued as consideration in
     acquisition of Nutra Pharma, Inc.                                           $    112,500
  Payments of license fee obligation by
     stockholder                                                                 $    208,550
  Conversion of stockholder loan to common stock                                 $    862,012
  Expenses paid by stockholder                    $     41,693   $    355,000    $    474,140
  Loan advances to Bio Therapeutics, Inc. by
     stockholder                                                                 $    629,000
  Value of common stock issued as consideration
     in acquisition of Infectech, Inc.                           $    362,334    $  4,189,501
  Liabilities assumed in acquisition of
     Infectech, Inc.                                                             $    115,586
  Cancellation of common stock                    $      2,055   $        304    $     14,791
  Value of common stock issued by stockholder
     to third party in connection with
     settlement                                   $    229,500                   $    229,500
  Value of common stock issued by stockholder
     to employee for services rendered                                           $     75,000
  Net deferred taxes recorded in connection
     with Acquisition                                            $    241,556    $    801,389
  See Note F with respect to stockholder funding

---------------------------------------------------------------------------------------------
See notes to condensed financial statements                                                4

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

[1] Restatement of June 30, 2004 condensed financial statements

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
however, the transfer agent suggested that while we were still attempting to obtain the certificates issued in error from these shareholders, that we should issue stop transfer instructions to the transfer agent regarding those certificates, which we did in January 2005. As a result of the error described above, the Company incorrectly accounted for the issuance of common stock in
January 2004.

Management has corrected this error by accounting for the issuance of 426,275 shares, which is the number of shares that should have been issued in the one for two exchange in connection with the Infectech agreement.

[2] Restatement of June 30, 2003 condensed financial statements

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

[4] Intangible assets:

Intangible assets, principally patents, are being amortized on a straight-line basis over a period of 7 years. Amortization for the three and six months ended
June 30, 2004 was $183,066 and $360,841 respectively. Annual amortization amounts to approximately $800,000.

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

In January 2004, the Company issued an additional 426,275 shares of its common stock in exchange for 852,550 shares of Infectech common stock, which increased the Company's ownership of Infectech to 63%.

--------------------------------------------------------------------------------
                                                                              6

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
--------------------------------------------------------------------------------
                                                                              7

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
--------------------------------------------------------------------------------
                                                                              8

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

--------------------------------------------------------------------------------
                                                                              9

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

--------------------------------------------------------------------------------
                                                                             10

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

--------------------------------------------------------------------------------
                                                                             11

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

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

In connection with a September 19, 2003 Acquisition Agreement between us and
Infectech, Inc., in January 2004, the Company erroneously issued 852,550 shares of its common stock in exchange for 852,550 shares of Infectech. This exchange was made on a one (1) for one (1) basis instead of a one (1) for two (2) basis per the acquisition agreement discussed in Note D herein. As previously described in Note B, in January 2004, the Company sent correspondence to those shareholders that had been issued the 852,550 shares in error, requesting that the Shareholders return the certificates representing the shares issued in error to the Company for cancellation and in their stead receive new certificates reflecting the correct share amount. On December 20, 2004, the Company's Board of Directors adopted a resolution authorizing its transfer agent to cancel the certificates that were issued in error and to reissue new certificates representing the correct share amount. The transfer agent refused to cancel the certificates issued in error, stating that they required physical possession of the certificates to effect cancellation; however, the transfer agent suggested that while we were still attempting to obtain the certificates issued in error from these shareholders, that we should issue stop transfer instructions to the transfer agent regarding those certificates, which we did in January 2005. As a result of the error, the Company incorrectly accounted for the issuance of common stock in January 2004. Management has corrected this error as of the date of the original issuance.
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

--------------------------------------------------------------------------------
                                                                             12

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

--------------------------------------------------------------------------------
                                                                             13

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

--------------------------------------------------------------------------------
                                                                             14

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

--------------------------------------------------------------------------------
                                                                             15

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

NUTRA PHARMA CORP.

/s/  Rik J. Deitsch
Rik J. Deitsch, Chairman, President
Chief Executive Officer and Chief Financial Officer

Dated:   February 11, 2005

--------------------------------------------------------------------------------
                                                                             16