Form 10KSB
period 2004-12-31
NUTRA PHARMA CORP
filed 2005-05-02
CIK 1119643

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the fiscal year ended December 31, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the transition period from _________ to ________

                                                Commission file number 000-32141

                               NUTRA PHARMA CORP.
                (Name of registrant as specified in its charter)

           California                                           91-2021600
  (State or Other Jurisdiction                                (IRS Employer
of Incorporation or organization)                        Identification Number)

                  1829 Corporate Drive, Boynton Beach, FL 33426
                    (Address of principal executive offices)

                                 (954) 509-0911
                            Issuer's telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for the fiscal year ended December 31, 2004 were $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 21,
2005 is $20,143,903.

As of April 21, 2005, there were 60,854,682 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                      INDEX

Part I

Part II

  Item 8.  Changes in and Disagreements with Accountants and

Part III
  Item 9.  Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act ......19
  Item 10. Executive Compensation ..........................................21
  Item 11. Security Ownership of Certain Beneficial Owners and

Forward-Looking Statements

This Annual Report on Form 10-KSB, including our "Plan of Operations" on page
15, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Nutra Pharma Corp. (hereafter referred to as "we", "our" or
"us")to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow,"
"intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations and; any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                                     PART I

Item 1.  Description of Business

HOW WE ARE ORGANIZED
We were incorporated in California on February 1, 2000. We have been conducting our operations under the name, Nutra Pharma Corp. since October 31, 2001. We are a development stage company and have never been the subject of a bankruptcy, receivership, material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business, or similar such proceeding or event. As of December 31, 2004, we had 54,059,682 shares of our common stock outstanding. As of April 21, 2005, we had 60,854,682 shares of our common stock outstanding.

BUSINESS OVERVIEW
We are a biopharmaceutical company specializing in the acquisition, licensing and commercialization of pharmaceutical products and technologies for the management of neurological disorders, cancer, autoimmune and infectious diseases. Entities or we with which we are affiliated conduct basic drug discovery research and clinical development in connection with the following disorders and diseases:
     o    Multiple Sclerosis;
     o    HIV;
     o    Myasthenia Gravis (Autoimmune Disease); and
     o    AMN.

We currently have the following holdings, licenses, or investment:
     o    ReceptoPharm, Inc. - We agreed to acquire a 49.5% interest in
          ReceptoPharm, a privately held biopharmaceutical company located in
          Fort Lauderdale, in return for $2,000,000 in cash; as of April 18,
          2005, we have invested $1,585,000 in ReceptoPharm, a development stage company which is developing technologies for the development of drugs for Multiple Sclerosis ("MS") and HIV.
     o    Infectech, Inc. - We hold approximately 13% of Infectech, Inc.,
          ("Infectech"), which is engaged in the research and development of diagnostic test kits designed to be used for the rapid identification of infectious human diseases such as Tuberculosis (TB) and
          Mycobacterium avium-intracellulare (MAI).
     o    XenaCare - We have agreed with XenaCare, LLC, a healthcare management company, to invest $250,000 in 15 Site of Care physicians' offices,
          $75,000 of which we have already invested. XenaCare is engaged in the business of manufacturing and distributing non-prescription pharmaceuticals to physicians' offices.

We will continue to attempt to develop therapeutic approaches to diseases that lack therapeutic options in the current market.

STRATEGY
Long term goal - Our long term goal is to continue research efforts based on our drug discovery platform and to license the resulting drugs in the field of neurological diseases, infectious diseases and autoimmune disorders. This goal will require us to establish strategic partners or alliances with pharmaceutical companies, academic institutions, biotechnology companies, and clinical diagnostic laboratories, to complement our research and development efforts and to develop licensing based revenue streams. We will also seek such partners or alliances to reduce the risks associated with the drug development process. We will continue our efforts to identify and acquire intellectual property and companies in the biotechnology arena.

Mid term goal - Our mid term strategy is to license our AMN, MS and HIV technologies with the intent to bring them to market within the next five years.

OUR REVENUE MODEL
We will attempt to develop licensing agreements with pharmaceutical companies from which we will receive licensing fees.

MARKETING
We currently do not have a marketing program. If and when we have US Food and
Drug Administration approved drug treatments, we intend to market such treatments through pharmaceutical companies, other biotechnology companies, and diagnostic laboratories. Our marketing program will be directed by our Chief
Executive Officer, Rik Deitsch, who will market the treatments to licensing and development officers of those companies. We will also attempt to secure consulting agreements with marketing consultants who will actively market our products to such companies and/or provide our Chief Executive Officer with guidance in the marketing area.

EMPLOYEES
As of March 30, 2004, we had 2 full time employees, our President, Rik Deitsch, and Nina Goldstein, our Executive Administrative Assistant. We have a consulting agreement with our Director, Mr. Tanvir Khandaker, which is described at page
8. We utilize the services of other consultants on an as-needed basis.

LICENSED TECHNOLOGIES

ReceptoPharm, Inc.
ReceptoPharm is developing potential drugs for the treatment of MS and HIV, which is based in part on our licensed technology. ReceptoPharm has three patents pending for the protection of its own proprietary technologies in these areas. Additionally, ReceptoPharm is engaged in the research and development of potential drugs for other viral, auto-immune and neuro-degenerative diseases, which are being developed based on novel, modified proteins that have been studied as treatments for several clinical disorders. As part of our agreement with ReceptoPharm, it may use our licensed technology, which involves a specific chemical process for the modification of cobratoxin, which is ozonolysis that eliminates its poisonous effect. As a result of this process, the modified cobratoxin retains some of the affinities of the native toxin, but to a diminished degree. These drugs have successfully completed Phase I safety studies in the United States and Europe. ReceptoPharm is now focusing its near term drug development efforts on initiating a Phase II human clinical trial for its HIV drug. Phase II is meant to show preliminary efficacy in a human population and is usually a smaller trial in one or two locations. Phase III is the last step before potential regulatory approval and usually consists of a large, multi-center, multi-national trial and would provide data for proper dosage, potential side effects and potential contraindications. With HIV, the
Phase II trial would most likely involve fewer than 50 patients and last fewer than 10 weeks. The trial would only need to show a reduction in viral load.

ReceptoPharm's Multiple Sclerosis (MS) Applications
Background Information Pertaining to MS
MS is a neurological disorder affecting approximately 2.0 million people globally and is believed to be an autoimmune disease in which the body's immune system damages primarily the central nervous system. People with MS may experience diverse signs and symptoms. MS symptoms may include pain, fatigue, cognitive impairment, tremors, loss of coordination and muscle control, loss of touch sensation, slurred speech and vision impairment. The course of the disease is unpredictable and for most MS patients, the disease initially manifests a
"relapsing-remitting" pattern. Periods of apparent stability are punctuated by acute exacerbations which are sudden unpredictable episodes that might involve impaired vision, diminished ability to control a limb, loss of bladder control, or a great variety of other possible neurologic deficits. In relapsing-remitting
MS, some or all of the lost function returns, however, the patient sustains an unceasing, often insidious, accumulation of neuronal damage. As the burden of neural damage grows, new lesions are more likely to produce irreversible impairment of function. Typically, about eight to fifteen years after onset, MS patients enter the secondary-progressive phase. Eventually, progressive MS sufferers become wheelchair-bound, and may become blind and even incapable of speech. There is currently no approved drug that reverses the course of the progressive form of MS.

ReceptoPharm's Proposed Drug for Treatment of MS
ReceptoPharm's proposed drug for the treatment of MS is derived from alpha-cobratoxin. This compound binds strongly to the acetylcholine receptors on the post-synaptic nerve. Normally, this action stops the progression of a signal through the nerve and this has the effect of slowing or paralyzing muscles -
including muscles responsible for heart and lung function. The process used to chemically modify the alpha-cobratoxin weakens its binding potential.
ReceptoPharm's researchers believe that by binding weakly to these receptors, the drug controls nerve function by regulating the charges distributed down the nerve pathway (much like a resistor on an electrical circuit). Early in-vitro studies conducted by ReceptoPharm's researchers have shown that conduction in demyelinated nerves is stabilized in the presence of the drug. In pre-clinical studies, the drug has been found to significantly affect the disease process of
MS. It had a significant affect on the genes in the cytokine pathway as well as the myelination pathway. The cytokine pathway genes play a role in marshaling the attack on the nervous system by immune cells. Since this is one of the principle pathways that lead to the forward progression of MS, it is notable that if these results are replicated in the patient population it may greatly reduce the severity of the disease. Additionally, genes responsible for repair and maintenance of the myelin sheathes of neurons were upregulated. MS patients have a loss of myelin, the insulating material that surrounds the nerve fibers in the brain, spinal cord, and optic nerves. This damage or loss of myelin can prevent nerve signals from being conducted, or can cause those signals to be conducted too slowly. The data from this study suggests that the drug may aid the patient in reversing some of the damage caused to the myelin by their disease.

ReceptoPharm's HIV/AIDS Applications

Background Information Pertaining to HIV/AIDS
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

ReceptoPharm's Treatments of HIV
Results from completed assays have indicated that ReceptoPharm's drug inhibited by over 90%, the infection rate of two strains of HIV, one specific to the CCR5 receptor and the other specific for the CXCR4 receptor. Based on these results,
ReceptoPharm intends to initiate a Phase II human trial in HIV. The early work in HIV will continue with further in-vitro assays to provide definitive data on the efficacy of the drug as an inhibitor of HIV fusion. These assays should also yield information on the drug's potential to cause viral mutations.

Bio-Therapeutics, Inc.
We have a non-exclusive license to certain intellectual property of Bio
Therapeutics, Inc, which consists of the following two distinct technology platforms:
     o    Alteration of Proteins and Peptides - We have patented methods for altering the 3-Dimensional structure of certain proteins and peptides.
          The natural peptides bind to receptors in the body with toxic effects.
          This technology allows us to alter the structure of these peptides, preserving their receptor-binding characteristics, while making them non-toxic and therapeutic. Different receptors have various functions in many disease states. By the peptides binding to these receptors in a controlled fashion certain symptoms of diseases may be treated. In connection with MS, binding to the acetylcholine receptor on the nerves allows for more efficient nerve conduction. With HIV, binding to chemokine receptors may prevent the virus from entering and infecting new cells;
     o    Innovative aerosolized drug delivery system - Many therapeutic agents cannot be effectively delivered by aerosol formulation due to their large size and/or irregular shapes. Since these therapeutic agents cannot be ingested orally without being degraded by the digestive system, patients have no alternative but to inject these drugs directly. We have a non-exclusive license to a proprietary aerosol formulation, for which a patent is now pending, which greatly enhances the permeability of the mucous membranes found on the roof of the mouth and the back of the throat. This allows for the easy and efficient systemic delivery into the bloodstream of a much wider variety of proteins and peptides. This non-exclusive license for
          "Buccal Delivery System" (patent-pending) includes claims that identify the active mucosal enhancer, its combination with therapeutic agents and the mode of delivery through aerosol. This may allow for the effective and pain-free delivery of peptide and protein therapeutics for the treatment of HIV and MS.

During April 2005, Bio Therapeutics filed a Motion to Enforce a Settlement
Agreement against us in the Circuit Court of Broward County Florida alleging breaches of a license agreement we have with Bio Therapeutics. This litigation is described on page 9 of this Form 10-KSB.

Infectech
Our other approximately 13% holding, Infectech, owns 29 issued patents related to the rapid isolation, growth, identification and antibiotic sensitivity of disease causing pathogens such as Tuberculosis ("TB") and Mycobacterium avium-intracellulare ("MAI"). Infectech also owns 1 issued patent related to a method of inducing apoptosis in cancer cells and 1 patent related to methods used in bioremediation of contaminated air, soil and water. Infectech's primary patented technologies are related to a technique known as "paraffin baiting".
Infectech's researchers discovered that certain grades of paraffin wax, when used in conjunction with a microscope slide, and combined with a nutrient broth, provides for the rapid isolation, growth and identification of various disease causing pathogens. Infectech is in the process of developing a diagnostic test kit based on this technology. Infectech initially plans to market its product through licensing and distribution arrangements with large, well-established medical diagnostic companies. Infectech's markets will potentially include hospitals, clinical laboratories, medical research institutions, medical schools, physician's offices, and even pharmaceutical companies, as the antibiotic sensitivity testing methodology may be useful in creating new drugs to treat paraffinophilic microorganisms. Infectech is currently working with third-party researchers in academia to provide a current validation of their technology for submission to the FDA.

GOVERNMENT REGULATION
The production and marketing of potential drug products as well as research and development activities generally are subject to regulation by numerous governmental authorities in the United States and other countries. In the United
States, vaccines, drugs and certain diagnostic products are subject to Food and
Drug Administration ("FDA") review of safety and efficacy. The Federal Food,
Drug and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products.
Noncompliance with applicable requirements can result in criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, or refusal of the government to approve Biological License
Applications ("BLAs"), Product License Applications ("PLAs"), New Drug
Applications ("NDAs") or refusal to allow a company to enter into supply contracts. The FDA also has the authority to revoke product licenses and establishment licenses previously granted.

In order to obtain FDA approval to market a new biological or pharmaceutical product, proof of product safety, purity, potency and efficacy, and reliable manufacturing capability must be submitted. This requires companies to conduct extensive laboratory, preclinical and clinical tests. This testing, as well as preparation and processing of necessary applications, is expensive, time-consuming and often takes several years to complete. There is no assurance that the FDA will act favorably in making such reviews. Our partners or we may encounter significant difficulties or costs in their efforts to obtain FDA approvals, which could delay or preclude from marketing any products that may be developed. The FDA may also require post-marketing testing and surveillance to monitor the effects of marketed products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if problems occur following initial marketing, such as, compliance with regulatory standards is not maintained. Delays imposed by governmental marketing approval processes may materially reduce the period during which a company will have the exclusive right to exploit patented products or technologies. Refusals or delays in the regulatory process in one country may make it more difficult and time consuming to obtain marketing approvals in other countries.

The FDA approval process for a new biological or pharmaceutical drug involves completion of preclinical studies and the submission of the results of these studies to the FDA in an Initial New Drug application, which must be approved before human clinical trials may be conducted. The results of preclinical and clinical studies on biological or pharmaceutical drugs are submitted to the FDA in the form of a BLA, PLA or NDA for product approval to commence commercial sales. In responding to a BLA, PLA or NDA, the FDA may require additional testing or information, or may deny the application. In addition to obtaining
FDA approval for each biological or chemical product, an Establishment License
Application ("ELA") must be filed and the FDA must inspect and license the manufacturing facilities for each product. Product sales may commence only when both BLA/ PLA/ NDA and ELA are approved. In certain instances in which a treatment for a rare disease or condition is concerned, the manufacturer may request the FDA to grant the drug product Orphan Drug status for a particular use. "Orphan" status refers to serious ailments affecting less than 250,000 individuals. In this event, the developer of the drug may request grants from the government to defray the costs of certain expenses related to the clinical testing of such drug and be entitled to marketing exclusivity and certain tax credits.

In order to gain broad acceptance in the marketplace of a medical device, our partners or we will need to receive approval from the FDA and other equivalent regulatory bodies outside of the United States. This approval will be based upon clinical testing programs at major medical centers. Data obtained from these institutions will enable us or our partners to apply to the FDA for acceptance of its technology as a "device" through a 510(k) application or exemption process. Once the data has been fully gleaned, it is expected that this process would take less than ninety days.

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

Infectech is also subject to regulation by the Occupational Safety and Health
Administration ("OSHA") and the Environmental Protection Agency ("EPA") and to
regulation under the Toxic Substances Control Act, the Resource Conservation and
Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. Infectech believes that they are in compliance with regulations regarding the disposal of its biological, radioactive and chemical waste. Infectech voluntarily complies with NIH guidelines regarding research involving recombinant DNA molecules. Such guidelines, among other things, restrict or prohibit certain recombinant DNA experiments and establish levels of biological and physical containment that must be met for various types of research.

PRODUCT LIABILITY
The design, development, and manufacture of drug products or diagnostic tests involve an inherent risk of product liability claims and damage to our brand name reputation. Such claims may involve allegations of product failure or harm caused by the drug product. ReceptoPharm has product liability insurance for purpose of manufacturing the drugs currently under clinical trials. Apart from that, we do not currently manufacture any drugs and currently do not maintain product liability insurance; however, we plan to obtain product liability insurance in the future should we bring any products and services to market.
Product liability claims may result in significant legal costs related to our defense of such actions. In addition, should we become liable for any product liability claims, the amount of damages may exceed our product liability insurance coverage.

RESEARCH AND DEVELOPMENT
During 2003, we spent $0 on our research and development. During 2004, we spent
$1,104,968 on our research and development.

COSTS ASSOCIATED WITH ENVIRONMENTAL COMPLIANCE
We have no present or anticipated direct future costs associated with environmental compliance, since we are not and will not be directly involved in manufacturing drug products as result of our research and development.
ReceptoPharm produces a drug that has limited waste issues and related costs.
ReceptoPharm handles these environmentally related matters through the FDA's
Good Manufacturing Practices, which are the guidelines mandated by the FDA for the production of drugs in the United States.

SOURCES AND AVAILABILITY OF RAW MATERIALS
ReceptoPharm uses the raw material, cobra venum, which is the main ingredient for the drugs being studied by ReceptoPharm.  Apart from that, we do not currently use raw materials in our business.

CUSTOMER DEPENDENCY
Our potential customers consist of men and women using the drugs that are developed through relationships with pharmaceutical and other companies; as such, we do not plan on being dependent upon one single customer or just a few customers.

PATENTS AND INTELLECTUAL PROPERTY
We seek patent and other intellectual property rights to protect and preserve our proprietary technology and our right to capitalize on the results of our research and development activities. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop new products.

Bio Therapeutics Patents
We hold a license to certain intellectual property from Bio Therapeutics, which it intends to utilize in conjunction with ReceptoPharm's research and development of modified venom and peptides thereof in applications for the treatment of HIV and MS. These patents include:
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

Infectech Patents
We own approximately 13% of Infectech, which holds 31 U.S. patents covering technologies related to growing, detecting, identifying, defining antibiotic sensitivity and designing apparatus for the detection of 32 different paraffin-eating microorganisms.

Our business is dependent upon our ability to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary. We will rely on patent and trade secret law and nondisclosure and other contractual arrangements to protect such proprietary information. We will file patent applications for our proprietary methods and devices for patient treatments. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information that such information will not be disclosed or that we can effectively protect our rights to unpatented trade secrets or other proprietary information.

COMPETITION
The biotechnology research and development field is extremely competitive and is characterized by rapid change. Our competitors have substantially greater financial, scientific, and human resources, and as a result greater research and product development capabilities. Our competitors have competitive advantages with greater potential to develop revenue streams.

Our competitors are located in the United States as well as around the world and include:

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

The only current competitive agent to ReceptoPharm's proposed HIV drug is
Trimeris' drug, T-20 (Fuzeon). This is an entry inhibitor that has recently been approved by the FDA. The cost of Fuzeon to the patient is roughly $20,000 per year. Because of production constraints, the drug will be available to no more than 15,000 persons worldwide during the next 12 months. Fuzeon must be administered by subcutaneous injection twice daily. Fuzeon is also known to naturally select for viral mutations, leading patients to grow resistant to the drug.

The pharmaceutical market for MS therapy is currently dominated by interferon-based drugs - Avonex(R)from Biogen, Betaseron(R)from Berlex
Laboratories and Schering, and Rebif(R)from Serono and Pfizer. The only other major market brand is Copaxone(R)(glatiramer acetate) from Teva and Aventis. The global MS market achieved sales of $2.9 billion in 2002 and is forecast to grow to $4.7 billion by 2006. It is estimated that nearly 80 percent of MS patients choose to go without medication, choosing to suffer the symptoms of their disease rather than face the negative side effects of the prescription drugs.
This places the potential global market for an effective therapy at over $14 billion annually.

The only competing products to Infectech's test kits are the conventional solid media, such as Lowenstein Jensen, and Middlebrook Media. These media are not capable of distinguishing between TB and Non-TB media, have a short shelf life and require extensive pre-preparation. In addition, these media require refrigeration.

MATERIAL AGREEMENTS

Consulting Agreement with Tanvir Khandaker
On February 14, 2005, we completed a Consulting Agreement with Dr. Tanvir
Khandaker, to work full time as our consultant in the areas of business development, mergers and acquisitions, partnering and licensing during our
Fiscal Year 2005. In return for Dr. Khandaker's services, we provide a monthly retainer of $10,000 to him. Dr. Khandaker is also one of our Directors.

REPORTS TO SECURITY HOLDERS
We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports in Washington, D.C. Our filings are also available to the public from commercial document retrieval services and the Internet world wide website maintained by the Securities and Exchange Commission at www.sec.gov.

Item 2. Description of Property

In accordance with the terms of a March 2004 verbal agreement between Stan
Cherelstein, on behalf of Waiora, Inc. as Waiora's President, and Rik Deitsch,
our President, on our behalf, we use 800 square feet of office space located at
1829 Corporate Drive, Boynton Beach, Florida that is leased by Waiora, Inc. We make no cash payment for the use of this space. The verbal agreement between
Waiora and us provides that we are permitted to use such space in return for our
President, Rik Deitsch, serving as Chairman of Waiora's Scientific Advisory
Board. There is no expiration date to this agreement, and Waiora, Inc may terminate our use of this space at any time. Waiora's's lease term expires April
2007. The 800 square feet of office space is allotted specifically to Nutra
Pharma Corp. As part of the agreement, Waiora also provides us with access to a conference room, office equipment, and a T-1 Internet connection. Stan
Cherelstein serves as one of our Directors and is Chair of our Audit and
Compensation Committees. Our offices are in good condition and are sufficient to conduct our operations.

Item 3. Legal Proceedings

Subsequent to our year-end, on April 4, 2005, a Motion to Enforce Settlement
Agreement was filed against us in the Circuit Court of Broward County Florida by
Bio Therapeutics, Inc. f/k/a Phylomed Corp. in Nutra Pharma Corp. v. Bio
Therapeutics, Inc. (17th Judicial Circuit, Case No. 03-008928 (03)). This
proceeding results from our alleged breach of a settlement agreement that was entered into between Bio Therapeutics and us in resolution of a previous lawsuit between us and Bio Therapeutics that was resolved by entering into a Settlement
Agreement. We also entered into a related License Agreement and Amendment to the
License Agreement ("License Agreement") with Bio Therapeutics.

In the April 4, 2005 motion, Bio Therapeutics alleges that we breached certain provisions of the License Agreement and requests that the Court grant its motion to enforce the Settlement Agreement by declaring the License Agreement terminated, enjoining us from further use of license products that was granted to us by the License Agreement, and awarding attorneys fees and costs to Bio
Therapeutics. This matter is set for a hearing on April 28, 2005 to hear a motion to set a motion for an evidential hearing.

We intend to defend against this action. We do not believe that this action will have a material effect upon our operations; however, a negative judgment against us could have a materially adverse effect on our operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders.

                                 PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock is quoted on the over-the-counter bulletin board under the trading symbol "NPHC." The following table sets forth the high and low bid prices for each quarter within the last two fiscal years.

                            2004                 2003
                     High Bid   Low Bid   High Bid   Low Bid
                    ---------- --------- ---------- ---------
   First Quarter       0.76       0.45      0.85       0.34
   Second Quarter      0.77       0.36      0.40       0.12
   Third Quarter       0.43       0.22      1.02       0.13
   Fourth Quarter      0.60       0.21      0.95       0.41

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PENNY STOCK CONSIDERATIONS.
Our Shares are "penny stocks" as that term is generally defined in the
Securities Exchange Act of 1934 as equity securities with a price of less than
$5.00. Our shares are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or
$300,000 together with his or her spouse is considered an accredited investor.

In addition, under the penny stock regulations the broker-dealer is required to:
     o    Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
     o    Disclose commission payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;
     o    Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and
     o    Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of shareholders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be adversely affected, with a corresponding decrease in the price of our securities. Our shares are subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

HOLDERS
At March 31, 2004, based upon records obtained from our transfer agent, there were 222 holders of record of our common stock. Our transfer agent records do not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

DIVIDENDS
We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as the Board of Directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

On December 3, 2003, our Board of Directors approved the Employee/Consultant
Stock Compensation Plan (the "Plan"). The Plan was not submitted to our shareholders for approval. The purpose of the Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the Plan is 2,500,000.

Our board of directors is responsible for the administration of the Plan and has full authority to grant awards under the Plan. Awards may take the form of stock grants, options or warrants to purchase common stock. Our Board of Directors has the authority to determine; (a) the employees and consultants that will receive awards under the Plan, (b) the number of shares, options or warrants to be granted to each employee or consultant, (c) the exercise price, term and vesting periods, if any, in connection with an option grant, and (d) the purchase price and vesting period, if any, in connection with the granting of a warrant to purchase shares of our common stock.

On December 9, 2003, we filed a Registration Statement on Form S-8 with the
Securities and Exchange Commission which covered the issuance of up to
2,500,000 shares of common stock under the Plan. As of December 31, 2003, we had issued a total of 15,000 shares under the Plan. These shares were issued to a consultant for services rendered during 2003. During 2004, we issued an additional 2,480,000 shares to consultants for services rendered.

The following table summarizes our equity compensation plan information as of
December 31, 2004.

                                Number of securities
                                  to be issued upon       Weighted average     Number of securities
                                     exercise of          exercise price of     remaining available
                                outstanding options,    outstanding options,           for
Plan Category                  warrants and rights (1)   warrants and rights     future issuance
----------------------------   ----------------------   --------------------   --------------------
Equity compensation plans                N/A                     N/A                     N/A
approved by security holders

Equity compensation plans not            -0-                     N/A                   5,000
approved by security holders   ----------------------   --------------------   --------------------

Total                                    -0-                     N/A                   5,000
                               ======================   ====================   ====================

(1) As of December 31, 2004, there were no outstanding options or warrants to purchase our common stock.

RECENT SALES OF UNREGISTERED SECURITIES
The following reflects issuances of our restricted common stock during the fourth quarter of 2004, or corrections to issuances made during our third quarter for the period ending September 30, 2004. All other issuances of our restricted common stock during our Fiscal Year 2004 were reported in our Forms
10-QSB for Fiscal Year 2004.

Subsequent to our year end at December 31, 2004, on January 26, 2005, we issued
500,000 shares of our restricted common stock to our Director, Tanvir Khandaker in return for his services as our Director. The restricted shares were valued at
$0.40 per share or an aggregate of $200,000. We relied upon Section 4(2) of the
Act. We believed Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Tanvir
Khandaker as our Director.

On November 5, 2004, we issued 500,000 shares of our restricted common stock to our Director, Rik J. Deitsch in return for his services as our Chairman of the
Board. The restricted shares were valued at $0.40 per share or an aggregate of
$200,000. We relied upon Section 4(2) of the Act. We believed Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Rik J. Deitsch as our Chairman of the Board.

On November 5, 2004, we issued 500,000 shares of our restricted common stock to our Director, Michael D. Flax in return for his services as our Director. The restricted shares were valued at $0.40 per share or an aggregate of $200,000. We relied upon Section 4(2) of the Act. We believed Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Michael D. Flax as our Director.

On November 5, 2004, we issued 500,000 shares of our restricted common stock to our Director, Stanley J. Cherelstein in return for his services as our Director.
The restricted shares were valued at $0.40 per share or an aggregate of
$200,000. We relied upon Section 4(2) of the Act. We believed Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Stanley J. Cherelstein as our Director.

On November 5, 2004, we issued 500,000 shares of our restricted common stock to our Director, Stewart Lonky in return for his services as our Director. The restricted shares were valued at $0.40 per share or an aggregate of $200,000. We relied upon Section 4(2) of the Act. We believed Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Stewart Lonky as our Director.

On November 5, 2004, we issued 100,000 shares of our restricted common stock to
Kevin Leigh in return for consulting services rendered by Mr. Leigh in connection with an investor relation's agreement we have with Investor-Gate.com.
The restricted shares were valued at $0.24 per share or an aggregate of $24,000.
These shares were previously valued in error at $0.40 per share or an aggregate of $40,000, which we previously reported in our Form 10-QSB for the period ending September 30, 2004. We believed Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Mr. Leigh in connection with our agreement with
Investor-Gate.com.

On October 18, 2004, we issued 424,200 shares of our common stock to Structured
Management, a Nevada corporation owned and controlled by Shon Conine, in return for consulting services pertaining to business operations and due diligence for potential acquisitions that Structured Management rendered to us. The restricted shares were valued at $0.38 per share or an aggregate of $161,196. These shares were previously valued in error at $0.36 per share or an aggregate of $152,712, which we previously reported in our Form 10-QSB for the period ending September
30, 2004. We believed Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Shon
Conine who rendered consulting services to us on behalf of Structured
Management.

On October 18, 2004, we issued 15,000 shares of our common stock to David M.
Isserman in return for consulting services pertaining to website design that Mr.
Isserman rendered to us. The restricted shares were valued at $0.38 per share or an aggregate of $5,700. These shares were previously valued in error at $0.36 per share or an aggregate of $5,400, which we previously reported in our Form
10-QSB for the period ending September 30, 2004. We believed Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Mr.Isserman as our consultant.

On November 12, 2004, we sold 50,000 shares of our common stock at $0.17 per share or an aggregate of $8,500 to CM31, a trust based in Naples Florida that is managed by Charles Marcom for the benefit of his children. We relied upon
Section 4(2) of the Securities Act of 1933, as amended ("the Act") for the issuances of these shares. We believed Section 4(2) was available because:
     o    We are not and were not a blank check company at the time of the offer or sale;
     o    The investor had business experience and was an accredited investors as defined by Rule 501 of Regulation D of the Act;
     o    All offers and sales of the investment were made privately and no party engaged in any general solicitation or advertising of the proposed investment;
     o    Each investor had a preexisting social, personal or business relationship with us and members of our management;
     o    The investor was provided with all information sufficient to allow him to make an informed investment decision;
     o    The investor had the opportunity to inspect our books and records and to verify statements made to induce them to invest;
     o    The investor representing the investment were issued with a restrictive legend indicating the securities represented by the certificate have not been registered; and
     o    No party received any transaction based compensation such as commissions in regard to locating any investor for the venture.

On November 12, 2004, we sold 100,000 shares of our restricted common stock at
$0.17 per share or an aggregate of $17,000 to Robert Sarka. We relied upon
Section 4(2) of the Securities Act of 1933, as amended ("the Act") for the issuances of these shares. We believed Section 4(2) was available because:
     o    We are not and were not a blank check company at the time of the offer or sale;
     o    The investor had business experience and was an accredited investors as defined by Rule 501 of Regulation D of the Act;
     o    All offers and sales of the investment were made privately and no party engaged in any general solicitation or advertising of the proposed investment;
     o    The investor had a preexisting social, personal or business relationship with us and members of our management;
     o    The investor was provided with all information sufficient to allow him to make an informed investment decision;
     o    The investor had the opportunity to inspect our books and records and to verify statements made to induce them to invest;
     o    The Certificate representing the investment was issued with a restrictive legend indicating the securities represented by the certificate have not been registered; and
     o    No party received any transaction based compensation such as commissions in regard to locating any investor for the venture.

On November 24, 2004, we sold 145,000 shares of our restricted common stock at
$0.17 per share or an aggregate of $24,650 to Jenny Bryan. We relied upon
Section 4(2) of the Securities Act of 1933, as amended ("the Act") for the issuances of these shares. We believed Section 4(2) was available because:
     o    We are not and were not a blank check company at the time of the offer or sale;
     o    The investor had business experience and was an accredited investors as defined by Rule 501 of Regulation D of the Act;
     o    All offers and sales of the investment were made privately and no party engaged in any general solicitation or advertising of the proposed investment;
     o    The investor had a preexisting social, personal or business relationship with us and members of our management;
     o    The investor was provided with all information sufficient to allow her to make an informed investment decision;
     o    The investor had the opportunity to inspect our books and records and to verify statements made to induce her to invest;
     o    The Certificate representing the investment was issued with a restrictive legend indicating the securities represented by the certificate have not been registered; and
     o    No party received any transaction based compensation such  as commissions in regard to locating any investor for the venture.

On December 16, 2004, we sold 88,235 shares of our restricted common stock at
$0.17 per share or an aggregate of $15,000 to Anglim Prevention Healthcare, a private corporation incorporated in Arizona located in Scottsdale, Arizona.
Patrick Anglim is the President of Anglim Prevention Healthcare. We relied upon
Section 4(2) of the Securities Act of 1933, as amended ("the Act") for the issuances of these shares. We believed Section 4(2) was available because:
     o    We are not and were not a blank check company at the time of the offer or sale;
     o    The investor had business experience and was an accredited investors as defined by Rule 501 of Regulation D of the Act;
     o    All offers and sales of the investment were made privately and no party engaged in any general solicitation or advertising of the proposed investment;
     o    The investor had a preexisting social, personal or business relationship with us and members of our management;
     o    The investor was provided with all information sufficient to allow him to make an informed investment decision;
     o    The investor had the opportunity to inspect our books and records and to verify statements made to induce them to invest;
     o    The Certificate representing the investment was issued with a restrictive legend indicating the securities represented by the certificate have not been registered; and
     o    No party received any transaction based compensation such as commissions in regard to locating any investor for the venture.

On December 16, 2004, we sold 600,000 shares of our restricted common stock at
$0.17 per share or an aggregate of $102,000 to Martin Kusmirek. We relied upon
Section 4(2) of the Securities Act of 1933, as amended ("the Act") for the issuances of these shares. We believed Section 4(2) was available because:
     o    We are not and were not a blank check company at the time of the offer or sale;
     o    The investor had business experience and was an accredited investors as defined by Rule 501 of Regulation D of the Act;
     o    All  offers and sales of the investment were made privately and no party engaged in any general solicitation or advertising of the proposed investment;
     o    The investor had a preexisting social, personal or business relationship with us and members of our management;
     o    The investor was provided with all information sufficient to allow him to make an informed investment decision;
     o    The investor had the opportunity to inspect our books and records and to verify statements made to induce them to invest;
     o    The Certificate representing the investment was issued with a restrictive legend indicating the securities represented by the certificate have not been registered; and
     o    No party received any transaction based compensation such as commissions in regard to locating any investor for the venture.

On December 29, 2004, we sold 3,061,765 shares of our restricted common stock at
$0.17 per share or an aggregate of $520,500 to Rajni Kassett. We relied upon
Section 4(2) of the Securities Act of 1933, as amended ("the Act") for the issuances of these shares. We believed Section 4(2) was available because:
     o    We are not and were not a blank check company at the time of the offer or sale;
     o    The investor had business experience and was an accredited investors as defined by Rule 501 of Regulation D of the Act;
     o    All offers and sales of the investment were made privately and no party engaged in any general solicitation or advertising of the proposed investment;
     o    The investor had a preexisting social, personal or business relationship with us and members of our management;
     o    The investor was provided with all information sufficient to allow him to make an informed investment decision;
     o    The investor had the opportunity to inspect our books and records and to verify statements made to induce them to invest;
     o    The Certificate representing the investment was issued with a restrictive legend indicating the securities represented by the certificate have not been registered; and
     o    No party received any transaction based compensation such as commissions in regard to locating any investor for the venture.

On December 31, 2004, we sold 60,000 shares of our restricted common stock at
$0.17 per share or an aggregate of $10,200 to David Gasser. We relied upon
Section 4(2) of the Securities Act of 1933, as amended ("the Act") for the issuances of these shares. We believed Section 4(2) was available because:
     o    We are not and were not a blank check company at the time of the offer or sale;
     o    The investor had business experience and was an accredited investors as defined by Rule 501 of Regulation D of the Act;
     o    All offers and sales of the investment were made privately and no party engaged in any general solicitation or advertising of the proposed investment;
     o    The investor had  a preexisting social, personal or business relationship with us and members of our management;
     o    The investor was provided with all information sufficient to allow him to make an informed investment decision;
     o    The investor had the opportunity to inspect our books and records and to verify statements made to induce them to invest;
     o    The Certificate representing the investment was issued with a restrictive legend indicating the securities represented by the certificate have not been registered; and
     o    No party received any transaction based compensation such as commissions in regard to locating any investor for the venture.

Item 6. Management's Discussion and Analysis of Plan of Operations

PLAN OF OPERATIONS

We anticipate that our total estimated cash requirements of $1,030,000 for the next 12 months, pending adequate financing, will include: (a) $490,000 pertaining directly to our own operations; (b) funding of $415,000 for
ReceptoPharm; and (c) $125,000 pertaining to our investment in Xenacare.

Specifically, our planned expenditures pertaining to (a) and (b) are:

OUR DIRECT EXPENDITURES

Type Expenditure           Total Expenditure   Monthly Expenditure
---------------------      -----------------   -------------------
Salaries*                     $   165,000         $   13,750
---------------------      -----------------   -------------------
Travel related
expenses for our
Chief Executive
Officer pertaining
to research and due
diligence                     $   40,000          $    3,333
---------------------      -----------------   -------------------
Consulting Fees for           $  120,000          $   10,000
Director Tanvir Khandaker
Pertaining to acquisition
Of licenses

Professional
Fees -Legal
and Accounting                $  165,000          $   13,750
---------------------      -----------------   -------------------
Total                         $  490,000          $   40,833

* Salaries include the following: (a) Chief Executive Officer - $130,000;
and (b) Administrative Assistant - $35,000

FUNDING OF RECEPTOPHARM, INC.

Type Expenditure           Total Expenditure   Monthly Expenditure
---------------------      -----------------   -------------------
Operating Expenses
(Rent, supplies,
 utilities)                   $   50,000          $    4,166
---------------------      -----------------   -------------------
Salaries
(CEO, President,
 Chief Science
 Officer, and
 Administrative
 Assistant)                   $   80,000          $    6,667
---------------------      -----------------   -------------------
Pre-Clinical
Related Consulting            $   15,000          $    1,250
---------------------      -----------------   -------------------
Clinical Studies
(HIV, MS, AMN)                $  270,000          $   22,500
---------------------      -----------------   -------------------
Total:                        $  415,000          $   34,583

FUNDING OF XENACARE

Type Expenditure           Total Expenditure   Monthly Expenditure
---------------------      -----------------   -------------------
Funding of Site of
Cares                         $  125,000          $   10,417

OUR TWELVE-MONTH PLAN OF OPERATIONS PENDING ADEQUATE FINANCING

We intend to accomplish the following regarding our Plan of Operations over the next twelve months.

ReceptoPharm

Pre-Clinical Related Consulting
Throughout our Plan of Operations, we plan to conduct pre-clinical consulting with various companies that we have agreements with pertaining to ReceptoPharm's
Multiple Sclerosis (MS) and HIV drugs, which will consist of the following:
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

Clinical Studies

Adrenomyeloneuropathy (AMN)
Adrenomyeloneuropathy (AMN) is a genetic disorder that affects the central nervous system. The disease causes neurological disability that is slowly progressive over several decades. Throughout our twelve month Plan of Operations and for 3 months thereafter, ReceptoPharm plans to conduct clinical studies of its Adrenomyeloneuropathy (AMN) drug, which is currently under development. We have an agreement with the Charles Dent Metabolic Unit located in London,
England to conduct a clinical study that consists of:
     o    Recruitment of 20 patients with AMN;
     o    Administering the ReceptoPharm's AMN drug under development; and
     o    Monitoring patients throughout a 15-month protocol.

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

Liquidity and Capital Resources
Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal year ended December
31, 2004 since we have experienced recurring net losses and at December 31,
2004, a working capital deficiency. Further, as stated in Note 12 to our consolidated financial statements included herein, we have experienced recurring net losses, and at December 31, 2004 we have a working capital deficiency that raises substantial doubt about our ability to continue as a going concern.

We have estimated expenses of $1,030,000 pertaining to our twelve month Plan of
Operations or $85,833 of monthly expenditures. Based upon our current cash position at December 31, 2004 as well as our current outstanding obligations, we have insufficient funds to conduct our operations for even one month.

We intend to satisfy our estimated cash requirements of $1,030,000 for our twelve month Plan of Operations pending adequate financing through divestiture of assets, a private placement of our equity securities or, if necessary, possibly through shareholder loans or traditional bank financing or a debt offering; however, because we are a development stage company with a limited operating history and a poor financial condition, we may be unsuccessful in obtaining shareholder loans, conducting a private placement of equity or debt securities, or in obtaining bank financing. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail our research and development activities, which will negatively impact development of our possible products. We have no alternative Plan of Operations. In the event that we do not obtain adequate financing to complete our Plan of Operations or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:
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
     o    Make the appropriate filings with the Securities and Exchange
          Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
     o    Make the appropriate filings with the National Association of Security
          Dealers to effect a delisting of our common stock, if, in fact, our common stock is trading on the Over-the-Counter Bulletin Board at that
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

Item 7. Financial Statements

The Financial Statements appear in a separate section of this report following
Part III.

Item 8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

On February 24, 2005, we changed accountants from Eisner LLP to Stark Winter
Schenkein & Co., LLP. On February 24, 2005, we decided to dismiss Eisner LLP as our independent accountants. Eisner LLP's report on the financial statements for the years ended December 31, 2002 and 2003, and the period from February 1, 2000 inception) to December 31, 2003, as contained in our Forms 10-K and 10-K/A, which were filed on April 20, 2004 and May 7, 2004, respectively, were not subject to an adverse or qualified opinion or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles for the period from February 1, 2000 inception) to December 31, 2003 or for either of the past two years, except that Eisner LLP's report on the financial statements as of and for the year ended December 31, 2003 contained explanatory language that substantial doubt existed about our ability to continue as a going concern due to our recurring net losses and our working capital deficiency at December
31, 2003. The decision to change accountants was approved by our Board of
Directors. During the period from our engagement of Eisner LLP on March 11,2004 to the date we dismissed Eisner LLP on February 24, 2005, there were no disagreements with Eisner LLP related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Eisner LLP, would have caused Eisner LLP to make reference to the subject matter of the disagreement in connection with its report. On February 24, 2005, we engaged Stark Winter
Schenkein & Co., LLP as our independent accountants. We did not consult with
Stark Winter Schenkein & Co., LLP,our new independent accountants, regarding any matter prior to our engagement of that firm.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of December 31, 2004, the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out by our sole executive officer Rik Deitsch, who is our Chief Executive Officer and Principal Financial
Officer, and a member of our board of directors. Based upon his evaluation, Mr.
Deitsch concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. However, Mr. Deitsch did recommend to the board of directors that the
Company should seek to hire an experienced chief financial officer, which would improve the review process of our controls and procedures.

Changes in internal controls over financial reporting.
There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our Chief Executive Officer and
Principal Financial Officer during our fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. Other Information

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act

Directors and Executive Officers

Our Board of Directors elects our executive officers annually. Our Directors are elected at annual meetings of shareholders. Directors are elected to hold office until the next annual meeting. A majority vote of the directors who are in office is required to fill vacancies of our Board of Directors not caused by removal. Each director, including a Director elected to fill a vacancy, will hold office until the expiration of the term for which the Director was elected and until a successor has been elected. Our bylaws provide that the authorized number of directors will be 3. Our directors and executive officers are as follows:

Listed below are the current executive officers and directors of Nutra Pharma
Corp.

Name                       Age     Position With the Company
-----------------------  -------  ----------------------------------------------

Rik J. Deitsch              37     Chairman, President, Chief Executive Officer,
                                   and Chief Financial Officer
Michael D. Flax, D.D.S.     50     Director
Stanley J Cherelstein       46     Director
Stewart Lonky, M.D.         58     Director
Tanvir Khandaker, M.D.      35     Director

Rik J. Deitsch has been our President, Chief Executive Officer and a Director since November 7, 2002 and our Chairman of the Board since December 15, 2003.
From February 1998 through November 2002, Mr. Deitsch served as the President of
NDA Consulting Inc., a biotechnology research group that provided consulting services to the pharmaceutical industry. NDA Consulting specializes in the research of peptides derived from Cone Snail venom and Cobra venom. In October
1999, Mr. Deitsch founded Wellness Industries, a private corporation that provides formulations, research and education in the dietary supplement industry. Research conducted by Rik J Deitsch provided some of the beginning fundamentals for the development of drugs being studied for the treatment of cancer and intractable pain. Mr. Deitsch has several papers and posters on rational drug design using computer simulations. Mr. Deitsch received a B.S. in
Chemistry and an M.S. in Biochemistry from Florida Atlantic University in June
1997 and December 1999, respectively. Throughout 1999 and 2000, he conducted research for the Duke University Medical School Comprehensive Cancer Center. Mr.
Deitsch is an adjunct professor and teaches several courses for Florida Atlantic
University's College of Business and Continuing Education Department. Mr.
Deitsch also teaches physician CME courses internationally, lecturing on lifestyle choices in the prevention and treatment of chronic disease states. He is also the co-author of Are You Age-Wise, a book that reviews current research in healthy aging as it relates to lifestyle choices and supplementation. Mr.
Deitsch has been the Chairman of Waiora's Scientific Advisory Board since April
2004. Waiora develops and markets natural, science-based dietary supplements and personal care products that provide healthy aging solutions.

Michael D. Flax, D.D.S. has been our Director since November 26, 2001. From
November 26, 2001 until November 7, 2002, Dr. Flax was our President and Chief
Executive Officer. From 1986 to the present, Dr. Flax has been self employed in the practice of Endodontics in Coral Springs, Florida. Dr. Flax is a Diplomat of
the American Board of Endodontics, a member of the American Association of
Endodontists, and a Fellow of the American College of Dentists. Dr. Flax is an
Associate Professor, Graduate Endodontics Department at Nova Southeastern
University School of Dental Medicine. He holds a certificate in Endodontics from the University of Pennsylvania, School of Dental Medicine, 1986, a D.D.S. from
Georgetown University Dental School, 1981, an M.S. in chemistry from St. John's
University, 1977, and a B.A. major in chemistry, minor in engineering from Miami
University in Oxford, Ohio.

Stanley J. Cherelstein has been our Director since September 28, 2004. Since
December 2003, Mr. Chereslstein has been the Chief Executive Officer and
President of Waiora, Inc., which develops and distributes Healthy Aging products. From August 2002 to July 2003, Mr. Cherelstein was the President and
Chief Operating Officer of Unicity, Inc., a $300 million nutritional supplement company with offices in thirteen countries in North America, Asia and Europe.
From July 2001 to August 2002, Mr. Cherelstein was the Chief Operating Officer
of Unicity where he was responsible for global operations including supply chain, distribution, information technology, customer service, human resources and finance. From July 1999 to July 2001, Mr. Cherelstein served as the Senior
Vice President of Finance and Operations at Rexall Showcase International (RSI),
a division of Rexall Sundown. RSI was a $180 million nutritional supplement company that operated in the USA, Japan, Korea, Taiwan and Hong Kong. From July
1997 to July 1999, Mr. Cherelstein served as Vice President of Finance at RSI.
Mr. Cherelstein began his career in public accounting at the firm of Cooper's and Lybrand where he worked for a total of five years from 1983 to 1988, including three years in auditing and two years in management consulting. In
April 1983, Mr. Cherelstein received a B.S. Degree in Business and Accounting.

Dr. Stewart Lonky has been our director since November 5, 2004. Dr. Lonky is a co-founder of the Trylon Corporation, a medical test kit firm located in
Torrance, California and has served as its Chief Medical Officer since 1990.
Trylon Corporation has developed diagnostic products for the early diagnosis of cervical and oral cancer, and in connection with that Dr. Lonky's responsibilities have included product development, the direction of clinical research and interacting with regulatory agencies, including the U.S. Food and
Drug Administration (FDA). In these roles he has been instrumental in successfully bringing a number of products to the medical marketplace. He has continued to be engaged in both clinical and biochemical research, and has published research articles in the peer-reviewed literature in the areas of cervical cancer and cellular pathophysiology. Dr. Lonky has been a practicing physician in the Los Angeles Area since 1982. He is Board Certified in Internal
Medicine, Pulmonary Medicine, and Critical Care Medicine. Prior to entering practice, Dr. Lonky served as a full-time faculty member at the University of
California, San Diego in the Department of Medicine, Pulmonary Division, where he was engaged in research in the biochemistry of lung injury. He was a National
Institutes of Health (NIH) Postdoctoral Fellow from 1974-77. He has published over twenty articles and abstracts in the peer-reviewed literature during that time, and authored two book chapters.

Dr. Tanvir Khandaker has been our director since January 24, 2005. Since
November 2001, he has been the President and a Director of Khandaker Partners, an independent research firm located in New York, New York, which specializes in fundamental analysis of public companies. From January 1999 to December 2001,
Dr. Khandaker was a Research Associate at the Brigham and Women's Hospital of
the Harvard Medical School and from January 1998 to December 1999, Dr. Khandaker was a Research Associate at the Massachusetts General Hospital of the Harvard
Medical School. In December 1995, Dr. Khandaker received a medical degree from the Robert Mitford Medical College located in Dhaka, Bangladesh, and from
January 1996 to April 1997, he was a Resident in Internal Medicine and Surgery
at Robert Mitford Medical College.

FAMILY RELATIONSHIPS
None

LEGAL PROCEEDINGS
Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:
     1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
     2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
     3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
     4. being found by a court of competent jurisdiction (in a civil action),the
Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Compliance of Officers and Directors
Based upon our review of Forms 3, 4, and 5 furnished to us during the last fiscal year, all of our officers, directors and persons holding more than ten percent of our equity securities have filed the reports required of them to be filed pursuant to Section 16(a) of the Exchange Act, except that Rik Deitsch,
Stanley Cherelstein, Dr. Stewart Lonky, and Dr. Michael Flax each filed their reports on Form 3 and Form 4 late.

Audit Committee/Compensation Committee
On November 5, 2004, our Board of Directors established an Audit Committee and a
Compensation Committee and appointed the following Board members to both committees: Stan Cherelstein, Stewart Lonky, and Michael Flax. Stan Cherelstein
was appointed the Chair of both the Audit Committee and the Compensation
Committee. Stan Cherelstein is also the Audit Committee Financial Expert.

Code of Ethics
We have a code of ethics that applies to all of our employees including its principal executive officer, principal financial officer and principal accounting officer. A copy of this code is filed as an exhibit to this annual report on Form 10-KSB and is also available on our website at
www.nutrapharma.com. We will provide any person without charge, a copy of our code of ethics upon the receipt of a written request sent to our headquarters at
1829 Corporate Drive, Boynton Beach, Florida, 33426. We intend to disclose any changes in or waivers from its code of ethics by posting such information on our website or by filing a Form 8-K.

Item 10. Executive Compensation

The following table summarizes compensation information for the last three fiscal years for (i) the Company's Chief Executive Officer and (ii) the four most highly compensated executive officers other than the Chief Executive
Officer who were serving as executive officers of the Company at the end of the fiscal year (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
                                                        Long Term Compensation
                                                                     Securities
                               Annual Compensation      Restricted   Underlying
                             Fiscal   Salary   Bonus   Stock Awards   Options
Name and Principal Position   Year      ($)     ($)       ($)(1)        (#)
---------------------------  ------  --------  -----   ------------  ----------
Rik J. Deitsch                2004   $132,500   --       $200,000        --
President, Chief Executive    2003   $ 29,500   --       $275,000        --
Officer and Chief Financial   2002      --      --          --           --
Officer

(1) Mr. Deitsch received 500,000 shares of restricted stock valued at $200,000 based on the $0.40 closing price of our common stock on November 5, 2004, which was the date of the grant.

Stock Option Grants in Last Fiscal Year

There were no options granted to the named Executive Officers during fiscal year
2004. Since its inception, we have not granted any stock options.

Board Compensation

On January 26, 2005, we issued 500,000 shares of our restricted common stock to our Director, Tanvir Khandaker in return for his services as our Director. The restricted shares were valued at $0.40 per share or an aggregate of $200,000.

On November 5, 2004, we issued 500,000 shares of our restricted common stock to our Director, Michael D. Flax in return for his services as our Director. The restricted shares were valued at $0.40 per share or an aggregate of $200,000.

On November 5, 2004, we issued 500,000 shares of our restricted common stock to our Director, Stanley J. Cherelstein in return for his services as our Director.
The restricted shares were valued at $0.40 per share or an aggregate of
$200,000.

On November 5, 2004, we issued 500,000 shares of our restricted common stock to our Director, Stewart Lonky in return for his services as our Director. The restricted shares were valued at $0.40 per share or an aggregate of $200,000.

On February 14, 2005, we completed a Consulting Agreement with Dr. Tanvir
Khandaker, to work full time as our consultant in the areas of business development, mergers and acquisitions, partnering and licensing during our
Fiscal Year 2005. In return for Dr. Khandaker's services, we provide a monthly retainer of $10,000 to him. Dr. Khandaker is also one of our Directors.

There are no standard arrangements pursuant to which directors are compensated for services provided to us.

Item 11. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

The following tables sets forth, as of March 31, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.
Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes, based on our stock records, that there are
60,854,682 shares issued and outstanding as of March 31, 2005.

The following tables set forth the ownership of our Common Stock as of March 31,
2005:
     o    Each shareholder known by us to own beneficially more than 5% of our common stock;
     o    Each executive officer;
     o    Each director or nominee to become a director; and
     o    All directors and executive officers as a group.

                  Security Ownership of Beneficial Owners
                                           Shares of        Percent of
                                         Common Stock      Common Stock
Name and Address of Beneficial Owner  Beneficially Owned   Outstanding
------------------------------------  ------------------  -------------
Opus International*                      11,692,556           19.2%
19 Hillsyde Court
Cockeysville, Maryland 21030
------------------------------------  ------------------  -------------
Dr. Michael D. Flax                       3,411,700            5.6%
2499 Banyan Road
Boca Raton, Florida 33432
------------------------------------  ------------------  -------------
Total                                    15,104,256           24.8%
------------------------------------  ------------------  -------------

*On April 13, 2005, Opus International filed an amendment to Schedule 13D reporting that its 11,692,556 shares were pledged as collateral for a $2.5 million loan from Clarisco Stiftung. We have attempted to ascertain from Opus
International's other information we consider material to Opus International's reporting obligations; however, Opus International has failed to respond to our informing it of these reporting requirements or our request for information.

                    Security Ownership of Management
                                         Shares of        Percent of
Name and Address of                     Common Stock     Common Stock
Director or Executive Officer        Beneficially Owned   Outstanding
-----------------------------------  ------------------  -------------
Rik J. Deitsch                           1,500,000            2.5%
1829 Corporate Drive
Boynton Beach, Florida 33426

Dr. Michael D. Flax                      3,411,700            5.6%
2499 Banyan Road
Boca Raton, Florida 33432

Stanley J Cherelstein                      500,000            0.8%
1829 Corporate Drive
Boynton Beach, Florida 33426

Dr. Stewart Lonky                          500,000            0.8%
1158 Chautaqua Boulevard
Pacific Palisades, California 90272

Dr. Tanvir Khandaker                       500,000            0.8%
181 Ogden Avenue
Jersey City, New Jersey 07307
-----------------------------------  ------------------  -------------

All executive officers and directors
as a group (5) persons                   6,411,700           10.5%
-----------------------------------  ------------------  -------------

Item 12. Certain Relationships and Related Transactions

Consulting Agreement with Dr. Tanvir Khandaker
On February 14, 2005, we completed a Consulting Agreement with Dr. Tanvir
Khandaker, to work full time as our consultant in the areas of business development, mergers and acquisitions, partnering and licensing during our
Fiscal Year 2005. In return for Dr. Khandaker's services, we provide a monthly retainer of $10,000 to him. Dr. Khandaker is also one of our Directors.

From our inception to May 2004, we funded our ongoing operational costs through unsecured, non-interest bearing, demand loans from certain of our shareholders, which included loans from our former Chairman of the Board, Mr. Zirk
Engelbrecht. At June 30, 2004, the balance on the loan due to Mr. Engelbrecht was $1,384,931. On August 1, 2004, Mr. Engelbrecht assigned the loan to Opus
International, LLC, a company that Mr. Engelbrecht claims is controlled by his wife, Marcy Engelbrecht. On or about August 9, 2004, a Managing Member of Opus
International, LLC made a formal demand for repayment of the loan in the amount of $1,384,931. On September 28, 2004, we entered into a settlement agreement with Opus International, which provided for the following terms: (i) the transfer of 6,000,000 shares of Infectech common stock we owned to Opus
International, in full and fair settlement of the outstanding debt owed to Opus
International; (ii) upon the transfer of the Infectech shares to Opus
International, any and all outstanding debt that we owed to Opus International was deemed discharged and we would be released from any and all liability regarding the debt; and (iii) we accepted the resignation of Mitchell Felder and
David C. McClelland as our directors.

Item 13. Exhibits

Exhibits and Reports on Form 8-K

(a) The following Financial Statements are filed as part of this report under
    Item 7.

    Report of Independent Auditor
    Consolidated Balance Sheet
    Consolidated Statements of Operations
    Consolidated Statements of Cash Flows
    Consolidated Statement of Changes in Stockholders' Equity (Capital Deficit)
    Notes to Consolidated Financial Statements

(b) The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number/Description

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
10.9   Settlement Agreement dated September 28, 2004 between Opus International,
       LLC (xi)
10.10  Agreement with XenaCare (xi)
10.11  Agreement with Eno Research and Development, Inc. (xi)
10.12  Agreement with Investor-Gate.com (xi)
10.13  Agreement with Tanvir Khandaker
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
-------------------
 (i) Incorporated by reference to the Company's Registration Statement on Form
     SB-2/A (Registration No. 33-44398) filed on April 6, 2001 (the
     "Registration Statement").
(ii) Incorporated by reference to the Company's Current Report on Form 8K, filed
     December 26, 2001
(iii)Incorporated by reference to the Company's Current Report on Form 8K, filed February 28, 2002
(iv) Incorporated by reference to the Company's Current Report on Form 8K, filed
     September 9, 2002
 (v) Incorporated by reference to the Company's Current Report on Form 8K, filed
     October 31, 2002
(vi) Incorporated by reference to the Company's Current Report on Form 8K, filed
     October 20, 2003
(vii)Incorporated by reference to the Company's Current Report on Form 8K, filed March 8, 2004
(viii)Incorporated by reference to the Company's Current Report on Form 8K, filed November 5, 2002
(ix) Incorporated by reference to the Company's Report on Form 10-KSB, filed
     April 20, 2004
 (x) Incorporated by reference to the Company's Report on Form 10-KSB/A, filed
     May 7, 2004
(xi) Incorporated by reference to the Company's Report on Form 10-QSB, filed
     December 21, 2004

Item 14. Principal Accountant Fees and Services

On March 11, 2004, we engaged the firm of Eisner, LLP, as our new principal independent accountant to audit our financial statements. Eisner billed us
$85,000 for the audit of our financial statements for the period from our inception on February 1, 2000 through December 31, 2003. Eisner, LLP did not perform any quarterly reviews of our financial statements in the fiscal year ended December 31, 2003 as they were not our principal independent accountant at the time. Eisner did perform quarterly reviews of our financial statements in the fiscal year ended December 31, 2004, for which they were paid $47,707.

On February 24, 2005, we engaged the firm of Stark Winter Schenkein & Co., as our new principal independent accountant to audit our financial statements.
Stark Winter Schenkein & Co. billed us $30,500 for the period from January 1,
2004 through December 31, 2004.

AUDIT RELATED FEES
No such fees were paid to Eisner, LLP or Stark Winter Schenkein & Co. at any time.

TAX FEES
No such fees were paid to Eisner, LLP or Stark Winter Schenkein & Co. at any time.

ALL OTHER FEES
No such fees were paid to Eisner, LLP or Stark Winter Schenkein & Co. at any time.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRA PHARMA CORP.

/s/Rik J. Deitsch
Rik J. Deitsch, Chairman, President, Chief Executive Officer and Chief
Financial Officer

Dated:  May 2, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities indicated.

Signature                  Title                                 Date
-------------------------------------------------------------------------------

/s/Rik J.Deitsch           Chairman of the Board, President,     May 2, 2005
   Rik J. Deitsch          Chief Executive Officer and
                           Chief Financial Officer

/s/Michael D. Flax         Director                              May 2, 2005
   Michael D. Flax

/s/Stanley Cherelstein     Director                              May 2, 2005
   Stanley Cherelstein

/s/Stewart Lonky           Director                              May 2, 2005
   Stewart Lonky

/s/Tanvir Khandaker        Director                              May 2, 2005
   Tanvir Khandaker

                               NUTRA PHARMA CORP.
                              FINANCIAL STATEMENTS
                               DECEMBER 31, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Nutra Pharma Corp.

We have audited the accompanying consolidated balance sheet of Nutra Pharma
Corp. (a Development Stage Company) as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nutra Pharma Corp. (a
Development Stage Company) as of December 31, 2004, and results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of
America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses from operations and has a working capital deficit and no revenue generating operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP

/s/Stark Winter Schenkein & Co., LLP

Denver, Colorado
April 18, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nutra Pharma Corp.

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (capital deficit) and cash flows of Nutra Pharma Corp.
and its subsidiary (the "Company"), a development stage company, for the year ended December 31, 2003. We have also audited the Company's consolidated statement of operations for the period from February 1, 2000 (inception) through
December 31, 2003 (not separately presented herein), consolidated statement of stockholders' equity (capital deficit) for the period from February 1, 2000
(inception) through December 31, 2003 and the consolidated statement of cash flows for the period from February 1, 2000 (inception) through December 31, 2003
(not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows for the year ended December 31, 2003 and for the period from February
1, 2000 through December 31, 2003 of Nutra Pharma Corp. and its subsidiary, in conformity with accounting principles generally accepted in the United States of
America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring net losses and has a working capital deficiency at December 31, 2003 that raise substantial doubt about the
Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from outcome of this uncertainty.

/s/Eisner LLP
Eisner LLP

New York, New York
April 3, 2004

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2004

ASSETS
Current assets:
   Cash                                            $     409,432
                                                   -------------
Property and equipment, net
                                                          59,375
                                                   -------------
Other assets
     Investments at cost
                                                         105,000
     Other                                                20,011
                                                   -------------
                                                         125,011
                                                   -------------
                                                   $     593,818
                                                   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $     144,108
   Accrued expenses                                      196,057
   Convertible loans                                     206,750
                                                   -------------
      Total current liabilities                          546,915
                                                   -------------
Stockholders' equity:
   Common stock, $0.001 par value, 2.0
      billion shares authorized,
      54,059,682 shares outstanding                       54,060
   Additional paid-in capital                         12,353,644
   Deficit accumulated during the
      development stage                              (12,360,801)
                                                   -------------
                                                          46,903
                                                   -------------
                                                   $     593,818
                                                   =============

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations
                                                                     For the
                                                                   Period From
                                                                   February 1,
                                                                       2000
                                                                   (Inception)
                                                                     Through
                                        Years Ended December 31,   December 31,
                                           2003         2004           2004
                                      ------------  ------------  ------------

Revenue                               $          -  $          -  $          -
                                      ------------  ------------  ------------

Costs and expenses:
   General and administrative            1,710,301       989,317     3,422,560
   Research and development                      -     1,104,968     1,104,968
     Stock based compensation
                                                 -     2,865,996     2,865,996
   Write-off of advances to                      -             -       629,000
    potential acquiree
   Finance costs                           786,000             -       786,000
     Interest expense
                                                 -         4,706         4,706
   Amortization of license agreement             -             -       155,210
   Amortization of intangibles             107,133       549,599       656,732
   Losses on settlements                   252,875       955,069     1,261,284
   Write-down of investment in
    Infectech, Inc.                              -       620,805       620,805
   Equity in loss of unconsolidated              -       853,540       853,540
    subsidiary                        ------------  ------------  ------------

      Total costs and expenses           2,856,309     7,944,000    12,360,801
                                      ------------  ------------  ------------

Loss before provision (benefit) for
   income taxes                         (2,856,309)   (7,944,000)  (12,360,801)
Provision (benefit) for income taxes       (42,853)       42,853             -
                                      ------------  ------------  ------------

Net loss                              $ (2,813,456) $ (7,986,853) $(12,360,801)
                                      ============  ============  ============

Per share information - basic
 and diluted
Loss per common share                      $ (0.07)      $ (0.16)
                                           =======       =======
Weighted average common shares
 outstanding                            38,669,108    50,927,076
                                      ============  ============

--------------------------------------------------------------------------------
See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
Period From Inception (February 1, 2000) to December 31, 2004
                                                                       Deficit
                                                                     Accumulated
                                                         Additional   During the
                                      Common Stock        Paid-in    Development
                                   Shares     Par Value   Capital       Stage         Total
                                 ===========  =========  ==========  ============  ===========
Common stock issued to founders   39,000,000  $  39,000  $  (37,050) $          -  $     1,950
Net loss                                   -          -           -       (1,950)       (1,950)
                                 -----------  ---------  ----------  ------------  -----------
Balance - December 31, 2000       39,000,000     39,000     (37,050)       (1,950)           -
Proceeds from sale of common
  stock ($.025 per share)          1,000,000      1,000      24,000             -       25,000
Common stock issued in
  connection with acquisition
  ($.025 per share)                4,500,000      4,500     108,000             -      112,500
Net loss                                   -          -           -       (67,504)     (67,504)
                                 -----------  ---------  ----------  ------------  -----------
Balance - December 31, 2001       44,500,000     44,500      94,950       (69,454)      69,996
Issuance of common stock in
  exchange for services ($.30
  to $1.50 per share)                656,000        656     670,874             -      671,530
Return of common stock by
    principal stockholder        (10,394,000)   (10,394)     10,394             -            -
Rescission of common stock
  issued in acquisition ($.025
  per share)                               -          -    (112,500)            -     (112,500)
Cancellation of common stock
  issued in connection with
  rescission of acquisition       (2,037,500)    (2,038)      2,038             -            -
Net loss                                   -          -           -    (1,491,038)  (1,491,038)
                                 -----------  ---------  ----------  ------------  -----------
Balance - December 31, 2002       32,724,500     32,724     665,756    (1,560,492)    (862,012)
Issuance of common stock in
  exchange for services ($.38
  to $.76 per share)               2,196,828      2,197   1,358,070             -    1,360,267
Cancellation of common stock
  issued in connection with
  rescission of acquisition       (2,055,000)    (2,055)      2,055             -            -
Value of common stock issued by
  stockholder to third party in
  connection with settlement
  ($.51 per share)                                          229,500             -      229,500
Conversion of stockholder loan
  into common stock ($.08 per
  share)                          10,300,000     10,300   1,637,712             -    1,648,012
Value of common stock issued by
  stockholder to employee for
  services rendered ($.15 per
  share)                                                     75,000             -       75,000
Issuance of common stock in
  connection with acquisition
  ($.85 per share)                 4,502,549      4,503   3,822,664             -    3,827,167
Common stock deemed
  irretrievable in connection
  with rescission of
  acquisition ($.11 per share)                               23,375             -       23,375

Net loss                                   -          -           -    (2,813,456)  (2,813,456)
                                 -----------  ---------  ----------  ------------  -----------
Balance - December 31, 2003       47,668,877     47,669   7,814,132    (4,373,948)   3,487,853
Cancellation of common stock
  issued in connection with
  rescission of acquisition         (199,000)      (199)        199             -            -
Cancellation of common stock
  issued in connection with
  settlement with third parties     (120,000)      (120)        120             -            -
Issuance of common stock in
  connection with acquisition
  ($.85 per share)                   775,538        776     658,431             -      659,207
Issuance of common stock in
  exchange for services ($.24
  to $.66 per share)               4,054,200      4,054   2,061,942             -    2,065,996
Issuance of common stock for
  cash ($.17 to $.25) per share    1,285,000      1,285     223,565             -      224,850
Conversion of convertible loans
  into common stock ($.16 per
  share)                             595,067        595      97,405             -       98,000
Common shares subscribed for
  services - (2,000,000 shares)
  ($.40 per share)                         -          -     800,000             -      800,000
Common shares subscribed for
  cash (4,105,000 shares)($.17
  per share)                               -          -     697,850             -      697,850

Net loss                                   -          -           -    (7,986,853)  (7,986,853)
                                 -----------  ---------  ----------  ------------  -----------
Balance - December 31, 2004       54,059,682  $  54,060 $12,353,644  $(12,360,801) $    46,903
                                 ===========  =========  ==========  ============  ===========

----------------------------------------------------------------------------------------------
See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
                                                                            For the
                                                                          Period From
                                                                           February 1,
                                                                              2000
                                                                          (Inception)
                                                                          Years Ended
                                                    December 31,            Through
                                              -------------------------   December 31,
                                                  2003        2004             2004
                                              -----------   -----------   -----------
Cash flows from operating activities:
  Net loss                                    $(2,813,456)  $(7,986,853) $(12,360,801)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Deferred taxes                               (42,853)       42,853             -
     Amortization of intangibles                  107,133       549,599       656,732
     Amortization of license agreement                  -             -       155,210
     Depreciation                                       -         4,867         4,867
     Write-off of advances to potential
      acquiree                                          -             -       629,000
     Stock-based compensation                   1,435,267     2,865,996     4,974,743
     Finance costs in connection with
      conversion of stockholder loan into
      common stock                                786,000             -       786,000
     Expenses paid by stockholder                  94,678       355,000       474,140
     Losses on settlements                        252,875       955,069     1,261,284
     Write-down of investment in
      Infectech, Inc.                                   -       620,805       620,805
     Equity in loss of unconsolidated
      subsidiary                                        -       853,540       853,540
  Changes in operating assets and
   liabilities:
     (Increase) decrease in other assets                -       (20,011)      (20,011)
     Increase (decrease) in accounts payable       25,645       126,602       152,247
     Increase (decrease) in accrued expenses       75,838       120,219       196,057
                                              -----------   -----------   -----------
       Net cash (used in) operating activities    (78,873)   (1,512,314)   (1,616,187)
                                              -----------   -----------   -----------

Cash flows from investing activities:
  Cash reduction due to deconsolidation
    of Infectech                                        -        (2,997)       (2,997)
  Cash acquired in acquisition of Infectech         3,004             -         3,004
     Acquisition of property and equipment              -       (57,091)      (57,091)
     Investments carried at cost                        -      (105,000)     (105,000)
                                              -----------   -----------   -----------
       Net cash (used in) provided by
        investing activities                        3,004      (165,088)     (162,084)
                                              -----------   ------------  -----------

Cash flows from financing activities:
  Common stock issued for cash                          -       922,700       947,700
  Proceeds from convertible loans                       -       304,750       304,750
  Loans from stockholders                         123,000       812,253       935,253
                                              -----------   -----------   -----------
       Net cash provided by financing
        activities                                123,000     2,039,703     2,187,703
                                              -----------   -----------   -----------
Net increase in cash                               47,131       362,301       409,432
  Cash - beginning of period                            -        47,131             -
                                              -----------   -----------   -----------
  Cash - end of period                        $    47,131   $   409,432       409,432
                                              ===========   ===========   ===========

Supplemental Cash Flow Information:
  Cash paid for interest                      $         -   $         -   $         -
  Cash paid for income taxes                  $         -   $         -   $         -

Non-cash investing and financing activities:
  Assumption of obligation under license
   agreement                                                              $ 1,750,000
  Value of shares issued as consideration in
   acquisition of Nutra Pharma, Inc.                                      $   112,500
  Payments of license fee obligation by
   stockholder                                                            $   208,550
  Conversion of stockholder loan to common
   stock                                      $   862,012                 $   862,012
  Loan advances to Bio Therapeutics, Inc.
   by stockholder                                                         $   629,000
  Value of common stock issued as
   consideration in acquisition of
   Infectech, Inc.                            $ 3,827,167   $   659,207   $ 4,486,375
  Liabilities assumed in acquisition of
   Infectech, Inc.                            $   115,586                 $   115,586
  Cancellation of common stock                $     2,055   $       319   $    14,806
  Value of common stock issued by
   stockholder to third party in connection
   with settlement                            $   229,500                 $   229,500
  Value of common stock issued by
   stockholder to employee for services
   rendered                                   $    75,000                 $    75,000
  Net deferred taxes recorded in connection
   with Acquisition                           $   559,833   $   407,753   $   967,586
  Notes payable settled with common stock                   $    98,000   $    98,000
  Settlement of stockholder loan in exchange
   for common stock of subsidiary                           $ 1,384,931   $ 1,384,931

-------------------------------------------------------------------------------------
See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nutra Pharma Corp., a development stage company ("Nutra Pharma" or "the Parent")
is a holding company that owns intellectual property and operations in the biotechnology industry. Nutra Pharma incorporated under the laws of the state of
California on February 1, 2000 under the original name of Exotic-Bird.com.

Basis of Presentation

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations aggregating
$2,813,456, $7,986,853, and $12,360,801 for the years ended December 31, 2003and
2004, and the period from inception to December 31, 2004. In addition, the
Company has a working capital deficit at December 31, 2004 and December 31, 2003 of $137,483 and $387,616 respectively and has no revenue generating operations.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to establish a revenue base.
Failure to secure such financing or to raise additional equity capital and to establish a revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Principals of Consolidation

The consolidated financial statements presented herein include the accounts of
Nutra Pharma and its subsidiary Receptopharm, Inc. (collectively, the
"Company"). In addition, the Company consolidated Infectech, Inc. during the period from October 31, 2003, through September 28, 2004 (see Note 3). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Actual results may differ from these estimates.

Revenue Recognition

In general, the Company will record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue will be recognized at the time the product is delivered. Provision for sales returns will be estimated based on the Company's historical return experience. Revenue will be presented net of returns.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2004, the Company's cash balance of $409,432 was on deposit at a single financial institution and the balance exceeded insured limits.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, accrued expenses and convertible loans. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to the property and equipment accounts while replacements, maintenance and repairs, which do not extend the life of the assets, are expensed.

Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are summarized as follows:

         Furniture and equipment            5 to 7 years
         Automotive equipment                 5 years
         Leasehold improvements               3 years

Property and equipment consists of the following:

         Automotive equipment               $   7,500
         Furniture and equipment               27,483
         Leasehold improvements                32,849
                                            ---------
                                               67,832
         Less: accumulated depreciation        (8,457)
                                            ---------
                                            $  59,375
                                            =========

Depreciation charged to operations aggregated $4,867 and $0 during 2004 and
2003.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. Should there be an impairment, the Company measures the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the from the impaired assets.

During the year ended December 31, 2004, the Company recorded an impairment related to its investment in Infectech, Inc. in the amount of $620,805 (see Note
3).

Research and Development

Research and development is charged to operations as incurred.

Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Loss per Share

The Company calculates net income (loss) per share as required by Statement of
Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123,
"Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25,
"Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed.
The Company has elected to continue to apply APB 25 in accounting for its stock option plans.

Equity Method

Investments in entities in which the Company has a 20% to 50% interest are carried at cost, adjusted for the Company's proportionate share of the undistributed income (loss) (see Note 3).

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB
Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN
46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company currently consolidates an entity under the provisions of FIN
46-R (see Note 4).

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4,
"Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that
"...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.
Management does not expect adoption of SFAS 151 to have a material impact on the
Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets,"
an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions."
Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International
Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16,
2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS
123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB
Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS
123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as
SEC small business issuers, as of the first fiscal year beginning after December
15, 2005, or (2) for all other public companies, as of the first fiscal year or interim period beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

2.   ACQUISITIONS, JOINT VENTURE AND RESCISSIONS

Acquisition of Nutra Pharma, Inc.

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

Rescission of Acquisition of Nutra Pharma Inc., and Joint Venture with Terra
BioPharma

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
Treasury.

At March 31, 2004, the Company had an agreement in place to recover an additional 15,000 shares from an Individual Stockholder. Upon the return of those shares in August 2004, a total of 4,287,500 of the 4,500,000 shares originally issued to NPI's sole stockholder have been returned. The remaining
212,500 shares were deemed by the Company to be irretrievable, and accordingly, the Company recorded a charge to operations of $23,375 in 2003 for these shares.

On May 19, 2004, the Company received 4,000 shares of its common stock from an
Individual Stockholder. These shares were cancelled and returned to Treasury.
The Company had previously included these 4,000 shares as part of the 212,500 shares that it deemed to irretrievable.

In connection with these transactions, the Company recorded a loss on settlement of $53,340, representing the write-off of the carrying value of the unamortized license agreement of $1,707,290, the cancellation of the remaining obligation to
TBPH of $1,541,450 and the reduction to additional paid-in capital for the value of the common shares issued to NPI's sole stockholder of $112,500. Common shares received subsequent thereto have been cancelled and reflected as a reduction in the par value of common stock and a corresponding increase in additional paid-in capital. In addition, the 450,000 common shares transferred to NPI's sole stockholder by a stockholder of the Company was valued at market value of
$229,500 on the date of transfer and has been recorded as a charge to operations in 2003 with a corresponding increase to additional paid-in capital.

Failed Acquisition of Bio Therapeutics, Inc.:

On May 30, 2002, the Company entered into a definitive agreement (the "Share
Exchange Agreement") to acquire 100% of the issued and outstanding common stock of Bio Therapeutics, Inc. ("Bio Therapeutics"), a privately held Florida corporation. Pursuant to this Share Exchange Agreement, the Company was obligated to issue 11,137,139 shares of common stock in exchange for an equal number of shares of Bio Therapeutics, which represented 100% of the issued and outstanding common stock of Bio Therapeutics. The Share Exchange Agreement also contained a provision that in the event the Company's common stock was trading below $2.40 on the closing date, the Company would be obligated to issue additional shares of its common stock to the stockholders of Bio Therapeutics in order to ascribe a final value of $2.40 for each share of Bio Therapeutics stock. In addition, as part of this Share Exchange Agreement, the Company agreed to loan Bio Therapeutics up to $500,000 for working capital purposes. The closing of this transaction was contingent upon the Company raising a minimum of
$1,500,000 through a private placement of its common stock. The Share Exchange
Agreement also provided that the shares of the Company and the shares Bio
Therapeutics that are being exchanged would be held by an escrow agent, who would hold all of the subject shares, and release them to the respective parties, only upon receiving written proof that the Company had successfully raised a minimum of $1,500,000.

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

3.   ACQUISITION OF INFECTECH, INC.

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

The Acquisition Agreement provided for the acquisition by the Company of up to
100% of the issued and outstanding common stock of Infectech, through an exchange of one (1) share of the Company's common stock for every two (2) shares of Infectech common stock. The Company recorded the acquisition of Infectech as the purchase of assets, principally patents and other intangibles. The value of the Company's common shares issued in connection with this transaction is $0.85, which was the market value of the Company's common stock on September 22, 2003, the date the terms of the acquisition were agreed to and announced.

Through December 31, 2003, the Company issued an aggregate of 4,502,549 shares of its common stock in exchange for 9,005,098 shares of Infectech. This initial exchange resulted in the Company owning approximately 58% of the issued and outstanding common stock of Infectech. In January 2004, the Company issued an additional 426,275 shares of its common stock, in exchange for 852,550 shares of
Infectech. In September 2004, the Company issued an additional 293,288 shares of its common stock in exchange for 586,576 shares of Infectech. These exchanges increased the Company's ownership interest in Infectech from 58% to 67%.

On September 28, 2004, the Company transferred 6,000,000 shares of Infectech,
Inc. common stock that it owned to a shareholder of Nutra Pharma, to discharge a
$1,384,931 demand loan to such shareholder. This transaction is more fully described in Note 5. After giving effect to this transfer, the Company owned a total of 4,444,224 shares or approximately 29% of the issued and outstanding common stock of Infectech which was 15,537,050.

In connection with the settlement, the Company recorded a loss of $955,069, representing the difference between the Company's carrying value per share of the Infectech common stock and the value of the Infectech common stock ascribed in the settlement which was $0.23 per share. In addition, the Company wrote down the carrying value of its remaining investment in Infectech to reflect the value ascribed in the settlement of $.23 per share which resulted in an additional charge to operations of $620,805.

During the fourth quarter of 2004, the Company issued an additional 55,975 shares of its common stock in exchange for 111,950 shares of Infectech. At
December 31, 2004, the Company owned a total of 4,556,174 shares or approximately 25% of the issued and outstanding common stock of Infectech which was 18,327,030 at December 31, 2004. During the first quarter of 2005 Infectech issued additional shares of its common stock increasing its outstanding shares to 34,427,030 shares at February 28, 2005, which reduced the Company's ownership to approximately 13% at that date.

Subsequent to September 28, 2004, the Company owned a minority interest in
Infectech an accordingly, applies the equity method of accounting to its investment in Infectech. The Company's share of Infectech's earnings or losses is included in its statement of operations as a single amount. During the year ended December 31, 2004, Infectech incurred a loss of $6,658,838. The Company's portion of the loss using the equity method of accounting of $1,664,710 exceeded the carrying value of the Company's investment which was $853,540 at December
31, 2004, and as such, the $853,540 was charged to operations at December 31,
2004.

A summary of financial position and results of operations of Infectech is as follows:

                                        2003            2004
                                    -----------      -----------
          Current assets            $     2,858      $    48,474
                                    ===========

          Current liabilities       $   103,382      $   151,357
          Stockholders' deficit        (100,524)        (102,883)
                                    -----------      -----------
                                    $     2,858      $    48,474
                                    ===========      ===========

          Sales                     $         -      $         -
                                    ===========      ===========
          Net loss                  $  (950,539)     $(6,658,838)
                                    ===========      ===========

The Company's share of the loss for Infectech for the period from October 1,
2003 to December 31, 2003, was nominal.

The aggregate market value of the Company's 4,556,174 shares of Infectech common stock based on the trading price of Infectech common stock as quoted on the pink sheets of $.58 per share at December 31, 2004, was $2,642,580.

4.   ACQUISITION OF RECEPTOPHARM, INC.

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

The Company is purchasing its 49.5% ownership interest in a series of installments. At December 31, 2004, the Company had funded an aggregate of
$1,250,000 to Receptopharm under the Agreement. Subsequent to December 31, 2004 and through April 13, 2005, the Company funded an additional $285,000 to
Receptopharm, which increased the Company's ownership of Receptopharm to approximately 37%.

Under the terms of the Agreement, the Company was required to complete the entire $2,000,000 funding on October 1, 2004. The Company is currently in discussions with Receptopharm regarding a modification to the Agreement to provide for a new payment schedule for the remaining $465,000 that the Company is required to pay to Receptopharm.

For accounting purposes, the Company is treating its capital investment in
Receptopharm as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of
Receptopharm, such amounts are being charged to expense as incurred by
Receptopharm since Receptopharm presently has no ability to fund these activities and is dependent on the Company to fund its operations. In these circumstances, Receptopharm is considered a variable interest entity and has been consolidated. The creditors of Receptopharm do not have recourse to the general credit of the Company.

A summary of financial position and results of operations of Receptopharm is as follows:

                                        2004
                                    -----------
          Current assets            $    71,903
          Property and equipment         59,375
          Other assets                   20,011
                                    -----------
                                    $   151,289
                                    ===========

          Current liabilities       $   224,003
          Stockholders' deficit         (72,714)
                                    -----------
                                    $   151,289
                                    ===========

          Sales                     $         -
                                    ===========
          Net loss                  $  (944,282)
                                    ===========

5.   SETTLEMENT OF DEMAND LOAN - STOCKHOLDER

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

o    The transfer of 6,000,000 shares of Infectech common stock owned by the
     Company to Opus International, in full and fair settlement of the outstanding debt owed to Opus International.

o    Upon the transfer of the Infectech shares to Opus International, any and all outstanding debt that the Company owed to Opus International was deemed discharged and the Company was released from any and all liability regarding the debt.

o    The Company accepted the resignation of Mitchell Felder and David C.
     McClelland as directors.

In connection with the settlement, the Company recorded a loss of $955,069, representing the difference between the Company's carrying value per share of the Infectech common stock and the value of the Infectech common stock ascribed in the settlement which was $0.23 per share.

 6.  CONVERTIBLE LOANS

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

In November 2004, in accordance with the terms of completed Subscription
Agreements, the Company received total proceeds of $206,750 from four (4)
investors. These agreements provide that upon the expiration of a 6 month term from the date of execution, each of the four investors has the option of: (a)
being repaid the amount of their investment together with 15% interest per annum; (b) converting their investment into shares of the Company's common stock at a conversion price of $0.17 per share up to an aggregate of 1,216,176, if all four investors convert; or (c) converting their investment into a number of shares of common stock of the Company equal to the sum of the principal and accrued interest on the note, divided by the conversion price equal to a price which is 35% below (i) the average of the last reported sales prices for the shares of Common Stock on the NASDAQ National Market, the American Stock
Exchange, the NASDAQ Small Cap Market or the Over-the-Counter Bulletin Board for
the 5 trading days immediately prior to such date or (ii) if there has been no sales on any such market on any applicable day, the average of the highest bid and lowest ask prices on such market at the end of any applicable day, or (iii)
if the market value cannot be calculated as of such date on any of the foregoing bases, the Market Price will be at the fair market value as reasonably determined in good faith by our Board of Directors.

Each investor has piggyback registration rights that require the Company to register any shares held by them if the Company voluntarily files a registration statement. Additionally, should an investor decide to convert their investment into shares of common stock, the Company is required to file a registration statement with the Securities and Exchange Commission to register the investor's common stock. Should the Company fail to file the registration statement immediately upon the investor's conversion, the Company is required to issue to each investor, penalty shares of 5,000 shares of common stock per week for every week the registration statement is not filed.

7.   STOCKHOLDERS' EQUITY

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

In November 23, 2001, the Company issued 4,500,000 shares in connection with the acquisition of Nutra Pharma, Inc. (see Note 2 - Acquisitions, Joint Venture and
Rescissions). The Company valued the 4,500,000 shares issued in this transaction at a price of $0.025 per share, for a total value of $112,500. The value of
$0.025 per share was based on the price at which the Company sold shares of its common stock in an initial public offering in May 2001, the most recent cash transaction of its common stock.

On April 23, 2002, the Company issued 1,000,000 shares of restricted common stock to a lender as collateral for a loan. The loan was never funded and the
Company placed a stop transfer order on the stock certificate. The lender is currently in Chapter 11 Bankruptcy. These shares have not been reflected as issued and outstanding.

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

On December 23, 2002, the Company rescinded the NPI Agreement dated November 23,
2001, pursuant to a Rescission, Settlement and Release Agreement. NPI's sole stockholder agreed to facilitate the return of 2,092,500 of the 4,500,000 shares of common stock to the Company for cancellation. Subsequently, through December
31, 2004, an additional 2,199,000 shares were returned to the Company by
Individual Stockholders that received shares of common stock of the Company directly from NPI's sole stockholder. As part of this Rescission Agreement,
NPI's sole stockholder received 450,000 shares of common stock directly from an existing stockholder who was also an Officer and Director of the Company. The
Company recorded a charge to operations of $229,500 to reflect the value of the settlement for the benefit of the Company.

In June 2003, a stockholder of the Company transferred 500,000 shares of his common stock to the Company's President/Chief Executive Officer. Such shares were valued at $75,000, the fair market value on the date of the transfer, and the accompanying financial statements have been revised to reflect a charge to operations as compensation with a corresponding increase in additional paid-in-capital.

In 2003, the Company issued a total of 2,196,828 shares of restricted common stock, including 15,000 shares issued pursuant to the Company's Equity
Compensation Plan to various individuals and companies in exchange for services rendered. Of this total, 1,500,000 shares were issued to officers and directors of the Company. These issuances were made at various times throughout the year.
The Company recorded stock-based compensation expense of $1,360,267 to reflect the fair market value of the common stock issued. Fair market value was based on the closing price of the Company's common stock on the date of each grant.

In 2003, the Company issued a total of 4,502,549 shares of common stock in connection with its acquisition of Infectech, Inc., which was valued at
$3,827,167.

During the year ended December 31, 2004, the Company sold 5,390,000 shares of restricted common stock at $.17 per share and received proceeds of $922,700. Of the shares sold 1,285,000 were issued at December 31, 2004, and 4,105,000 shares were recorded as a subscription.

During the year ended December 31, 2004, the Company issued a total of 4,054,200 shares of restricted common stock to various individuals and companies and accepted subscriptions for 2,000,000 shares of common stock from officers and directors in exchange for services rendered. These issuances were made at various times throughout the year. The Company recorded stock-based compensation expense of $2,865,996 to reflect the fair market value of the common stock issued. Fair market value was based on the closing price of the Company's common stock on the date of each grant, which ranged from $0.24 to $0.66 per share.

During the year ended December 31, 2004, the Company issued a total of 775,538 shares of restricted common stock in connection with its acquisition of
Infectech, Inc., which was valued at $0.85 per share for a total of $659,207.
This issuance was made in connection with the September 19, 2003, Acquisition
Agreement between the Company and Infectech, Inc.

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

During 2004 certain third parties returned an aggregate of 120,000 shares of common stock for cancellation.

8.   INCOME TAXES

The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2004 and 2003. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate    34%
Effect of operating losses                           (34)%
                                                     -----
                                                       0%
                                                     =====

As of December 31, 2004, the Company has a net operating loss carry forward of approximately $3,100,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2024. The deferred tax asset of approximately 1,100,000 relating to the operating loss carry forward has been fully reserved at December 31, 2004. The increase in the valuation allowance related to the deferred tax asset was approximately $600,000 during 2004. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from Stock based compensation of approximately $5,000,000, non-cash finance charges of approximately $800,000, non-cash losses on settlements of approximately
$960,000, non-cash losses related to Infectech of approximately $1,700,000 and the amortization on intangibles of approximately $800,000.

9.   INVESTMENTS

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

As of December 31, 2004 the Company has made payments totaling $30,000 to
Portage BioMed in connection with the letter of intent. As of March 31, 2005, the Company has not entered into a definitive agreement with Portage BioMed.

This investment is included in other assets in the accompanying financial statements.

Investment in XenaCare LLC

On November 1, 2004, the Company completed an agreement with XenaCare LLC, a healthcare management company engaged in the business of manufacturing and distributing non-prescription pharmaceuticals to physician's offices. This agreement provides that the Company make an investment of up to $250,000 in 15
Site of Cares physician locations to be managed by XenaCare.

As of December 31, 2004, the Company has made payments totaling $75,000 to
XenaCare in connection with this agreement.

10.  EQUITY COMPENSATION PLANS

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

As of December 31, 2004, the Company had issued a total of 2,495,000 shares under the Plan. These shares were issued to various consultants for services rendered to the Company during 2003 and 2004 as described in Note 7.

11.  RELATED PARTY TRANSACTIONS

From inception to May 2004, the Company funded its ongoing operational costs through unsecured, non-interest bearing, demand loans from certain of its shareholders, which included loans from the Company's former Chairman of the
Board, Mr. Zirk Engelbrecht. At June 30, 2004, the balance on the loan due to
Mr. Engelbrecht was $1,384,931. On August 1, 2004, Mr. Engelbrecht assigned the loan to Opus International, LLC, a company that Mr. Engelbrecht claims is controlled by his wife, Marcy Engelbrecht. On or about August 9, 2004, a
Managing Member of Opus International, LLC made a formal demand for repayment of the loan in the amount of $1,384,931.

On September 28, 2004, the Company entered into a settlement agreement with Opus
International, which provided for the following terms: (i) the transfer of
6,000,000 shares of Infectech common stock owned by the Company to Opus
International, in full and fair settlement of the outstanding debt owed to Opus
International; (ii) upon the transfer of the Infectech shares to Opus
International, any and all outstanding debt that the Company owed to Opus
International was deemed discharged and the Company was released from any and all liability regarding the debt; and (iii) the Company accepted the resignation of Mitchell Felder and David C. McClelland as directors.

12.  SUBSEQUENT EVENTS

In the first quarter of fiscal 2005, the Company sold 90,000 shares of restricted common stock at $0.17 per share and received proceeds of $15,300.

In the first quarter of fiscal 2005, the Company issued 100,000 shares of restricted common stock to a consultant and 500,000 shares of restricted common stock to a Director.

In the first quarter of fiscal 2005 the Company issued the 6,105,000 common shares subscribed for at December 31, 2004.

On February 14, 2005, the Company completed a Consulting Agreement with Dr.
Tanvir Khandaker, to work full time as our consultant in the areas of business development, mergers and acquisitions, partnering and licensing during our
Fiscal Year 2005. In return for Dr. Khandaker's services, the Company provides a monthly retainer of $10,000 to him. Dr. Khandaker is a Director.

Subsequent to year-end, on April 4, 2005, a Motion to Enforce Settlement
Agreement was filed against the Company in the Circuit Court of Broward County
Florida by Bio Therapeutics, Inc. f/k/a Phylomed Corp. in Nutra Pharma Corp. v.
Bio Therapeutics, Inc. (17th Judicial Circuit, Case No. 03-008928 (03)). This
proceeding results from the Company's alleged breach of a settlement agreement that was entered into between Bio Therapeutics and the Company in resolution of a previous lawsuit between the Company and Bio Therapeutics that was resolved by entering into a Settlement Agreement. The Company also entered into a related
License Agreement and Amendment to the License Agreement ("License Agreement")
with Bio Therapeutics.

In the April 4, 2005 motion, Bio Therapeutics alleges that the Company breached certain provisions of the License Agreement and requests that the Court grant its motion to enforce the Settlement Agreement by declaring the License
Agreement terminated, enjoining the Company from further use of license products that was granted to the Company by the License Agreement, and awarding attorneys fees and costs to Bio Therapeutics. This matter is set for a hearing to hear a motion to set a motion for an evidential hearing.

The Company intends to defend against this action. The Company does not believe that this action will have a material effect upon its operations; however, a negative judgment against the Company could have a materially adverse effect on its operations and financial condition.

