Form 10QSB
period 2005-03-31
NUTRA PHARMA CORP
filed 2005-05-26
CIK 1119643

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2005

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

     There were 64,567,182 shares of common stock outstanding as of May 24, 2005.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Balance Sheet - Unaudited
March 31, 2005

ASSETS
Current assets:
   Cash                                                  $      18,377
                                                         -------------
Property and equipment, net
                                                                60,486
                                                         -------------

Other assets
     Investments at cost                                       185,000
     Other                                                      17,041
                                                         -------------
                                                               202,041
                                                         -------------
                                                         $     280,904
                                                         =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                      $      72,940
   Accrued expenses                                            259,435
   Convertible loans                                           206,750
                                                         -------------
      Total current liabilities                                539,125
                                                         -------------

Stockholders' deficit:
   Common stock, $0.001 par value,
     2,000,000,000 shares authorized,
     60,854,682 shares outstanding                              60,855
   Additional paid-in capital                               12,715,149
   Deficit accumulated during the
     development stage                                     (13,034,225)
                                                         -------------
                                                              (258,221)
                                                         -------------
                                                         $     280,904
                                                         =============
----------------------------------------------------------------------
See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations - Unaudited
                                                                         For the
                                                                       Period From
                                                                       February 1,
                                                                           2000
                                                                       (Inception)
                                                                         Through
                                         Three Months Ended March 31,    March 31,
                                         ---------------------------- ------------
                                              2004         2005           2005
                                          -----------   -----------   ------------
Revenue                                   $         -   $         -   $          -
                                          -----------   -----------   ------------
Costs and expenses:
    General and administrative                140,288       381,907      3,804,467
    Research and development                  738,495        49,615      1,154,583
    Stock based compensation                1,592,200       234,000      3,099,996
    Write-off of advances to potential
     acquiree                                       -             -        629,000
    Finance costs                                   -             -        786,000
    Interest expense                                -         7,902         12,608
    Amortization of license agreement               -             -        155,210
    Amortization of intangibles               177,775             -        656,732
    Losses on settlements                           -             -      1,261,284
    Write-down of investment in
     Infectech, Inc.                                -             -        620,805
    Equity in loss of unconsolidated
     subsidiary                                     -             -        853,540
                                          -----------   -----------   ------------
      Total costs and expenses              2,648,758       673,424     13,034,225
                                          -----------   -----------   ------------
Net loss before provision (benefit) for
  income taxes                             (2,648,758)     (673,424)   (13,034,225)
Provision (benefit) for income taxes          (71,110)            -              -
                                          -----------   -----------   ------------
Net loss                                  $(2,577,648)  $  (673,424)  $(13,034,225)
                                          ===========   ===========   ============
Per share information - basic and diluted
Loss per common share                         $ (0.05)      $ (0.01)
                                          ===========   ===========

Weighted average common shares outstanding 49,369,910    58,724,862
                                          ===========   ===========

----------------------------------------------------------------------------------
See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows - Unaudited
                                                                        For the
                                                                      Period From
                                                                      February 1,
                                                                         2000
                                                                      (Inception)
                                                                        Through
                                          Three Months Ended March 31, March 31,
                                               2004         2005         2005
                                            ----------   ----------   -----------
Cash flows from operating activities:
    Net cash (used in) operating activities $ (363,300)  $ (442,127)  $(2,058,314)
                                            ----------   ----------   -----------
Cash flows from investing activities:
  Cash reduction due to deconsolidation
    of Infectech, Inc.                               -            -        (2,997)
  Cash acquired in acquisition of
    Infectech, Inc.                                  -            -         3,004
  Acquisition of property and equipment              -       (3,228)      (60,319)
  Investments carried at cost                        -      (80,000)     (185,000)
                                            ----------   ----------   -----------
    Net cash (used in) provided by
     investing activities                            -      (83,228)     (245,312)
                                            ----------   ----------   -----------

Cash flows from financing activities:
  Common stock issued for cash                       -      134,300     1,082,000
  Proceeds from convertible loans                    -            -       304,750
  Loans from stockholders                      581,496            -       935,253
                                            ----------   ----------   -----------
    Net cash provided by financing
     activities                                581,496      134,300     2,322,003
                                            ----------   ----------   -----------

Net increase (decrease) in cash                218,196     (391,055)       18,377
    Cash - beginning of period                  47,131      409,432             -
                                            ----------   ----------   -----------
    Cash - end of period                    $  265,327       18,377        18,377
                                            ==========   ==========   ===========

---------------------------------------------------------------------------------
See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2005

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.
The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31,
2004, and for the two years then ended, including notes thereto included in the
Company's Form 10-KSB.

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

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of
Nutra Pharma and its subsidiary Receptopharm, Inc. (collectively, the
"Company"). In addition, the Company consolidated Nanologix, Inc. during the period from January 1, 2004 through March 31, 2004 (see Note 2). All intercompany transactions and balances have been eliminated in consolidation.

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

2.   BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended March 31, 2005, the Company incurred a net loss of $673,424 and has working capital and accumulated deficits of $520,748 and $13,034,225 at March 31, 2005.

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

3.   NANOLOGIX, INC. (FORMERLY INFECTECH, INC.)

On September 19, 2003, the Company entered into an agreement ("Acquisition
Agreement") to acquire up to 100% of the issued and outstanding common stock of
Nanologix, Inc., a Delaware corporation ("Nanologix"). Nanologix is a development stage company based in Sharon, Pennsylvania, which is engaged in the development of diagnostic test kits used for the rapid identification of infectious human and animal diseases. Nanologix owns patented technologies, which allow for the rapid detection of disease causing pathogens. Nanologix also owns a patented technology designed for use in the bioremediation of contaminated soil and water.

The Acquisition Agreement provided for the acquisition by the Company of up to
100% of the issued and outstanding common stock of Nanologix, through an exchange of one (1) share of the Company's common stock for every two (2) shares of Nanologix common stock. The Company recorded the acquisition of Nanologix as the purchase of assets, principally patents and other intangibles. The value of the Company's common shares issued in connection with this transaction is $0.85, which was the market value of the Company's common stock on September 22, 2003, the date the terms of the acquisition were agreed to and announced.

Through December 31, 2003, the Company issued an aggregate of 4,502,549 shares of its common stock in exchange for 9,005,098 shares of Nanologix. This initial exchange resulted in the Company owning approximately 58% of the issued and outstanding common stock of Nanologix. In January 2004, the Company issued an additional 426,275 shares of its common stock, in exchange for 852,550 shares of
Nanologix. In September 2004, the Company issued an additional 293,288 shares of its common stock in exchange for 586,576 shares of Nanologix. These exchanges increased the Company's ownership interest in Nanologix from 58% to 67%.

On September 28, 2004, the Company transferred 6,000,000 shares of Nanologix,
Inc. common stock that it owned to a shareholder of Nutra Pharma, to discharge a
$1,384,931 demand loan to such shareholder. After giving effect to this transfer, the Company owned a total of 4,444,224 shares or approximately 29% of the issued and outstanding common stock of Nanologix which was 15,537,050.

Subsequent to September 28, 2004, the Company owned a minority interest in
Nanologix and accordingly, applied the equity method of accounting to its investment in Nanologix. The Company's share of Nanologix's earnings or losses is included in its statement of operations as a single amount. During the year ended December 31, 2004, Nanologix incurred a loss of $6,658,838. The Company's portion of the loss using the equity method of accounting of $1,664,710 exceeded the carrying value of the Company's investment which was $853,540 at December
31, 2004, and as such, the $853,540 was charged to operations at December 31,
2004. This charge reduced the carrying value of the Company's investment in
Nanologix to $0.

At December 31, 2004, the Company owned a total of 4,556,174 shares or approximately 25% of the issued and outstanding common stock of Nanologix.
During the first quarter of 2005 Nanologix issued additional shares of its common stock reducing the Company's ownership to approximately 13% at March 31,
2005.

The aggregate market value of the Company's 4,556,174 shares of Nanologix common stock based on the trading price of Nanologix common stock as quoted on the pink sheets of $.80 and $.50 per share at March 31, 2005, and May 20, 2005, was
$3,644,939 and $2,278,087.

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

The Company is purchasing its 49.5% ownership interest in a series of installments. At March 31, 2005, the Company had funded an aggregate of
$1,450,000 to Receptopharm under the Agreement, which represented a 37%
interest in Receptopharm. From April 1, 2005 through May 20, 2005, the Company funded an additional $235,000 to Receptopharm, which increased the Company's ownership of Receptopharm to approximately 39%.

For accounting purposes, the Company is treating its capital investment in
Receptopharm as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of
Receptopharm, such amounts are being charged to expense as incurred by
Receptopharm. Receptopharm presently has no ability to fund these activities and is dependent on the Company to fund its operations. In these circumstances,
Receptopharm is considered a variable interest entity and has been consolidated.
The creditors of Receptopharm do not have recourse to the general credit of the
Company.

 5.  CONVERTIBLE LOANS

In November 2004, in accordance with the terms of completed Subscription
Agreements, the Company received total proceeds of $206,750 from four (4)
investors. These agreements provide that upon the expiration of a 6 month term from the date of execution, each of the four investors has the option of: (a)
being repaid the amount of their investment together with 15% interest per annum; (b) converting their investment into shares of the Company's common stock at a conversion price of $0.17 per share up to an aggregate of 1,216,176 shares, if all four investors convert; or (c) converting their investment into a number of shares of common stock of the Company equal to the sum of the principal and accrued interest on the note, divided by the conversion price equal to a price which is 35% below (i) the average of the last reported sales prices for the shares of Common Stock on the NASDAQ National Market, the American Stock
Exchange, the NASDAQ Small Cap Market or the Over-the-Counter Bulletin Board for
the 5 trading days immediately prior to such date or (ii) if there has been no sales on any such market on any applicable day, the average of the highest bid and lowest ask prices on such market at the end of any applicable day, or (iii)
if the market value cannot be calculated as of such date on any of the foregoing bases, the Market Price will be at the fair market value as reasonably determined in good faith by our Board of Directors.

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

The 6 month term provided for in the agreements expired in May 2005; therefore, the four (4) investors have the option to exercise their rights described in (a)
- (c) above. The Company is currently renegotiating these agreements; however, there is no assurance that such negotiations will be successful or that they will be completed on favorable terms to the Company or that the investors will not exercise their rights under the agreements.

6.   STOCKHOLDERS' DEFICIT

During the quarter ended March 31, 2005, the Company issued 6,105,000 shares which were subscribed for at December 31, 2004.

During the quarter ended March 31, 2005, the Company sold 790,000 shares of restricted common stock at $0.17 per share and received proceeds of $134,300. Of the shares sold, 90,000 were issued at March 31, 2005 and the remaining 700,000 were recorded as a subscription and the amount received is included in additional paid in capital.

During the quarter ended March 31, 2005, the Company issued 100,000 shares of restricted common stock to a consultant for services rendered. The Company recorded stock based compensation expense of $34,000 based on the market value of the Company's common stock on the date of the grant.

During the quarter ended March 31, 2005, the Company issued 500,000 shares of restricted common stock to a Director for services rendered. The Company recorded stock based compensation expense of $200,000 based on the market value of the Company's common stock on the date of the grant.

7.   INVESTMENTS

Letter of Intent to Acquire Portage BioMed LLC

On October 28, 2004, the Company entered into a non-binding letter of intent to acquire 100% of the issued and outstanding common stock of Portage BioMed LLC, a biotechnology research company. The proposed terms reflected in the non-binding letter of intent are: (i) beginning on November 1, 2004, the Company will pay
$40,000 per month to Portage BioMed for working capital, until such time that
Portage BioMed generates sufficient cash flow to sustain its operations; (ii)
the Company will issue an aggregate of 1,000,000 shares of its restricted common stock to Portage BioMed's four members in exchange for their interest in Portage
BioMed; (iii) the Company will also issue an aggregate of 550,000 shares of its restricted common stock to Portage BioMed's four members for four consecutive quarters commencing six months from the closing date of the transaction and upon the completion of certain agreed upon quarterly milestones; and (iv) Rik J.
Deitsch, the Company's Chief Executive Officer, will be appointed to Portage
BioMed's Board of Directors and one current Portage BioMed Director will be appointed as a Director of the Company.

As of March 31, 2005 the Company has made payments totaling $60,000 to Portage
BioMed in connection with the letter of intent. As of March 31, 2005, the
Company has not entered into a definitive agreement with Portage BioMed. This investment is included in other assets in the accompanying financial statements.

Investment in XenaCare LLC

On November 1, 2004, the Company completed an agreement with XenaCare LLC, a healthcare management company engaged in the business of manufacturing and distributing non-prescription pharmaceuticals to physician's offices. This agreement provides that the Company make an investment of up to $250,000 in 15
Site of Cares physician locations to be managed by XenaCare.

As of March 31, 2005, the Company has made payments totaling $125,000 to
XenaCare in connection with this agreement. This investment is included in other assets in the accompanying financial statements.

8.   SUBSEQUENT EVENTS

>From April 1, 2005 through May 20, 2005, the Company sold 3,012,500 shares of restricted common stock at $0.20 per share and received proceeds of $602,500.

On April 4, 2005, a Motion to Enforce Settlement Agreement was filed against the
Company in the Circuit Court of Broward County Florida by Bio Therapeutics, Inc.
f/k/a Phylomed Corp. in Nutra Pharma Corp. v. Bio Therapeutics, Inc. (17th
Judicial Circuit, Case No. 03-008928 (03). This proceeding results from the
Company's alleged breach of a settlement agreement that was entered into between
Bio Therapeutics and the Company in resolution of a previous lawsuit between the
Company and Bio Therapeutics that was resolved by entering into a Settlement
Agreement. The Company also entered into a related License Agreement and
Amendment to the License Agreement ("License Agreement") with Bio Therapeutics.
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

The Company intends to defend against this action. The Company does not believe that this action will have a material effect upon its operations; and if the license agreement is terminated the Company does not believe there will be a material negative impact on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of
Operations

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements and should be read in conjunction with our financial statements and related notes.
For purposes of this Plan of Operations, Nutra Pharma Corp. is referred to herein as "we," "us," or "our." This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect,"
"may," "should," "anticipates" or similar expressions are intended to identify
"forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties, including: (a) we have experienced recurring net losses and a working capital deficiency which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (c)
our continued operations are dependent upon obtaining equity or other financing and should we be unable to obtain such financing, we will be unable to continue our operations; (d) our inability to retain and attract key personnel could adversely affect our business; (e) we are subject to substantial Federal Drug
Administration and other regulations and related costs which may adversely affect our operations; (f) a market for our potential products may never develop; (g) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (h) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (h) we may be unable to compete against our competitors in the medical device and biopharmaceutical markets since our competitors have superior financial and technical resources than we do; (i) issuance of shares of our common stock to consultants has and may in the future have a dilutive effect on the value of our common stock and may negatively effect the trading price of our common stock;
(j) our Plan of Operations has been substantially delayed due to lack of financing; (k) our management decisions are made by our Chief Executive Officer,
Rik Deitsch; if we lose his services, our operations will be negatively impacted; (l) we have entered into acquisition agreements which were later rescinded, which has delayed and otherwise negatively affected our operations;
(m) we are subject to a substantial funding commitment of $315,000 due to
Receptopharm in connection with the Receptopharm acquisition agreement and should we fail to meet this commitment, we may lose our ownership interest in
Receptopharm and a substantial part of our Plan of Operations; and (n) we no longer have a controlling ownership or management interest in Infectech, Inc., which previously constituted a substantial part of our Plan of Operations and a possible revenue source.

PLAN OF OPERATIONS

We anticipate that our total estimated cash requirements of $880,000 for the next 12 months, pending adequate financing, will include: (a) $490,000 pertaining directly to our own operations; (b) funding of $315,000 for
ReceptoPharm; and (c) $75,000 pertaining to our investment in Xenacare.

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

* Salaries include the following: (a) Chief Executive Officer - $130,000;
and (b) Administrative Assistant - $35,000

FUNDING OF RECEPTOPHARM, INC.

Type Expenditure           Total Expenditure   Monthly Expenditure
---------------------      -----------------   -------------------
Operating Expenses
(Rent, supplies,
 utilities)                   $   50,000          $    4,166
---------------------      -----------------   -------------------
Salaries
(CEO, President,
 Chief Science
 Officer, and
 Administrative
 Assistant)                   $    80,000          $    6,667
---------------------      -----------------   -------------------
Pre-Clinical
Related Consulting            $    15,000          $    1,250
---------------------      -----------------   -------------------
Clinical Studies
(HIV, MS, AMN)                $   170,000          $   14,167
---------------------      -----------------   -------------------
Total:                        $   315,000          $   26,250

FUNDING OF XENACARE

Type Expenditure           Total Expenditure   Monthly Expenditure
---------------------      -----------------   -------------------
Funding of Site of
Cares                         $   75,000          $   6,250

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
     o    MS Drug under Development - Microarray analysis is the study of the gene expression of cells. Histoculture is the study of the entire cellular environment. We plan to conduct microarray and histoculture studies and related analysis of the cells of Multiple Sclerosis patients' to ascertain how certain drugs affect the cells of these patients. We plan to conduct these studies through our agreement with
          Eno Research and Development, a clinical research organization; and
     o    HIV Drug under Development - Viral isolates are common mutations of
          HIV. We plan to conduct these studies through our agreement with
          ReceptoPharm. ReceptoPharm has an agreement with the University of
          California, San Diego, to study the effect of ReceptoPharm's drug under development on different viral isolates to determine the drug's efficacy in mutated forms of the HIV virus.

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

Liquidity and Capital Resources
We have experienced a significant loss from operations. Our ability to continue as a going concern is dependent on our ability to secure additional financing, increase ownership equity, and attain profitable operations. Additionally, our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2004 since we have experienced recurring net losses and at December 31, 2004, a working capital deficiency. We have estimated expenses of $880,000 pertaining to our twelve month Plan of Operations or $73,333 of monthly expenditures. Based upon our current cash position of approximately $104,000, we have sufficient funds to conduct our operations for only approximately 5 weeks. We intend to satisfy our estimated cash requirements of $880,000 for our twelve month Plan of
Operations pending adequate financing through divestiture of assets, a private placement of our equity securities or, if necessary, possibly through shareholder loans or traditional bank financing or a debt offering; however, because we are a development stage company with a limited operating history and a poor financial condition, we may be unsuccessful in obtaining shareholder loans, conducting a private placement of equity or debt securities, or in obtaining bank financing. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail our research and development activities, which will negatively impact development of our possible products.
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

There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended March 31,
2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the April 4, 2005 motion, Bio Therapeutics alleges that we breached certain provisions of the License Agreement and requests that the Court grant its motion to enforce the Settlement Agreement by declaring the License Agreement terminated, enjoining us from further use of license products that were granted to us by the License Agreement, and awarding attorneys fees and costs to Bio
Therapeutics. This matter was set for a hearing on April 28, 2005 to hear a motion to set a motion for an evidential hearing. However, such hearing was cancelled and a new hearing date has not been set.

We intend to defend against this action. We do not believe that this action will have a material effect upon our operations; however, a negative judgment against us could have a materially adverse effect on our operations and financial condition.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On January 26, 2005, we sold 60,000 shares of our restricted common stock at
$0.17 per share or an aggregate of $10,200 to Richard Schimmoeller. We relied upon Section 4(2) of the Securities Act of 1933, as amended ("the Act") for the issuances of these shares. We believed Section 4(2) was available because:
     o    We are not and were not a blank check company at the time of the offer or sale;
     o    The investor had business experience and was an Accredited Investor
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
     o    No party received any transaction based compensation such as commissions in regard to locating any investor.

On January 26, 2005, we sold 30,000 shares of our restricted common stock at
$0.17 per share or an aggregate of $5,100 to Dennis McDonald. We relied upon
Section 4(2) of the Securities Act of 1933, as amended ("the Act") for the issuances of these shares. We believed Section 4(2) was available because:
     o    We are not and were not a blank check company at the time of the offer or sale;
     o    The investor had business experience and was an Accredited Investor
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
     o    No party received any transaction based compensation such as commissions in regard to locating any investor.

We sold a total of 700,000 shares of our restricted common stock at $0.17 per share or an aggregate of $119,000 to Rajni Kassett on the following dates and in the following shares denominations: (a) February 1, 2005 - 411,765 shares; (b)
March 4, 2005 - 147,059 shares; (c) March 17, 2005 - 58,823 shares; and (d)
March 24, 2005 - 82,353 shares. We relied upon Section 4(2) of the Securities
Act of 1933, as amended ("the Act") for the issuances of these shares. We believed Section 4(2) was available because:
     o    We are not and were not a blank check company at the time of the offer or sale;
     o    The investor had business experience and was an Accredited Investor
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
     o    No party received any transaction based compensation such as commissions in regard to locating any investor.

On February 28, 2005, we issued 100,000 shares of our restricted common stock to
Jason Unverferth in return for consulting services, specifically due diligence relating to potential acquisitions, that Mr. Unverferth rendered to us. The restricted shares were valued at $0.34 per share or an aggregate of $34,000. We believed Section 4(2) was available because the offer and sale did not involve a public offering. We had a pre-existing relationship with Mr. Unverferth as our consultant.

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
10.9   Settlement Agreement dated September 28, 2004 between Opus International,
       LLC (xi)
10.10  Agreement with XenaCare (xi)
10.11  Agreement with Eno Research and Development, Inc. (xi)
10.12  Agreement with Investor-Gate.com (xi)
10.13  Agreement with Tanvir Khandaker (xii)
14.1   Code of Ethics of the Company (x)
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
(xii)Incorporated by reference to the Company's Report on Form 10-KSB, filed
     May 2, 2005

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRA PHARMA CORP.

/s/  Rik J. Deitsch
Rik J. Deitsch, Chairman, President
Chief Executive Officer and Chief Financial Officer

Dated:   May 26, 2005