Form 10QSB
period 2005-06-30
NUTRA PHARMA CORP
filed 2005-08-23
CIK 1119643

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2005

( ) TRANSITION REPORT PURSUANT OF SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period _________ to____________

                        Commission file number: 000-32141

                               NUTRA PHARMA CORP.
             (Exact name of small business issuer as specified in its charter)

             California                                      91-2021600
    (State or other jurisdiction of                 (IRS Employer I.D. Number)
    incorporation or organization)

         3473 High Ridge Road, Boynton Beach, FL              33426
         (Address of principal executive offices)          (Zip Code)

                    Issuer's telephone number: (954) 509-0911

                  1829 Corporate Drive, Boynton Beach, FL 33426
                                (Former address)

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     There were 68,252,182 shares of common stock outstanding as of August 19, 2005.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Balance Sheet - Unaudited
June 30, 2005

ASSETS
Current assets:
Cash                                                       $     68,306
                                                           ------------

Property and equipment, net                                      60,056
                                                           ------------
Other assets:
Investments at cost                                             235,000
Other                                                            24,059
                                                           ------------
                                                                259,059
                                                           ------------
                                                           $    387,421
                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                           $     62,414
Accrued expenses                                                271,536
                                                           ------------
Total current liabilities                                       333,950
                                                           ------------

Stockholders' equity:
Common stock, $0.001 par value, 2.0 billion shares
  authorized; 67,677,182 shares issued and outstanding           67,677
Additional paid-in capital                                   14,430,772
(Deficit) accumulated during the development stage          (14,444,978)
                                                           ------------
                                                                 53,471
                                                           ------------
                                                           $    387,421
                                                           ============

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations - Unaudited

                                                                                                                         For the
                                                                                                                        Period From
                                                                                                                        February 1,
                                                                                                                           2000
                                                                                                                        (Inception)
                                                        Three Months Ended June 30,      Six Months Ended June 30,        Through
                                                       ----------------------------    ----------------------------       June 30,
                                                           2004            2005            2004            2005            2005
                                                       ------------    ------------    ------------    ------------    ------------
Revenue                                                $       --      $       --      $       --      $       --      $       --
                                                       ------------    ------------    ------------    ------------    ------------
Costs and expenses:
General and administrative                                  224,161         527,282         364,449         909,189       4,331,749
Research and development                                    205,169          55,884         943,664         105,499       1,210,467
Stock based compensation                                       --           565,805       1,592,200         799,805       3,665,801
Write-off of advances to potential acquiree                    --              --              --              --           629,000
Finance costs                                                  --              --              --              --           786,000
Interest expense                                               --           261,782            --           269,684         274,390
Amortization of license agreement                              --              --              --              --           155,210
Amortization of intangibles                                 183,066            --           360,841            --           656,732
Losses on settlements                                          --              --              --              --         1,261,284
Write-down of investment in Infectech, Inc.                    --              --              --                           620,805
Equity in loss of unconsolidated subsidiary                    --              --              --                           853,540
                                                       ------------    ------------    ------------    ------------    ------------
Total costs and expenses                                    612,396       1,410,753       3,261,154       2,084,177      14,444,978
                                                       ------------    ------------    ------------    ------------    ------------
Net loss before provision (benefit) for income taxes       (612,396)     (1,410,753)     (3,261,154)     (2,084,177)    (14,444,978)
Provision (benefit) for income taxes                        (73,227)           --          (144,337)           --              --
                                                       ------------    ------------    ------------    ------------    ------------
Net loss                                               $   (539,169)   $ (1,410,753)   $ (3,116,817)   $ (2,084,177)   $(14,444,978)
                                                       ============    ============    ============    ============    ============
Per share information - basic and diluted
Loss per common share                                  $      (0.01)   $      (0.02)   $      (0.06)   $      (0.03)
                                                       ============    ============    ============    ============

Weighted average common shares outstanding               50,273,330      62,326,382      48,518,482      60,452,909
                                                       ============    ============    ============    ============


See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows - Unaudited

                                                                                                 For the
                                                                                                Period From
                                                                                                February 1,
                                                                                                   2000
                                                                                                (Inception)
                                                              Six Months Ended June 30,          Through
                                                             ----------------------------        June 30,
                                                                2004             2005             2005
                                                             -----------      -----------      -----------
Cash flows from operating activities:
Net cash (used in) operating activities                      $  (933,062)     $(1,015,812)     $(2,631,999)
                                                             -----------      -----------      -----------
Cash flows from investing activities:
Cash reduction due to deconsolidation of Infectech, Inc.            --               --             (2,997)
Cash acquired in acquisition of Infectech, Inc.                     --               --              3,004
Acquisition of property and equipment                               --             (5,114)         (62,205)
Investments carried at cost                                         --           (130,000)        (235,000)
                                                             -----------      -----------      -----------
Net cash (used in) investing activities                             --           (135,114)        (297,198)
                                                             -----------      -----------      -----------

Cash flows from financing activities:
Common stock issued for cash                                        --            809,800        1,757,500
Proceeds from convertible loans                                     --               --            304,750
Loans from stockholders                                        1,013,952             --            935,253
                                                             -----------      -----------      -----------
Net cash provided by financing activities                      1,013,952          809,800        2,997,503
                                                             -----------      -----------      -----------

Net increase (decrease) in cash                                   80,890         (341,126)          68,306
Cash - beginning of period                                        47,131          409,432             --
                                                             -----------      -----------      -----------
Cash - end of period                                         $   128,021      $    68,306      $    68,306
                                                             ===========      ===========      ===========

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2005

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

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Nutra Pharma and its subsidiary ReceptoPharm, Inc. (collectively, the "Company"). In addition, the Company consolidated Nanologix, Inc. during the period from January 1, 2004 through June 30, 2004 (see Note 3). All intercompany transactions and balances have been eliminated in consolidation.

Income (Loss) per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share, is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

2.   BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2005, the Company incurred a net loss of $2,084,177. At June 30, 2005 the Company has working capital of $265,644 and an accumulated deficit of $14,444,978.

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

The Company is pursuing financing for its operations and seeking additional investments. In addition, the Company is seeking to establish a revenue base. Failure to secure such financing or to raise additional equity capital and to establish a revenue base may result in the Company depleting its available funds and not being able to pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.   NANOLOGIX, INC. (FORMERLY INFECTECH, INC.)

On September 19, 2003, the Company entered into an agreement ("Acquisition Agreement") to acquire up to 100% of the issued and outstanding common stock of Nanologix, Inc., a Delaware corporation ("Nanologix"). Nanologix is a development stage company based in Sharon, Pennsylvania, which is engaged in the development of diagnostic test kits used for the rapid identification of infectious human and animal diseases. Nanologix owns patented technologies, which allow for the rapid detection of disease-causing pathogens. Nanologix also owns a patented technology designed for use in the bioremediation of contaminated soil and water.

The Acquisition Agreement provided for the acquisition by the Company of up to 100% of the issued and outstanding common stock of Nanologix, through an exchange of one (1) share of the Company's common stock for every two (2) shares of Nanologix common stock. The Company recorded the acquisition of Nanologix as the purchase of assets, principally patents and other intangibles. The value of the Company's common stock issued in connection with this transaction was $0.85 per share, which was the market value of the Company's common stock on September 22, 2003, the date the terms of the acquisition were agreed to and announced.

Through December 31, 2003, the Company issued an aggregate of 4,502,549 shares of its common stock in exchange for 9,005,098 shares of Nanologix common stock. This initial exchange resulted in the Company owning approximately 58% of the issued and outstanding common stock of Nanologix. In January 2004, the Company issued an additional 426,275 shares of its common stock, in exchange for 852,550 shares of Nanologix common stock. In September 2004, the Company issued an additional 293,288 shares of its common stock in exchange for 586,576 shares of Nanologix common stock. These exchanges increased the Company's ownership interest in Nanologix from 58% to 67%.

On September 28, 2004, the Company transferred 6,000,000 shares of Nanologix, Inc. common stock to a shareholder of Nutra Pharma, to discharge a $1,384,931 demand loan from such shareholder. After giving effect to this transfer, the Company owned a total of 4,444,224 shares or approximately 29% of the issued and outstanding common stock of Nanologix (which was 15,537,050 shares).

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

At December 31, 2004, the Company owned a total of 4,556,174 shares or approximately 25% of the issued and outstanding common stock of Nanologix. During the six months ended June 30, 2005, Nanologix issued additional shares of its common stock reducing the Company's ownership to approximately 12% at June 30, 2005.

The aggregate market value of the Company's 4,556,174 shares of Nanologix common stock, based on the trading price of Nanologix common stock as quoted on the pink sheets of $0.40 and $.22 per share at June 30, 2005, and August 9, 2005, was $1,822,470 and $1,002,358 respectively.

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

The Company is purchasing its 49.5% ownership interest in a series of installments. At June 30, 2005, the Company had funded an aggregate of $1,685,000 to ReceptoPharm under the Agreement, which represented a 40% interest in ReceptoPharm. From July 1, 2005 through August 15, 2005, the Company funded an additional $75,000 to ReceptoPharm, which increased the Company's ownership of ReceptoPharm to approximately 41%.

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

5.  CONVERTIBLE LOANS

In November 2004, in accordance with the terms of completed Subscription Agreements, the Company received total proceeds of $206,750 from four (4) investors. These agreements provide that upon the expiration of a 6 month term from the date of execution, each of the four investors has the option of: (a) being repaid the amount of their investment together with 15% interest per annum; (b) converting their investment into shares of the Company's common stock at a conversion price of $0.17 per share up to an aggregate of 1,216,176 shares, if all four investors convert; or (c) converting their investment into a number of shares of common stock of the Company equal to the sum of the principal and accrued interest on the note, divided by the conversion price equal to a price which is 35% below (i) the average of the last reported sales prices for the shares of Common Stock on the NASDAQ National Market, the American Stock Exchange, the NASDAQ Small Cap Market or the Over-the-Counter Bulletin Board for the 5 trading days immediately prior to such date or (ii) if there have been no sales on any such market on any applicable day, the average of the highest bid and lowest ask prices on such market at the end of any applicable day, or
(iii)if the market value cannot be calculated as of such date on any of the foregoing bases, the Market Price will be at the fair market value as reasonably determined in good faith by our Board of Directors.

Each investor had piggyback registration rights that would have required the Company to register any shares held by them if the Company voluntarily filed a registration statement, or immediately if an investor decided to convert their investment into shares of common stock.

In May 2005, the loan holders amended their original agreements. The new agreements released the Company from its requirements to register the loan holders' shares. Each loan holder received approximately ten percent in additional shares as part of the new agreement. In full settlement of the debt, the Company issued an aggregate of 1,458,000 shares of common stock to settle the debt. The fair value of these shares at the date of the settlement was $481,140. The Company recorded interest expense of $261,782 for the value of the shares in excess of the debt settled. (See Note 6.)

6.   STOCKHOLDERS' EQUITY

During the quarter ended March 31, 2005, the Company issued 6,105,000 shares which were subscribed for at December 31, 2004.

During the quarter ended March 31, 2005, the Company sold 790,000 shares of restricted common stock at $0.17 per share and received proceeds of $134,300. Of the shares sold, 90,000 were issued at March 31, 2005 and the remaining 700,000 were recorded as a subscription and the amount received is included in additional paid-in capital. The remaining 700,000 shares were issued during the quarter ended June 30, 2005.

During the quarter ended March 31, 2005, the Company issued 100,000 shares of restricted common stock to a consultant for services rendered. The Company recorded stock-based compensation expense of $34,000 based on the market value of the Company's common stock on the date of the grant.

During the quarter ended March 31, 2005, the Company issued 500,000 shares of restricted common stock to a Director for services rendered. The Company recorded stock-based compensation expense of $200,000 based on the market value of the Company's common stock on the date of the grant.

During the quarter ended June 30, 2005, the Company sold 3,377,500 shares of restricted common stock at $0.20 per share and received proceeds of $675,500.

During the quarter ended June 30, 2005, the Company issued an aggregate of 1,287,000 shares of restricted common stock to consultants for services rendered. The Company recorded stock-based compensation expense of $453,305 based on the market value of the Company's common stock on the respective dates of grant.

During the quarter ended June 30, 2005, the Company issued an aggregate of 1,458,000 shares of common stock to settle the debt described in Note 5. The fair value of these shares at the date of the settlement was $481,140. The Company recorded a charge to interest expense of $261,782 for the value of the shares in excess of the debt settled.

During the quarter ended June 30, 2005, ReceptoPharm issued 250,000 shares of its common stock to a consultant for services rendered. The shares were valued at their fair market value of $0.45 per share and the Company recorded a charge to operations of $112,500.

7.      STOCK OPTIONS

On June 1, 2005 the Company retained Doherty & Company, LLC ("Doherty & Company"), to provide the services of Michael Doherty as executive Chairman of the Company. Concurrently, the Company also retained Doherty & Company to act as the Company's agent in connection with prospective private capital-raising activities.

The Company granted a five year option to purchase Thirteen Million Six Hundred Thousand (13,600,000) shares of the Company's common stock at an exercise price equal to $0.27 per share, vesting over a two year period. The option expires on May 31, 2010. The option becomes exercisable with respect to 6,800,000 shares commencing on May 31, 2006, provided the Company has raised at least $500,000 of additional equity, debt or equity linked financing prior to October 31, 2005, and the balance becomes exercisable in twelve equal monthly installments thereafter. The options are being granted to Doherty & Company for providing the services of Mr. Doherty.

Mr. Doherty will serve as Chairman for two years but will not be required to devote more than 20 hours per week to the Company. Mr. Doherty will also serve as a member of the Company's Board of Directors. Additionally, Mr. Doherty will be entitled to cash compensation from the Company commensurate with his position when and if the Company's other executives begin to receive such compensation.

In addition, Doherty & Company will be entitled to a fee equal to 8% of the gross proceeds received from investors in any financing arranged by Doherty & Company together with three year options to purchase a number of securities equal to 10% of the amount received from investors in any such financing. The Company will reimburse Doherty & Company for its expenses, including legal fees, not to exceed $25,000. The Company has also agreed to indemnify Doherty & Company against claims relating to its engagement by the Company and the services to be provided to the Company.

The Company will charge the difference between the fair value of the shares underlying the options of $0.36 and the exercise price of $0.27 to operations over the vesting period commencing if and when the Company receives proceeds of $500,000.

8.   INVESTMENTS

Letter of Intent to Acquire Portage BioMed LLC

On October 28, 2004, the Company entered into a non-binding letter of intent to acquire 100% of the issued and outstanding common stock of Portage BioMed LLC, a biotechnology research company ("Portage Biomed"). The proposed terms reflected in the non-binding letter of intent are: (i) beginning on November 1, 2004, the Company will pay $40,000 per month to Portage BioMed for working capital, until such time that Portage BioMed generates sufficient cash flow to sustain its operations; (ii) the Company will issue an aggregate of 1,000,000 shares of its restricted common stock to Portage BioMed's four members in exchange for their interest in Portage BioMed; (iii) the Company will also issue an aggregate of 550,000 shares of its restricted common stock to Portage BioMed's four members for four consecutive quarters commencing six months from the closing date of the transaction and upon the completion of certain agreed upon quarterly milestones; and (iv) Rik J. Deitsch, the Company's Chief Executive Officer, will be appointed to Portage BioMed's Board of Directors and one current Portage BioMed Director will be appointed as a Director of the Company.

As of June 30, 2005 the Company has made payments totaling $60,000 to Portage BioMed in connection with the letter of intent. As of June 30, 2005, the Company has not entered into a definitive agreement with Portage BioMed. This investment is included in other assets in the accompanying financial statements.

Investment in XenaCare LLC

On November 1, 2004, the Company completed an agreement with XenaCare LLC "XenaCare", a healthcare management company engaged in the business of manufacturing and distributing non-prescription pharmaceuticals to physicians' offices. This agreement provides that the Company make an investment of up to $250,000 in 15 Site of Care physician locations to be managed by XenaCare.

As of June 30, 2005, the Company has made payments totaling $175,000 to XenaCare in connection with this agreement. This investment is included in other assets in the accompanying financial statements.

9.   CONTINGENCIES

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

The Company intends to defend against this action. The Company does not believe that this action will have a material effect upon its operations; and if the license agreement is terminated does not believe there will be a material negative impact on the Company.

10.   SUBSEQUENT EVENTS

SBI Brightline XII LLC Agreement

On August 17, 2005, the Company entered into a stock purchase agreement with SBI Brightline XII LLC ("SBI") that obligated SBI to purchase, upon the Company's election, up to 24,000,000 shares of our common stock for an aggregate purchase price of $9.6 million. The agreement is comprised of 24 equally sized putable tranches with exercise prices at $0.30, $0.40 and $0.50 per share. The agreement limits the Company from exercising a tranche that would result in SBI exceeding 9.8% total beneficial ownership of Nutra Pharma. Additionally, SBI will be issued 2,000,000 warrants exercisable at $0.30; 2,000,000 warrants exercisable at $0.40; and, 2,000,000 warrants exercisable at $0.50 for a total of 6,000,000 warrants. If fully exercised, the warrants will provide the Company with an additional $2,400,000. The agreement requires that the shares be registered with the Securities and Exchange Commission.

From July 1, 2005 through August 15, 2005, the Company sold 575,000 shares of restricted common stock at $0.20 per share and received proceeds of $115,000.


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements and should be read in conjunction with our financial statements and related notes. For purposes of this Plan of Operations, Nutra Pharma Corp. is referred to herein as "we," "us," or "our." This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect," "may," "should," "anticipates" or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties, including: (a) we have experienced recurring net losses and a working capital deficiency which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (c) our continued operations are dependent upon obtaining equity or other financing and should we be unable to obtain such financing, we will be unable to continue our operations; (d) our inability to retain and attract key personnel could adversely affect our business; (e) we are subject to substantial Federal Drug Administration and other regulations and related costs which may adversely affect our operations; (f) a market for our potential products may never develop; (g) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (h) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (h) we may be unable to compete against our competitors in the medical device and biopharmaceutical markets since many of our competitors have superior financial and technical resources; (i) issuance of shares of our common stock to consultants has and may in the future have a dilutive effect on the value of our common stock and may negatively effect the trading price of our common stock;
(j) our Plan of Operations has been substantially delayed due to lack of financing; (k) our management decisions are made by our Chief Executive Officer, Rik Deitsch and, if we lose his services, our operations will be negatively impacted; (l) we have entered into acquisition agreements which were later rescinded, which has delayed and otherwise negatively affected our operations; and (m) we are subject to a substantial funding commitment of $240,000 due to ReceptoPharm in connection with the ReceptoPharm acquisition agreement and should we fail to meet this commitment, we may lose a portion of our ownership interest in ReceptoPharm and become unable to enact a substantial part of our Plan of Operations.


PLAN OF OPERATIONS

Nutra Pharma Corporation is a biopharmaceutical company specializing in the acquisition, licensing and commercialization of pharmaceutical products and technologies for the management of neurological disorders, cancer, autoimmune and infectious diseases. Nutra Pharma Corp. through its subsidiaries and investments carries out basic drug discovery research and clinical development and also seeks strategic licensing partnerships to reduce the risks associated with the drug development process. Nutra Pharma continues to identify and seek to acquire intellectual property and companies in the biotechnology arena.

We currently have one operating subsidiary (ReceptoPharm, Inc.) as well as investments in Nanologix and XenaCare.

On August 17, 2005, we entered into a stock purchase agreement with SBI Brightline XII LLC that obligated SBI to purchase, upon our election, up to 24,000,000 shares of our common stock for an aggregate purchase price of up to $9.6 million before fees and expenses. The agreement requires registration of the shares which is expected to be completed in the fourth quarter of 2005. Additionally, the agreement provides SBI with up to 6,000,000 warrants. If fully issued and exercised, these warrants will provide the Company with an additional $2,400,000 before fees and expenses. We estimate that the equity financing from the sale of our common stock pursuant to the SBI stock purchase agreement will be sufficient to satisfy our projected cash requirements for at least the next 12 months. Our estimate of these cash requirements is as follows:

We anticipate that our total estimated cash requirements of $1,070,000 for the next 12 months, pending adequate financing, will include: (a) $755,000 pertaining directly to our own operations; (b) funding of $240,000 for ReceptoPharm; and (c) $75,000 pertaining to our investment in Xenacare.

Specifically, our planned expenditures pertaining to (a) and (b) are:

OUR DIRECT EXPENDITURES

Type Expenditure           Total Expenditure   Monthly Expenditure
---------------------      -----------------   -------------------
Salaries*                     $   212,000          $   17,667
---------------------      -----------------   -------------------
Travel related
expenses pertaining
to research and due
diligence                     $    40,000          $    3,333
---------------------      -----------------   -------------------
Consulting Fees               $   180,000          $   15,000
---------------------      -----------------   -------------------
Office-related                $    58,000          $    4,833
expenditures
---------------------
Professional
Fees -Legal
and Accounting                $   265,000          $   22,083
---------------------      -----------------   -------------------
Total                         $   755,000          $   62,916

* Salaries include the following: (a) Chief Executive Officer - $130,000;
(b) Administrative Assistant - $45,000; and (c) Research Assistant - $37,000

FUNDING OF RECEPTOPHARM, INC.

Type Expenditure           Total Expenditure   Monthly Expenditure
---------------------      -----------------   -------------------
Operating Expenses
(Rent, supplies,
 utilities)                   $    30,000          $    2,500
---------------------      -----------------   -------------------
Salaries
(CEO, President,
 Chief Science
 Officer, and
 Administrative
 Assistant)                   $    40,000          $    3,333
---------------------      -----------------   -------------------
Clinical Studies
(HIV, MS, AMN)                $   170,000          $   14,167
---------------------      -----------------   -------------------
Total:                        $   240,000          $   20,000

FUNDING OF XENACARE

Type Expenditure           Total Expenditure   Monthly Expenditure
---------------------      -----------------   -------------------
Funding of Site of
Cares                         $   75,000          $   6,250


OUR TWELVE-MONTH PLAN OF OPERATIONS

We intend to accomplish the following regarding our Plan of Operations over the next twelve months.

Clinical Studies

Adrenomyeloneuropathy (AMN)
Adrenomyeloneuropathy (AMN) is a genetic disorder that affects the central nervous system. The disease causes neurological disability that is slowly progressive over several decades. Throughout our twelve month Plan of Operations and for 3 months thereafter, ReceptoPharm plans to conduct a Phase IIb/IIIa clinical study of its Adrenomyeloneuropathy (AMN) drug, which is currently under development. We have an agreement with the Charles Dent Metabolic Unit located in London, England to conduct a clinical study that consists of:

     -  Recruitment of 20 patients with AMN;

     -  Administering the ReceptoPharm's AMN drug under development; and

     -  Monitoring patients throughout a 15-month protocol.

The clinical study is classified as a Phase III study and is the final step required for regulatory approval of the drug.

HIV and MS
ReceptoPharm also plans to conduct Phase II clinical studies of its HIV and MS drugs under development. These studies will provide data to demonstrate the preliminary efficacy of ReceptoPharms's HIV/MS drugs under development. ReceptoPharm will seek to secure agreements with third parties to conduct such clinical studies.

ReceptoPharm
Completed Pre-Clinical Work
The Company has completed pre-clinical studies with various companies that we have agreements with pertaining to ReceptoPharm's Multiple Sclerosis (MS) and HIV drugs, which consisted of the following:

     - MS Drug under Development - We conducted microarray and histoculture studies and related analysis of the cells of Multiple Sclerosis patients' to ascertain how certain drugs affect the cells of these patients. Microarray analysis is the study of the gene expression of cells. Histoculture is the study of the entire cellular environment. We continue to conduct these studies through our agreement with Eno Research and Development, a clinical research organization; and

     - HIV Drug under Development - Viral isolates are common mutations of HIV. We conducted these studies through our agreement with ReceptoPharm. ReceptoPharm has an agreement with the University of California, San Diego, to study the effect of ReceptoPharm's drug under development on different viral isolates to determine the drug's efficacy in mutated forms of the HIV virus.


Liquidity and Capital Resources

We have experienced a significant loss from operations. Our ability to continue as a going concern is dependent on our ability to secure additional financing, increase ownership equity, and attain profitable operations. Additionally, our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2004 since we have experienced recurring net losses and at December 31, 2004, a working capital deficiency. We have estimated expenses of $1,070,000 pertaining to our twelve month Plan of Operations or $89,167 of monthly expenditures. Based upon our current cash position of approximately $68,306, we have sufficient funds to conduct our operations for only approximately 3 weeks. We intend to satisfy our estimated cash requirements of $1,070,000 for our twelve month Plan of Operations pending adequate financing through a private placement of our equity securities and through our agreement with SBI Brightline XII LLC that obligated SBI to purchase, upon our election, up to 24,000,000 shares of our common stock for an aggregate purchase price of $9.6 million. This financing is expected to be sufficient to fund the Company for at least the next twelve months.


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

There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



PART II  OTHER INFORMATION


Item 1.   Legal Proceedings

On April 4, 2005, a Motion to Enforce Settlement Agreement was filed against us in the Circuit Court of Broward County Florida by Bio Therapeutics, Inc. f/k/a Phylomed Corp. in Nutra Pharma Corp. v. Bio Therapeutics, Inc. (17th Judicial Circuit, Case No. 03-008928 (03)). This proceeding results from our alleged breach of a settlement agreement that was entered into between Bio Therapeutics and us in resolution of a previous lawsuit between us and Bio Therapeutics. We also entered into a related License Agreement and Amendment to the License Agreement ("License Agreement") with Bio Therapeutics.

In the motion, Bio Therapeutics alleges that we breached certain provisions of the License Agreement and requests that the Court grant its motion to enforce the Settlement Agreement by declaring the License Agreement terminated, enjoining us from further use of license products that were granted to us by the License Agreement, and awarding attorneys fees and costs to Bio Therapeutics. This matter was set for a hearing on April 28, 2005 to hear a motion to set a motion for an evidential hearing. However, such hearing was cancelled and a new hearing date has not been set.

We intend to defend against this action. We do not believe that this action will have a material effect upon our operations.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2005, we sold 135,000 shares of our common stock at $0.20 per share or an aggregate of $27,000 to three accredited investors.

On April 4, 2005, we sold 125,000 shares of our common stock at $0.20 per share or an aggregate of $25,000 to four accredited investors.

On April 5, 2005, we sold 125,000 shares of our common stock at $0.20 per share or an aggregate of $25,000 to two accredited investors.

On April 6, 2005, we sold 185,000 shares of our common stock at $0.20 per share or an aggregate of $37,000 to six accredited investors.

On April 7, 2005, we sold 150,000 shares of our common stock at $0.20 per share or an aggregate of $30,000 to two accredited investors.

On April 11, 2005, we sold 105,000 shares of our common stock at $0.20 per share or an aggregate of $21,000 to two accredited investors.

On April 12, 2005, we sold 50,000 shares of our common stock at $0.20 per share or an aggregate of $10,000 to one accredited investor.

On April 14, 2005, we sold 275,000 shares of our common stock at $0.20 per share or an aggregate of $55,000 to three accredited investors.

On April 15, 2005, we sold 25,000 shares of our common stock at $0.20 per share or an aggregate of $5,000 to one accredited investor.

On April 18, 2005, we sold 75,000 shares of our common stock at $0.20 per share or an aggregate of $15,000 to two accredited investors.

On April 19, 2005, we sold 25,000 shares of our common stock at $0.20 per share or an aggregate of $5,000 to one accredited investor.

On April 20, 2005, we sold 175,000 shares of our common stock at $0.20 per share or an aggregate of $35,000 to three accredited investors.

On April 21, 2005, we sold 177,500 shares of our common stock at $0.20 per share or an aggregate of $35,500 to three accredited investors.

On April 26, 2005, we sold 50,000 shares of our common stock at $0.20 per share or an aggregate of $10,000 to one accredited investor.

On April 27, 2005, we sold 1,260,000 shares of our common stock at $0.20 per share or an aggregate of $252,000 to one accredited investor.

On April 29, 2005, we sold 75,000 shares of our common stock at $0.20 per share or an aggregate of $15,000 to one accredited investor.

On May 13, 2005, we issued 69,000 shares of our restricted common stock to Kenneth Sgro and Joshua Reynolds of CEO-Cast in satisfaction of our agreement with them. The shares were valued at $0.31 per share or an aggregate of $21,390.

On May 23, 2005, we issued 1,458,000 shares of our restricted common stock to four individuals in settlement of loans received in November, 2004. The restricted shares were valued at $0.33 per share or an aggregate of $481,140.

On May 23, 2005, we sold 25,000 shares of our common stock at $0.20 per share or an aggregate of $5,000 to one accredited investor.

On May 24, 2005, we sold 205,000 shares of our common stock at $0.20 per share or an aggregate of $41,000 to one accredited investor.

On May 26, 2005, we issued 185,500 shares of our restricted common stock to six individuals in return for consulting services, specifically related to clinical research that they rendered to us. The restricted shares were valued at $0.37 per share or an aggregate of $68,635.

On May 27, 2005, we issued 842,000 shares of our restricted common stock to three individuals in return for consulting services, specifically due diligence relating to potential acquisitions, that they rendered to us. The restricted shares were valued at $0.35 per share or an aggregate of $294,700.

On May 31, 2005, we issued 190,500 shares of our restricted common stock to four individuals in return for consulting services, specifically due diligence relating to potential acquisitions, that they rendered to us. The restricted shares were valued at $0.36 per share or an aggregate of $68,580.

On June 2, 2005, we sold 25,000 shares of our common stock at $0.20 per share or an aggregate of $5,000 to one accredited investor.

On June 14, 2005, we sold 110,000 shares of our common stock at $0.20 per share or an aggregate of $22,000 to one accredited investor.


Item 3.   Defaults Upon Senior Securities

None


Item 4.   Submission of Matters to a Vote of Security Holders

None


Item 5.   Other Information

SBI Brightline XII Agreement

On August 17, 2005, we entered into a stock purchase agreement with SBI Brightline XII LLC that obligated SBI to purchase, upon our election, up to 24,000,000 shares of our common stock for an aggregate purchase price of $9.6 million. The agreement is comprised of 24 equally sized putable tranches with exercise prices at $0.30, $0.40 and $0.50 per hare. The agreement limits the Company from exercising a tranche that would result in SBI exceeding 9.8% total beneficial ownership of Nutra Pharma. Additionally, SBI will be issued 2,000,000 warrants exercisable at $0.30; 2,000,000 warrants exercisable at $0.40; and, 2,000,000 warrants exercisable at $0.50 for a total of 6,000,000 warrants. If fully exercised, the warrants will provide the Company with an additional $2,400,000. The agreement required that the shares be registered with the Securities and Exchange Commission. The Company is currently preparing a registration statement for submission.


Convertible Loans

In November 2004, in accordance with the terms of completed Subscription Agreements, the Company received total proceeds of $206,750 from four (4) investors. These agreements provided that upon the expiration of a 6 month term from the date of execution, each of the four investors had the option of: (a) being repaid the amount of their investment together with 15% interest per annum; (b) converting their investment into shares of the Company's common stock at a conversion price of $0.17 per share up to an aggregate of 1,216,176 shares, if all four investors convert; or (c) converting their investment into a number of shares of common stock of the Company equal to the sum of the principal and accrued interest on the note, divided by the conversion price equal to a price which is 35% below (i) the average of the last reported sales prices for the shares of Common Stock on the NASDAQ National Market, the American Stock Exchange, the NASDAQ Small Cap Market or the Over-the-Counter Bulletin Board for the 5 trading days immediately prior to such date or (ii) if there have been no sales on any such market on any applicable day, the average of the highest bid and lowest ask prices on such market at the end of any applicable day, or
(iii)if the market value cannot be calculated as of such date on any of the foregoing bases, the Market Price will be at the fair market value as reasonably determined in good faith by our Board of Directors.

Each investor had piggyback registration rights that required the Company to register any shares held by them if the Company voluntarily filed a registration statement or immediately if an investor decided to convert their investment into shares of common stock.

In May 2005, however, the loan holders amended their original agreements. The new agreements released the Company from its requirements to register the loan holders' shares. Each loan holder received approximately ten percent in additional shares as part of the new agreement. In full settlement of the loans, the Company issued an aggregate of 1,458,000 shares of common stock to settle the debt. The fair value of these shares at the date of the settlement was $481,140. The Company recorded interest expense of $261,782 for the value of the shares in excess of the debt settled.


Item 6.   Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

 3.1   Certificate of Incorporation dated February 1, 2000. (i)
 3.2   Certificate of Amendment to Articles of Incorporation dated July 5,
       2000. (i)
 3.3   Certificate of Amendment to Articles of Incorporation dated October 31,
       2001.
 3.4   Bylaws of the Company. (i)
 4.1   Form of Stock Certificate (i)
 5.1   Opinion of Kenneth Eade, Attorney at Law on SB-2 Registration (i)
 5.2   Opinion of Kenneth Eade, Attorney at Law on issuance of stock under plan and consent dated December 4, 2003 (vi)
 6     Specimen of Stock Certificate (i)
10.1   Acquisition Agreement between Cyber Vitamin.com and Desert Corporate
       Services dated November 26, 2001 (ii)
10.2   Share Exchange Agreement between Nutra Pharma Corp. and Nutra Pharma,
       Inc. dated November 26, 2001 (ii)
10.3   Joint Venture Agreement between Nutra Pharma Corp. and Terra Bio Pharma dated January 29, 2002 (iii)
10.4   Definitive Agreement for Exchange of Common Stock dated August 20, 2002 by and among Nutra Pharma Corp. and Bio Therapeutics, Inc. (iii)
10.5   Closing Agreement for the Exchange of Common Stock dated August 20, 2002 by and between Nutra Pharma Corp. and Bio Therapeutics, Inc. (iv)
10.6   Amendment to Closing Agreement for the Exchange of Common Stock dated
       September 27, 2002 (v)
10.7   Acquisition Agreement dated September 19, 2003 between Nutra Pharma Corp.
       and Infectech, Inc. (vi)
10.8   Acquisition Agreement between Nutra Pharma Corp. and ReceptoPharm, Inc.
       dated February 20, 2004 (vii)
10.9   Settlement Agreement dated September 28, 2004 between Opus International,
       LLC (xi)
10.10  Agreement with XenaCare (xi)
10.11  Agreement with Eno Research and Development, Inc. (xi)
10.12  Agreement with Investor-Gate.com (xi)
10.13  Agreement with Tanvir Khandaker (xii)
10.14  Agreement with Doherty & Company (xiii)
10.15  Agreement with SBI Brightline XII
14.1   Code of Ethics of the Company (x)
20.1   Rescission, Settlement and Release Agreement between George Minto and
       Zirk Engelbrecht (viii)
20.2   Offer to Purchase for Cash up to 2,000,000 shares of Nutra Pharma Corp.
       for $.80 cash per share (viii)
20.3   License Agreement dated October 3, 2003 between Biotherapeutics, Inc.
       and Nutra Pharma Corp. (ix)
20.4   Addendum to license Agreement dated October 3, 2003 between
       Biotherapeutics, Inc. and Nutra Pharma Corp. (ix)
31.1   Certification of Chief Executive Officer and Chief Financial Officer
       pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1   Certification of Chief Executive Officer and Chief Financial Officer
       pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(viii) Incorporated by reference to the Company's Current Report on Form 8K, filed November 5, 2002

(ix) Incorporated by reference to the Company's Report on Form 10-KSB, filed April 20, 2004

(x) Incorporated by reference to the Company's Report on Form 10-KSB/A, filed May 7, 2004

(xi) Incorporated by reference to the Company's Report on Form 10-QSB, filed December 21, 2004

(xii) Incorporated by reference to the Company's Report on Form 10-KSB, filed May 2, 2005

(xiii) Incorporated by reference to the Company's Current Report on Form 8K, filed June 6, 2005

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NUTRA PHARMA CORP.


/s/  Rik J. Deitsch
---------------------------------------------------
Rik J. Deitsch, President
Chief Executive Officer and Chief Financial Officer

Dated:   August 23, 2005