Form 10QSB
period 2005-09-30
NUTRA PHARMA CORP
filed 2005-11-22
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT OF SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period _________ to____________
Commission file number: 000-32141
NUTRA PHARMA CORP.
(Exact name of small business issuer as specified in its charter)

California	91-2021600
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. Number)

3473 High Ridge Road, Boynton Beach, FL (Address of principal executive offices)	33426 (Zip Code)
Issuer’s telephone number: (954) 509-0911
1829 Corporate Drive, Boynton Beach, FL 33426
(Former address)
     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     There were 69,297,182 shares of common stock outstanding as of November 18, 2005.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1 FINANCIAL INFORMATION
Item 1. Financial Statements
NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Balance Sheet — Unaudited
September 30, 2005

ASSETS
Current assets:
Cash	$17,440

Property and equipment, net	57,827

Other assets:
Investments at cost	235,000
Other	18,365

253,365

$328,632

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$141,223
Accrued expenses	316,557
Due to stockholders	33,000

Total current liabilities	490,780

Stockholders’ (deficit):
Common stock, $0.001 par value, 2.0 billion shares authorized; 69,147,182 shares issued and outstanding	69,147
Additional paid-in capital	15,254,687
(Deficit) accumulated during the development stage	(15,485,982)

(162,148)

$328,632

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations — Unaudited

					For the
					Period From
					February 1,
					2000
					(Inception)
					Through
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2004	2005	2004	2005	2005
Revenue	$—	$—	$—	$—	$—

Costs and expenses:
General and administrative	303,074	419,299	667,523	1,328,488	4,751,048
Research and development	4,135	66,320	947,799	171,819	1,276,787
Stock based compensation	282,900	555,385	1,875,100	1,355,190	4,221,186
Write-off of advances to potential acquiree	—	—	—	—	629,000
Finance costs	—	—	—	—	786,000
Interest expense	—	—	—	269,684	274,390
Amortization of license agreement	—	—	—	—	155,210
Amortization of intangibles	188,758	—	549,599	—	656,732
Losses on settlements	955,069	—	955,069	—	1,261,284
Write-down of investment in Infectech, Inc.	620,805	—	620,805	—	620,805
Equity in loss of unconsolidated subsidiary	—	—	—	—	853,540

Total costs and expenses	2,354,741	1,041,004	5,615,895	3,125,181	15,485,982

Net loss before provision (benefit) for income taxes	(2,354,741)	(1,041,004)	(5,615,895)	(3,125,181)	(15,485,982)
Provision (benefit) for income taxes	(75,503)		(219,840)	—	—

Net loss	$(2,279,238)	$(1,041,004)	$(5,396,055)	$(3,125,181)	$(15,485,982)

Per share information — basic and diluted
Loss per common share	$(0.04)	$(0.02)	$(0.11)	$(0.05)

Weighted average common shares outstanding	50,683,619	67,900,878	50,099,300	62,863,086

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows — Unaudited

			For the
			Period From
			February 1,
			2000
			(Inception)
			Through
	Nine Months Ended September 30,		September 30,
	2004	2005	2005
Cash flows from operating activities:
Net cash (used in) operating activities	$(1,296,229)	$(1,369,678)	$(2,985,865)

Cash flows from investing activities:
Cash reduction due to deconsolidation of Infectech, Inc.	(2,997)	—	(2,997)
Cash acquired in acquisition of Infectech, Inc.	—	—	3,004
Acquisition of property and equipment	—	(5,114)	(62,205)
Investments carried at cost	—	(130,000)	(235,000)

Net cash (used in) investing activities	(2,997)	(135,114)	(297,198)

Cash flows from financing activities:
Common stock issued for cash	177,650	1,079,800	2,027,500
Proceeds from convertible loans	73,000	—	304,750
Loans from stockholders	1,038,513	33,000	968,253

Net cash provided by financing activities	1,289,163	1,112,800	3,300,503

Net increase (decrease) in cash	(10,063)	(391,992)	17,440
Cash — beginning of period	47,131	409,432	—

Cash — end of period	$37,068	$17,440	$17,440

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements September 30, 2005
1. BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2004, and for the two years then ended, including notes thereto included in the Company’s Form 10-KSB.
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
Principles of Consolidation
The consolidated financial statements presented herein include the accounts of Nutra Pharma and its subsidiary ReceptoPharm, Inc. (collectively, the “Company”). In addition, the Company consolidated Nanologix, Inc. during the period from January 1, 2004 through June 30, 2004 (see Note 3). All intercompany transactions and balances have been eliminated in consolidation.
Income (Loss) per Share
The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, “Earnings per Share.” Basic earnings (loss) per share, is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.
2. BASIS OF REPORTING
The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2005, the Company incurred a net loss of $3,125,181. At September 30, 2005, the Company had negative working capital of $473,340 and an accumulated deficit of $15,485,982.
The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates.
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
3. NANOLOGIX, INC. (FORMERLY INFECTECH, INC.)
On September 19, 2003, the Company entered into an agreement (“Acquisition Agreement”) to acquire up to 100% of the issued and outstanding common stock of Nanologix, Inc., a Delaware corporation (“Nanologix”). Nanologix is a development stage company based in Sharon, Pennsylvania, which is engaged in the development of diagnostic test kits used for the rapid identification of infectious human and animal diseases. Nanologix owns patented technologies, which allow for the rapid detection of disease-causing pathogens. Nanologix also owns a patented technology designed for use in the bioremediation of contaminated soil and water.
The Acquisition Agreement provided for the acquisition by the Company of up to 100% of the issued and outstanding common stock of Nanologix, through an exchange of one (1) share of the Company’s common stock for every two (2) shares of Nanologix common stock. The Company recorded the acquisition of Nanologix as the purchase of assets, principally patents and other intangibles. The value of the Company’s common stock issued in connection with this transaction was $0.85 per share, which was the market value of the Company’s common stock on September 22, 2003, the date the terms of the acquisition were agreed to and announced.
Through December 31, 2003, the Company issued an aggregate of 4,502,549 shares of its common stock in exchange for 9,005,098 shares of Nanologix common stock. This initial exchange resulted in the Company owning approximately 58% of the issued and outstanding common stock of Nanologix. In January 2004, the Company issued an additional 426,275 shares of its common stock, in exchange for 852,550 shares of Nanologix common stock. In September 2004, the Company issued an additional 293,288 shares of its common stock in exchange for 586,576 shares of Nanologix common stock. These exchanges increased the Company’s ownership interest in Nanologix from 58% to 67%.
On September 28, 2004, the Company transferred 6,000,000 shares of Nanologix, Inc. common stock to a shareholder of Nutra Pharma, to discharge a $1,384,931 demand loan from such shareholder. After giving effect to this transfer, the Company owned a total of 4,444,224 shares or approximately 29% of the issued and outstanding common stock of Nanologix (which was 15,537,050 shares).
Subsequent to September 28, 2004, the Company owned a minority interest in Nanologix and accordingly, applied the equity method of accounting to its investment in Nanologix. The Company’s share of Nanologix’s earnings or losses is included in its statement of operations as a single amount. During the year ended December 31, 2004, Nanologix incurred a loss of $6,658,838. The Company’s portion of the loss using the equity method of accounting of $1,664,710 exceeded the carrying value of the Company’s investment which was $853,540 at December 31, 2004, and as such, the $853,540 was charged to operations at December 31, 2004. This charge reduced the carrying value of the Company’s investment in Nanologix to $0.
At December 31, 2004, the Company owned a total of 4,556,174 shares or approximately 25% of the issued and outstanding common stock of Nanologix. During the nine months ended September 30, 2005, Nanologix issued additional shares of its common stock reducing the Company’s ownership to approximately 12% at September 30, 2005.

The aggregate market value of the Company’s 4,556,174 shares of Nanologix common stock, based on the trading price of Nanologix common stock as quoted on the pink sheets of $0.17 and $0.13 per share at September 30, 2005, and November 11, 2005, was $774,550 and $592,303 respectively.
4. ACQUISITION OF RECEPTOPHARM, INC.
On December 12, 2003, the Company entered into an acquisition agreement (the “Agreement”), whereby it agreed to acquire a 49.5% interest in ReceptoPharm, Inc. (“ReceptoPharm”), a privately held biopharmaceutical company based in Ft. Lauderdale, Florida. ReceptoPharm is a development stage company engaged in the research and development of proprietary therapeutic proteins for the treatment of several chronic viral, autoimmune and neuro-degenerative diseases.
The closing of this transaction was subject to the approval of ReceptoPharm’s board of directors, which was obtained on February 20, 2004. Pursuant to the Agreement, the Company is acquiring up to 49.5% of ReceptoPharm’s common equity for $2,000,000 in cash. ReceptoPharm intends to use such funds to further research and development, which could significantly impact future results of operations.
The Company is purchasing its interest in a series of installments. At September 30, 2005, the Company had funded an aggregate of $1,860,000 to ReceptoPharm under the Agreement, which represented a 37% interest in ReceptoPharm.
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
5. CONVERTIBLE LOANS
In November 2004, in accordance with the terms of completed Subscription Agreements, the Company received total proceeds of $206,750 from four (4) investors. These agreements provide that upon the expiration of a 6 month term from the date of execution, each of the four investors has the option of: (a) being repaid the amount of their investment together with 15% interest per annum; (b) converting their investment into shares of the Company’s common stock at a conversion price of $0.17 per share up to an aggregate of 1,216,176 shares, if all four investors convert; or (c) converting their investment into a number of shares of common stock of the Company equal to the sum of the principal and accrued interest on the note, divided by the conversion price equal to a price which is 35% below (i) the average of the last reported sales prices for the shares of Common Stock on the NASDAQ National Market, the American Stock Exchange, the NASDAQ Small Cap Market or the Over-the-Counter Bulletin Board for the 5 trading days immediately prior to such date or (ii) if there have been no sales on any such market on any applicable day, the average of the highest bid and lowest ask prices on such market at the end of any applicable day, or (iii) if the market value cannot be calculated as of such date on any of the foregoing bases, the Market Price will be at the fair market value as reasonably determined in good faith by our Board of Directors.
Each investor had piggyback registration rights that would have required the Company to register any shares held by them if the Company voluntarily filed a registration statement, or immediately if an investor decided to convert their investment into shares of common stock.
In May 2005, the loan holders amended their original agreements. The new agreements released the Company from its requirements to register the loan holders’ shares. Each loan holder received approximately ten percent in additional shares as part of the new agreement. In full settlement of the debt, the Company issued an aggregate of 1,458,000 shares of common stock to settle the debt. The fair value of these shares at the date of the settlement was $481,140. The Company recorded interest expense of $261,782 for the value of the shares in excess of the debt settled. (See Note 6.)
6. STOCKHOLDERS’ DEFICIT
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
During the quarter ended March 31, 2005, the Company issued 100,000 shares of restricted common stock to a consultant for services rendered. The Company recorded stock-based compensation expense of $34,000 based on the market value of the Company’s common stock on the date of the grant.
During the quarter ended March 31, 2005, the Company issued 500,000 shares of restricted common stock to a Director for services rendered. The Company recorded stock-based compensation expense of $200,000 based on the market value of the Company’s common stock on the date of the grant.

During the quarter ended June 30, 2005, the Company sold 3,377,500 shares of restricted common stock at $0.20 per share and received proceeds of $675,500.
During the quarter ended June 30, 2005, the Company issued an aggregate of 1,287,000 shares of restricted common stock to consultants for services rendered. The Company recorded stock-based compensation expense of $453,305 based on the market value of the Company’s common stock on the respective dates of grant.
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
During the quarter ended September 30, 2005, the Company sold 1,350,000 shares of restricted common stock at $0.20 per share and received proceeds of $270,000.
During the quarter ended September 30, 2005, the Company issued 120,000 shares of restricted common stock to a consultant for services rendered. The Company recorded stock-based compensation expense of $31,200 based on the market value of the Company’s common stock on the date of grant.
During the quarter ended September 30, 2005, ReceptoPharm issued 1,100,000 shares of its common stock to two of its executive officers for services rendered. The shares were valued at their fair market value of $0.45 per share and the Company recorded a charge to operations of $495,000.
During the quarter ended September 30, 2005, ReceptoPharm issued 65,000 shares of its common stock to a consultant for services rendered. The shares were valued at their fair market value of $0.45 per share and the Company recorded a charge to operations of $29,185.
7. STOCK OPTIONS
On June 1, 2005 the Company retained Doherty & Company, LLC (“Doherty & Company”), to provide the services of Michael Doherty as executive Chairman of the Company. Concurrently, the Company also retained Doherty & Company to act as the Company’s agent in connection with prospective private capital-raising activities.
The Company granted a five year option to purchase Thirteen Million Six Hundred Thousand (13,600,000) shares of the Company’s common stock at an exercise price equal to $0.27 per share, vesting over a two year period. The option expires on May 31, 2010. The option becomes exercisable with respect to 6,800,000 shares commencing on May 31, 2006, provided the Company has raised at least $500,000 of additional equity, debt or equity linked financing prior to October 31, 2005, and the balance becomes exercisable in twelve equal monthly installments thereafter. The options are being granted to Doherty & Company for providing the services of Mr. Doherty.
Mr. Doherty will serve as Chairman for two years but will not be required to devote more than 20 hours per week to the Company. Mr. Doherty will also serve as a member of the Company’s Board of Directors. Additionally, Mr. Doherty will be entitled to cash compensation from the Company commensurate with his position when and if the Company’s other executives begin to receive such compensation.
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
8. INVESTMENTS
Letter of Intent to Acquire Portage BioMed LLC
On October 28, 2004, the Company entered into a non-binding letter of intent to acquire 100% of the issued and outstanding common stock of Portage BioMed LLC, a biotechnology research company (“Portage Biomed”). The proposed terms reflected in the non-binding letter of intent are: (i) beginning on November 1, 2004, the Company will pay $40,000 per month to Portage BioMed for working capital, until such time that Portage BioMed generates sufficient cash flow to sustain its operations; (ii) the Company will issue an aggregate of 1,000,000 shares of its restricted common stock to Portage BioMed’s four members in exchange for their interest in Portage BioMed; (iii) the Company will also issue an aggregate of 550,000 shares of its restricted common stock to Portage BioMed’s four members for four consecutive quarters commencing six months from the closing date of the transaction and upon the completion of certain agreed upon quarterly milestones; and

(iv) Rik J. Deitsch, the Company’s Chief Executive Officer, will be appointed to Portage BioMed’s Board of Directors and one current Portage BioMed Director will be appointed as a Director of the Company.
As of September 30, 2005 the Company has made payments totaling $60,000 to Portage BioMed in connection with the letter of intent. As of September 30, 2005, the Company has not entered into a definitive agreement with Portage BioMed. This investment is included in other assets in the accompanying financial statements.
Investment in XenaCare LLC
On November 1, 2004, the Company completed an agreement with XenaCare LLC “XenaCare”, a healthcare management company engaged in the business of manufacturing and distributing non-prescription pharmaceuticals to physicians’ offices. This agreement provides that the Company make an investment of up to $250,000 in 15 Site of Care physician locations to be managed by XenaCare.
As of September 30, 2005, the Company has made payments totaling $175,000 to XenaCare in connection with this agreement. This investment is included in other assets in the accompanying financial statements.
9. CONTINGENCIES
On April 4, 2005, a Motion to Enforce Settlement Agreement was filed against the Company in the Circuit Court of Broward County Florida by Bio Therapeutics, Inc. f/k/a Phylomed Corp. in Nutra Pharma Corp. v. Bio Therapeutics, Inc. (17th Judicial Circuit, Case No. 03-008928 (03). This proceeding results from the Company’s alleged breach of a settlement agreement that was entered into between Bio Therapeutics and the Company in resolution of a previous lawsuit between the Company and Bio Therapeutics that was resolved by entering into a Settlement Agreement. The Company also entered into a related License Agreement and Amendment to the License Agreement (“License Agreement”) with Bio Therapeutics. In the April 4, 2005 motion, Bio Therapeutics alleges that the Company breached certain provisions of the License Agreement and requests that the Court grant its motion to enforce the Settlement Agreement by declaring the License Agreement terminated, enjoining the Company from further use of license products that was granted to the Company by the License Agreement, and awarding attorneys fees and costs to Bio Therapeutics. This matter is set for a hearing to hear a motion to set a motion for an evidential hearing.
The Company intends to defend against this action. The Company does not believe that this action will have a material effect upon its operations; and if the license agreement is terminated does not believe there will be a material negative impact on the Company.
10. SBI BRIGHTLINE XII LLC AGREEMENT
On August 17, 2005, the Company entered into a stock purchase agreement with SBI Brightline XII LLC (“SBI”) that obligated SBI to purchase, upon the Company’s election, up to 24,000,000 shares of our common stock for an aggregate purchase price of $9.6 million. The agreement is comprised of 24 equally sized putable tranches with exercise prices at $0.30, $0.40 and $0.50 per share. The agreement limits the Company from exercising a tranche that would result in SBI exceeding 9.8% total beneficial ownership of Nutra Pharma. Additionally, SBI will be issued 2,000,000 warrants exercisable at $0.30; 2,000,000 warrants exercisable at $0.40; and, 2,000,000 warrants exercisable at $0.50 for a total of 6,000,000 warrants. If fully exercised, the warrants will provide the Company with an additional $2,400,000. The agreement requires that the shares be registered with the Securities and Exchange Commission. As of September 30, 2005, the Company had not filed a registration statement with the Securities and Exchange Commission and therefore, the Company has not sold any common stock to SBI pursuant to the agreement. On November 21, 2005, the board of directors authorized management to terminate the agreements and to seek alternative financing.
11. SUBSEQUENT EVENTS
On October 3, 2005, the Company sold 100,000 shares of restricted common stock at $0.20 per share and received proceeds of $20,000.
On November 2, 2005, the Company sold 50,000 shares of restricted common stock at $0.20 per share and received proceeds of $10,000.
On October 28, 2005 Nutra Pharma Corp. entered into a one year agreement with Xinhua Financial Network Ltd. (“XFN”) where XFN will
•	introduce the Company to potential strategic and operational partners, as well as suppliers, manufacturers, customers, and other relationships in The People’s Republic of China (“China”) and elsewhere in Asia; and
•	otherwise assist the Company with advancing the business objectives of the Company in China and elsewhere in Asia.
The Company and XFN shall agree to specific compensation arising out of any transaction with which XFN assists the Company. In addition, the Company issued to XFN ten million (10,000,000) warrants for the right to purchase shares of the Company’s common stock at $.70 per share, a premium to the market price. The warrants expire September 30, 2010 and are redeemable by the Company for $1.00 if the market price for the Company’s common stock exceeds $1.00.
Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations
Forward-Looking Statements
The following discussion and analysis contains forward-looking statements and should be read in conjunction with our financial statements and related notes. For purposes of this Plan of Operations, Nutra Pharma Corp. is referred to herein as “we,” “us,” or “our.” This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases “believe,” “expect,” “may,” “should,” “anticipates” or similar expressions are intended to identify “forward-looking statements”. Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties, including: (a) we have experienced recurring net losses and a working capital deficiency which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (c) our continued operations are dependent upon obtaining equity or other financing and should we be unable to obtain such financing, we will be unable to continue our operations; (d) our inability to retain and attract key personnel could adversely affect our business; (e) we are subject to substantial Federal Drug Administration and other regulations and related costs which may adversely affect our operations; (f) a market for our potential products may never develop; (g) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (h) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (h) we may be unable to compete against our competitors in the medical device and biopharmaceutical markets since many of our competitors have superior financial and technical resources; (i) issuance of shares of our common stock to consultants has and may in the future have a dilutive effect on the value of our common stock and may negatively effect the trading price of our common stock; (j) our Plan of Operations has been substantially delayed due to lack of financing; (k) our management decisions are made by our Chief Executive Officer, Rik Deitsch and, if we lose his services, our operations will be negatively impacted; (l) we have entered into acquisition agreements which were later rescinded, which has delayed and otherwise negatively affected our operations; and (m) we are subject to a substantial funding commitment of $140,000 due to ReceptoPharm in connection with the ReceptoPharm acquisition agreement and should we fail to meet this commitment, we may lose a portion of our ownership interest in ReceptoPharm and become unable to enact a substantial part of our Plan of Operations.
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
On August 17, 2005, we entered into a stock purchase agreement with SBI Brightline XII LLC that obligated SBI to purchase, upon our election, up to 24,000,000 shares of our common stock for an aggregate purchase price of up to $9.6 million before fees and expenses. The agreement requires registration of the shares which is expected to be completed in the fourth quarter of 2005. Additionally, the agreement provides SBI with up to 6,000,000 warrants. If fully issued and exercised, these warrants will provide the Company with an additional $2,400,000 before fees and expenses. The SBI Britghtline XII LLC transaction is subject to an effective registration statement and there is no guarantee that such registration statement will be declared effective by the SEC. On November 21, 2005, the board of directors authorized management to terminate the agreements and to seek alternative financing. Our estimate of these cash requirements is as follows:
We anticipate that our total estimated cash requirements of $970,000 for the next 12 months, pending adequate financing, will include: (a) $755,000 pertaining directly to our own operations; (b) funding of $140,000 for ReceptoPharm; and (c) $75,000 pertaining to our investment in Xenacare.
Specifically, our planned expenditures pertaining to (a) and (b) are:
OUR DIRECT EXPENDITURES

Type Expenditure	Total Expenditure	Monthly Expenditure
Salaries*	$212,000	$17,667

Travel related expenses pertaining to research and due diligence	$40,000	$3,333

Consulting Fees	$180,000	$15,000

Office-related expenditures	$58,000	$4,833

Professional Fees -Legal and Accounting	$265,000	$22,083

Total	$755,000	$62,916

*	Salaries include the following:

(a)	Chief Executive Officer — $130,000;

(b)	Administrative Assistant — $45,000; and

(c)	Research Assistant — $37,000

FUNDING OF RECEPTOPHARM, INC.

Type Expenditure	Total Expenditure	Monthly Expenditure
Operating Expenses
(Rent, supplies, utilities)	$10,000	$833

Salaries
(CEO, President, Chief Science Officer, and Administrative Assistant)	$10,000	$834

Clinical Studies
(HIV, MS, AMN)	$120,000	$10,000

Total:	$140,000	$11,667

FUNDING OF XENACARE

Type Expenditure	Total Expenditure	Monthly Expenditure
Funding of Site of Cares	$75,000	$6,250
OUR TWELVE-MONTH PLAN OF OPERATIONS
We intend to accomplish the following regarding our Plan of Operations over the next twelve months.
Clinical Studies
Adrenomyeloneuropathy (AMN)
Adrenomyeloneuropathy (AMN) is a genetic disorder that affects the central nervous system. The disease causes neurological disability that is slowly progressive over several decades. Throughout our twelve month Plan of Operations and for 3 months thereafter, ReceptoPharm plans to conduct a Phase IIb/IIIa clinical study of its Adrenomyeloneuropathy (AMN) drug, which is currently under development. ReceptoPharm have an agreement with the Charles Dent Metabolic Unit located in London, England to conduct a clinical study that consists of:
•	Recruitment of 20 patients with AMN;

•	Administering the ReceptoPharm’s AMN drug under development; and

•	Monitoring patients throughout a 15-month protocol.
The clinical study is classified as a Phase III study and is the final step required for regulatory approval of the drug.
HIV and MS
ReceptoPharm also plans to conduct Phase II clinical studies of its HIV and MS drugs under development. These studies will provide data to demonstrate the preliminary efficacy of ReceptoPharms’s HIV/MS drugs under development. ReceptoPharm will seek to secure agreements with third parties to conduct such clinical studies.
ReceptoPharm
Completed Pre-Clinical Work

The Company has completed pre-clinical studies with various companies that ReceptoPharm has agreements with pertaining to ReceptoPharm’s Multiple Sclerosis (MS) and HIV drugs, which consisted of the following:
•	MS Drug under Development — ReceptoPharm conducted microarray and histoculture studies and related analysis of the cells of Multiple Sclerosis patients’ to ascertain how certain drugs affect the cells of these patients. Microarray analysis is the study of the gene expression of cells. Histoculture is the study of the entire cellular environment. ReceptoPharm continues to conduct these studies through our agreement with Eno Research and Development, a clinical research organization; and

•	HIV Drug under Development — Viral isolates are common mutations of HIV.
We conducted these studies through our agreement with ReceptoPharm. ReceptoPharm has an agreement with the University of California, San Diego, to study the effect of ReceptoPharm’s drug under development on different viral isolates to determine the drug’s efficacy in mutated forms of the HIV virus.
Liquidity and Capital Resources
We have experienced a significant loss from operations. Our ability to continue as a going concern is dependent on our ability to secure additional financing, increase ownership equity, and attain profitable operations. Additionally, our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2004 since we have experienced recurring net losses and at December 31, 2004, a working capital deficiency. We have estimated expenses of $970,000 pertaining to our twelve month Plan of Operations or $80,833 of monthly expenditures. Based upon our current cash position of approximately $15,000, we have sufficient funds to conduct our operations for only approximately 3 weeks. We intend to satisfy our estimated cash requirements of $970,000 for our twelve month Plan of Operations pending adequate financing through a private placement of our equity securities and through our agreement with SBI Brightline XII LLC that obligated SBI to purchase, upon our election, up to 24,000,000 shares of our common stock for an aggregate purchase price of $9.6 million. However, the SBI Britghtline XII LLC transaction is subject to an effective registration statement and there is no guarantee that such registration statement will be declared effective by the SEC. Should the registration statement not be declared effective by the SEC, the Company will have to seek alternative financing.
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
PART II OTHER INFORMATION
Item 1. Legal Proceedings
On April 4, 2005, a Motion to Enforce Settlement Agreement was filed against us in the Circuit Court of Broward County Florida by Bio Therapeutics, Inc. f/k/a Phylomed Corp. in Nutra Pharma Corp. v. Bio Therapeutics, Inc. (17th Judicial Circuit, Case No. 03-008928 (03)). This proceeding results from our alleged breach of a settlement agreement that was entered into between Bio Therapeutics and us in resolution of a previous lawsuit between us and Bio Therapeutics. We also entered into a related License Agreement and Amendment to the License Agreement (“License Agreement”) with Bio Therapeutics.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 1, 2005, we sold 50,000 shares of our common stock at $0.20 per share or an aggregate of $10,000 to an accredited investor.

On August 9, 2005, we sold 125,000 shares of our common stock at $0.20 per share or an aggregate of $25,000 to two accredited investors.
On August 10, 2005, we sold 150,000 shares of our common stock at $0.20 per share or an aggregate of $30,000 to an accredited investor.
On August 12, 2005, we sold 250,000 shares of our common stock at $0.20 per share or an aggregate of $50,000 to an accredited investor.
On August 17, 2005, we sold 275,000 shares of our common stock at $0.20 per share or an aggregate of $55,000 to an accredited investor.
On August 23, 2005, we sold 500,000 shares of our common stock at $0.20 per share or an aggregate of $100,000 to an accredited investor.
On September 16, 2005, we issued 120,000 shares of our restricted common stock to JPU Ventures in return for consulting services, specifically due diligence relating to potential acquisitions, that they rendered to us. The restricted shares were valued at $0.26 per share or an aggregate of $31,200.
On October 3, 2005, we sold 100,000 shares of our common stock at $0.20 per share or an aggregate of $20,000 to an accredited investor.
On November 2, 2005, we sold 50,000 shares of our common stock at $0.20 per share or an aggregate of $10,000 to an accredited investor.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
SBI Brightline XII Agreement
On August 17, 2005, we entered into a stock purchase agreement with SBI Brightline XII LLC that obligated SBI to purchase, upon our election, up to 24,000,000 shares of our common stock for an aggregate purchase price of $9.6 million. The agreement is comprised of 24 equally sized putable tranches with exercise prices at $0.30, $0.40 and $0.50 per hare. The agreement limits the Company from exercising a tranche that would result in SBI exceeding 9.8% total beneficial ownership of Nutra Pharma. Additionally, SBI will be issued 2,000,000 warrants exercisable at $0.30; 2,000,000 warrants exercisable at $0.40; and, 2,000,000 warrants exercisable at $0.50 for a total of 6,000,000 warrants. If fully exercised, the warrants will provide the Company with an additional $2,400,000. The agreement required that the shares be registered with the Securities and Exchange Commission. The Company is currently preparing a registration statement for submission. On November 21, 2005, the board of directors authorized management to terminate the agreements and to seek alternative financing.
Item 6. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

4.2	Xinhua Financial Network Warrant (xiv)

10.16	Consulting Agreement by and among Nutra Pharma Corp. and XFN (xiv)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(i)	Incorporated by reference to the Company’s Registration Statement on Form SB-2/A (Registration No. 33-44398) filed on April 6, 2001

(the “Registration Statement”).

(ii)	Incorporated by reference to the Company’s Current Report on Form 8K, filed December 26, 2001

(iii)	Incorporated by reference to the Company’s Current Report on Form 8K, filed February 28, 2002

(iv)	Incorporated by reference to the Company’s Current Report on Form 8K, filed September 9, 2002

(v)	Incorporated by reference to the Company’s Current Report on Form 8K, filed October 31, 2002

(vi)	Incorporated by reference to the Company’s Current Report on Form 8K, filed October 20, 2003

(vii)	Incorporated by reference to the Company’s Current Report on Form 8K, filed March 8, 2004

(viii)	Incorporated by reference to the Company’s Current Report on Form 8K, filed November 5, 2002

(ix)	Incorporated by reference to the Company’s Report on Form 10-KSB, filed April 20, 2004

(x)	Incorporated by reference to the Company’s Report on Form 10-KSB/A, filed May 7, 2004

(xi)	Incorporated by reference to the Company’s Report on Form 10-QSB, filed December 21, 2004

(xii)	Incorporated by reference to the Company’s Report on Form 10-KSB, filed May 2, 2005

(xiii)	Incorporated by reference to the Company’s Current Report on Form 8K, filed June 6, 2005

(xiv)	Incorporated by reference to the Company’s Current Report on Form 8K, filed November 10, 2005
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRA PHARMA CORP.
/s/ Rik J. Deitsch
Rik J. Deitsch, President
Chief Executive Officer and Chief Financial Officer

Dated: November 21, 2005