Form 10KSB
period 2005-12-31
NUTRA PHARMA CORP
filed 2006-04-28
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number 000-32141

NUTRA PHARMA CORP.
(Name of registrant as specified in its charter)

California	91-2021600
(State or Other Jurisdiction of Organization)	(IRS Employer Identification Number)

3473 High Ridge Road, Boynton Beach, FL 33426
(Address of principal executive offices)

(954) 509-0911
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [x]

The registrant's revenues for the fiscal year ended December 31, 2005 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 18, 2006 is $12,563,017.

As of April 18, 2006, there were 71,797,182 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Forward-Looking Statements

This Annual Report on Form 10-KSB, including our "Plan of Operations" on page 21, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Nutra Pharma Corp. (hereafter referred to as "we", "our" or "us") to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations and; any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I
Item 1. Description of Business

HOW WE ARE ORGANIZED

We were incorporated in California on February 1, 2000. We have been conducting our operations as a development stage company under the name, Nutra Pharma Corp. since October 31, 2001. We have never been the subject of a bankruptcy, receivership, material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business, or similar such proceeding or event. As of December 31, 2005, we had 69,297,182 shares of our common stock outstanding. As of April 18, 2006, we had 71,797,182 shares of our common stock outstanding.

BUSINESS OVERVIEW

We are a biopharmaceutical company specializing in the acquisition, licensing and commercialization of pharmaceutical products and technologies for the management of neurological disorders, cancer, autoimmune and infectious diseases. Entities with which we are affiliated conduct basic drug discovery research and clinical development in connection with the following disorders and diseases:

o      Multiple Sclerosis;
o      HIV;
o      Chronic pain;
o      Myasthenia Gravis (Autoimmune Disease); and
o      AMN.

We currently have the following holdings, licenses, or investment:

o ReceptoPharm, Inc. - In February 2004, we agreed to invest $2,000,000 in cash to acquire up to a 49.5% equity interest in ReceptoPharm Inc., a privately held development stage biopharmaceutical company located in Fort Lauderdale, Florida, which is developing technologies for the development of drugs for Multiple Sclerosis ("MS") and HIV.  On February 10, 2006, we completed our $2,000,000 investment and at that date, we owned approximately 38% of the issued and outstanding common stock of ReceptoPharm.  We received less than a 49.5% interest in ReceptoPharm because our interest was diluted as a result of ReceptoPharm issuing additional shares of its common stock to various consultants and employees in exchange for services rendered. On March 27, 2006, we lent ReceptoPharm $200,000 for its working capital purposes.

o Designer Diagnostics, Inc. (“Designer Diagnostics”) - We formed Designer Diagnostics in January 2006 as a Nevada corporation, at which time it became our wholly owned subsidiary. Designer Diagnostics is engaged in marketing of diagnostic test kits that are used for the rapid identification of infectious human diseases such as Tuberculosis (TB) and Mycobacterium avium-intracellulare (MAI). Research and development is a continuing process with our diagnostic test kits.

o XenaCare - We have agreed to invest up to $250,000 in 15 Site of Care physician’s offices with XenaCare, LLC, a healthcare management company. To date, we have invested $175,000. XenaCare is engaged in the business of manufacturing and distributing non-prescription pharmaceuticals to physicians' offices.

We will continue to attempt to develop therapeutic approaches to diseases that lack therapeutic options in the current market.

STRATEGY

Long-term goal - Our long-term goal is to continue research efforts based on our drug discovery platform and to license the resulting drugs in the field of neurological diseases, infectious diseases and autoimmune disorders. Due to our limited financial and operational resources, this goal will require us to establish strategic partners or alliances with pharmaceutical companies, academic institutions, biotechnology companies, and clinical diagnostic laboratories, which will:

•	complement our research and development efforts;
•	reduce the risks associated with our undertaking the entire drug development and marketing process; and
•	generate licensing based revenue streams.

We will continue our efforts to identify and acquire intellectual property and companies in the biotechnology arena.

Mid term goal - Our mid term strategy is to license our AMN, MS and HIV technologies in our attempt to bring these technologies to market within the next five years.

OUR POTENTIAL REVENUE SEGMENTS

Our potential revenue segments are composed of the following:

•
License Revenues - We will attempt to develop licensing agreements with pharmaceutical companies, biotechnology companies, and clinical diagnostic laboratories that provide for our receiving licensing fees;

•
Drug Sales - Should we be successful in obtaining Federal Food and Drug Administration approval for any drugs that we develop, we will receive revenues from direct sales of our drug products, although we are more likely to develop drugs through licensing agreements with pharmaceutical or biotechnology companies; and

•	Test Kit Sales - We are actively marketing Designer Diagnostics’ test kits to pharmaceutical companies, diagnostic laboratories, and hospitals, although we have not generated any sales to date.

MARKETING

We currently do not have a marketing program for our drug products. If and when we have US Food and Drug Administration approved drug treatments, we intend to market such treatments through pharmaceutical companies, other biotechnology companies, and diagnostic laboratories. Our Chief Executive Officer, Rik Deitsch, will market the treatments to licensing and development officers of those companies and will otherwise direct our marketing program. Additionally, we will attempt to secure consulting agreements with marketing consultants who will actively market our products to such companies and/or provide our Chief Executive Officer with marketing guidance. Our diagnostic test kits are being marketed through our wholly owned subsidiary, Designer Diagnostics, Inc., under Neil Roth’s direction. Roth is the President of Designer Diagnostics.

EMPLOYEES

As of April 18, 2006, we had 3 full time employees:

•	Rik Deitsch, our President;
•	Neil Roth, President of Designer Diagnostics; and
•	Nina Goldstein, our Executive Administrative Assistant.

Additionally, on an as needed basis, we utilize the services of consultants for financial analysis, human resources, and due diligence in licensing or acquisitions.

CURRENT TECHNOLOGIES

ReceptoPharm, Inc.

ReceptoPharm is developing potential drugs for the treatment of MS and HIV. ReceptoPharm has three patents pending for the protection of its own proprietary technologies in these areas. Additionally, ReceptoPharm is engaged in the research and development of potential drugs for other viral, auto-immune and neuro-degenerative diseases, which are being developed based on novel, modified proteins that have been studied as treatments for several clinical disorders. ReceptoPharm’s drug product production involves a specific chemical process for the modification of cobratoxin or cobra venom that eliminates its poisonous effect. As a result of this process, the modified cobratoxin or cobra venom retains some of the affinities of the native toxin, but to a diminished degree. These drugs have successfully completed Phase I safety studies in the United States and Europe. ReceptoPharm is now focusing its near term drug development efforts on initiating a Phase II human clinical trial for its HIV drug. Phase II is meant to show preliminary efficacy in a human population and is usually a smaller trial in one or two locations. Phase III is the last step before potential regulatory approval and usually consists of a large, multi-center, multi-national trial and would provide data for proper dosage, potential side effects and potential contraindications. With HIV, the Phase II trial would most likely involve fewer than 50 patients and last fewer than 10 weeks. The trial would only need to show a reduction in viral load.

ReceptoPharm's Multiple Sclerosis (MS) Applications

Background Information Pertaining to MS

MS is a neurological disorder affecting approximately 2.0 million people globally and is believed to be an autoimmune disease in which the body's immune system damages primarily the central nervous system. People with MS may experience diverse signs and symptoms. MS symptoms may include pain, fatigue, cognitive impairment, tremors, loss of coordination and muscle control, loss of touch sensation, slurred speech and vision impairment. The course of the disease is unpredictable and for most MS patients, the disease initially manifests a "relapsing-remitting" pattern. Periods of apparent stability are punctuated by acute exacerbations that are sudden unpredictable episodes that might involve impaired vision, diminished ability to control a limb, loss of bladder control, or a great variety of other possible neurologic deficits. In relapsing-remitting MS, some or all of the lost function returns, however, the patient sustains an unceasing, often insidious, accumulation of neuronal damage. As the burden of neural damage grows, new lesions are more likely to produce irreversible impairment of function. Typically, about eight to fifteen years after onset, MS patients enter the secondary-progressive phase. Eventually, progressive MS sufferers become wheelchair-bound, and may become blind and even incapable of speech. There is currently no approved drug that reverses the course of the progressive form of MS.

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

Bio-Therapeutics, Inc.

We have a non-exclusive license to certain intellectual property of Bio Therapeutics, Inc, which consists of the following two distinct technology platforms:

o Alteration of Proteins and Peptides - These include patented methods for altering the 3-Dimensional structure of certain proteins and peptides. The natural peptides bind to receptors in the body with toxic effects. This technology allows us to alter the structure of these peptides, preserving their receptor-binding characteristics, while making them non-toxic and therapeutic. Different receptors have various functions in many disease states. By the peptides binding to these receptors in a controlled fashion certain symptoms of diseases may be treated. In connection with MS, binding to the acetylcholine receptor on the nerves allows for more efficient nerve conduction. With HIV, binding to chemokine receptors may prevent the virus from entering and infecting new cells;

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

As more fully described on page 14, during April 2005, Bio Therapeutics filed a Motion to Enforce a Settlement Agreement against us in the Circuit Court of Broward County Florida alleging breaches of a license agreement we have with Bio Therapeutics.

Designer Diagnostics, Inc.

NonTuberculosis Mycobacterium (NTM)

NonTuberculosis Mycobacterium (NTM), also known as atypical Tuberculosis (Atypical TB) or Mycobacterium other than Tuberculosis (MOTT) are bacteria that can be found in water, some domestic and wild animals, and soil. NTM is a primary cause of respiratory disease in humans and is a leading cause of death in HIV/AIDS patients.

The NTM bacteria usually enter the body through inhalation or by drinking water that has been contaminated by the NTM bacteria. Additionally, the NTM bacteria can enter the body through open wounds. These bacteria cannot be spread directly between people. There are over 20 different types of NTM, which include:

•	Para-Tuberculosis
•	Nocardia
•	Pseudomonas
•	MAC (M.avium Complex)

Tuberculosis (TB)

Tuberculosis (TB) is a contagious disease. Like the common cold, it spreads through the air. Only people who are sick with TB in their lungs are infectious. When infectious people cough, sneeze, talk or spit, they propel TB germs, known as bacilli, into the air. A person needs only to inhale a small number of these to be infected. Left untreated, each person with active TB disease will infect on average between 10 and 15 people every year. It is estimated that 1.7 million deaths resulted from TB in 2004. Strains of TB resistant to all major anti-TB drugs have recently emerged. A particularly dangerous form of drug-resistant TB is multidrug-resistant TB (MDR-TB), which is defined as the disease caused by TB bacilli resistant to at least isoniazid and rifampicin, the two most powerful anti-TB drugs. Rates of MDR-TB are high in some countries, especially in the former Soviet Union, and threaten TB control efforts.

Designer Diagnostics’ kits allow for the early detection of the disease, which may lead to treatment of the patient before dangerous (often fatal) symptoms appear. The kits can also be used for antibiotic sensitivity testing which allows the treating physician to create a customized treatment protocol for the patient and bypasses any issues with multi-drug resistant strains of the bacteria. This antibiotic testing can also be used by Biotech and Pharmaceutical companies to test new drugs in the treatment of emerging strains of bacteria that are known to be drug resistant.

On January 24, 2006, we entered into an Agreement with NanoLogix whereby we exchanged our entire holding of NanoLogix common stock for the intellectual property pertaining to the manufacture of test kits for the rapid isolation, detection and antibiotic sensitivity testing of certain microbacteria. We then placed that intellectual property into our wholly owned subsidiary, Designer Diagnostics. Designer Diagnostics owns 11 issued patents and has licensing rights to 18 issued patents related to the rapid isolation, growth, identification and antibiotic sensitivity of disease causing pathogens such as Tuberculosis ("TB") and Mycobacterium avium-intracellulare ("MAI"). The patented technologies are related to a technique known as "paraffin baiting". The researchers discovered that certain grades of paraffin wax, when used in conjunction with a microscope slide, and combined with a nutrient broth, provides for the rapid isolation, growth and identification of various disease causing pathogens. Designer Diagnostics markets a diagnostic test kit based on this technology. They are currently establishing licensing and distribution arrangements with large, well-established medical diagnostic companies. Designer Diagnostics markets will potentially include hospitals, clinical laboratories, medical research institutions, medical schools, physician's offices, and even pharmaceutical companies, as the antibiotic sensitivity testing methodology may be useful in creating new drugs to treat paraffinophilic microorganisms. Designer Diagnostics is currently working with third-party researchers in academia to provide a current validation of their technology for submission to the FDA.

GOVERNMENT REGULATION

The production and marketing of potential drug products as well as research and development activities generally are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, vaccines, drugs and certain diagnostic products are subject to Food an d Drug Administration ("FDA") review of safety and efficacy. The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, or refusal of the government to approve Biological License Applications ("BLAs"), Product License Applications ("PLAs"), New Drug Applications ("NDAs") or refusal to allow a company to enter into supply contracts. The FDA also has the authority to revoke product licenses and establishment licenses previously granted.

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

In order to gain broad acceptance in the marketplace of a medical device, our partners or we will need to receive approval from the FDA and other equivalent regulatory bodies outside of the United States. This approval will be based upon clinical testing programs at major medical centers. Data obtained from these institutions will enable us, or our partners, to apply to the FDA for acceptance of its technology as a "device" through a 510(k) application or exemption process. Once the data has been fully gleaned, it is expected that this process would take less than ninety days.

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

Designer Diagnostics is also subject to regulation by the Occupational Safety and Health Administration ("OSHA") and the Environmental Protection Agency ("EPA") and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. Designer Diagnostics believes that they are in compliance with regulations regarding the disposal of its biological, radioactive and chemical waste. Designer Diagnostics voluntarily complies with NIH guidelines regarding research involving recombinant DNA molecules. Such guidelines, among other things, restrict or prohibit certain recombinant DNA experiments and establish levels of biological and physical containment that must be met for various types of research.

PRODUCT LIABILITY

The design, development, and manufacture of drug products or diagnostic tests involve an inherent risk of product liability claims and corresponding damage to our brand name reputation, including claims of product failure or harm caused by the drug product. ReceptoPharm has product liability insurance for purpose of manufacturing the drugs currently under clinical trials. Designer Diagnostics has product liability insurance for its portfolio of test kits. Product liability claims may result in significant legal costs related to our defense of such actions and/or damage amounts exceeding our product liability insurance coverage.

RESEARCH AND DEVELOPMENT

During 2004, we spent $1,104,968 on research and development activities. During 2005, we spent $224,349 on research and development activities.

COSTS ASSOCIATED WITH ENVIRONMENTAL COMPLIANCE

We have no present or anticipated direct future costs associated with environmental compliance, since we are not and will not be directly involved in manufacturing drug products as result of our research and development; however, we may be affected in the percentage licensing fees we receive, since a company may consider the environmental expense as an offset to a determination of the percentage amount we receive. ReceptoPharm produces a drug that has limited waste issues and related costs, but handles environmentally related matters through the FDA's Good Manufacturing Practices, the FDA mandated guidelines pertaining to the production of drugs in the United States.

SOURCES AND AVAILABILITY OF RAW MATERIALS

ReceptoPharm uses the raw material, cobra venom, which is the main ingredient for the drugs being studied by ReceptoPharm. Apart from that, we do not currently use raw materials in our business.

CUSTOMER DEPENDENCY

Our potential customers consist of men and women using the drugs that are developed through relationships with pharmaceutical and other companies; as such, we do not plan on being dependent upon one single customer or just a few customers. Nonetheless, one of our revenue segment models seeks to develop licensing fees with pharmaceutical companies; should we be successful in securing such a licensing agreement, the termination of that agreement may negatively affect our ability to generate revenues.

PATENTS AND INTELLECTUAL PROPERTY

We seek patent and other intellectual property rights to protect and preserve our proprietary technology and our right to capitalize on the results of our research and development activities. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop new products.

Bio Therapeutics Patents

We hold a license to certain intellectual property from Bio Therapeutics. These patents include:

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

Designer Diagnostics Patents

We own 11 issued U.S. patents and have licensing rights to 18 issued U.S. patents covering technologies related to growing, detecting, identifying, defining antibiotic sensitivity and designing apparatus for the detection of 32 different paraffin-eating microorganisms.

Owned Patents

U.S. Patent Nos.	Description

#5,989,902	Method for determining the antimicrobial agent sensitivity of a nonparaffinophilic hydrophobic microorganism and an associated apparatus

#5,981,210	Method for determining a presence or absence of a nonparaffinophilic hydrophobic microorganism in a body specimen by using a DNA extraction procedure and a novel DNA extraction procedure

#5,935,806	Method and apparatus for speciating and identifying MAI (Mycobacterium Avium Intracellulare) and testing the same for antibiotic sensitivity

#5,882,920	Apparatus for determining the presence or absence of a paraffinophilic microorganism

#5,854,014	Apparatus for testing paraffinophilic microorganisms for antimicrobial sensitivity

#5,846,760	Method for determining a presence or absence of a nonparaffinophilic hydrophobic microorganism in a body specimen and an associated kit

#5,776,722	Method of testing a body specimen taken from a patient for the presence or absence of a microorganism a further associated method and associated apparatus

#5,569,592	Apparatus for testing MAI (Mycobacterium Avium Intracellulare) for antimicrobial agent sensitivity

#5,472,877	Apparatus for determining the presence or absence of MAI (Mycobacterium Avium Intracellulare)

#5,316,918	Method and apparatus for testing MAI (Mycobacterium Avium Intracellulare) for antimicrobial agent sensitivity

#5,153,119	Method for speciating and identifying MAI (Mycobacterium Avium Intracellulare)

Licensed Patents

U.S. Patent Nos.	Description

#5,962,306	Method of determining the presence or absence of a nonparaffinophilic microorganism in a specimen and an associated apparatus

#5,891,662	Method for determining the antimicrobial agent sensitivity of a nonparaffinophilic hydrophobic microorganism

#5,882,919	Apparatus for determining the presence or absence of a nonparaffinophilic microorganism in a specimen

#5,854,013	Method of determining presence or absence of a nonparaffinophilic microorganism in a specimen

#5,804,406	Determining sensitivity of paraffinophilic microorganisms to antimicrobials

#5,801,009	Method for determining the antimicrobial sensitivity of a paraffinophilic microorganism using various milieus and an associated apparatus

#5,750,363	Method for determining the antibiotic agent sensitivity of a nonparaffinophilic microorganism and an associated apparatus

#5,726,030	Method for automatically testing the antibiotic sensitivity of a nonparaffinophilic microorganism

#5,721,112	Method of determining the presence or absence of a nonparaffinophilic microorganism in a specimen and an associated apparatus

#5,707,824	Method of determining the presence or absence of a paraffinophilic microorganism

#5,698,414	Method and apparatus for testing paraffinophilic microorganisms for antimicrobial agent sensitivity

#5,677,169	Method for determining the antimicrobial agent sensitivity of a nonparaffinophilic microorganism and an associated apparatus

#5,668,010	Method for determining the antimicrobial agent sensitivity of a nonparaffinophilic microorganism using various milieus and an associated apparatus

#5,663,056	Method for determining the antimicrobial agent sensitivity of a nonparaffinophilic microorganism and an associated apparatus

#5,654,194	Method of identifying a nonparaffinophilic microrganism using various milieus and an associated apparatus

#5,641,645	Method for determining the antimicrobial agent sensitivity of a nonparaffinophilic microrganism using various milieus and an associated apparatus

#5,639,675	Method of identifying a nonparaffinophilic microorganism using various mileus and an associated apparatus

#5,637,501	Apparatus for automatically testing the antibiotic sensitivity of a paraffinophilic microorganism

Our business is dependent upon our ability to protect our proprietary technologies and processes. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain and use proprietary information. We will rely on patent and trade secret law and nondisclosure and other contractual arrangements to protect such proprietary information. We will file patent applications for our proprietary methods and devices for patient treatments. Our efforts to protect our proprietary technologies and processes are subject to significant risks, including that others may independently develop equivalent proprietary information and techniques, gain access to our proprietary information, our proprietary information being improperly disclosed, or that we may ineffectively protect our rights to unpatented trade secrets or other proprietary information.

COMPETITION

The biotechnology research and development field is extremely competitive and is characterized by rapid change. Our competitors have substantially greater financial, scientific, and human resources, and as a result greater research and product development capabilities. Our competitors have competitive advantages with greater potential to develop revenue streams. Our competitors are located in the United States as well as around the world.

ReceptoPharm and Designer Diagnostics will compete with many new and emerging companies as well as established pharmaceutical companies, all of which have superior financial resources than we do.

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

The pharmaceutical market for MS therapy is currently dominated by interferon-based drugs - Tysabri from BIogen-Idec and Elan, Avonex(R) from Biogen-Idec, Betaseron(R) from Berlex Laboratories and Schering, and Rebif(R)from Serono and Pfizer. The only other major market brand is Copaxone(R) (glatiramer acetate) from Teva and Aventis.

The only competing products to Designer Diagnsotics’ test kits are the conventional solid media, such as Lowenstein Jensen, and Middlebrook Media. These media are not capable of distinguishing between TB and Non-TB media, have a short shelf life and require extensive pre-preparation. In addition, these media require refrigeration.

Purchase and Licensing of NanoLogix Patents

On January 24, 2006 we entered into an Agreement with NanoLogix whereby we exchanged our entire holding of NanoLogix common stock for intellectual property pertaining to the manufacture of test kits for the rapid isolation, detection and antibiotic sensitivity testing of certain microbacteria. The agreement provides that: (a) NanoLogix has reassigned to us 11 key patents protecting the diagnostics test kit technology in exchange for our entire holding of NanoLogix stock represented by 4,556,174 shares of that stock; (b) NanoLogix has licensed to us the remaining 18 patents that protect the diagnostics test kit technology in exchange for a 6% royalty on the gross sales of the products based on the licensed technology; (c) we issued to NanoLogix 1 million options of our restricted common stock at $.20 per share; and (d) we will allow NanoLogix to continue their use of these patents for development of their hydrogen technology and other technologies unrelated to medical diagnostic test kits.

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

Item 2.     Description of Property

Our March 2004 verbal lease agreement between Stan Cherelstein, on Waiora, Inc.’s behalf as its President and Rik Deitsch, as our President and out behalf, provides for our use 800 square feet of Waiora’s lease of office space at 3473 High Ridge Road, Boynton Beach, Florida. We make no cash payment for the use of this space; instead, we are permitted to use such space in return for our President serving as Waiora’s Chairman of its Scientific Advisory Board. The lease further provides that: (a) there is no expiration date to this agreement, but Waiora, Inc may terminate the lease at any time. Waiora's lease term expires April 2007; (b) 800 square feet of office space is allotted specifically to us; (b) Waiora provides us with access to a conference room, office equipment, and a T-1 Internet connection; and (c) Stan Cherelstein serves as one of our Directors and is Chair of our Audit and Compensation Committees. Our offices are in good condition and are sufficient to conduct our operations.

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

In the April 4, 2005 motion, Bio Therapeutics alleges that we breached certain provisions of the License Agreement and requests that the Court grant its motion to enforce the Settlement Agreement by declaring the License Agreement terminated, enjoining us from further use of license products that was granted to us by the License Agreement, and awarding attorneys fees and costs to Bio Therapeutics. We intend to defend against this action. We do not believe that this action will have a material effect upon our operations and financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in 2005.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Our common stock is quoted on the over-the-counter bulletin board under the trading symbol "NPHC." The following table sets forth the high and low bid prices for each quarter within the last two fiscal years.

	2004		2005
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	0.76	0.45	0.40	0.25
Second Quarter	0.77	0.36	0.40	0.27
Third Quarter	0.43	0.22	0.35	0.25
Fourth Quarter	0.60	0.21	0.28	0.13

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

PENNY STOCK CONSIDERATIONS

Our shares of common stock are "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 as equity securities with a price of less than $5.00. Our shares are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

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

HOLDERS

At December 31, 2005, based upon records obtained from our transfer agent, there were 254 holders of record of our common stock. Our transfer agent records do not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

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

On December 9, 2003, we filed a Registration Statement on Form S-8 with the Securities and Exchange Commission that covered the issuance of up to 2,500,000 shares of common stock under the Plan. As of December 31, 2003, we had issued a total of 15,000 shares under the Plan. These shares were issued to a consultant for services rendered during 2003. During 2004, we issued an additional 2,480,000 shares to consultants for services rendered.

The following table summarizes our equity compensation plan information as of December 31, 2005.

	Number of	Weighted	Number of
	Securities to	average	securities
	be issued upon	exercise price	remaining
	exercise of	of outstanding	available
	outstanding	options,	for
	options, warrants	warrants	future
Plan Category	and rights	and rights	issuance

Equity compensation
plans approved by	N/A	N/A	N/A
security holders

Equity compensation
plans not
approved by
security holders	-0-	N/A	5,000

Total	-0-	N/A	5,000

RECENT SALES OF UNREGISTERED SECURITIES

During 2005, as specifically described below, we sold and/or issued shares of our restricted common stock for cash, services rendered, and in connection with the settlement of debt. We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended ("the Securities Act") for the offer and sale of these shares. We believed Section 4(2) was available because:

•	There was no general solicitation or general advertising involved in the offer or sale;
•	All purchasers were accredited investors;
•
We placed restrictive legends on the certificates representing these securities issued to the accredited investors stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale; and

•	The offer and sale did not involve a public offering.

On January 5, 2005, we sold 30,000 shares of our restricted common stock to an accredited investor at $0.17 per share or an aggregate of $5,100.

On January 12, 2005, we sold 60,000 shares of our restricted common stock to an accredited investor at $0.17 per share or an aggregate of $10,200.

On January 26, 2005, we issued 500,000 shares of our restricted common stock to Dr. Tanvir Khandaker in connection his appointment to our Board of Directors. These shares were valued at $0.40 per share or an aggregate of $200,000, which was equal to the market value of our common stock on the date of grant.

On February 1, 2005, we sold 411,765 shares of our restricted common stock to an accredited investor at $0.17 per share or an aggregate of $70,000.

On February 28, 2005, we issued 100,000 shares of our restricted common stock to a consultant in exchange for services rendered. These shares were valued at $0.34 per share or an aggregate of $34,000, which was equal to the market value of our common stock on the date of grant.

On March 4, 2005, we sold 147,059 shares of our restricted common stock to an accredited investor at $0.17 per share or an aggregate of $25,000.

On March 17, 2005, we sold 58,823 shares of our restricted common stock to an accredited investor at $0.17 per share or an aggregate of $10,000.

On March 24, 2005, we sold 82,353 shares of our restricted common stock to an accredited investor at $0.17 per share or an aggregate of $14,000.

On April 1, 2005, we sold 30,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $6,000.

On April 1, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $5,000.

On April 1, 2005, we sold 80,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $16,000.

On April 4, 2005, we sold 50,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $10,000.

On April 4, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $5,000.

On April 4, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $5,000.

On April 4, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $5,000.

On April 5, 2005, we sold 100,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $20,000.

On April 5, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $5,000.

On April 6, 2005, we sold 50,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $10,000.

On April 6, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $5,000.

On April 6, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $5,000.

On April 6, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $5,000.

On April 6, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $5,000.

On April 6, 2005, we sold 35,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $7,500.

On April 7, 2005, we sold 100,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $20,000.

On April 7, 2005, we sold 50,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $10,000.

On April 11, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $5,000.

On April 11, 2005, we sold 80,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $16,000.

On April 12, 2005, we sold 50,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $10,000.

On April 14, 2005, we sold 200,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $40,000.

On April 14, 2005, we sold 50,000 shares of our restricted common stock to an accredited investor at$0.20 per share or an aggregate of $10,000.

On April 14, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at$0.20 per share or an aggregate of $5,000.

On April 15, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $5,000.

On April 18, 2005, we sold 50,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $10,000.

On April 18, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $5,000.

On April 19, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $5,000.

On April 20, 2005, we sold 100,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $20,000.

On April 20, 2005, we sold 50,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $10,000.

On April 20, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $5,000.

On April 21, 2005, we sold 100,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $20,000.

On April 21, 2005, we sold 52,500 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $10,500.

On April 21, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $5,000.

On April 26, 2005, we sold 50,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $10,000.

On April 27, 2005, we sold 1,260,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $252,000.

On April 29, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $5,000.

On April 29, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $5,000.

On April 29, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $5,000.

On May 13, 2005, we issued 66,000 shares of our restricted common stock to a consultant in exchange for services rendered. These shares were valued at $0.31 per share or an aggregate of $20,460, which was equal to the market value of our common stock on the date of grant.

On May 13, 2005, we issued 3,000 shares of our restricted common stock to a consultant in exchange for services rendered. These shares were valued at $0.31 per share or an aggregate of $930, which was equal to the market value of our common stock on the date of grant.

On May 23, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $5,000.

On May 24, 2005, we sold 205,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $41,000.

On May 26, 2005, we issued 5,000 shares of our restricted common stock to a consultant in exchange for services rendered. These shares were valued at $0.37 per share or an aggregate of $1,850, which was equal to the market value of our common stock on the date of grant.

On May 26, 2005, we issued 20,500 shares of our restricted common stock to a consultant in exchange for services rendered. These shares were valued at $0.37 per share or an aggregate of $7,585, which was equal to the market value of our common stock on the date of grant.

On May 26, 2005, we issued 15,000 shares of our restricted common stock to a consultant in exchange for services rendered. These shares were valued at $0.37 per share or an aggregate of $5,550, which was equal to the market value of our common stock on the date of grant.

On May 26, 2005, we issued 10,000 shares of our restricted common stock to a consultant in exchange for services rendered. These shares were valued at $0.37 per share or an aggregate of $3,700, which was equal to the market value of our common stock on the date of grant.

On May 26, 2005 we issued 10,000 shares of our restricted common stock to a consultant in exchange for services rendered. These shares were valued at $0.37 per share or an aggregate of $3,700, which was equal to the market value of our common stock on the date of grant.

On May 26, 2005, we issued 125,000 shares of our restricted common stock to a consultant in exchange for services rendered. These shares were valued at $0.37 per share or an aggregate of $46,250, which was equal to the market value of our common stock on the date of grant.

On May 27, 2005, we issued 450,000 shares of our restricted common stock to a consultant in exchange for services rendered. These shares were valued at $0.35 per share or an aggregate of $157,500, which was equal to the market value of our common stock on the date of grant.

On May 27, 2005, we issued 350,000 shares of our restricted common stock to a consultant in exchange for services rendered. These shares were valued at $0.35 per share or an aggregate of $122,500, which was equal to the market value of our common stock on the date of grant.

On May 27, 2005, we issued 42,000 shares of our restricted common stock to a consultant in exchange for services rendered. These shares were valued at $0.35 per share or an aggregate of $14,875, which was equal to the market value of our common stock on the date of grant.

On May 31, 2005, we issued 20,050 shares of our restricted common stock to a consultant in exchange for services rendered. These shares were valued at $0.36 per share or an aggregate of $7218, which was equal to the market value of our common stock on the date of grant.

On May 31, 2005, we issued 250 shares of our restricted common stock to a consultant in exchange for services rendered. These shares were valued at $0.36 per share or an aggregate of $90, which was equal to the market value of our common stock on the date of grant.

On May 31, 2005, we issued 20,200 shares of our restricted common stock to a consultant in exchange for services rendered. These shares were valued at $0.36 per share or an aggregate of $7,272, which was equal to the market value of our common stock on the date of grant.

On May 31, 2005, we issued 150,000 shares of our restricted common stock to a consultant in exchange for services rendered. These shares were valued at $0.36 per share or an aggregate of an aggregate of $54,000, which was equal to the market value of our common stock on the date of grant.

On June 2, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $5,000.

On June 14, 2005, we sold 110,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $22,000.

On August 1, 2005, we sold 50,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $10,000.

On August 9, 2005, we sold 100,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $20,000.

On August 9, 2005, we sold 25,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of$5,000.

On August 10, 2005, we sold 150,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $30,000.

On August 12, 2005, we sold 250,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $50,000.

On August 17, 2005, we sold 275,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $55,000.

On August 23, 2005, we sold 500,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $100,000.

On September 16, 2005, we issued 120,000 shares of our restricted common stock to a consultant in exchange for services rendered. These shares were valued at $0.26 per share or an aggregate of $31,200, which was equal to the market value of our common stock on the date of grant.

On October 3, 2005, we sold 100,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of$20,000.

On November 2, 2005, we sold 50,000 shares of our restricted common stock to an accredited investor at $0.20 per share or an aggregate of $10,000.

In addition to the above described sales and issuances, in November 2004, in accordance with the terms of completed Subscription Agreements, we received total proceeds of $206,750 from four (4) investors. These agreements provided that upon the expiration of a 6 month term from the date of execution, each of the four investors had the option of: (a) being repaid the amount of their investment together with 15% interest per annum; (b) converting their investment into shares of the Company’s common stock at a conversion price of $0.17 per share up to an aggregate of 1,216,176 shares, if all four investors convert; or (c) converting their investment into a number of shares of our common stock equal to the sum of the principal and accrued interest on the note, divided by the conversion price equal to a price which is 35% below (i) the average of the last reported sales prices for the shares of Common Stock on the NASDAQ National Market, the American Stock Exchange, the NASDAQ Small Cap Market or the Over-the-Counter Bulletin Board for the 5 trading days immediately prior to such date or (ii) if there have been no sales on any such market on any applicable day, the average of the highest bid and lowest ask prices on such market at the end of any applicable day, or (iii) if the market value cannot be calculated as of such date on any of the foregoing bases, the fair market value as reasonably determined in good faith by our Board of Directors. Each investor had piggyback registration rights that would have required the Company to register any shares held by them if the Company voluntarily filed a registration statement, or immediately if an investor decided to convert their investment into shares of common stock. In May 2005, the loan holders amended their original agreements. The new agreements released us from the requirement to register the loan holders’ shares. Each loan holder received approximately ten percent of additional shares as part of the new agreement. In full settlement of the debt, we issued an aggregate of 1,458,000 restricted shares of our common stock to the four investors. The fair value of these shares at the date of the settlement was $481,140 or $0.33 per share, which was equal to the market price of our common stock on the date of the settlement.

Item 6.   Management's Discussion and Analysis of Plan of Operations

PLAN OF OPERATIONS

Pending adequate financing, we plan on spending total estimated expenses of $500,000 for the next 12 months, which will include: (a) $380,000 pertaining directly to our own operations and (b) $120,000 pertaining to funding Designer Diagnostics’ operations.

EXPENSES PERTAINING TO OUR OPERATIONS

Type Expenditure	Total Expenditure	Monthly Expenditure

Salaries*	$175,000	$14,583

Travel related expenses for our Chief Executive Officer
pertaining diligence to research and due	$40,000	$3,333

Professional Fees -Legal and Accounting	$165,000	$13,750
Total	$380,000	$31,666

* Salaries include the following: (a) Chief Executive Officer - $130,000; and (b) Administrative Assistant - $45,000

FUNDING OF DESIGNER DIAGNOSTICS, INC.

Type Expenditure	Total Expenditure	Monthly Expenditure

Operating Expenses
(Rent, supplies, utilities)	$50,000	$4,167
Salaries (President)	$70,000	$5,833
Total:	$120,000	$10,000

OUR PLAN OF OPERATIONS TO DATE:

To date, we have accomplished the following in our Plan of Operations:

•	In February 2006 we completed the funding of ReceptoPharm;
•	In January 2006 we established Designer Diagnostics to sell NonTuberculois Mycobacterium test kits;
•	To date, we invested a total of $175,000 of a $250,000 committed investment in XenaCare for the investment in 15 Site of Care physician’s offices with XenaCare, LLC, a healthcare management company;
•
On January 24, 2006, we obtained NanoLogix’s intellectual property pertaining to the manufacture of test kits for the rapid isolation, detection and antibiotic sensitivity testing of certain microbacteria, which includes reassignment to us of 11 key patents protecting the diagnostics test kit technology and NanoLogix licensing to us the remaining 18 patents that protect the diagnostics test kit technology;

•
Designer Diagnostics held a Continuing Medical Education Seminar at the Mahatma Gandhi Institute in India on March 24, 2006 during the World Stop TB Day. At that meeting, Designer Diagnostics officially began marketing their test kits for the rapid isolation, detection and antibiotic-sensitivity testing of microbacteria. In March 2006, we made our first sales of Designer Diagnostics’ test kits;

•
In approximately October 2005, we completed pre-clinical studies with various companies that ReceptoPharm has agreements with pertaining to ReceptoPharm’s Multiple Sclerosis (MS) and HIV drugs, which consisted of (a) and (b) below:

(a) MS Drug under Development (RPI-78M) - ReceptoPharm conducted microarray and histoculture studies and related analysis of the cells of Multiple Sclerosis patients to ascertain how RPI-78M affected the cells of these patients. Microarray analysis is the study of the gene expression of cells. Histoculture is the study of the entire cellular environment. We measured the effect of RPI-78M on gene expression using cDNA microarray technology to identify any potentially unique changes in gene expression that may be caused by RPI-78M. After statistical evaluation of the data, the researchers found more than sixty genes with significant changes in expression as compared to the control. In analyzing the affected genes, at least thirty of them may have a specific role in the progression of the disease and symptoms of MS; and

(b) HIV Drug under Development (RPI-MN) - Viral isolates are common mutations of HIV. ReceptoPharm, through an agreement with the University of California, San Diego, conducted research to study the effect of ReceptoPharm’s drug under development on different viral isolates to determine the drug’s efficacy in mutated forms of the HIV virus. The ability of the HIV virus to establish resistance to therapeutic drugs through genetic mutation is a major concern in the treatment of HIV/AIDS. HIV does not always make perfect copies of itself. With billions of viruses being made every day, lots of small, random differences can occur. The differences are called mutations and these mutations can prevent drugs from working effectively. When a drug no longer works against HIV, this is called drug resistance and the virus with the mutation is considered to be ‘resistant’ to the drug. With the increasing number of drug-resistant patients, it is of great importance in the development of new HIV/AIDS therapeutics that they will be effective against HIV of known resistance characteristics. The inhibition of multi-resistant HIV-1 strains by RPI-MN preparations was investigated at the La Jolla Institute of Molecular Medicine. The results from these trials indicate that the drug is effective against drug-resistant strains of HIV.

OUR TWELVE-MONTH PLAN OF OPERATIONS PENDING ADEQUATE FINANCING

We intend to accomplish the following regarding our Plan of Operations over the next twelve months.

Designer Diagnostics, Inc.

Designer Diagnostics’ NTM Test Kits are now being marketed and will continue to be marketed to a global audience, including:

•	Hospitals;
•	Pharmaceutical companies;
•	Biotechnology companies;
•	Medical device distributors; and
•	Governmental organizations.

Over the next twelve months, Designer Diagnostics will attempt to distribute the Test Kits to provide a revenue stream that we will use to fund drug research and clinical studies in the area of MS and HIV.

Third-party researchers are currently validating Designer Diagnostics’ TB Test Kit and we expect the research to be complete by the end of our second quarter of 2006. Designer Diagnostics has an agreement with Svizera Pharmaceuticals in India for the distribution of these Test Kits. This distribution agreement is contingent upon a thirty-day test of the TB Test Kits and required validation. Svizera is the exclusive supplier of current TB diagnostic kits to the World Health Organization. During 2005, Svizera supplied over 15 million of those kits to the World Health Organization.

Designer Diagnostics’ President will attempt to develop a distribution network and actively market the test kits to supply administrators of hospitals, pharmaceutical and biotechnology companies, medical device distributors, and governmental organizations. Additionally, Designer Diagnostics will attempt to acquire other medical diagnostic products to market primarily to distributors, but also to pharmaceutical and biotechnology companies and government organizations.

Our President

Our President’s responsibilities will primarily focus on seeking license agreements to develop revenue streams in the area of drug discovery, drug development, and new medical device technologies.

ReceptoPharm

Clinical Studies

ReceptoPharm plans to conduct the clinical studies described in (a) and (b) below:

(a) Adrenomyeloneuropathy (AMN)
Adrenomyeloneuropathy (AMN) is a genetic disorder that affects the central nervous system. The disease causes neurological disability that is slowly progressive over several decades. Throughout our twelve month Plan of Operations and for 3 months thereafter, ReceptoPharm plans to conduct clinical studies of its Adrenomyeloneuropathy (AMN) drug, which is currently under development. ReceptoPharm has an agreement with the Charles Dent Metabolic Unit located in London, England to conduct a clinical study that provides for:

•	Recruitment of 20 patients with AMN;
•	Administering ReceptoPharm's AMN drug under development; and
•	Monitoring patients throughout a 15-month protocol.

The clinical study is classified as a Phase III study and is the final step required for regulatory approval of the drug.

(b) HIV and MS
ReceptoPharm also plans to conduct clinical studies of its HIV and MS drugs under development. These "Phase II" studies will either prove or disprove the preliminary efficacy of ReceptoPharms's HIV/MS drugs under development. ReceptoPharm is in the process of attempting to secure agreements with third parties to conduct such clinical studies.

Liquidity and Capital Resources

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2005 since we have experienced recurring net losses and at December 31, 2005, a working capital deficiency. Further, as stated in Note 1 to our consolidated financial statements included herein, we have experienced recurring net losses, and at December 31, 2005 we have a working capital deficiency that raises substantial doubt about our ability to continue as a going concern.

We have estimated expenses of $500,000 pertaining to our twelve month Plan of Operations or $41,666 of monthly expenditures. Based upon our current cash position at December 31, 2005 as well as our current outstanding obligations, we have insufficient funds to conduct our operations for more than one month.

We will attempt to satisfy our estimated cash requirements of $500,000 for our twelve month Plan of Operations through the sale of Designer Diagnostics’ test kits. If sales do not achieve adequate levels to provide for our operations, we may raise additional capital through divestiture of assets, a private placement of our equity securities or, if necessary, possibly through shareholder loans or traditional bank financing or a debt offering; however, because we are a development stage company with a limited operating history and a poor financial condition, we may be unsuccessful in obtaining shareholder loans, conducting a private placement of equity or debt securities, or in obtaining bank financing. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail our research and development activities, which will negatively impact development of our possible products. We have no alternative Plan of Operations. In the event that we do not obtain adequate financing to complete our Plan of Operations or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:

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

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 8A.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of December 31, 2005, the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out by our sole executive officer Rik Deitsch, who is our Chief Executive Officer and Principal Financial Officer, and a member of our board of directors. Based upon his evaluation, Mr. Deitsch concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. However, Mr. Deitsch did recommend to the Board of Directors that the Company should seek to hire an experienced Chief Financial Officer, which would improve the review process of our controls and procedures.

Changes in internal controls over financial reporting

There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our Chief Executive Officer and Principal Financial Officer during our fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.    Other Information

None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

Our Board of Directors elects our executive officers annually. Directors are elected to hold office until the next annual meeting. A majority vote of the directors who are in office is required to fill vacancies of our Board of Directors not caused by removal. Each director, including a Director elected to fill a vacancy, will hold office until the expiration of the term for which the Director was elected and until a successor has been elected. Our directors and executive officers are as follows:

Listed below are our executive officers and directors as of December 31, 2005

Name	Age	Position with the Company	Director Since

Rik J. Deitsch	38	Chairman, President,	2002
		Chief Executive Officer,
		and Chief Financial Officer

Michael Doherty		Former Executive Chairman (1)	June 2005-April 2006

Stanley J Cherelstein	47	Director (2)	2004

Stewart Lonky, M.D.	59	Director (3)	2004

Tanvir Khandaker, M.D.	36	Director	2005

(1)  Michael Doherty was Executive Chairman of the Board from June 1, 2005 until his resignation on April 1, 2006.

(2)  Stanley Cherelstein is the Chairman of our Audit Committee and Compensation Committee. Additionally, he is our Audit Committee Financial Expert.

(3)   Dr. Lonky is a member of our Audit Committee and Compensation Committee.

Michael Doherty. On June 1, 2005, we apppointed Michael Doherty as our executive Chairman until he resigned on April 1, 2006. From December 1997 until May 2003, Michael Doherty was a Director, and since May 2003, Chairman of the Board of Tressel Holdings, a Securities and Exchange Commission reporting company. Since November 1999, Michael Doherty has been President of Doherty & Company, a firm specializing in venture capital and private equity funding for development stage companies. From February 1999 to October 1999, Mr. Doherty served as Senior Managing Director of Spencer Trask Securities Incorporated. Mr. Doherty served as Managing Director and Director of Private Equity at Cruttenden Roth.

Rik J. Deitsch has been our President, Chief Executive Officer, Chief Financial Officer, and a Director since November 7, 2002 and our Chairman of the Board from December 15, 2003 until June 1, 2005 and from April 1, 2006 to present. From February 1998 through November 2002, Mr. Deitsch served as the President of NDA Consulting Inc., a biotechnology research group that provided consulting services to the pharmaceutical industry. NDA Consulting specializes in the research of peptides derived from Cone Snail venom and Cobra venom. In October 1999, Mr. Deitsch founded Wellness Industries, a private corporation that provides formulations, research and education in the dietary supplement industry. Research conducted by Rik J Deitsch provided some of the beginning fundamentals for the development of drugs being studied for the treatment of cancer and intractable pain. Mr. Deitsch has several papers and posters on rational drug design using computer simulations. Mr. Deitsch received a B.S. in Chemistry and an M.S. in Biochemistry from Florida Atlantic University in June 1997 and December 1999, respectively. Throughout 1999 and 2000, he conducted research for the Duke University Medical School Comprehensive Cancer Center. Mr. Deitsch is an adjunct professor and teaches several courses for Florida Atlantic University's College of Business and Continuing Education Department. Mr. Deitsch also teaches physician CME courses internationally, lecturing on lifestyle choices in the prevention and treatment of chronic disease states. He is also the co-author of Are You Age-Wise, a book that reviews current research in healthy aging as it relates to lifestyle choices and supplementation. Mr. Deitsch has been the Chairman of Waiora's Scientific Advisory Board since April 2004. Waiora develops and markets natural, science-based dietary supplements and personal care products that provide healthy aging solutions.

Stanley J. Cherelstein has been our Director since September 28, 2004. Since December 2003, Mr. Cherelstein has been the Chief Executive Officer and President of Waiora, Inc., which develops and distributes Healthy Aging products. From August 2002 to July 2003, Mr. Cherelstein was the President and Chief Operating Officer of Unicity, Inc., a $300 million nutritional supplement company with offices in thirteen countries in North America, Asia and Europe. From July 2001 to August 2002, Mr. Cherelstein was the Chief Operating Officer of Unicity where he was responsible for global operations including supply chain, distribution, information technology, customer service, human resources and finance. From July 1999 to July 2001, Mr. Cherelstein served as the Senior Vice President of Finance and Operations at Rexall Showcase International (RSI), a division of Rexall Sundown. RSI was a $180 million nutritional supplement company that operated in the USA, Japan, Korea, Taiwan and Hong Kong. From July 1997 to July 1999, Mr. Cherelstein served as Vice President of Finance at RSI. Mr. Cherelstein began his career in public accounting at the firm of Cooper's and Lybrand where he worked for a total of five years from 1983 to 1988, including three years in auditing and two years in management consulting. In April 1983, Mr. Cherelstein received a B.S. Degree in Business and Accounting from the University of Pittsburgh.

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

Section 16(a) Compliance of Officers and Directors

Based upon our review of Forms 3, 4, and 5 furnished to us during the last fiscal year, all of our officers, directors and persons holding more than ten percent of our equity securities have filed the reports required of them to be filed pursuant to Section 16(a) of the Exchange Act, with the exception of: (a) our former Director, Michael Flax, who failed to file a Form 5 and Schedule 13D; and (b) our former Executive Chairman of the Board, Michael Doherty, who failed to file a Form 3 in June 2005 or thereafter in connection with our June 1, 2005 grant to Doherty and Company of 13,600,000 options to purchase our common stock.

Audit Committee/Compensation Committee

On November 5, 2004, our Board of Directors established an audit committee and a compensation committee. Mr. Cherelstein and Dr. Lonky serve on both committees and Mr. Cherelstein is the Chairman of both committees. Mr. Cherelstein is also the audit committee financial expert.

Code of Ethics

We have a code of ethics that applies to all of our employees including its principal executive officer, principal financial officer and principal accounting officer. A copy of this code is filed as an exhibit to this annual report on Form 10-KSB and is also available on our website at www.nutrapharma.com. We will provide any person without charge, a copy of our code of ethics upon the receipt of a written request sent to our headquarters at 3473 High Ridge Road, Boynton Beach, Florida, 33426. We intend to disclose any changes in or waivers from its code of ethics by posting such information on our website or by filing a Form 8-K.

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

SUMMARY COMPENSATION TABLE

				Long Term Compensation
					Securities
	Annual Compensation			Restricted	Underlying
	Fiscal	Salary	Bonus	Stock Awards	Options
Name and Principal Position	Year	($)	($)	($)	(#)

Michael Doherty
Executive Chairman of the
Board	2005				13,600,000*

Rik J. Deitsch	2005	$120,000	--	--	--
President, Chief Executive	2004	$132,500	--	$200,000	--
Officer and Chief Financial	2003	$29,500	--	$275,000	--
Officer

*Michael Doherty was our Executive Chairman of the Board from June 1, 2005 to April 1, 2006, at which time he resigned as our Executive Chairman. On June 1, 2005, we and Michael Doherty entered into agreements whereby Doherty was appointed as our Executive Chairman of the Board and we granted Doherty & Company thirteen million six hundred thousand (13,600,000) options to purchase our common stock and Doherty was appointed as our Financing Agent. Michael Doherty is the sole owner of Doherty and Company. On April 1, 2006, we, Doherty and Company, and Michael Doherty completed a Termination Agreement whereby the employment and/or contractual relationship established by the Doherty Agreements was terminated and ceased as of the execution of the Termination Agreement and the 13,600,000 options were cancelled; however, in consideration of entering into the Termination Agreement, we granted Doherty and Company options to purchase two million (2,000,000) shares of our common stock.

Stock Option Grants in Last Fiscal Year

The following tables show certain information with respect to incentive and non-qualified stock options granted in 2005 to named executives under and the aggregate value at December 31, 2005 of such options. In general, the per share exercise price of all options is equal to the fair market value of a share of Common Stock on the date of grant.

OPTION GRANTS IN 2005 INDIVIDUAL GRANTS OF OPTIONS

PERCENT
	NUMBER OF	OF TOTAL			MARKET
	SHARES OF	OPTIONS			PRICE
	COMMON STOCK	GRANTED TO	EXERCISE		ON
	UNDERLYING	EMPLOYEES	PRICE	EXPIRATION	DATE OF
NAME	OPTIONS	IN 2005	($/SH)	DATE	GRANT

Michael Doherty	13,600,000	100%	$0.27	June 1, 2010(1)	$0.36

AGGREGATED 2005 YEAR END OPTIONS VALUES
FOR OPTIONS GRANTED PRIOR TO AND DURING 2005

Number of Shares of
Common
	Stock Underlying	Value of Unexercised
	Unexercised	In-The-Money Options At
	Options At 12-31-2005	12-31-2005 (1)
	Exercisable/	Exercisable/
Name	Unexercisable	Unexercisable

Michael Doherty	0 / 13,600,000	$0 /$2,720,000

(1) On June 1, 2005, Doherty and Company received a five year option to purchase Thirteen Million Six Hundred Thousand (13,600,000) shares of our common stock at an exercise price equal to $0.27 per share, vesting over a two year period, with 50% exercisable on May 31, 2006 and the balance exercisable in twelve equal monthly installments thereafter, in exchange for providing Mr. Doherty’s services. Mr. Doherty is the sole owner of Doherty and Company. The options never vested nor were they ever exercised. As detailed above, although we previously granted Doherty and Company 13,600,000 options, they were cancelled on April 1, 2006 in connection with our Termination Agreement with Michael Doherty and Doherty and Company; however, in connection with the Termination Agreement, we granted Doherty and Company options to purchase two million (2,000,000) shares of our common stock exercisable for a period of five years after the April 1, 2006 grant and at an exercise price of $0.27 per share.

Board Compensation

Director Tanvir Khandaker

Tanvir Khandaker has been our director since January 24, 2005.  On January 26, 2005, we issued 500,000 shares of our restricted common stock to Tanvir Khandaker for his services as our director. The restricted shares were valued at $0.40 per share or an aggregate of $200,000. On February 14, 2005, we entered into a Consulting Agreement with Dr. Tanvir Khandaker, to work full time as a consultant in the areas of business development, mergers and acquisitions, partnering and licensing during our Fiscal Year 2005. The agreement provides that in return for Dr. Khandaker's services, we provide a monthly retainer of $10,000 to him; however, those services were rendered only for a period of three months from March 2005 to May 2005.  We paid Dr. Khandaker a total of $30,000 in 2005, but have not paid him since June 2005. We intend to cancel our agreement with Dr. Khandaker.

There are no standard arrangements pursuant to which directors are compensated for services provided to us.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of April 18, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 71,797,182 shares issued and outstanding as of April 18, 2006.

Security Ownership of Beneficial Owners

	Shares of	Percent of
	Common Stock	Common Stock
Name and Address of Beneficial Owner	Beneficially Owned	Outstanding

Opus International*	11,692,556	16.3%
19 Hillsyde Court
Cockeysville, Maryland 21030
Total	11,692,556	16.3%

*On April 13, 2005, Opus International filed an amendment to Schedule 13D reporting that its 11,692,556 shares were purportedly pledged as collateral for a $2.5 million loan from Clarisco Stiftung. Opus International is a limited liability company organized under Maryland law. Opus International appears to have been controlled at various times by our former Chairman of the Board, Zirk Engelbrecht, and his then wife, Marcy Engelbrecht. We have attempted to ascertain from Opus International other information we consider material to Opus International's reporting obligations; however, Opus International has failed to respond to our request for information. We have, however, been advised that the purported collateral, i.e. the stock certificate, provided by Opus International to Clarisco Stiftung, may not be perfected or be in negotiable form. We will continue in our efforts to determine the status of this matter.

Security Ownership of Management

	Shares of	Percent of
Name and Address of	Common Stock	Common Stock
Director or Executive Officer	Beneficially Owned	Outstanding

Rik J. Deitsch	1,500,000	2.1%
Chief Executive Officer/President
1829 Corporate Drive
Boynton Beach, Florida 33426

Stanley J Cherelstein	500,000	0.7%
Director
1829 Corporate Drive
Boynton Beach, Florida 33426

Dr. Stewart Lonky	500,000	0.7%
Director
1158 Chautaqua Boulevard
Pacific Palisades, California 90272

Dr. Tanvir Khandaker	500,000	0.7%
Director
181 Ogden Avenue
Jersey City, New Jersey 07307

Mr. Michael Doherty	--	--
Former Executive Chairman of the
Board of Directors (2)

All executive officers and directors
as a group (4) persons	3,000,000	4.2%

(2) Michael Doherty served as our Executive Chairman of the Board during our Fiscal Year 2005, from June 1, 2005 until his resignation on April 1, 2006. As of December 31, 2005, Doherty & Company, which is solely owed by Michael Doherty, held 13,600,000 options to purchase 13,600,000 shares of our common stock, none of which ever vested. On April 1, 2006, in accordance with the terms of a Termination Agreement, the 13,600,000 options were cancelled; however, Doherty and Company then received 2,000,000 options as consideration for entering into the Termination Agreement.

Item 12.    Certain Relationships and Related Transactions

Loan Transaction Between Our Chief Executive Officer/President and Us

Our Chief Executive Officer/President, Rik Deitsch, has lent us funds for our operations. As of December 31, 2005, the total amount owed to Mr. Deitsch was $90,000. As of April 18, 2006, the total amount owed to Mr. Deitsch was $323,375. The funds lent by Mr. Deitsch to us are in the form of a non-interest bearing demand loan.

Lease Agreement Between Waiora and Us

As more fully detailed on page 13, our March 2004 verbal lease agreement between Stan Cherelstein, on behalf of Waiora, Inc. as its President, and Rik Deitsch, as our President and on our behalf, provides for our use of 800 square feet of Waiora’s lease of office space at 3473 High Ridge Road, Boynton Beach, Florida. We make no cash payment for the use of this space; instead, we are permitted to use such space in return for our President serving as Waiora’s Chairman of its Scientific Advisory Board. The verbal lease agreement provides, among other things, that Stan Cherelstein serves as one of our Directors and as Chairman of our Audit and Compensation Committees.

Director Tanvir Khandaker

Tanvir Khandaker has been our director since January 24, 2005.  On January 26, 2005, we issued 500,000 shares of our restricted common stock to Tanvir Khandaker for his services as our director. The restricted shares were valued at $0.40 per share or an aggregate of $200,000. On February 14, 2005, we entered into a Consulting Agreement with Dr. Tanvir Khandaker, to work full time as a consultant in the areas of business development, mergers and acquisitions, partnering and licensing during our Fiscal Year 2005. The agreement provides that in return for Dr. Khandaker's services, we provide a monthly retainer of $10,000 to him; however, those services were rendered only for a period of three months from March 2005 to May 2005.  We paid Dr. Khandaker a total of $30,000 in 2005, but we have not paid him since June 2005. We intend to cancel our agreement with Dr. Khandaker.

Former Executive Chairman of the Board, Michael Doherty

On June 1, 2005, we and Michael Doherty entered into agreements whereby Doherty was appointed as our Executive Chairman of the Board and we granted Doherty & Company thirteen million six hundred thousand (13,600,000) options to purchase our common stock and Doherty was appointed as our Financing Agent. Doherty and Company has never raised any financing on our behalf.

On April 1, 2006, Doherty and Company, Michael Doherty, and us completed a Termination Agreement whereby the employment and/or contractual relationship established by the Doherty Agreements was terminated and ceased as of the execution of the Termination Agreement and the 13,600,000 options were cancelled; however, in consideration of entering into the Termination Agreement, we granted Doherty and Company options to purchase two million (2,000,000) shares of our common stock. The 2,000,000 options expire five years from the grant on April 1, 2006 and are fully exercisable upon the grant at $0.27 per share.

Item 13. Exhibits

(a)   The following Financial Statements are filed as part of this report under Item 7.

Report of Independent Auditor
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statement of Changes in Stockholders' Equity (Capital Deficit)
Notes to Consolidated Financial Statements

(b)   The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number/Description

3.1	Certificate of Incorporation dated February 1, 2000. (i)
3.2	Certificate of Amendment to Articles of Incorporation dated July 5, 2000. (i)
3.3	Certificate of Amendment to Articles of Incorporation dated October 31, 2001.
3.4	Bylaws of the Company. (i)
4.1	Form of Stock Certificate (i)
5.1	Opinion of Kenneth Eade, Attorney at Law on SB-2 Registration (i)
5.2	Opinion of Kenneth Eade, Attorney at Law on issuance of stock under plan and consent dated December 4, 2003 (vi)
6	Specimen of Stock Certificate (i)
10.1	Acquisition Agreement between Cyber Vitamin.com and Desert Corporate Services dated November 26, 2001 (ii)
10.2	Share Exchange Agreement between Nutra Pharma Corp. and Nutra Pharma, Inc. dated November 26, 2001 (ii)
10.3	Joint Venture Agreement between Nutra Pharma Corp. and Terra Bio Pharma dated January 29, 2002 (iii)
10.4	Definitive Agreement for Exchange of Common Stock dated August 20, 2002 by and among Nutra Pharma Corp. and Bio Therapeutics, Inc. (iii)
10.5	Closing Agreement for the Exchange of Common Stock dated August 20, 2002 by and between Nutra Pharma Corp. and Bio Therapeutics, Inc. (iv)
10.6	Amendment to Closing Agreement for the Exchange of Common Stock dated September 27, 2002 (v)
10.7	Acquisition Agreement dated September 19, 2003 between Nutra Pharma Corp. and Infectech, Inc. (vi)
10.8	Acquisition Agreement between Nutra Pharma Corp. and ReceptoPharm, Inc. dated February 20, 2004 (vii)
10.9	Settlement Agreement dated September 28, 2004 between Opus International, LLC (xi)
10.10	Agreement with XenaCare (xi)
10.11	Agreement with Eno Research and Development, Inc. (xi)
10.12	Agreement with Investor-Gate.com (xi)
10.13	Agreement with Tanvir Khandaker
14.1	Code of Ethics of the Company (x)
20.1	Rescission, Settlement and Release Agreement between George Minto and Zirk Engelbrecht (viii)
20.2	Offer to Purchase for Cash up to 2,000,000 shares of Nutra Pharma Corp. for $.80 cash per share (viii)
20.3	License Agreement dated October 3, 2003 between Biotherapeutics, Inc. and Nutra Pharma Corp. (ix)
20.4	Addendum to license Agreement dated October 3, 2003 between Biotherapeutics, Inc. and Nutra Pharma Corp. (ix)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------------------
(i)	Incorporated by reference to the Company's Registration Statement on Form SB-2/A (Registration No. 33-44398) filed on April 6, 2001 (the"Registration Statement").
(ii)	Incorporated by reference to the Company's Current Report on Form 8K, filed December 26, 2001
(iii)	Incorporated by reference to the Company's Current Report on Form 8K, filed February 28, 2002
(iv)	Incorporated by reference to the Company's Current Report on Form 8K, filed September 9, 2002
(v)	Incorporated by reference to the Company's Current Report on Form 8K, filed October 31, 2002
(vi)	Incorporated by reference to the Company's Current Report on Form 8K, filed October 20, 2003
(vii)	Incorporated by reference to the Company's Current Report on Form 8K, filed March 8, 2004
(viii)	Incorporatedby reference to the Company's Current Report on Form 8K, filed November 5, 2002
(ix)	Incorporated by reference to the Company's Report on Form 10-KSB, filed April 20, 2004
(x)	Incorporated by reference to the Company's Report on Form 10-KSB/A, filed May 7, 2004
(xi)	Incorporated by reference to the Company's Report on Form 10-QSB, filed December 21, 2004

Item 14.   Principal Accountant Fees and Services

AUDIT FEES

On February 24, 2005, we engaged the firm of Stark Winter Schenkein & Co., as our new principal independent accountant to audit our financial statements. We paid Stark Winter Schenkein & Co. audit fees as follows:

2004	2005

$30,500	$35,000

TAX FEES

No such fees were paid to Stark Winter Schenkein & Co. in 2004 or 2005.

ALL OTHER FEES

No such fees were paid to Stark Winter Schenkein & Co. in 2004 or 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRA PHARMA CORP.

/s/Rik J. Deitsch
Rik J. Deitsch, Chairman, President, Chief Executive Officer and Chief
Financial Officer

Dated: April 26, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch	Chairman of the Board, President,	April 26, 2006
Rik J. Deitsch	Chief Executive Officer and
Chief Financial Officer

/s/Stanley Cherelstein	Director	April 26, 2006
Stanley Cherelstein

/s/Stewart Lonky	Director	April 26, 2006
Stewart Lonky

/s/Tanvir Khandaker	Director	April 26, 2006
Tanvir Khandaker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Nutra Pharma Corp.

We have audited the accompanying consolidated balance sheet of Nutra Pharma Corp. (a Development Stage Company) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004, and the period from inception (February 1, 2000) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the period from inception (February 1, 2000) to December 31, 2003, were audited by other auditors whose report dated April 3, 2004, express an unqualified opinion and included a going concern paragraph on those financial statements. The financial statements for the period from inception (February 1, 2000) to December 31, 2003, reflect a net loss of $4,373,948 that is included in the related total for the period from inception (February 1, 2000) to December 31, 2005. The other auditors report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nutra Pharma Corp. (a Development Stage Company) as of December 31, 2005, and results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses from operations and has a working capital deficit and no revenue generating operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP

/s/Stark Winter Schenkein & Co., LLP

Denver, Colorado
April 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nutra Pharma Corp.

We have audited the accompanying consolidated statements of operations and cash flows of Nutra Pharma Corp. and its subsidiaries (the "Company"), a development stage company, for each of the periods from inception (February 1, 2000) through December 31, 2003, included in the December 31, 2005 cumulative amounts and not presented separately herein, and the consolidated statements of stockholders' equity for each of the periods from February 1, 2000 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations and cash flows, for each of the periods from February 1, 2000 through December 31, 2003, not presented separately herein, and the statement of stockholders' equity for each of the periods from February 1, 2000 through December 31, 2003 present fairly, in all material respects, the results of operations and cash flows of Nutra Pharma Corp. and subsidiaries, for each of the periods from February 1, 2000 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring net losses through December 31, 2003 that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from outcome of this uncertainty.

/s/Eisner LLP
Eisner LLP

New York, New York
April 3, 2004

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2005

ASSETS
Current assets:
Cash	$69,027
Total current assets	69,027

Property and equipment, net	51,240
Other assets	14,674

TOTAL ASSETS	$134,941

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$159,470
Accrued expenses	396,281
Due to officers	238,321
Total current liabilities	794,072

Stockholders' (deficit):
Common stock, $0.001 par value, 2.0 billion shares
authorized; 69,297,182 shares issued and outstanding	69,297
Additional paid-in capital	16,784,537
(Deficit) accumulated during the development stage	(17,512,965)
Total stockholders' (deficit)	(659,131)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$134,941

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations

			For the
			Period From
			February 1,
			2000
			(Inception)
			Through
	Years Ended December 31,		December 31,
	2004	2005	2005
Revenue	$-	$-	$-
Costs and expenses:
General and administrative	989,317	1,567,941	4,990,501
Research and development	1,104,968	224,349	1,329,317
General and administrative - stock based compensation	2,865,996	2,855,190	5,721,186
Write-off of advances to potential acquiree	-	-	629,000
Finance costs	-	-	786,000
Interest expense	4,706	269,684	274,390
Amortization of license agreement	-	-	155,210
Amortization of intangibles	549,599	-	656,732
Losses on settlements	955,069	-	1,261,284
Write-down of investment in subsidiary	620,805	-	620,805
Equity in loss of unconsolidated subsidiary	853,540	-	853,540
Write-off of investment in Portage BioMed	-	60,000	60,000
Write-off of investment in Xenacare	-	175,000	175,000
Total costs and expenses	7,944,000	5,152,164	17,512,965
Net loss before provision (benefit) for income taxes	(7,944,000)	(5,152,164)	(17,512,965)
Provision (benefit) for income taxes	42,853	-	-
Net loss	$(7,986,853)	$(5,152,164)	$(17,512,965)
Per share information - basic and diluted
Loss per common share	$(0.16)	$(0.08)

Weighted average common shares outstanding	50,927,076	64,404,699

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' (Deficit)
Period From Inception (February 1, 2000) to December 31, 2005

				Deficit
				Accumulated
			Additional	During the
	Common	Stock	Paid-in	Development
	Shares	Par Value	Capital	Stage	Total
Common stock issued to founders	39,000,000	$39,000	$(37,050)	$-	$1,950
Net loss	-	-	-	(1,950)	(1,950)
Balance - December 31, 2000	39,000,000	39,000	(37,050)	(1,950)

Proceeds from sale of common stock - $.025 per share	1,000,000	1,000	24,000	-	25,000
Common stock issued in connection with acquisition - $.025 per share	4,500,000	4,500	108,000	-	112,500
Net loss	-	-	-	(67,504)	(67,504)
Balance - December 31, 2001	44,500,000	44,500	94,950	(69,454)	69,996

Issuance of common stock in exchange for services - $.30 to $1.50 per share	656,000	656	670,874	-	671,530
Return of common stock by principal stockholder	(10,394,000)	(10,394)	10,394	-
Rescission of common stock issued in acquisition - $.025 per share	-	-	(112,500)	-	(112,500)
Cancellation of common stock issued in connection with
rescission of acquisition	(2,037,500)	(2,038)	2,038	-	-
Net loss	-	-	-	(1,491,038)	(1,491,038)
Balance - December 31, 2002	32,724,500	32,724	665,756	(1,560,492)	(862,012)

Issuance of common stock in exchange for services - $.38 to $.76 per share	2,196,828	2,197	1,358,070	-	1,360,267
Cancellation of common stock issued in connection with
rescission of acquisition	(2,055,000)	(2,055)	2,055	-	-
Value of common stock issued by stockholder to third party
in connection with settlement - $.51 per share	-	-	229,500	-	229,500
Conversion of stockholder loan into common stock - $.08 per share	10,300,000	10,300	1,637,712	-	1,648,012
Value of common stock issued by stockholder to employee
for services rendered - $.15 per share	-	-	75,000	-	75,000
Issuance of common stock in connection with acquisition - $.85 per share	4,502,549	4,503	3,822,664		3,827,167
Common stock deemed irretrievable in connection with
rescission of acquisition - $.11 per share	-	-	23,375	-	23,375
Net loss	-	-	-	(2,813,456)	(2,813,456)
Balance - December 31, 2003	47,668,877	47,669	7,814,132	(4,373,948)	3,487,853

Cancellation of common stock issued in connection with
rescission of acquisition	(199,000)	(199)	199	-	-
Cancellation of common stock issued in connection with
settlement with third parties	(120,000)	(120)	120	-	-
Issuance of common stock in connection with acquisition - $.85 per share	775,538	776	658,431	-	659,207
Issuance of common stock in exchange for services - $.24 to $.66 per share	4,054,200	4,054	2,061,942	-	2,065,996
Issuance of common stock for cash - $.17 to $.25 per share	1,285,000	1,285	223,565	-	224,850
Conversion of convertible loans into common stock - $.16 per share	595,067	595	97,405	-	98,000
Common shares subscribed for services - 2,000,000 shares at $.40	-	-	800,000	-	800,000
Common shares subscribed for cash - 4,105,000 shares at $.17	-	-	697,850	-	697,850
Net loss	-	-	-	(7,986,853)	(7,986,853)
Balance - December 31, 2004	54,059,682	54,060	12,353,644	(12,360,801)	46,903

Issuance of shares subscribed for at December 31, 2004	6,105,000	6,105	(6,105)	-	-
Issuance of common stock for cash - $.17 to $.20 per share	5,667,500	5,668	1,104,132	-	1,109,800
Issuance of common stock in exchange for services - $.26 to $.37 per share	2,007,000	2,006	716,499	-	718,505
Issuance of common stock for loan repayment and interest - $.33 per share	1,458,000	1,458	479,682	-	481,140
Issuance of common stock by Receptpharm in exchange for services	-	-	636,685	-	636,685
Value of stock warrants issued to a consultant	-	-	1,500,000	-	1,500,000
Net loss	-	-	-	(5,152,164)	(5,152,164)
Balance - December 31, 2005	69,297,182	$69,297	$16,784,537	$(17,512,965)	$(659,131)

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
			For the Period From
			February 1, 2000
			(Inception)
			Years Ended
			Through
	Years Ended December 31,		December 31,
	2004	2005	2005
Cash flows from operating activities:
Net loss	$(7,986,853)	$(5,152,164)	$(17,512,965)
Adjustments to reconcile net loss to net
cash used in operating activities:
Deferred taxes	42,853	-	-
Amortization of intangibles	549,599	-	656,732
Amortization of license agreement	-	-	155,210
Depreciation	4,867	37,184	42,051
Write-off of advances to potential acquiree	-	-	629,000
Stock-based compensation	2,865,996	2,855,190	7,829,933
Finance costs in connection with conversion of
stockholder loan into common stock	-	-	786,000
Expenses paid by stockholder	355,000	-	474,140
Losses on settlements	955,069	-	1,261,284
Write-down of investment in Infectech, Inc.	620,805	-	620,805
Equity in loss of unconsolidated subsidiary	853,540	-	853,540
Write-down of investment in Portage BioMed	-	60,000	60,000
Write-down of investment in Xenacare	-	175,000	175,000
Non-cash interest expense	-	269,684	269,684
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(20,011)	5,337	(14,674)
Increase (decrease) in accounts payable	126,602	15,362	167,609
Increase (decrease) in accrued expenses	120,219	204,930	400,987
Net cash (used in) operating activities	(1,512,314)	(1,529,477)	(3,145,664)

Cash flows from investing activities:
Cash reduction due to deconsolidation of Infectech	(2,997)	-	(2,997)
Cash acquired in acquisition of Infectech	-	-	3,004
Acquisition of property and equipment	(57,091)	(29,049)	(86,140)
Investments carried at cost	(105,000)	(130,000)	(235,000)
Net cash used in investing activities	(165,088)	(159,049)	(321,133)

Cash flows from financing activities:
Common stock issued for cash	922,700	1,109,800	2,057,500
Proceeds from convertible loans	304,750	-	304,750
Loans from stockholders	812,253	238,321	1,173,574
Net cash provided by financing activities	2,039,703	1,348,121	3,535,824
Net increase in cash	362,301	(340,405)	69,027
Cash - beginning of period	47,131	409,432	-
Cash - end of period	$409,432	$69,027	$69,027

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:
Assumption of obligation under license agreement	$-	$-	$1,750,000
Value of shares issued as consideration in
acquisition of Nutra Pharma, Inc.	$-	$-	$112,500
Payments of license fee obligation by stockholder	$-	$-	$208,550
Conversion of stockholder loan to common stock	$-	$-	$862,012
Loan advances to Bio Therapeutics, Inc.
by stockholder	$-	$-	$629,000
Value of common stock issued as consideration
in acquisition of Infectech, Inc.	$659,207	$-	$4,486,375
Liabilities assumed in acquisition of Nanologix, Inc.	$-	$-	$115,586
Cancellation of common stock	$319	$-	$14,806
Value of common stock issued by stockholder
to third party in connection with settlement	$-	$-	$229,500
Value of common stock issued by stockholder
to employee for services rendered	$-	$-	$75,000
Net deferred taxes recorded in connection
with acquisition	$407,753	$-	$967,586
Notes payable settled with common stock	$98,000	$-	$98,000
Settlement of stockholder loan in exchange
for common stock of subsidiary	$1,384,931	$-	$1,384,931
Settlement of debt with common stock	$-	$206,750	$206,750
Expenses paid by stockholder	$-	$-	$119,140

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005

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

The Company has experienced significant losses from operations aggregating $5,152,164 and $7,986,853 for the years ended December 31, 2005 and 2004, and an accumulated deficit of $17,512,965 for the period from inception to December 31, 2005. In addition, the Company had a working capital and stockholders’ deficits at December 31, 2005, of $725,045 and $659,131 respectively and has no revenue generating operations.

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

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Nutra Pharma and its subsidiary Receptopharm, Inc. (collectively, the "Company"). In addition, the Company consolidated Nanologix, Inc. (formerly known as "Infectech, Inc.") during the period from October 31, 2003, through September 28, 2004 (see Note 3). All intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts payable, accrued expenses and due to officers. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are summarized as follows:

Furniture and equipment	5 to 7 years
Automotive equipment	5 years
Leasehold improvements	3 years

Property and equipment consists of the following:

Automotive equipment	$7,500
Furniture and equipment	32,579
Leasehold improvements	58,670
98,749
Less: accumulated depreciation	(47,509)
$51,240

Depreciation charged to operations aggregated $37,184 and $4,867 during 2005 and 2004 respectively.

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

During the year ended December 31, 2004, the Company recorded an impairment charge related to its investment in Nanologix, Inc. in the amount of $620,805 (see Note 3).

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

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement became effective for the Company on January 1, 2006.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non- monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)’s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation’ as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods’ financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

New pronouncements

SFAS 155 - ‘Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140’

This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

This Statement:

a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
c.
Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
e.
Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements. SFAS 156 - ‘Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140’
This Statement, issued in March 2006, amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

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

In connection with these transactions, the Company recorded a loss on settlement of $53,340 in 2002, representing the write-off of the carrying value of the unamortized license agreement of $1,707,290, the cancellation of the remaining obligation to TBPH of $1,541,450 and the reduction to additional paid-in capital for the value of the common shares issued to NPI's sole stockholder of $112,500. Common shares received subsequent thereto have been cancelled and reflected as a reduction in the par value of common stock and a corresponding increase in additional paid-in capital. In addition, the 450,000 common shares transferred to NPI's sole stockholder by a stockholder of the Company was valued at market value of $229,500 on the date of transfer and has been recorded as a charge to operations in 2003 with a corresponding increase to additional paid-in capital.

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

On September 27, 2002, the parties further amended the Closing Agreement as follows: (i) the number of shares to be issued by the Company in exchange for 100% of the issued and outstanding shares of Bio Therapeutics is now 1,790,889, and (ii) in the event that the Company's common stock was trading below $1.20 on the closing date, the Company would be obligated to issue additional shares of its common stock to the shareholders of Bio Therapeutics in order to ascribe a final value of $1.20 for each share of Bio Therapeutics stock.

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

At December 31, 2005, the Company owned a total of 4,556,174 shares of the issued and outstanding common stock of Nanologix. These shares were returned to Nanologix on January 25, 2006, (see below).

The aggregate market value of the Company’s 4,556,174 shares of Nanologix common stock, based on the trading price of Nanologix common stock as quoted on the pink sheets of $.08 per share at December 31, 2005, was $364,494.

On January 25, 2006, the Company and Nanologix entered into a definitive agreement pursuant to which Nanologix agreed to assign its ownership of 11 patents to the Company which protect Nanologix' infectious disease diagnostic test kit technology. Nanologix also granted the Company a license to utilize 18 additional patents related to the diagnostic test kits. As consideration, the Company agreed to return 100% or 4,556,174 shares of common stock of Nanologix that it owned to Nanologix. In addition, the Company agreed to pay Nanologix a royalty of 6% of gross sales of any products that are developed which utilize any of the 29 licensed patents. The Company also issued Nanologix a five-year option to purchase 1,000,000 of the Company's common stock at an exercise price of $.20.

4. ACQUISITION OF RECEPTOPHARM, INC.

On December 12, 2003, the Company entered into an acquisition agreement (the “Agreement”), whereby it agreed to acquire up to a 49.5% interest in ReceptoPharm, Inc. (“ReceptoPharm”), a privately held biopharmaceutical company based in Ft. Lauderdale, Florida. ReceptoPharm is a development stage company engaged in the research and development of proprietary therapeutic proteins for the treatment of several chronic viral, autoimmune and neuro-degenerative diseases.

The closing of this transaction was subject to the approval of ReceptoPharm’s board of directors, which was obtained on February 20, 2004. Pursuant to the Agreement, the Company is acquiring its interest in ReceptoPharm’s common equity for $2,000,000 in cash which equates to a purchase price of $.45 per share. ReceptoPharm intends to use such funds to further research and development, which could significantly impact future results of operations.

The Company is purchasing its interest in a series of installments. At December 31, 2005, the Company had funded an aggregate of $1,860,000 to ReceptoPharm under the Agreement, which represented a 37% interest in ReceptoPharm.

In February 2006, the Company funded an additional $140,000 to ReceptoPharm thereby completing the $2,000,000 investment. The Company owns 4,444,445 shares or 38% of the issued and outstanding common equity of ReceptoPharm.

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

A summary of financial position and results of operations of Receptopharm is as follows:

	2005	2004
Current assets	$73,116	$71,903
Property and equipment	51,240	59,375
Other assets	8,133	20,011
	$132,489	$151,289

Current liabilities	$561,095	$224,003
Stockholders' deficit	(428,606)	(72,714)
	$132,489	$151,289

Sales	$-	$-
Net loss	$(1,602,577)	$(944,282)

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

On September 28, 2004, the Company entered into a settlement agreement with Opus International, which provided for the following terms:

o    The transfer of 6,000,000 shares of Nanologix common stock owned by the Company to Opus International, in full and fair settlement of the outstanding debt owed to Opus International.

o    Upon the transfer of the Nanologix shares to Opus International, any and all outstanding debt that the Company owed to Opus International was deemed discharged and the Company was released from any and all liability regarding the debt.

o    The Company accepted the resignation of Mitchell Felder and David C. McClelland as directors.

In connection with the settlement, the Company recorded a loss of $955,069, representing the difference between the Company's carrying value per share of the Nanologix common stock and the value of the Nanologix common stock ascribed in the settlement which was $0.23 per share.

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

In May 2005, the loan holders amended their original agreements. The new agreements released the Company from its requirements to register the loan holders’ shares. Each loan holder received approximately ten percent in additional shares as part of the new agreement. In full settlement of the debt, the Company issued an aggregate of 1,458,000 shares of common stock to settle the debt. The fair value of these shares at the date of the settlement was $481,140. The Company recorded interest expense of $261,782 for the value of the shares in excess of the debt settled. (See Note 8.)

7.    DUE TO OFFICERS

During the year ended December 31, 2005, the Company borrowed $90,000 from its President, Rik Deitsch. This demand loan is unsecured and non-interest bearing. In addition, the Company's subsidiary Receptopharm borrowed an aggregate of $148,321 from its officers during the year ended December 31, 2005. These demand loans are unsecured and bear interest at a rate of 4.25%. Interest accrued to date aggregates $494.

Subsequent to December 31, 2005 and through February 24, 2006, the Company borrowed an additional $233,375 from Rik Deitsch increasing the total amount owed under the demand loan to $323,375.

8.    STOCKHOLDERS' DEFICIT

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

On December 23, 2002, the Company rescinded the NPI Agreement dated November 23, 2001, pursuant to a Rescission, Settlement and Release Agreement. NPI's sole stockholder agreed to facilitate the return of 2,092,500 of the 4,500,000 shares of common stock to the Company for cancellation. Subsequently, through December 31, 2004, an additional 2,199,000 shares were returned to the Company by Individual Stockholders that received shares of common stock of the Company directly from NPI's sole stockholder. The remaining 208,500 shares are deemed by the Company to be irretrievable, and accordingly, the Company recorded a charge to operations of $23,375 for these shares in 2003. As part of this Rescission Agreement, NPI's sole stockholder received 450,000 shares of common stock directly from an existing stockholder who was also an Officer and Director of the Company. The Company recorded a charge to operations of $229,500 in 2003 to reflect the value of the settlement for the benefit of the Company.

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

In 2003, the Company issued a total of 4,502,549 shares of common stock in connection with its acquisition of Nanologix, Inc., which was valued at $3,827,167.

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

During the year ended December 31, 2004, the Company issued a total of 775,538 shares of restricted common stock in connection with its acquisition of Nanologix, Inc., which was valued at $0.85 per share for a total of $659,207. This issuance was made in connection with the September 19, 2003, Acquisition Agreement between the Company and Nanologix, Inc.

In June and July 2004, the Company received total proceeds of $98,000 from seven (7) investors. At the expiration of 90 days, each of the seven investors had the option of: (a) being repaid the amount of their investment together with 15% interest; (b) converting their investment into shares of the Company's common stock at the price of $0.20 per share, or (c) converting their investment into shares of common stock of Nanologix, Inc at the price $0.10 per share. Upon the expiration of the 90-day term, each investor opted to convert their investment into Nanologix shares. The Company arranged for a former Nanologix officer/director, Robert Ollar, to deliver his own shares of Nanologix common stock to the seven investors in full satisfaction of the $98,000 that the investors had lent to the Company. These shares did not have a restrictive legend on the certificates. In exchange for Robert Ollar using his 1,590,133 shares of Nanologix, the Company issued him 595,067 shares of its common stock on November 18, 2004.

During 2004 certain third parties returned an aggregate of 120,000 shares of common stock for cancellation.

During the year ended December 31, 2005, the Company sold 790,000 shares of restricted common stock at $.17 per share and received proceeds of $134,300. The Company also issued 4,877,500 shares of restricted common stock at $.20 per share and received proceeds of $975,500.

In May 2005, the Company issued an aggregate of 1,458,000 shares of common stock to settle the debt described in Note 5. The fair value of these shares at the date of the settlement was $481,140. The Company recorded a charge to interest expense of $261,782 for the value of the shares in excess of the debt settled.

In October 2005, the Company entered into a one-year consulting agreement with Xinhua Financial Network whereby Xinhua was retained to introduce the Company to potential strategic and operational partners in The People's Republic of China and elsewhere in Asia. In connection with this agreement, the Company issued a 5 year warrant to purchase 10,000,000 of common stock to Xinhua at a price of $.70. The warrant is callable by the Company at a price of $1.00 in the event that market price for the Company's common stock exceeds $1.00.

The Company recorded stock based compensation expense of $1,500,000 to reflect the fair market value of the warrant on the date of issuance. Fair market value was calculated using the Black-Scholes option pricing model with the following assumptions: expected holding period of 5 years; expected volatility of 125%; risk free interest rate of 4.0%.

During the year ended December 31, 2005, the Company issued a total of 2,007,000 shares of restricted common stock to various consultants in exchange for services rendered. These issuances were made at various times throughout the year. The Company recorded stock-based compensation expense of $718,505 to reflect the fair market value of the common stock issued. Fair market value was based on the closing price of the Company's common stock on the date of each grant, which ranged from $0.26 to $0.37 per share.

During the year ended December 31, 2005, ReceptoPharm issued 1,100,000 shares of its common stock to two of its executive officers for services rendered. The shares were valued at their fair market value of $0.45 per share and the Company recorded a charge to operations of $495,000. ReceptoPharm also issued 314,855 shares of its common stock to two consultants for services rendered. The shares were valued at their fair market value of $0.45 per share and the Company recorded a charge to operations of $141,685.

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

As of December 31, 2005, the Company had issued a total of 2,495,000 shares under the Plan. These shares were issued to various consultants for services rendered to the Company during 2003 and 2004 as described above.

9. STOCK OPTIONS

On June 1, 2005 the Company retained Doherty & Company, LLC (“Doherty & Company”), to provide the services of Michael Doherty as executive Chairman of the Company. Concurrently, the Company also retained Doherty & Company to act as the Company’s agent in connection with prospective private capital-raising activities.

The Company granted a five year option to purchase Thirteen Million Six Hundred Thousand (13,600,000) shares of the Company’s common stock at an exercise price equal to $0.27 per share, vesting over a two year period. The option expires on May 31, 2010. The initial vesting of 6,800,000 options was contingent on the Company, through the efforts of Mr. Doherty and Doherty & Company, raising at least $500,000 of additional equity, debt or equity linked financing prior to October 31, 2005. This contingency was not met. And as of December 31, 2005, none of the 13,600,000 options were vested.

On April 1, 2006, the Company and Mr. Doherty entered into a termination agreement whereby Mr. Doherty agreed to resign his position as Chairman of Board of the Company. Upon the effectiveness of the termination agreement on April 1, 2006, the Company issued a five-year option to Mr. Doherty to purchase 2,000,000 shares of common stock at an exercise price of $.27 per share. The option vested immediately on the date of grant.

10.    INCOME TAXES

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
0%

As of December 31, 2005, the Company has a net operating loss carry forward of approximately $3,400,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2025. The deferred tax asset of approximately $1,150,000 relating to the operating loss carry forward has been fully reserved at December 31, 2005. The increase in the valuation allowance related to the deferred tax asset was approximately $50,000 during 2005. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from Stock based compensation of approximately $7,800,000, non-cash finance charges of approximately $1,100,000, non-cash losses on settlements of approximately $1,000,000, non-cash losses related to Nanologix of approximately $1,700,000, losses of Receptopharm, Inc. of approximately $2,550,000 and the amortization on intangibles of approximately $800,000.

11.    INVESTMENTS

Letter of Intent to Acquire Portage BioMed LLC

On October 28, 2004, the Company entered into a non-binding letter of intent to acquire 100% of the issued and outstanding common stock of Portage BioMed LLC, a biotechnology research company (“Portage BioMed”). The proposed terms reflected in the non-binding letter of intent are: (i) beginning on November 1, 2004, the Company will pay $40,000 per month to Portage BioMed for working capital, until such time that Portage BioMed generates sufficient cash flow to sustain its operations; (ii) the Company will issue an aggregate of 1,000,000 shares of its restricted common stock to Portage BioMed’s four members in exchange for their interest in Portage BioMed; (iii) the Company will also issue an aggregate of 550,000 shares of its restricted common stock to Portage BioMed’s four members for four consecutive quarters commencing six months from the closing date of the transaction and upon the completion of certain agreed upon quarterly milestones; and (iv) Rik J. Deitsch, the Company’s Chief Executive Officer, will be appointed to Portage BioMed’s Board of Directors and one current Portage BioMed Director will be appointed as a Director of the Company. As of December 31, 2005 the Company had made payments totaling $60,000 to Portage BioMed in connection with the non-binding letter of intent.

At December 31, 2005, management determined that it will no longer pursue the completion of a definitive agreement with Portage BioMed and as such, it has written-off its entire investment of $60,000.

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

As of December 31, 2005, the Company had made payments totaling $175,000 to XenaCare in connection with this agreement. At December 31, 2005, management evaluated its investment in XenaCare and determined that the recoverability of the investment was in doubt and as a result, the Company has written-off the entire amount of its investment of $175,000. The Company has also notified XenaCare that it will not invest the additional $75,000 pursuant to the agreement.

12.    CONTINGENCIES

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

13.    SUBSEQUENT EVENT

Through March 2006, the Company sold 2,350,000 shares of restricted common stock at $0.20 per share and received proceeds of $470,000. The Company also issued 150,000 shares of restricted common stock in exchange for services.