Form 10QSB
period 2006-03-31
NUTRA PHARMA CORP
filed 2006-05-22
CIK 1119643

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2006

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________ to ________

                        Commission file number 000-32141

                               NUTRA PHARMA CORP.
                (Name of registrant as specified in its charter)

          CALIFORNIA                                       91-2021600
(State or Other Jurisdiction                             (IRS Employer
      of Organization)                               Identification Number)

           791 PARK OF COMMERCE BLVD, SUITE 300, BOCA RATON, FL 33487
                    (Address of principal executive offices)

                                 (954) 509-0911
                           (Issuer's telephone number)

                  3473 HIGH RIDGE ROAD, BOYNTON BEACH, FL 33426
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of May 19, 2006, there were 71,797,182 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheet as of March 31, 2006                      1

         Consolidated Statements of Operations for the three months ended
           March 31, 2006 and 2005                                            2

         Consolidated Statements of Cash Flows for the three months ended
           March 31, 2006 and 2005                                            3

         Notes to Unaudited Consolidated Financial Statements -
         March 31, 2006                                                       4

Item 2. Management's Discussion and Analysis of Financial Condition
        or Plan of Operations                                                 9

Item 3. Controls and Procedures                                              13

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings                                                    13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          13

Item 3. Defaults Upon Senior Securities                                      14

Item 4. Submission of Matters to a Vote of Security Holders                  14

Item 5. Other Information                                                    14

Item 6. Exhibits                                                             14

SIGNATURES                                                                   15

                          PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Balance Sheet - Unaudited
March 31, 2006

ASSETS
Current assets:
  Cash                                                    $    276,078
                                                          ------------
Total current assets                                           276,078
                                                          ------------

Property and equipment, net                                     51,029
Other assets                                                    28,029
                                                          ------------
TOTAL ASSETS                                              $    355,136
                                                          ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable                                          $    144,126
Accrued expenses                                               445,133
Due to officers                                                427,178
                                                          ------------
Total current liabilities                                    1,016,437
                                                          ------------

Stockholders' (deficit):
Common stock, $0.001 par value, 2.0 billion shares
authorized; 69,447,182 shares issued and outstanding            69,447
Additional paid-in capital                                  17,507,137
(Deficit) accumulated during the development stage         (18,237,885)
                                                          ------------
Total stockholders' (deficit)                                 (661,301)
                                                          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)             $    355,136
                                                          ============

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations - Unaudited

                                                                                            For the
                                                                                          Period From
                                                                                           February 1,
                                                                                              2000
                                                                                          (Inception)
                                                          Three Months Ended March 31,      Through
                                                          ----------------------------      March 31,
                                                              2005            2006            2006
                                                          ------------    ------------    ------------
Revenue                                                   $         --    $         --    $         --
                                                          ------------    ------------    ------------
Costs and expenses:
  General and administrative                                   381,907         351,739       5,342,240
  Research and development                                      49,615         120,431       1,449,748
  General and administrative - stock based compensation        234,000         252,750       5,973,936
  Write-off of advances to potential acquiree                       --              --         629,000
  Finance costs                                                     --              --         786,000
  Interest expense                                               7,902              --         274,390
  Amortization of license agreement                                 --              --         155,210
  Amortization of intangibles                                       --              --         656,732
  Losses on settlements                                             --              --       1,261,284
  Write-down of investment in subsidiary                            --              --         620,805
  Equity in loss of unconsolidated subsidiary                       --              --         853,540
  Write-off of investment in Portage BioMed                         --              --          60,000
  Write-off of investment in Xenacare                               --              --         175,000
                                                          ------------    ------------    ------------
Total costs and expenses                                       673,424         724,920      18,237,885
                                                          ------------    ------------    ------------
Net loss before provision (benefit) for income taxes          (673,424)       (724,920)    (18,237,885)
Provision (benefit) for income taxes                                --              --              --
                                                          ------------    ------------    ------------
Net loss                                                  $   (673,424)   $   (724,920)   $(18,237,885)
                                                          ============    ============    ============
Per share information - basic and diluted:
  Loss per common share                                   $      (0.01)   $      (0.01)
                                                          ============    ============

Weighted average common shares outstanding                  58,724,862      69,430,515
                                                          ============    ============

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows - Unaudited

                                                                                       For the
                                                                                     Period From
                                                                                      February 1,
                                                                                         2000
                                                                                     (Inception)
                                                                                     Years Ended
                                                        Three Months Ended March 31,   Through
                                                       -----------------------------   March 31,
                                                           2005            2006          2006
                                                       -----------    --------------------------
Cash flows from operating activities:
                                                       -----------    -----------    -----------
Net cash (used in) operating activities                $  (442,127)   $  (451,805)   $(3,597,469)
                                                       -----------    -----------    -----------

Cash flows from investing activities:
  Cash reduction due to deconsolidation of Nanologix            --             --         (2,997)
  Cash acquired in acquisition of Nanologix                     --             --          3,004
  Acquisition of property and equipment                     (3,228)            --        (86,140)
  Amounts paid for investments                             (80,000)            --       (235,000)
                                                       -----------    -----------    -----------
Net cash (used in) investing activities                    (83,228)            --       (321,133)
                                                       -----------    -----------    -----------

Cash flows from financing activities:
  Common stock issued for cash                             134,300        470,000      2,527,500
  Proceeds from convertible loans                               --             --        304,750
  Loans from stockholders, net of repayments                    --        188,856      1,362,430
                                                       -----------    -----------    -----------
Net cash provided by financing activities                  134,300        658,856      4,194,680
                                                       -----------    -----------    -----------
Net increase (decrease) in cash                           (391,055)       207,051        276,078
Cash - beginning of period                                 409,432         69,027             --
                                                       -----------    -----------    -----------
Cash - end of period                                   $    18,377    $   276,078    $   276,078
                                                       ===========    ===========    ===========

See the accompanying notes to the financial statements.

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
March 31, 2006

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2005, and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Nutra Pharma and its subsidiaries ReceptoPharm, Inc. and Designer Diagnostics Inc. (collectively, the "Company").

Income (Loss) per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share, is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share, is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

2. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2006, the Company incurred a net loss of $724,920. At March 31, 2006, the Company had negative working capital of $740,359 and an accumulated deficit of $18,237,885. In addition, the Company has no revenue generating operations.

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

On January 25, 2006, the Company and Nanologix entered into a definitive agreement pursuant to which Nanologix agreed to assign its ownership of 11 patents to the Company which protect Nanologix' infectious disease diagnostic test kit technology. Nanologix also granted the Company a license to utilize 18 additional patents related to the diagnostic test kits. As consideration, the Company agreed to return 100% or 4,556,174 shares of common stock of Nanologix that it owned to Nanologix. In addition, the Company agreed to pay Nanologix a royalty of 6% of gross sales of any products that are developed which utilize any of the 29 licensed patents. The Company also issued Nanologix a five-year option to purchase 1,000,000 of the Company's common stock at an exercise price of $.20. This option vested immediately on January 25, 2006, the date of grant. These options were valued at their market value of $210,000 (see Note 7).

4. ACQUISITION OF RECEPTOPHARM, INC.

On December 12, 2003, the Company entered into an acquisition agreement (the "Agreement"), whereby it agreed to acquire up to a 49.5% interest in ReceptoPharm, Inc. ("ReceptoPharm"), a privately held biopharmaceutical company based in Ft. Lauderdale, Florida. ReceptoPharm is a development stage company engaged in the research and development of proprietary therapeutic proteins for the treatment of several chronic viral, autoimmune and neuro-degenerative diseases.

The closing of this transaction was subject to the approval of ReceptoPharm's board of directors, which was obtained on February 20, 2004. Pursuant to the Agreement, the Company is acquiring its interest in ReceptoPharm's common equity for $2,000,000 in cash which equates to a purchase price of $.45 per share. ReceptoPharm intends to use such funds to further research and development, which could significantly impact future results of operations.

At December 31, 2005, the Company had funded an aggregate of $1,860,000 to ReceptoPharm under the Agreement, which equated to a 37% ownership interest in ReceptoPharm. In February 2006, the Company funded an additional $140,000 to ReceptoPharm thereby completing the $2,000,000 investment. At March 31, 2006 the Company owned 4,444,445 shares or 38% of the issued and outstanding common equity of ReceptoPharm. In March 2006, the Company loaned $200,000 to ReceptoPharm for working capital purposes.

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

5. DUE TO OFFICERS

During the quarter ended March 31, 2006, the Company borrowed an additional $233,375 from its President, Rik Deitsch increasing the total amount owed under to Mr. Deitsch to $323,375. This demand loan is unsecured and non-interest bearing.

During the quarter ended March 31, 2006, the Company's subsidiary ReceptoPharm repaid an aggregate of $44,519 to its officers under demand loans made by such officers to ReceptoPharm during 2005. At March 31, 2006, the balance of the demand loans owed to the officers of ReceptoPharm was $103,803. These demand loans are unsecured and bear interest at a rate of 4.25%.

6. STOCKHOLDERS' DEFICIT

During the quarter ended March 31, 2006, the Company issued 150,000 shares of restricted common stock to a consultant for services rendered. The Company recorded stock-based compensation expense of $31,500 based on the market value of the Company's common stock on the date of the grant.

During the quarter ended March 31, 2006, the Company sold an aggregate of 2,350,000 shares of restricted common stock at $0.20 per share to four accredited investors and received proceeds of $470,000. At March 31, 2006, these shares were recorded as a subscription and the amount received is included in additional paid-in capital. The shares were subsequently issued to the investors during the quarter ended June 30, 2006.

7. STOCK OPTIONS

Nanologix Inc.

On January 25, 2006, the Company and Nanologix entered into a definitive agreement pursuant to which Nanologix agreed to assign its ownership of 11 patents to the Company which protect Nanologix' infectious disease diagnostic test kit technology (See Note 3.) In connection with this agreement, the Company also issued Nanologix a five-year option to purchase 1,000,000 of the Company's common stock at an exercise price of $.20. This option vested immediately on January 25, 2006, the date of grant. The recorded stock based compensation expense of $210,000 to reflect the fair value of the option grant. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility 125%; risk-free interest rate of 4.0%; expected life of 5 years; and no expected dividends.

Doherty & Company, LLC

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

8. CONTINGENCIES

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

9. SUBSEQUENT EVENTS

On April 18, 2006, the Company issued 2,350,000 shares of its common stock that were subscribed for at March 31, 2006.

From April 1, 2006 through May 4, 2006, the Company sold 710,000 shares of restricted common stock at a price of $0.20 per share and received total proceeds of $142,000.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements and should be read in conjunction with our financial statements and related notes. For purposes of this Plan of Operations, Nutra Pharma Corp. is referred to herein as "we," "us," or "our." This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect," "may," "should," "anticipates" or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties, including: (a) we have experienced recurring net losses and a working capital deficiency which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (c) our continued operations are dependent upon obtaining equity or other financing and should we be unable to obtain such financing, we will be unable to continue our operations; (d) our inability to retain and attract key personnel could adversely affect our business; (e) we are subject to substantial Federal Drug Administration and other regulations and related costs which may adversely affect our operations; (f) a market for our potential products may never develop; (g) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (h) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (i) we may be unable to compete against our competitors in the medical device and biopharmaceutical markets since many of our competitors have superior financial and technical resources; (j) issuance of shares of our common stock to consultants has and may in the future have a dilutive effect on the value of our common stock and may negatively effect the trading price of our common stock;
(k) our Plan of Operations has been substantially delayed due to lack of financing; (l) our management decisions are made by our Chief Executive Officer, Rik Deitsch and, if we lose his services, our operations will be negatively impacted; and (m) we have entered into acquisition agreements which were later rescinded, which has delayed and otherwise negatively affected our operations

PLAN OF OPERATIONS

Pending adequate financing, we plan on spending total estimated expenses of $500,000 for the next 12 months, which will include: (a) $380,000 pertaining directly to our own operations and (b) $120,000 pertaining to funding Designer Diagnostics' operations.

EXPENSES PERTAINING TO OUR OPERATIONS

                                                                  Total          Monthly
 Type Expenditure                                               Expenditure      Expenditure
 ----------------                                               -----------      -----------
 Salaries*                                                      $ 175,000        $ 14,583
                                                                ---------        --------

 Travel related expenses for our Chief Executive Officer         $ 40,000         $ 3,333
 pertaining to research and due diligence                       ---------        --------

 Professional Fees -Legal and Accounting                        $ 165,000        $ 13,750
                                                                ---------        --------

 Total                                                          $ 380,000        $ 31,666

* Salaries include the following: (a) Chief Executive Officer - $130,000; and
(b) Administrative Assistant - $45,000

FUNDING OF DESIGNER DIAGNOSTICS, INC.
                                                        Total         Monthly
Type Expenditure                                     Expenditure    Expenditure
----------------                                     -----------    -----------

Operating Expenses
(Rent, supplies, utilities)                          $ 50,000       $ 4,167
                                                     --------       -------
Salaries (President)                                 $ 70,000       $ 5,833
                                                     --------       -------
Total:                                               $120,000       $10,000

OUR PLAN OF OPERATIONS TO DATE:

To date, we have accomplished the following in our Plan of Operations:
      o     In February 2006, we completed the funding of ReceptoPharm.
      o In January 2006, we established Designer Diagnostics to sell NonTuberculois Mycobacterium test kits.
      o To date, we invested a total of $175,000 of a $250,000 committed investment in XenaCare for the investment in 15 Site of Care physician's offices with XenaCare, LLC, a healthcare management company.
      o On January 24, 2006, we obtained NanoLogix's intellectual property pertaining to the manufacture of test kits for the rapid isolation, detection and antibiotic sensitivity testing of certain microbacteria, which includes reassignment to us of 11 key patents protecting the diagnostics test kit technology and NanoLogix licensing to us the remaining 18 patents that protect the diagnostics test kit technology.
      o Designer Diagnostics held a Continuing Medical Education Seminar at the Mahatma Gandhi Institute in India on March 24, 2006 during the World Stop TB Day. At that meeting, Designer Diagnostics officially began marketing their test kits for the rapid isolation, detection and antibiotic-sensitivity testing of microbacteria. In March 2006, we made our first sales of Designer Diagnostics' test kits.
      o     In approximately October 2005, we completed pre-clinical studies with various companies that ReceptoPharm has agreements with pertaining to ReceptoPharm's Multiple Sclerosis (MS) and HIV drugs, which consisted of (a) and (b) below: (a) MS Drug under Development (RPI-78M) - ReceptoPharm conducted microarray and histoculture studies and related analysis of the cells of Multiple Sclerosis patients to ascertain how RPI-78M affected the cells of these patients. Microarray analysis is the study of the gene expression of cells. Histoculture is the study of the entire cellular environment. We measured the effect of RPI-78M on gene expression using cDNA microarray technology to identify any potentially unique changes in gene expression that may be caused by RPI-78M. After statistical evaluation of the data, the researchers found more than sixty genes with significant changes in expression as compared to the control. In analyzing the affected genes, at least thirty of them may have a specific role in the progression of the disease and symptoms of MS; and (b) HIV Drug under Development (RPI-MN) - Viral isolates are common mutations of HIV. ReceptoPharm, through an agreement with the University of California, San Diego, conducted research to study the effect of ReceptoPharm's drug under development on different viral isolates to determine the drug's efficacy in mutated forms of the HIV virus. The ability of the HIV virus to establish resistance to therapeutic drugs through genetic mutation is a major concern in the treatment of HIV/AIDS. HIV does not always make perfect copies of itself. With billions of viruses being made every day, lots of small, random differences can occur. The differences are called mutations and these mutations can prevent drugs from working effectively. When a drug no longer works against HIV, this is called drug resistance and the virus with the mutation is considered to be `resistant' to the drug. With the increasing number of drug-resistant patients, it is of great importance in the development of new HIV/AIDS therapeutics that they will be effective against HIV of known resistance characteristics. The inhibition of multi-resistant HIV-1 strains by RPI-MN preparations was investigated at the La Jolla Institute of Molecular Medicine. The results from these trials indicate that the drug is effective against drug-resistant strains of HIV.

OUR TWELVE-MONTH PLAN OF OPERATIONS PENDING ADEQUATE FINANCING

We intend to accomplish the following regarding our Plan of Operations over the next twelve months.

Designer Diagnostics, Inc.
Designer Diagnostics' NTM Test Kits are now being marketed and will continue to be marketed to a global audience, including:
      o     Hospitals;
      o     Pharmaceutical companies;
      o     Biotechnology companies;
      o     Medical device distributors; and
      o     Governmental organizations.

Over the next twelve months, Designer Diagnostics will attempt to distribute the Test Kits to provide a revenue stream that we will use to fund drug research and clinical studies in the area of MS and HIV.

Third-party researchers are currently validating Designer Diagnostics' TB Test Kit and we expect the research to be complete by the end of our second quarter of 2006. Designer Diagnostics has an agreement with Svizera Pharmaceuticals in India for the distribution of these Test Kits. This distribution agreement is contingent upon a thirty-day test of the TB Test Kits and required validation. Svizera is the exclusive supplier of current TB diagnostic kits to the World Health Organization. During 2005, Svizera supplied over 15 million of those kits to the World Health Organization.

Designer Diagnostics' President will attempt to develop a distribution network and actively market the test kits to supply administrators of hospitals, pharmaceutical and biotechnology companies, medical device distributors, and governmental organizations. Additionally, Designer Diagnostics will attempt to acquire other medical diagnostic products to market primarily to distributors, but also to pharmaceutical and biotechnology companies and government organizations.

Our President
Our President's responsibilities will primarily focus on seeking license agreements to develop revenue streams in the area of drug discovery, drug development, and new medical device technologies.

ReceptoPharm

Clinical Studies

ReceptoPharm plans to conduct the clinical studies described in (a) and (b) below:

(a) Adrenomyeloneuropathy (AMN)
Adrenomyeloneuropathy (AMN) is a genetic disorder that affects the central nervous system. The disease causes neurological disability that is slowly progressive over several decades. Throughout our twelve month Plan of Operations and for 3 months thereafter, ReceptoPharm plans to conduct clinical studies of its Adrenomyeloneuropathy (AMN) drug, which is currently under development. ReceptoPharm has an agreement with the Charles Dent Metabolic Unit located in London, England to conduct a clinical study that provides for:
      o     Recruitment of 20 patients with AMN;
      o     Administering ReceptoPharm's AMN drug under development; and
      o     Monitoring patients throughout a 15-month protocol.
The clinical study is classified as a Phase III study and is the final step required for regulatory approval of the drug.

(b) HIV and MS
ReceptoPharm also plans to conduct clinical studies of its HIV and MS drugs under development. These "Phase II" studies will either prove or disprove the preliminary efficacy of ReceptoPharms's HIV/MS drugs under development. ReceptoPharm is in the process of attempting to secure agreements with third parties to conduct such clinical studies.

Liquidity and Capital Resources

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2005 since we have experienced recurring net losses and at December 31, 2005, a working capital deficiency. Further, as stated in Note 1 to our consolidated financial statements for the year ended December 31, 2005, we have experienced recurring net losses, and at December 31, 2005 we have a working capital deficiency that raises substantial doubt about our ability to continue as a going concern.

We have estimated expenses of $500,000 pertaining to our twelve month Plan of Operations or $41,666 of monthly expenditures. Based upon our current cash position at March 31, 2006 of $276,078, as well as our current outstanding obligations, we have funds sufficient to conduct our operations for only six months.

We will attempt to satisfy our estimated cash requirements for our twelve month Plan of Operations through the sale of Designer Diagnostics' test kits. If sales do not achieve adequate levels to provide for our operations, we may raise additional capital through divestiture of assets, a private placement of our equity securities or, if necessary, possibly through shareholder loans or traditional bank financing or a debt offering; however, because we are a development stage company with a limited operating history and a poor financial condition, we may be unsuccessful in obtaining shareholder loans, conducting a private placement of equity or debt securities, or in obtaining bank financing. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail our research and development activities, which will negatively impact development of our possible products. We have no alternative Plan of Operations. In the event that we do not obtain adequate financing to complete our Plan of Operations or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:

      o     Sell or dispose of our assets, if any;
      o Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
      o If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
      o File a Certificate of Dissolution with the State of California to dissolve our corporation and close our business;
      o Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
      o Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
      o Make the appropriate filings with the National Association of Security Dealers to effect a delisting of our common stock, if, in fact, our common stock is trading on the Over-the-Counter Bulletin Board at that time.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out by our sole executive officer, Rik Deitsch, who is our chief executive officer and chief financial officer, and a member of our board of directors. Based upon his evaluation, Mr. Deitsch concluded that our disclosure controls and procedures are effective.

There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings that occurred during the quarter ending March 31, 2006 that are reportable or material developments regarding the legal proceeding previously reported in our Form 10-KSB for the year ending December 31, 2005 and also in Note 8 to our financial statements included herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, and later, from April 1, 2006 through May 4, 2006, we issued or sold shares of our restricted common stock for cash and for services rendered. We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended ("the Act") in connection with the sales/issuances of these shares. We believed Sections 4(2) and 4(6) were available because:
      o We are not and were not a blank check company at the time of the offer or sale;
      o The investors had business experience and were accredited investors as defined by Rule 501 of Regulation D of the Act;
      o All offers and sales of the investment were made privately and no party engaged in any general solicitation or advertising of the proposed investment;
      o Each investor had a preexisting social, personal or business relationship with us and members of our management;
      o The investors were provided with all information sufficient to allow them to make an informed investment decision;
      o The investors had the opportunity to inspect our books and records and to verify statements made to induce them to invest;
      o The securities representing the investment were issued with a restrictive legend indicating the securities represented by the certificate have not been registered; and
      o No party received any transaction based compensation such as commissions in regard to locating any investor for the venture.

The issuances/sales of our restricted common stock were as follows: On January 11, 2006, we issued 100,000 shares of our restricted common stock to a consultant in exchange for services rendered. These shares were valued at $0.21 per share which was equal to the market value of our common stock on the date of issuance.

On January 11, 2006, we issued 50,000 shares of our restricted common stock to a consultant in exchange for services rendered. These shares were valued at $0.21 per share which was equal to the market value of our common stock on the date of issuance.

On February 28, 2006, we sold 250,000 shares of our restricted common stock to an accredited investor at a price of $0.20 per share or an aggregate of $50,000.

On March 13, 2006, we sold 50,000 shares of our restricted common stock to an accredited investor at a price of $0.20 per share or an aggregate of $10,000.

On March 24, 2006, we sold 2,000,000 shares of our restricted common stock to an accredited investor at a price of $0.20 per share or an aggregate of $400,000.

On March 28, 2006, we sold 50,000 shares of our restricted common stock to an accredited investor at a price of $0.20 per share or an aggregate of $10,000.

On April 20, 2006, we sold 50,000 shares of our restricted common stock to an accredited investor at a price of $0.20 per share and received cash proceeds of $10,000.

On May 4, 2006, we sold 660,000 shares of our restricted common stock to an accredited investor at a price of $0.20 per share and received cash proceeds of $132,000.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.        Title

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

Dated: May 22, 2006

NUTRA PHARMA CORP.
Registrant


/s/ Rik J. Deitsch
------------------
Rik J. Deitsch
Chief Executive Officer and Chief Financial Officer