Form 10QSB
period 2006-06-30
NUTRA PHARMA CORP
filed 2006-08-21
CIK 1119643

-
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

As of August 18, 2006, there were 73,211,432 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Balance Sheet - Unaudited
June 30, 2006

ASSETS
Current assets:
Cash	$125,453
Accounts receivable	16,800
Total current assets	142,253

Inventory	11,490
Property and equipment, net	45,306
Other assets	37,223
TOTAL ASSETS	$236,272

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$35,032
Accrued expenses	421,057
Due to officers	668,201
Total current liabilities	1,124,290

Stockholders' (deficit):
Common stock, $0.001 par value, 2.0 billion shares
authorized; 71,797,182 shares issued and outstanding	71,797
Additional paid-in capital	17,906,787
(Deficit) accumulated during the development stage	(18,866,602)
Total stockholders' (deficit)	(888,018)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$236,272

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations - Unaudited

					For the
					Period From
					February 1,
					2000
					(Inception)
					Through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2005	2006	2005	2006	2006
Sales	$-	$19,800	$-	$19,800	$19,800

Cost of sales	-	3,406	-	3,406	3,406
Gross profit	-	16,394	-	16,394	16,394
Costs and expenses:
General and administrative	527,282	355,409	909,189	707,148	5,697,649
Research and development	55,884	29,702	105,499	150,133	1,479,450
General and administrative - stock based compensation	565,805	260,000	799,805	512,750	6,233,936
Write-off of advances to potential acquiree	-	-	-	-	629,000
Finance costs	-	-	-	-	786,000
Interest expense	261,782	-	269,684	-	274,390
Amortization of license agreement	-	-	-	-	155,210
Amortization of intangibles	-	-	-	-	656,732
Losses on settlements	-	-	-	-	1,261,284
Write-down of investment in subsidiary	-	-	-	-	620,805
Equity in loss of unconsolidated subsidiary	-	-	-	-	853,540
Write-off of investment in Portage BioMed	-	-	-	-	60,000
Write-off of investment in Xenacare	-	-	-	-	175,000
Total costs and expenses	1,410,753	645,111	2,084,177	1,370,031	18,882,996
Net loss before provision (benefit) for income taxes	(1,410,753)	(628,717)	(2,084,177)	(1,353,637)	(18,866,602)
Provision (benefit) for income taxes	-	-	-	-	-
Net loss	$(1,410,753)	$(628,717)	$(2,084,177)	$(1,353,637)	$(18,866,602)
Per share information - basic and diluted:
Loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding	62,326,382	71,327,182	60,452,909	71,563,571

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows - Unaudited

			For the
			Period From
			February 1,
			2000
			(Inception)
			Through
	Six Months Ended June 30,		June 30,
	2005	2006	2006
Cash flows from operating activities:

Net cash (used in) operating activities	$(1,015,812)	$(985,453)	$(4,131,117)

Cash flows from investing activities:
Cash reduction due to deconsolidation of Nanologix	-	-	(2,997)
Cash acquired in acquisition of Nanologix	-	-	3,004
Acquisition of property and equipment	(5,114)	-	(86,140)
Amounts paid for investments	(130,000)	-	(235,000)
Net cash (used in) investing activities	(135,114)	-	(321,133)

Cash flows from financing activities:
Common stock issued for cash	809,800	612,000	2,669,500
Proceeds from convertible loans	-	-	304,750
Loans from stockholders, net of repayments	-	429,879	1,603,453
Net cash provided by financing activities	809,800	1,041,879	4,577,703
Net increase (decrease) in cash	(341,126)	56,426	125,453
Cash - beginning of period	409,432	69,027	-
Cash - end of period	$68,306	$125,453	$125,453

See the accompanying notes to the financial statements.

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
June 30, 2006

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

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Actual results may differ from these estimates.

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Nutra Pharma and its subsidiaries, ReceptoPharm, Inc. and Designer Diagnostics Inc. (collectively, the “Company”).

Income (Loss) per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, “Earnings per Share.” Basic earnings (loss) per share, is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share, is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

2. BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2006, the Company incurred a net loss of $1,353,637. At June 30, 2006, the Company had negative working capital of $982,037 and an accumulated deficit of $18,866,602.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which the Company operates.

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

Subsequent to September 28, 2004, the Company owned a minority interest in Nanologix and accordingly, applied the equity method of accounting to its investment in Nanologix. The Company’s share of Nanologix’s earnings or losses is included in its statement of operations as a single amount. During the year ended December 31, 2004, Nanologix incurred a loss of $6,658,838. The Company’s portion of the loss using the equity method of accounting of $1,664,710 exceeded the carrying value of the Company’s investment, which was $853,540 at December 31, 2004, and as such, the $853,540 was charged to operations at December 31, 2004. This charge reduced the carrying value of the Company’s investment in Nanologix to $0.

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

The closing of this transaction was subject to the approval of ReceptoPharm’s board of directors, which was obtained on February 20, 2004. Pursuant to the Agreement, the Company is acquiring its interest in ReceptoPharm’s common equity for $2,000,000 in cash, which equates to a purchase price of $.45 per share. ReceptoPharm intends to use such funds to further research and development, which could significantly impact future results of operations.

At December 31, 2005, the Company had funded an aggregate of $1,860,000 to ReceptoPharm under the Agreement, which equated to a 37% ownership interest in ReceptoPharm. In February 2006, the Company funded an additional $140,000 to ReceptoPharm, thereby completing the $2,000,000 investment. At March 31, 2006, the Company owned 4,444,445 shares or 38% of the issued and outstanding common equity of ReceptoPharm. As of June 30, 2006, the Company has loaned $400,000 to ReceptoPharm for working capital purposes.

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

5. DUE TO OFFICERS

During the six months ended June 30, 2006, the Company borrowed an additional $473,375 from its President, Rik Deitsch, increasing the total amount owed under to Mr. Deitsch to $563,375 at June 30, 2006. This demand loan is unsecured and non-interest bearing.

At June 30, 2006, the balance of the demand loans owed to the officers of ReceptoPharm was $104,826. These demand loans are unsecured and bear interest at a rate of 4.25%.

6. STOCKHOLDERS’ DEFICIT

During the six months ended June 30, 2006, the Company sold an aggregate of 3,060,000 shares of restricted common stock at $0.20 per share to accredited investors and received proceeds of $612,000. At June 30, 2006, 710,000 of these shares were recorded as a subscription and the amount received is included in additional paid-in capital. These shares were issued subsequent to June 30, 2006.

In addition, during the six months ended June 30, 2006, the Company issued an aggregate of 150,000 shares of its common stock valued at fair market value for services of $31,500 and Receptopharm issued shares of its common stock valued at fair market value for services of $11,250.

7. STOCK OPTIONS

Nanologix Inc.

On January 25, 2006, the Company and Nanologix entered into a definitive agreement pursuant to which Nanologix agreed to assign its ownership of 11 patents to the Company which protect Nanologix' infectious disease diagnostic test kit technology (See Note 3.) In connection with this agreement, the Company also issued Nanologix a five-year option to purchase 1,000,000 of the Company's common stock at an exercise price of $.20. This option vested immediately on January 25, 2006, the date of grant. The Company recorded stock based compensation expense of $210,000 to reflect the fair value of the option grant. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility 125%; risk-free interest rate of 4.0%; expected life of 5 years; and no expected dividends.

Doherty & Company, LLC

On June 1, 2005 the Company retained Doherty & Company, LLC (“Doherty & Company”), to provide the services of Michael Doherty as executive Chairman of the Company. Concurrently, the Company also retained Doherty & Company to act as the Company’s agent in connection with prospective private capital-raising activities.

The Company granted a five-year option to purchase Thirteen Million Six Hundred Thousand (13,600,000) shares of the Company’s common stock at an exercise price equal to $0.27 per share, vesting over a two-year period. The option expires on May 31, 2010. The initial vesting of 6,800,000 options was contingent on the Company, through the efforts of Mr. Doherty and Doherty & Company, raising at least $500,000 of additional equity, debt or equity linked financing prior to October 31, 2005. This contingency was not met, and as of December 31, 2005, none of the 13,600,000 options were vested.

On April 1, 2006, the Company and Mr. Doherty entered into a termination agreement whereby Mr. Doherty agreed to resign his position as Chairman of Board of the Company. Upon the effectiveness of the termination agreement on April 1, 2006, the Company issued a five-year option to Mr. Doherty to purchase 2,000,000 shares of common stock at an exercise price of $.27 per share. The option vested immediately on the date of grant. The Company recorded stock based compensation expense of $260,000 to reflect the fair value of the option grant. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility 127%; risk-free interest rate of 4.8%; expected life of 2 years; and no expected dividends.

8. CONTINGENCIES

On April 4, 2005, a Motion to Enforce Settlement Agreement was filed against the Company in the Circuit Court of Broward County Florida by Bio Therapeutics, Inc. f/k/a Phylomed Corp. in Nutra Pharma Corp. v. Bio Therapeutics, Inc. (17th Judicial Circuit, Case No. 03-008928 (03). This proceeding results from the Company’s alleged breach of a settlement agreement that was entered into between Bio Therapeutics and the Company in resolution of a previous lawsuit between the Company and Bio Therapeutics that was resolved by entering into a Settlement Agreement. The Company also entered into a related License Agreement and Amendment to the License Agreement (“License Agreement”) with Bio Therapeutics. In the April 4, 2005 motion, Bio Therapeutics alleges that the Company breached certain provisions of the License Agreement and requests that the Court grant its motion to enforce the Settlement Agreement by declaring the License Agreement terminated, enjoining the Company from further use of license products that was granted to the Company by the License Agreement, and awarding attorneys’ fees and costs to Bio Therapeutics.

The Company intends to defend against this action. The Company does not believe that this action will have a material effect upon its operations; and if the license agreement is terminated does not believe there will be a material negative impact on the Company.

9. SUBSEQUENT EVENTS

On July 13, 2006, the Company sold 50,000 shares of restricted common stock at a price of $0.20 per share and received total proceeds of $10,000 and issued 654,250 shares of common stock for services.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements and should be read in conjunction with our financial statements and related notes. For purposes of this Plan of Operations, Nutra Pharma Corp. is referred to herein as “we,” “us,” or “our.” This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases “believe,” “expect,” “may,” “should,” “anticipates” or similar expressions are intended to identify “forward-looking statements”. Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties, including: (a) we have experienced recurring net losses and a working capital deficiency which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (c) our continued operations are dependent upon obtaining equity or other financing; should we be unable to obtain such financing, we will be unable to continue our operations; (d) our inability to retain and attract key personnel could adversely affect our business; (e) we are subject to substantial Federal Drug Administration and other regulations and related costs which may adversely affect our operations; (f) a market for our potential products may never develop; (g) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (h) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (i) because our competitors have superior financial and technical resources, we may be unable to compete against our competitors in the medical device and biopharmaceutical markets; (j) issuance of a substantial amount of shares of our common stock to consultants and for acquisitions has and may in the future have a dilutive effect on the value of our common stock; (k) our Plan of Operations has been substantially delayed due to lack of financing; (l) should we lose the services of our Chief Executive Officer, Rik Deitsch, our operations will be negatively impacted; and (m) we have entered into acquisition agreements which were later rescinded, which has delayed and otherwise negatively affected our operations

Overview

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

Our long-term goal is to continue research efforts based on our drug discovery platform and to license the resulting drugs in the field of neurological diseases, infectious diseases and autoimmune disorders. Due to our limited financial and operational resources, this goal will require us to establish strategic partners or alliances with pharmaceutical companies, academic institutions, biotechnology companies, and clinical diagnostic laboratories, which will: (a) complement our research and development efforts; (b) reduce the risks associated with our undertaking the entire drug development and marketing process; and (c) generate licensing based revenue streams.

We will continue our efforts to identify and acquire intellectual property and companies in the biotechnology arena. Our mid term strategy is to license our AMN, MS and HIV technologies in our attempt to bring these technologies to market within the next five years.

Our potential revenue segments are composed of licensing revenues, drug sales, and test sale kits.

Uncertainties and Trends

Our possible revenues are dependent now, and in the future, upon the following factors:

•	Successful drugs by our competitors that may render our technologies difficult to market;
•
Whether we are successful in establishing licensing agreements and/or establishing strategic partnerships or alliances with pharmaceutical companies, biotechnology companies, and clinical diagnostic laboratories that would provide us with licensing fees; and

•	Whether the Federal Food and Drug Administration imposes additional requirements in connection with drug approvals, which will lead to additional costs and delays;

PLAN OF OPERATIONS

Pending adequate financing, we plan on spending total estimated expenses of $500,000 for the next 12 months, which will include: (a) $380,000 pertaining directly to our own operations and (b) $120,000 pertaining to funding Designer Diagnostics’ operations.

EXPENSES PERTAINING TO OUR OPERATIONS

	Total	Monthly
Type Expenditure	Expenditure	Expenditure

Salaries*	$175,000	$14,583

Travel related expenses for our Chief Executive Officer	$40,000	$3,333
pertaining to research and due diligence

Professional Fees -Legal and Accounting	$165,000	$13,750

Total	$380,000	$31,666

* Salaries include the following: (a) Chief Executive Officer - $130,000; and (b) Administrative Assistant - $45,000

FUNDING OF DESIGNER DIAGNOSTICS, INC.

	Total	Monthly
Type Expenditure	Expenditure	Expenditure

Operating Expenses
(Rent, supplies, utilities)	$50,000	$4,167
Salaries (President)	$70,000	$5,833
Total:	$120,000	$10,000

OUR PLAN OF OPERATIONS TO DATE:

To date, we have accomplished the following in our Plan of Operations:

•	In February 2006, we completed the initial funding of ReceptoPharm in the amount of $2,000,000.
•	In January 2006, we established Designer Diagnostics to sell NonTuberculois Mycobacterium test kits.
•
To date, we have invested a total of $175,000 of a $250,000 committed investment in XenaCare for the investment in 15 Site of Care physician’s offices with XenaCare, LLC, a healthcare management company.

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

•
Designer Diagnostics held a Continuing Medical Education Seminar at the Mahatma Gandhi Institute in India on March 24, 2006 during the World Stop TB Day. At that meeting, Designer Diagnostics officially began marketing their test kits for the rapid isolation, detection and antibiotic-sensitivity testing of microbacteria. In March 2006, we made our first sales of Designer Diagnostics’ test kits.

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

•
In May 2006, ReceptoPharm received approval from the Medicines Health and Regulatory Agency (MHRA) for its application of human clinical trials for the treatment of Adrenomyeloneuropathy (AMN). The MHRA is the medical regulatory agency within the British Department of Health. This approval allows for the late Phase II/early Phase III (IIb/IIIa) trial to begin.

•	From March and April of 2006, ReceptoPharm published two clinical trials on the use of their technology in the treatment of pain.
•
In June of 2006, ReceptoPharm published the results of their EAE rat model of Multiple Sclerosis (MS), which showed that their drug, RPI-78M, had promising results in an accepted animal model of the disease.

•	In June of 2006, ReceptoPharm signed a non-binding Letter-of-Intent to be acquired in full by Nutra Pharma.

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

Third-party researchers are currently validating Designer Diagnostics’ TB Test Kit and we expect the research to be completed by the end of our third quarter of 2006. Designer Diagnostics has an agreement in principle with Svizera Pharmaceuticals in India for the distribution of these Test Kits. This distribution agreement is contingent upon a thirty-day test of the TB Test Kits and required validation. Svizera is the exclusive supplier of current TB diagnostic kits to the World Health Organization. During 2005, Svizera supplied over 15 million of those kits to the World Health Organization.

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

Designer Diagnostics’ President

The responsibilities Designer Diagnostic’s President will primarily focus on seeking license agreements to develop revenue streams in the area of drug discovery, drug development, and new medical device technologies.

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

Acquisition of ReceptoPharm

In January 2006, we signed a Letter of Intent with ReceptoPharm to fully acquire ReceptoPharm. We currently own 38.1% of ReceptoPharm and to complete the transaction we would be required to purchase the remaining 61.9%. The parties have not executed an acquisition agreement, nor have the final terms of such agreement been finalized.

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

We have estimated expenses of $500,000 pertaining to our twelve month Plan of Operations or $41,666 of monthly expenditures. Based upon our current cash position at June 30, 2006 of $125,453, as well as our current outstanding obligations, we have funds sufficient to conduct our operations for only three months.

We will attempt to satisfy our estimated cash requirements for our twelve month Plan of Operations through the sale of Designer Diagnostics’ test kits; however, if sales do not achieve adequate levels to provide for our operations, we will be have to raise additional capital through divestiture of assets, a private placement of our equity securities or, if necessary, possibly through shareholder loans or traditional bank financing or a debt offering; however, because we are a development stage company with a limited operating history and a poor financial condition, we may be unsuccessful in obtaining shareholder loans, conducting a private placement of equity or debt securities, or in obtaining bank financing. In addition, if we only have nominal funds by which to conduct our operations, we may have to curtail our research and development activities, which will negatively impact development of our possible products.

We have no alternative Plan of Operations. In the event that we do not obtain adequate financing to complete our Plan of Operations or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:

•	Sell or dispose of our assets, if any;
•	Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
•	If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
•	File a Certificate of Dissolution with the State of California to dissolve our corporation and close our business;
•
Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and

•
Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and

•
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

There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings that occurred during the quarter ending June 30, 2006 that are reportable nor are there any material developments pertaining to the legal proceeding previously reported in our Form 10-KSB for the year ending December 31, 2005 as well as Note 8 to our financial statements included herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2006, and later, from July 1, 2006 through August 18, 2006, we issued or sold shares of our restricted common stock for cash and for services rendered. We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended ("the Act") in connection with the sales/issuances of these shares. We believed Sections 4(2) and 4(6) were available because:

•	We are not and were not a blank check company at the time of the offer or sale;
•	The investors had business experience and were accredited investors as defined by Rule 501 of Regulation D of the Act;
•	All offers and sales of the investment were made privately and no party engaged in any general solicitation or advertising of the proposed investment;
•	Each investor had a preexisting social, personal or business relationship with us and members of our management;
•	The investors were provided with all information sufficient to allow them to make an informed investment decision;
•	The investors had the opportunity to inspect our books and records and to verify statements made to induce them to invest;
•	The securities representing the investment were issued with a restrictive legend indicating the securities represented by the certificate have not been registered; and
•	No party received any transaction-based compensation such as commissions in regard to locating any investor for the venture.

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

On July 13, 2006, we sold 50,000 shares of our restricted common stock to an accredited investor at a price of $0.20 per share and received cash proceeds of $10,000.

On August 14, 2006, we issued an aggregate of 454,250 shares of our restricted common stock to a consultant in exchange for services rendered.

On August 14, 2006, we issued an aggregate of 100,000 shares of our restricted common stock to a consultant in exchange for services rendered.

On August 14, 2006, we issued an aggregate of 100,000 shares of our restricted common stock to a consultant in exchange for services rendered.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On July 14, 2006, our Board of Directors approved our adoption of amended and restated bylaws, which are attached hereto as Exhibit 3.5.

Item 6. Exhibits

Exhibit No.	Title

3.5	Amended and restated bylaws.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 21, 2006

NUTRA PHARMA CORP.
Registrant

/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer and Chief Financial Officer