Form 10QSB
period 2006-09-30
NUTRA PHARMA CORP
filed 2006-11-14
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of November 13, 2006, there were 73,211,432 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Balance Sheet - Unaudited
September 30, 2006

ASSETS
Current assets:
Cash	$53,875
Inventory	11,425
Total current assets	65,300

Property and equipment, net	39,585

Other assets	34,399

TOTAL ASSETS	$139,284

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$101,495
Accrued expenses	438,057
Due to officers	999,224

Total current liabilities	1,538,776

Stockholders' (deficit):
Common stock, $0.001 par value, 2.0 billion shares
authorized; 73,211,432 shares issued and outstanding	73,211
Additional paid-in capital	18,000,426
(Deficit) accumulated during the development stage	(19,473,129)

Total stockholders' (deficit)	(1,399,492)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$139,284

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period From February 1, 2000 (Inception) Through September 30,
	2005	2006	2005	2006	2006

Sales	$-	$400	$-	$20,200	$20,200

Cost of sales	-	66	-	3,472	3,472
		-	-	-	-
Gross profit	-	334	-	16,728	16,728

Costs and expenses:
General and administrative	419,299	340,191	1,328,488	1,047,339	6,037,840
Research and development	66,320	181,617	171,819	331,750	1,661,067
General and administrative - stock based compensation	555,385	85,053	1,355,190	597,803	6,318,989
Write-off of advances to potential acquiree	-	-	-	-	629,000
Finance costs	-	-	-	-	786,000
Interest expense	-	-	269,684	-	274,390
Amortization of license agreement	-	-	-	-	155,210
Amortization of intangibles	-	-	-	-	656,732
Losses on settlements	-	-	-	-	1,261,284
Write-down of investment in subsidiary	-	-	-	-	620,805
Equity in loss of unconsolidated subsidiary	-	-	-	-	853,540
Write-off of investment in Portage BioMed	-	-	-	-	60,000
Write-off of investment in Xenacare	-	-	-	-	175,000

Total costs and expenses	1,041,004	606,861	3,125,181	1,976,892	19,489,857

Net loss before provision (benefit) for income taxes	(1,041,004)	(606,527)	(3,125,181)	(1,960,164)	(19,473,129)
Provision (benefit) for income taxes	-	-	-	-	-

Net loss	$(1,041,004)	$(606,527)	$(3,125,181)	$(1,960,164)	$(19,473,129)

Per share information - basic and diluted:
Loss per common share	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Weighted average common shares outstanding	67,900,878	72,520,021	62,863,086	71,092,017

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows - Unaudited

	Nine Months Ended September 30,		For the Period From February 1, 2000 (Inception) Through September 30,
	2005	2006	2006
Cash flows from operating activities:

Net cash (used in) operating activities	$(1,369,678)	$(1,398,054)	$(4,543,718)

Cash flows from investing activities:
Cash reduction due to deconsolidation of Nanologix	-	-	(2,997)
Cash acquired in acquisition of Nanologix	-	-	3,004
Acquisition of property and equipment	(5,114)	-	(86,140)
Amounts paid for investments	(130,000)	-	(235,000)

Net cash (used in) investing activities	(135,114)	-	(321,133)

Cash flows from financing activities:
Common stock issued for cash	1,079,800	622,000	2,679,500
Proceeds from convertible loans	-	-	304,750
Loans from stockholders, net of repayments	33,000	760,902	1,934,476

Net cash provided by financing activities	1,112,800	1,382,902	4,918,726

Net increase (decrease) in cash	(391,992)	(15,152)	53,875
Cash - beginning of period	409,432	69,027	-

Cash - end of period	$17,440	$53,875	$53,875

See the accompanying notes to the financial statements.

Notes to Consolidated Unaudited Financial Statements
September 30, 2006

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

2. BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2006, the Company incurred a net loss of $1,960,164. At September 30, 2006, the Company had negative working capital of $1,473,476 and an accumulated deficit of $19,473,129.

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

At December 31, 2005, the Company had funded a total of $1,860,000 to ReceptoPharm under the Agreement, which equated to a 37% ownership interest in ReceptoPharm. In February 2006, the Company funded an additional $140,000 to ReceptoPharm, thereby completing the $2,000,000 investment. As of September 30, 2006, the Company owns 4,444,445 shares or 38% of the issued and outstanding common equity of ReceptoPharm. As of September 30, 2006, the Company had loaned $625,000 to ReceptoPharm for working capital purposes.

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

5. DUE TO OFFICERS

During the nine months ended September 30, 2006, the Company borrowed an additional $803,375 from its President, Rik Deitsch, increasing the total amount owed under to Mr. Deitsch to $893,375 at September 30, 2006. This demand loan is unsecured and non-interest bearing through December 31, 2006, at which time interest shall accrue at 5% per anum.

At September 30, 2006, the balance of the demand loans owed to the officers of ReceptoPharm was $105,849. These demand loans are unsecured and bear interest at a rate of 4.25%.

6. STOCKHOLDERS’ DEFICIT

During the nine months ended September 30, 2006, the Company sold an aggregate of 3,110,000 shares of restricted common stock at $0.20 per share to accredited investors and received proceeds of $622,000.

During the nine months ended September 30, 2006, the Company issued an aggregate of 804,250 shares of its common stock valued at fair market value for services of $116,553 and Receptopharm issued shares of its common stock valued at fair market value for services of $11,250.

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

A summary of stock options is as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Balance at December 31, 2005	-
Issued	3,000,000	$.25	$.16
Balance at September 30, 2006	3,000,000	$.25	$.16

The following table summarizes information about fixed-price stock options:

		Outstanding
Exercise Prices	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted- Average Exercise Price
$.20	1,000,000	4.3 years	$.20
$.27	2,000,000	1.5 years	$.27
	3,000,000

All options are vested and exercisable.

8. CONTINGENCIES

On April 4, 2005, a Motion to Enforce Settlement Agreement was filed against the Company in the Circuit Court of Broward County Florida by Bio Therapeutics, Inc. f/k/a Phylomed Corp. in Nutra Pharma Corp. v. Bio Therapeutics, Inc. (17th Judicial Circuit, Case No. 03-008928 (0). This proceeding results from the Company’s alleged breach of a settlement agreement that was entered into between Bio Therapeutics and the Company in resolution of a previous lawsuit between the Company and Bio Therapeutics that was resolved by entering into a Settlement Agreement. The Company also entered into a related License Agreement and Amendment to the License Agreement (“License Agreement”) with Bio Therapeutics. In the April 4, 2005 motion, Bio Therapeutics alleges that the Company breached certain provisions of the License Agreement and requests that the Court grant its motion to enforce the Settlement Agreement by declaring the License Agreement terminated, enjoining the Company from further use of license products that was granted to the Company by the License Agreement, and awarding attorneys’ fees and costs to Bio Therapeutics.

The Company intends to defend against this action. The Company does not believe that this action will have a material effect upon its operations; and if the license agreement is terminated does not believe there will be a material negative impact on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements and should be read in conjunction with our financial statements and related notes. For purposes of this Plan of Operations, Nutra Pharma Corp. is referred to herein as “we,” “us,” or “our.” This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases “believe,” “expect,” “may,” “should,” “anticipates” or similar expressions are intended to identify “forward-looking statements”. Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties, including: (a) we have experienced recurring net losses and a working capital deficiency, which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (c) our continued operations are dependent upon obtaining equity or other financing; should we be unable to obtain such financing, we will be unable to continue our operations; (d) our inability to retain and attract key personnel could adversely affect our business; (e) we are subject to substantial Federal Drug Administration and other regulations and related costs which may adversely affect our operations; (f) a market for our potential products may never develop; (g) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (h) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (i) because our competitors have superior financial and technical resources, we may be unable to compete against our competitors in the medical device and biopharmaceutical markets; (j) issuance of a substantial amount of shares of our common stock to consultants and for acquisitions has and may in the future have a dilutive effect on the value of our common stock; (k) our Plan of Operations has been substantially delayed due to lack of financing; (l) should we lose the services of our Chief Executive Officer, Rik Deitsch, our operations will be negatively impacted; and (m) we have entered into acquisition agreements which were later rescinded, which has delayed and otherwise negatively affected our operations

Overview

We are a biopharmaceutical company specializing in the acquisition, licensing and commercialization of pharmaceutical products, medical devices and technologies for the management of neurological disorders, cancer, autoimmune and infectious diseases. Entities with which we are affiliated conduct basic drug discovery research and clinical development in connection with the following disorders and diseases:

•      Multiple Sclerosis (MS);

•      HIV;

•      Hepatitis C;

•      Chronic pain;

•      Myasthenia Gravis (Autoimmune Disease); and

•      Adrenomyeloneuropathy (AMN).

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

•
In May of 2006, ReceptoPharm, received approval from the Medicines Health and Regulatory Agency (MHRA) for its application of human clinical trials for the treatment of Adrenomyeloneuropathy (AMN). The MHRA is the medical regulatory agency within the British Department of Health.

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

•
In October of 2006, ReceptoPharm received Ethics Committee approval in the UK to begin its Phase IIb human clinical trial for the treatment of AMN. This approval allows for the late Phase II/early Phase III (IIb/IIIa) trial to begin.

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

Over the next twelve months, Designer Diagnostics will attempt to distribute the test kits to the above companies and organizations. Our first sales occurred during the second and third quarters of 2006. When sales of the test kits exceed  our operating budget,  we will use the proceeds from sales of the test kits to fund drug research and clinical studies in the area of MS and HIV.

Third-party researchers are currently validating Designer Diagnostics’ TB Test Kit and we expect the research to be completed by the end of our first quarter of 2007. Designer Diagnostics has an agreement in principle with Svizera Pharmaceuticals in India for the distribution of these Test Kits. This distribution agreement is contingent upon a thirty-day test of the TB Test Kits and required validation. Svizera is the exclusive supplier of current TB diagnostic kits to the World Health Organization. During 2005, Svizera supplied over 15 million of those kits to the World Health Organization.

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

Designer Diagnostics’ President

The responsibilities of Designer Diagnostic’s President will primarily focus on seeking license agreements to develop revenue streams in the area of drug discovery, drug development, and new medical device technologies.

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

The clinical study is classified as a Phase IIb/IIIa study and is the final step required for regulatory approval of the drug.

(b) HIV and MS

ReceptoPharm plans to complete preclinical studies of its MS drug under development over the next 12 months. These include toxicology studies as well as pharmacokinetic studies required for regulatory approval. ReceptoPharm also plans to conduct clinical studies of its HIV and MS drugs under development. These "Phase II" studies will either prove or disprove the preliminary efficacy of ReceptoPharms's HIV/MS drugs under development. ReceptoPharm is in the process of attempting to secure agreements with third parties to conduct such clinical studies.

Acquisition of ReceptoPharm

In June of 2006, we signed a Letter of Intent with ReceptoPharm to fully acquire ReceptoPharm. We currently own 38.1% of ReceptoPharm. To complete the acquisition of ReceptoPharm we would be required to purchase the remaining 61.9%. The parties have not executed an acquisition agreement, nor have the final terms of such agreement been finalized.

Liquidity and Capital Resources

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2005 since we have experienced recurring net losses and at December 31, 2005, a working capital deficiency. Further, as stated in Note 1 to our consolidated financial statements for the year ended December 31, 2005, we have experienced recurring net losses, and at December 31, 2005 we have a working capital deficiency that raises substantial doubt about our ability to continue as a going concern. For the nine months ended September 30, 2006, we incurred a net loss of $1,960,164. Additionally, for the nine months ended September 30, 2006, we have negative working capital of $1,473,476 and since our inception, we have an accumulated deficit of $19,473,129.

We have estimated expenses of $500,000 pertaining to our twelve month Plan of Operations or $41,666 of monthly expenditures. Based upon our current cash at September 30, 2006 of $53,875, we have funds sufficient to conduct our operations for only one month.

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

There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings that occurred during the quarter ending September 30, 2006 that are reportable nor are there any material developments pertaining to the legal proceeding previously reported in our Form 10-KSB for the year ending December 31, 2005 as well as Note 8 to our financial statements included herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2006 we issued or sold shares of our restricted common stock for cash and for services rendered. We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended ("the Act") in connection with the sales/issuances of these shares. We believed Sections 4(2) and 4(6) were available because:

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

The issuances/sales of our restricted common stock were as follows:

On July 13, 2006, we sold 50,000 shares of our restricted common stock to an accredited investor at $0.20 per share for proceeds of $10,000.

On August 14, 2006, we issued an aggregate of 454,250 shares of our restricted common stock to a consultant in exchange for services rendered pertaining to due diligence, marketing and aid in the distribution of Designer Diagnostics’ Test Kits.

On August 14, 2006, we issued an aggregate of 100,000 shares of our restricted common stock to a consultant in exchange for services pertaining to corporate public relations and investor relations.

On August 14, 2006, we issued an aggregate of 100,000 shares of our restricted common stock to a consultant in exchange for services pertaining to due diligence of a potential acquisition.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On July 14, 2006, our Board of Directors approved our adoption of amended and restated bylaws.

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

Dated: November 14, 2006

NUTRA PHARMA CORP. Registrant

/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer and Chief Financial Officer