Form 10KSB
period 2006-12-31
NUTRA PHARMA CORP
filed 2007-04-17
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number 000-32141

NUTRA PHARMA CORP.
(Name of registrant as specified in its charter)

California	91-2021600
(State or Other Jurisdiction of Organization)	(IRS Employer Identification Number)

791 Park of Commerce Boulevard, Suite 300
Boca Raton, Florida 33487
(Address of principal executive offices)

(954) 509-0911
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports)and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant's revenues for the fiscal year ended December 31, 2006 were $20,200.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 30, 2007 is $5,272,894.

As of March 30, 2007, there were 73,280,682 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Forward-Looking Statements

This Annual Report on Form 10-KSB, most significantly, our "Plan of Operations" section, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Nutra Pharma Corp. (hereafter referred to as "we", "our" or "us") to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to the following risks in connection with our business: a) we have experienced recurring net losses and a working capital deficiency and our ability to continue as a going concern is dependent upon our ability to secure additional financing, which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (c) our continued operations are dependent upon obtaining equity or other financing; should we be unable to obtain such financing, we will be unable to continue our operations; (d) we are subject to substantial Federal Food and Drug Administration ("FDA") and other regulations and related costs which may adversely affect our operations; (e) a market for our potential products may never develop; (f) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (g) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (h) to date, we have not generated any significant revenues; (i) to date, none of our proposed products have received FDA approval; and (j) we may be unable to compete against our competitors in the medical device and biopharmaceutical markets since our competitors have superior financial and technical resources than we do.

All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I
Item 1. Description of Business

HOW WE ARE ORGANIZED

We were incorporated in the state of California on February 1, 2000. We have been conducting our operations as a development stage company under the name, Nutra Pharma Corp. since October 31, 2001. We have never been the subject of a bankruptcy, receivership, material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business, or similar such proceeding or event.

OUR BUSINESS MODEL

We are a biopharmaceutical company that plans to engage in the acquisition, licensing and commercialization of pharmaceutical products and technologies for the management of neurological disorders, cancer, autoimmune and infectious diseases. ReceptoPharm, a biopharmaceutical company, in which we own a 38% interest, has conducted research and development of two drugs, RPI-MN and RPI-78M for the potential treatment of  the following diseases:
•	Multiple Sclerosis (MS);

•	HIV/AIDS;

•	Chronic pain;

•	Myasthenia Gravis (Autoimmune Disease); and

•	Adrenomyeloneuropathy (AMN).

From June 2001 to April 2005, ReceptoPharm was a Biopharmaceutical research and development company.  Since April 2005, when ReceptoPharm began its AMN Trial in London, England, ReceptoPharm has been a clinical stage Biopharmaceutical company.  ReceptoPharm has developed two drugs: (a) RPI-78M, to treat the neurological diseases, Adrenomyeloneuropathy, Amyotrophic Lateral Sclerosis, and Myasthenia Gravis, and  (b) RPI-MN, to treat the viral diseases, HIV and Hepatitis.

OUR BUSINESS MODEL

We are a biopharmaceutical company that plans to engage in the acquisition, licensing and commercialization of pharmaceutical products and technologies for the management of neurological disorders, cancer, autoimmune and infectious diseases. ReceptoPharm, a biopharmaceutical company, in which we own a 38% interest, has conducted clinical development and research of potential treatments for the following diseases:
•	Multiple Sclerosis (MS);

•	HIV/AIDS;

•	Chronic pain;

•	Myasthenia Gravis (Autoimmune Disease); and

•	Adrenomyeloneuropathy (AMN).

To date, none of these treatments have received FDA approval or approvals by any foreign country for the treatment of disease.

To date, we have not generated any significant revenues.

Additionally, we sell diagnostic test kits through our wholly owned subsidiary, Designer Diagnostics, Inc.

As detailed below, we have pursued our business model through ReceptoPharm, Inc. and Designer Diagnostics, Inc.

Equity Interest in ReceptoPharm - Drug Discovery Platform

In February 2004, we agreed to invest $2,000,000 in cash to acquire up to a 49.5% equity interest in ReceptoPharm Inc., a privately held development stage biopharmaceutical company located in Fort Lauderdale, Florida, which is developing technologies to treat the neorological diseases, adrenomyeloneuropathy, amyotrophic lateral sclerosis, and myasthenia gravis and to treat the viral diseases, HIV and hepatitis. On February 10, 2006, we completed our $2,000,000 investment and at that date, we owned approximately 38% of the issued and outstanding common stock of ReceptoPharm.  We received less than a 49.5% interest in ReceptoPharm because our interest was diluted as a result of ReceptoPharm issuing additional shares of its common stock to various consultants and employees in exchange for services rendered. As of December 31, 2006, we have loaned ReceptoPharm $825,000 for its working capital purposes. After December 31, 2006, we have loaned ReceptoPharm an additional $100,000 for working capital purposes.

Wholly Owned Subsidiary Designer Diagnostics, Inc. - Diagnostic Test Kits

Designer Diagnostics, a Nevada corporation we formed in January 2006, is our wholly owned subsidiary that is engaged in marketing diagnostic test kits that are used for the rapid identification of infectious human diseases such as Tuberculosis (TB) and Mycobacterium avium-intracellulare (MAI). Through Designer Diagnostics, we have developed the diagnostic test kits and to date we have sold approximately 10,000 units.

We have terminated our relationship with XenaCare, LLC and written off our investment with that entity, as follows:

XenaCare, LLC - Investment Written Off

In February of 2004 we had agreed to invest up to $250,000 in 15 Site of Care physician’s offices with XenaCare, LLC, a healthcare management company engaged in the business of manufacturing and distributing non-prescription pharmaceuticals through physicians' offices. As of November of 2005, we had invested $175,000 in that XenaCare business model; however, as of December 2005, XenaCare changed their business model to providing dietary supplements and topical creams through direct-sales channels.

At December 31, 2005, we evaluated our investment in XenaCare and determined that the recoverability of the investment was in doubt and as a result, we have written-off the entire amount of the $175,000 investment. We have notified XenaCare that we will not invest the additional $75,000 provided for in the February 2004 agreement.

BUSINESS STRATEGY

General

We seek to develop proprietary pharmaceutical products for human illnesses that qualify for “fast-track” or “Orphan Drug” status under FDA regulations. For some conditions the FDA has created the “two animal rule” which permits us to collect data from ongoing animal research for human treatment applications. We plan to pursue the treatment of Rabies using this approach.

We believe the results from our research will assist in getting our applications processed through the FDA’s “Fast-track” approval process and enable us to plan the commercialization of each product independently and/or through joint ventures, partnerships and licensing arrangements. “Fast-Track” denotes life-threatening illnesses while “Orphan” status refers to serious ailments affecting less than 200,000 individuals nationwide. Adrenomyeloneuropathy (AMN) qualifies under both labels because it has no known cure. Statistically, 2500 new cases are reported each year. We have preliminary results, which suggest that our product, RPI-78M is effective in alleviating this disease.

We believe that our proposed unique applications can be used alone or licensed for use in combination with other therapeutic products and may be of interest to other established pharmaceutical companies as a means of extending the patent life of their proprietary products.

Long-term goal - Our long-term goal is to the use of drugs developed by us and our affiliates in the field of neurological diseases, infectious diseases and autoimmune disorders. Due to our limited financial and operational resources, this goal will require us to establish strategic partners or alliances with pharmaceutical companies, academic institutions, biotechnology companies, and clinical diagnostic laboratories, which will: (a) complement our research and development efforts; (b) reduce the risks associated with undertaking the entire process of drug development and marketing; and (c) generate licensing based revenue streams.

We plan to identify and acquire intellectual property and companies in the biotechnology arena.

Mid term goal - Our mid term strategy is to license our AMN, MS and HIV technologies in our attempt to bring these technologies to market within the next five years.

Other Components of our Business Strategy Compassionate Release Programs

Certain countries, such as Canada and the United Kingdom permit their citizens to have access to investigational medications without being approved for any application by their respective “FDA type” agencies, and permit physicians to prescribe drugs they believe are of possible benefits to the patients. Through these “Compassionate Release Programs” we have supplied RPI-78M, our drug under investigation for MS and AMN, to physicians in the United Kingdom. The United States FDA does not offer this program.

Clinical Trial Applications

We have developed Common Technical Documents (CTD) for both RPI-78M and RPI-MN that are used to support any clinical trial application. The CTD is a complete history of the individual drug, including all of the in-vitro and in-vivo work accomplished to date, as well as pre-clinical development work on the drug. Having these completed documents allows for expedited due diligence from regulatory bodies reviewing our applications for trials and approvals. With these documents, we have successfully applied for approval to conduct a clinical investigation in the United Kingdom under the regulation of the Medicines Health and Regulatory Agency (MHRA), which is the British equivalent of the US-FDA.

OUR POTENTIAL REVENUE SEGMENTS

Our potential revenue segments are composed of our attempt to generate revenues from license agreements, joint ventures, drug, and test kit sales with pharmaceutical companies, biotechnology companies and clinical diagnostic laboratories that generate license fees, as follows:

•	License revenues developed through licensing agreements;

•	Joint venture revenues developed through joint venture sin foreign countries that will permit local clinical trials and regulatory approval outside the United States;

•	Drug sales should we be successful in obtaining FDA approval; and

•	Test kit sales sold through our wholly owned subsidiary, Designer Diagnostics, Inc.

MARKETING

We currently do not have a marketing program for our drug products; however, if and when we have FDA approved drug treatments, we plan to develop a marketing strategy and market our products through pharmaceutical companies, other biotechnology companies, and diagnostic laboratories. Additionally, if and when a foreign joint venture receives local regulatory approval for our drug(s), we will participate in the marketing of those drugs in that country. Our Chief Executive Officer, Rik Deitsch, will market the treatments to licensing and development officers of those companies and will otherwise direct our marketing program. Additionally, we will attempt to secure consulting agreements with marketing consultants who will actively market our products to such companies and/or provide our Chief Executive Officer with marketing guidance. Our diagnostic test kits are currently being marketed through our wholly owned subsidiary, Designer Diagnostics, Inc., under Neil Roth’s direction. Roth is the President of Designer Diagnostics.

EMPLOYEES

As of December 31, 2006 and as of March 30, 2007, we have 3 full time employees consisting of: (a) Rik Deitsch, our President; (b) Neil Roth, President of Designer Diagnostics, Inc.; and (c) Nina Goldstein, our Executive Administrative Assistant.

Additionally, on an as needed basis, we utilize the services of consultants for financial analysis, human resources, and due diligence in licensing or acquisitions.

OUR CURRENT TECHNOLOGIES

RECEPTOPHARM, INC.

ReceptoPharm, a clinical stage Biotech Company, has a process that safely modifies proteins derived from cobra venom for four drug products, two of which are proprietary, RPI-78M and RPI-MN. ReceptoPharm also has shared rights of a drug delivery method that uses an aerosol formulation, which is administered under the tongue.  By using this shared aerosol delivery technology, oral delivery is attainable, an important step for a biologic product. The system is 50% efficient and affects drug delivery in approximately 40% of patients in which it was tested. Topical preparations are being examined for future applications in treatment of such conditions as pain and Rheumatoid arthritis.

We believe that ReceptoPharm’s products have a wide range of applications in a number of chronic, inherited and/or life-threatening viral, autoimmune and neuromuscular degenerative diseases even though none of these products have FDA or other approval for the treatment of such diseases. What these disorders have in common is the targeting of nerve cells, especially one specific type of cell receptor that is sensitive to the neurotransmitter acetylcholine that plays an important role in the transmission of nerve impulses at synapses and myoneural (muscle-nerve) junctions.

ReceptoPharm believes its product focus will greatly expand the neuropharmaceutical segment of the peptide or protein (Biologics) market. ReceptoPharm has four novel anticholinergic therapeutic protein products in various stages of development for the treatment of Human Immunodeficiency Virus (HIV), Multiple sclerosis (MS) Adrenomyeloneuropathy (AMN), Drug Addiction and Pain. All these diseases demonstrate a clear involvement with the nicotinic acetylcholine receptor (NAchR). ).

ReceptoPharm is focusing its drug development efforts on initiating a Phase II human clinical trial for its HIV drug, RPI-MN. Phase II is meant to show preliminary efficacy in a human population and is usually a smaller trial in one or two locations. Phase III is the last step before potential regulatory approval and usually consists of a large, multi-center, multi-national trial and would provide data for proper dosage, potential side effects and potential contraindications. With HIV, the Phase II trial would most likely involve fewer than 50 patients and last fewer than 10 weeks. The trial would only need to show a reduction in viral load. We have set forth below a summary of ReceptoPharm’s proposed drugs and their potential applications.

Drug Description
Drug	Potential Applications
RPI-78M	Multiple sclerosis (MS), Adrenomyeloneuropathy (AMN), Myasthenia gravis (MG) and Amyotrophic lateral sclerosis (ALS).
RPI-MN	HIV, Rabies, general anti-viral product
RPI-78	Pain
RPI-70	Pain

Disease Targets

Through ReceptoPharm’s research program, our goal is to obtain required regulatory approvals of ReceptoPharm’s HIV and MS products so that they can be marketed. We plan to apply for Orphan drug status with the FDA to expedite approvals; however there is no assurance we will obtain such status. ReceptoPharm secures confidentiality agreements prior to initiating contract research in order to protect any patentable opportunities.

HIV Infection.

HIV infection therapy currently uses antiviral drug therapies that are associated with the virus’s attachment, fusion with and entry into the host cell. Attempts to develop a vaccine that prevents HIV infection have not been successful due to the mutational idiosyncrasies of the virus. At the present time there are 16 currently licensed antiretroviral drugs employed to combat HIV-1 infection and one drug licensed by the FDA that is a binding/entry inhibitory drug.

Decision Resources, Inc., a research and advisory firms focusing on pharmaceutical and health care issues, forecasts that the HIV drug market will grow to more than $8 billion by 2013. According to the latest Epidemic Update, an estimated 39.5 million people were living with HIV in 2006. There were 4.3 million new infections in 2006 with 2.8 million (65%) of these occurring in sub-Saharan Africa and important increases in Eastern Europe and Central Asia, where there are some indications that infection rates have risen by more than 50% since 2004. In 2006, 2.9 million people died of AIDS-related illnesses. Growth in the HIV therapy market will continue to be driven by the rapidly growing HIV and AIDS population. In the absence of therapeutic intervention, the vast majority of individuals infected with HIV will ultimately develop AIDS, on average in about 10 years, which has a mortality rate approaching 100%. Experts say that the drugs currently available only extend life on average 1.8 years. The foregoing information was obtained from the World Health Organization website at www.who.int.

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

Both of ReceptoPharm’s drugs inhibited HIV replication in MAGI cells by 50-60% and peripheral mononucular cells by 90% in testing conducted by Dr. Juan Lama of the La Jolla Institute for Molecular Medicine in San Diego, California. Separate Phase I studies by Cure Aids Now of Miami, Florida were also conducted by Dr. Jama with orally and parenterally administered RPI-78M in HIV patients confirmed safety, tolerability and provided preliminary evidence of efficacy.

RPI-MN recently demonstrated the ability to inhibit the replication of highly drug-resistant strains of HIV isolates (resistant to protease (PR) or reverse transcriptase (RT) inhibitors). Drug resistance has become a critical factor in long-term management of HIV infection with some viral strains developing resistance in as little as 3 weeks. Current treatment for HIV infection is a complicated regimen of anti-viral drugs, often consisting of what is referred to as the HAART cocktail, which is a Highly Active Anti-Retroviral Therapy. This regimen often requires taking different drugs at precise intervals throughout the day and involves an expensive and complex drug regime. We believe that RPI-MN may obviate the need for such complex regimes and act as a monotherapy by . We believe that our drug could be taken as a stand-alone or as a monotherapy for the treatment of HIV infection.

The raw material for RPI-MN, cobra venom, is widely available even in the geographic areas having a high occurrence of HIV.

Multiple sclerosis.

Multiple sclerosis is thought to be an autoimmune disease that primarily causes central nervous system problems. In MS, the insulating fatty material surrounding the nerve fibers, also known as myelin, which functions to speed signaling from one end of the nerve cell to the other, is attacked by cells of the immune system causing problems in signal transduction. Multiple sclerosis is the most common of demyelinating disorders, having a prevalence of approximately 1 per 1000 persons in most of the United States and Europe. A conservative estimate suggests 400,000 people in the US are affected and another 2 million globally. It is a disease that mainly affects Caucasians. People with MS may experience diverse signs and symptoms. MS symptoms may include pain, fatigue, cognitive impairment, tremors, loss of coordination and muscle control, loss of touch sensation, slurred speech and vision impairment. The course of the disease is unpredictable and for most MS patients, the disease initially manifests a "relapsing-remitting" pattern. Periods of apparent stability are punctuated by acute exacerbations that are sudden unpredictable episodes that might involve impaired vision, diminished ability to control a limb, loss of bladder control, or a great variety of other possible neurologic deficits. In relapsing-remitting MS, some or all of the lost function returns, however, the patient sustains an unceasing, often insidious, accumulation of neuronal damage. As the burden of neural damage grows, new lesions are more likely to produce irreversible impairment of function. Typically, about eight to fifteen years after onset, MS patients enter the secondary-progressive phase. Eventually, progressive MS sufferers become wheelchair-bound, and may become blind and even incapable of speech. There is currently no FDA approved drug that reverses the course of the progressive form of MS.

RPI-78M has shown very promising efficacy in animal models (EAE) for MS and ReceptoPharm is planning new animal studies to gain more insight into the levels of protection that the drugs afford. In one study all members of an untreated animal control group developed signs of disease with different levels of paralysis/muscle weakness. A similar group treated with RPI-78M showed no disease in 90% of the animals in both acute and chronic applications of the test. Moreover, there were no toxicities reported though the animals received doses the equivalent of 280 times a human dose.

Furthermore, we believe that the ability to modulate the host immunostimulatory environment could form the basis of an effective strategy for the long-term control of autoimmunity in diseases like MS and Myasthenia gravis (MG) and is being studied as a therapeutic model for other neuromuscular diseases. Also, we believe our data suggest that it is possible that our novel therapeutic proteins could have a general application in autoimmune diseases based on human studies in Rheumatoid Arthritis and anecdotal reports from patients with Multiple sclerosis.

In August of 1984, Biogenix applied for and received an Intrastate Investigational Drug (FSDHRS Protocol RA-1 (002)) from the Department of Health and Rehabilitation (HRS) in Florida that permitted the 4-week study of RPI-MN in 13 patients with Rheumatoid arthritis ranging in age from 49 to 81. Patients were enrolled for a period of 4 weeks; the results showed 30% to 49% improvement in range of joint motion, early morning stiffness and stamina (this data is a small section of the acquired research referenced above). We believe that the data obtained from the examination of clinical efficacy in these three diseases can augment information from prior clinical studies and lead to the future investigation of treatments for other chronic conditions.

AMN and Orphan Indications

Adrenoleukodystrophy, or ALD, is a genetically determined neurological disorder that affects 1 in every 17,900 boys worldwide. The presentation of symptoms occurs between the ages of 4 and 10, and affects the brain with demyelination. Demyelination is the stripping away of the fatty coating that keeps nerve pulses confined and maintains the integrity of nerve signals. This process inhibits the nerves’ ability to conduct properly, thereby causing neurological deficits, including visual disturbances, auditory discrimination, impaired coordination, dementia and seizures. Demyelination is an inflammatory response and nerve cells throughout the brain are destroyed.

Boys develop normally until the onset of symptoms occurs. Symptoms typically rival those of attention deficit disorder before serious neurological involvement becomes apparent. The symptoms progress rapidly and lead to a vegetative state within two years, and death anytime thereafter.

AMN is the most common form of X-ALD, affecting about 40-45% of X-ALD patients and usually presents in adolescence or adult life and may be preceded by hypoadrenalism. It is characterized by spastic paraplegia and a peripheral neuropathy, often being diagnosed as MS. Nerve conduction studies in AMN show a predominant axonal neuropathy and show a loss of all axons. The restriction of dietary VLCFAs does not cause clinical improvement. Lorenzo’s oil, a mixture of glyceryltrioleate and glyceryltrierucate, has been used for over a decade in an open, unblinded fashion with mixed results.

Rabies virus in acquired from the bite of an infected animal. Following a long incubation period the virus penetrates the central nervous system and destroys vital nerve cells. Once in the nervous system the disease is fatal and there is no current treatment. Vaccination shortly after the bite of a suspected rabid animal is very effective. Rabies is rare in the United States. However, as many as 18,000 Americans get rabies shots each year because they have been in contact with animals that may be rabid (rabies-infected).

Value Added Research

RPI-78 & RPI-70 Products for Pain

Products to control pain represent a huge market especially those products that reduce dependency on opiate-based drugs. Protein or peptide-based drugs are penetrating this market with neurotoxins taking the lead. Botox (Allergan) and Ziconitide (Elan) have the potential to substitute over the long-term for morphine and other opiates in chronic pain indications. Opiates, though potent painkillers, suffer from drawbacks. They are addictive, short acting, and drug-resistance inducing. We plan to assess the effects of several peptides in animal models of pain in association with Soochow University in China. Several peptides have demonstrated positive effects and the research and development continues.

Recently completed studies at Soochow University proved the potential of RPI-78 and RPI-70. When compared to Dolantin, an opiate-based drug subordinate to morphine, the effects were very encouraging. While Dolantin provided immediate pain relief it began wearing off just as RPI-70 began to take effect. The effects of RPI-70 do not seem dramatic in contrast to Dolantin until one considers the quantity of drug employed in this animal model. The concentration of RPI-70 was approximately 100 times less than the opiate product. Also, RPI-70 showed real potential for combining with other pain killing medications. RPI-78 was calculated to be 150,000 times more potent that aspirin. This product can be injected systemically providing evidence of a more practical application than Ziconitide, which must be administered intrathecally (into the spinal chord). Opiate drugs induce tolerance and dependence, a problem that is not encountered with RPI-70 and RPI-78.

BIO-THERAPEUTICS, INC.

We have a non-exclusive license to certain intellectual property of Bio Therapeutics, Inc, which consists of the following two distinct technology platforms:

•
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

•
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

As more fully described in our Legal Proceedings Section, Bio Therapeutics filed a Motion to Enforce a Settlement Agreement against us in the Circuit Court of Broward County Florida alleging breaches of a license agreement we have with Bio Therapeutics. This litigation has continued to date.

DESIGNER DIAGNOSTICS, INC.

NonTuberculosis Mycobacterium (NTM)

NonTuberculosis Mycobacterium (NTM), also known as atypical Tuberculosis (Atypical TB) or Mycobacterium other than Tuberculosis (MOTT) are bacteria that can be found in water, some domestic and wild animals, and soil. NTM is a primary cause of respiratory disease in humans and is a leading cause of death in HIV/AIDS patients. In countries (such as the U.S. and Canada) that have dramatically reduced TB as a major disease, NTM bacteria have become a larger issue. National Jewish Medical Research Center in Denver has reported a major increase in the U.S., with over 800 patients infected in Denver in 2005 and 1500 regional centers around the country are using the National Jewish Research Center for NTM testing.

A study done in India on HIV/AIDS patients has shown that over 9% of HIV/AIDS patients that have TB also have some form of NTM that requires different antibiotic procedures.

The NTM bacteria usually enter the body through inhalation or by drinking water that has been contaminated by the NTM bacteria. Additionally, the NTM bacteria can enter the body through open wounds. These bacteria cannot be spread directly between people. There are over 20 different types of NTM, which include:

•	Para-Tuberculosis

•	Nocardia

•	Pseudomonas

•	MAC (M.avium Complex)

Tuberculosis (TB)

Tuberculosis (TB) is a contagious disease. Like the common cold, it spreads through the air. Only people who are sick with TB in their lungs are infectious. When infectious people cough, sneeze, talk or spit, they propel TB germs, known as bacilli, into the air. A person needs only to inhale a small number of these to be infected. Left untreated, each person with active TB disease will infect on average between 10 and 15 people every year. It is estimated that 1.7 million deaths resulted from TB in 2004. Strains of TB resistant to all major anti-TB drugs have recently emerged. A particularly dangerous form of drug-resistant TB is multidrug-resistant TB (MDR-TB), which is defined as the disease caused by TB bacilli resistant to at least isoniazid and rifampicin, the two most powerful anti-TB drugs. Rates of MDR-TB are high in some countries, especially in the former Soviet Union, and threaten TB control efforts. More recently, XDR-TB (Extensively drug-resistant tuberculosis) has been discovered. XDR-TB is a mutated form of MDR-TB that seems to be highly resistant to all of the known treatments for the disease.

Designer Diagnostics’ kits are being developed to detect the NTM and TB bacteria.  If this product development is successful, it may lead to the treatment of patients before dangerous (often fatal) symptoms appear.

 On January 24, 2006, we entered into an Agreement with NanoLogix whereby we exchanged our holding of NanoLogix common stock for the intellectual property pertaining to the manufacture of test kits for the rapid isolation, detection and antibiotic sensitivity testing of certain microbacteria. We then placed that intellectual property into our wholly owned subsidiary, Designer Diagnostics. Designer Diagnostics owns 11 issued patents and has licensing rights to 18 issued patents related to the rapid isolation, growth, identification and antibiotic sensitivity of disease causing pathogens such as Tuberculosis ("TB") and Mycobacterium avium-intracellulare ("MAI"). The patented technologies are related to a technique known as "paraffin baiting". The researchers discovered that certain grades of paraffin wax, when used in conjunction with a microscope slide, and combined with a nutrient broth, provides for the rapid isolation, growth and identification of various disease causing pathogens. Designer Diagnostics markets a diagnostic test kit based on this technology. Designer Diagnostics plans to market its products to hospitals, clinical laboratories, medical research institutions, medical schools, physician's offices, and even pharmaceutical companies, as the antibiotic sensitivity testing methodology may be useful in creating new drugs to treat paraffinophilic microorganisms.

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

In order to gain broad acceptance in the marketplace of a medical device, our partners or we will need to receive approval from the FDA and other equivalent regulatory bodies outside of the United States. This approval will be based upon clinical testing programs at major medical centers. Data obtained from these institutions will enable us, or our partners, to apply to the FDA for acceptance of its technology as a "device" through a 510(k) application or exemption process. Once the data have been fully gleaned, it is expected that this process would take ninety days.

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

PRODUCT LIABILITY

Although ReceptoPharm and Designer Diagnostics have product liability insurance detailed below, we individually have no product liability insurance. Consequently, product liability claims may result in significant legal costs related to our defense of such actions and/or damage amounts exceeding our product liability insurance coverage. The design, development, and manufacture of drug products or diagnostic tests involves an inherent risk of product liability claims and corresponding damage to our brand name reputation, including claims of product failure or harm caused by the drug product. ReceptoPharm has product liability insurance for purpose of manufacturing the drugs currently under clinical trials; however, there is no assurance that such insurance would protect us against any product liability claims. Designer Diagnostics has product liability insurance for its portfolio of test kits; however, there is no assurance that such insurance would protect us against any product liability claims. We have no product liability insurance and product liability claims may result in significant legal costs related to our defense of such actions and/or damage amounts exceeding the product liability insurance coverage of ReceptoPharm or Designer Diagnostics.

RESEARCH AND DEVELOPMENT

During 2005 and 2006, we spent $224,349 and $410,921, respectively on research and development activities. Because we have no significant revenues our research and development activities have been funded through loans from our President.

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

CUSTOMER DEPENDENCY

Our potential customers consist of men and women using the drugs that are developed through relationships with pharmaceutical and other companies; as such, we do not plan on being dependent upon one single customer or just a few customers. Nonetheless, one of our revenue segment models seeks to develop licensing fees with pharmaceutical companies; should we be successful in securing such a licensing agreement, the termination of such an agreement with one or a few such companies may negatively affect our ability to generate revenues.

PATENTS AND INTELLECTUAL PROPERTY

We seek patent and other intellectual property rights to protect and preserve our proprietary technology and our right to capitalize on the results of our research and development activities. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop new products.

Bio Therapeutics Patents

We hold the license to certain intellectual property patented by Bio Therapeutics as follows:
•	U.S. Patent No. 5,989,857, which was granted in November 1999 with 10 claims.

•
U.S. Patent No. 6,670,148, which was granted in December 2003, with 9 claims. The patent further describes the method for preparing a bioactive peptide (protein) found in cobra venom, in a stable, inactivated form, by treating the peptide with ozone.

•	Buccal Delivery System, on which a patent is pending. This application describes a throat spray that permits efficient delivery of the modified peptide drugs to the body through oral mucosa.

•	Technology contained in one pending U.S. patent application for the further development of bioactive peptides in cobra venom for use in the treatment of HIV and MS.

•	Technology contained in two pending U.S. patent applications for Immunokine Composition and Method, which describes a method for developing modified peptides from alpha-cobratoxin.

•
Technology contained in two patents pending for the topical delivery of our proprietary wound healing treatment, which was developed in conjunction with Bio Therapeutics. One of these products is in the form of  an ointment style skin protectant and the other a foaming aerosol.

ReceptoPharm Patents

ReceptoPharm has 7 patents pending with the United States Patent and Trademark Office. These patents include:

•
Modified venom and venom components as anti-retroviral agents. The present invention relates to a class of proteins, and a method for treatment of neurological and viral diseases in humans and animals.

•
Modified anticholinergic neurotoxins as modulators of the autoimmune reaction. The invention has application to the treatment of certain human autoimmune diseases, including especially multiple sclerosis, myasthenia gravis, and rheumatoid arthritis.

•	Method of use of crotoxin as an anti-retroviral agent. Provides a composition of matter and a method of using the composition for treating and preventing of retroviral infections of mammalian cells.

•	Method of production and use of crotoxin as an analgesic. A pharmaceutical composition including one of crotoxin, mojavetoxin or a related toxin and a carrier for use in the treatment of chronic pain,

•	Modified alpha-neurotoxins as painkillers. A composition of matter, a process of production thereof, and a method for the treatment of chronic pain.

•
Modified neurotoxins as therapeutic agents for the treatment of diseases and methods of making. a method for treatment of neurological and viral diseases and especially to the treatment of heretofore intractable diseases.

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

COMPETITION

The $60 billion Biologics market is currently dominated by five main product lines: erythropoietin, insulin, interferons, monoclonal antibodies, and a botulinum neurotoxin, better known as Botox®. Consequently, ReceptoPharm is part of the new, emerging Therapeutic Proteins market that is the fastest growing segment of the Pharmaceutical Industry. In 2001, erythropoietin revenues were $6 billion. In 2005 erythropoietin revenues were $7.5 billion, an increase of 25% over 2001. In 2001, Insulin revenues were $1.7 billion. In 2005, Insulin sales surpassed $2.2 billion, an increase of 29% over 2001. Interferons sales for 2005 were reported at $3.8 billion, a doubling of 2001 sales reported at $1.9 billion. Monoclonal antibodies sales in 2001 were reported to be $3.1 billion. In 2005, monoclonal antibodies sales were $15.6 billion, an increase of 500% over 2001. Botox®, now best known for its ability to remove wrinkles reported revenues of $309.5 million in 2001. In 2005, this purified neurotoxin derived from the bacteria that causes food poisoning and was originally used as a powerful and effective therapeutic agent to correct a variety neuromuscular disorders and spastic muscle conditions such as crossed eye and dysphonia reported sales of $830.9 million, an increase of 268% over 2001. Only one anti-HIV drug, Fuzeon® (Trimeris/Roche), is a biopharmaceutical and has only recently gained approval for sale but it is expected to reach sales over $200 million in its third year. However, evidence suggests the ReceptoPharm’s products could be more effective than Fuzeon due to their novel mechanism of action and ability to inhibit drug-resistant strains of HIV.

Target Market

CDC figures indicate that HIV, the virus that causes AIDS, globally infects 39.5 million people. The continent of Africa has the greatest concentration of infected individuals while the subcontinent of India has experienced dramatic growth in the number of new infections. It is estimated that within the next few years over 10 million Indians will be infected. The affected US population numbers 900,000 over 50% of who are on current AIDS-related therapy. Europe has slightly lower numbers of infected individuals with approximately 30% on retroviral therapy. Current drugs have proven effective at delaying the onset of AIDS though the HIV virus has demonstrated the ability to develop resistance to these new drugs and their ability to prevent the infection of the central nervous system seems limited. Once in the nervous system, the virus is capable of causing sufficient damage to result in dementia. There is no drug to prevent this occurrence. Historically, as a result of pressure groups, AIDS-related drugs are rapidly adopted, leading to rapid increases in drug sales.

According to current estimates approximately 2.5 million people worldwide have MS, with 350,000 cases in the United States, 50,000 cases in Canada, 130,000 cases in Germany, 85,000 cases in the United Kingdom, 75,000 cases in France, 50,000 cases in Italy, and 11,000 cases in Switzerland (www.myelin.org). Drug prescription use is higher in the USA due to fewer restrictions on prescriptions and the market is larger. Several European nations impose strict rules governing the distribution of drugs to patients with MS due to issues on the cost/benefit aspects of the drugs associated with this disease.

Adrenoleukodystrophy, or ALD, is a genetically determined neurological disorder that affects 1 in every 17,900 boys worldwide or 1 in 50,000 of the population. ALD in boys is usually lethal whereas AMN, while rarely life threatening, can be quite debilitating. There are no drugs for these conditions though Lorenzo’s Oil has been studied extensively. In the USA 5,000 new cases are diagnosed each year, half being AMN.

Although rabies in humans is rare in the United States, as many as 18,000 Americans get rabies shots each year because they have come in contact with animals that may be rabid (rabies-infected). In 2006, according to the U.S. Centers for Disease Control and Prevention (CDC), only one person died of rabies in this country. In other parts of the world, however, many people die of rabies each year. The World Health Organization (WHO) estimates that 40,000 people worldwide die every year from rabies. WHO also estimates 10 million people worldwide are treated after being exposed to animals that may have had rabies.

Market Values

Human Healthcare

The World Health Organization estimates that 39.5 million people worldwide are HIV positive with the majority of these occurring in third world countries. In the United States alone, an estimated 900,000 people are infected and the majority undergoes treatment for HIV-related conditions at an individual cost of $14,000 (HAART) to $34,000 (AIDS patients). The worldwide market for HIV drugs exceeds $5 billion annually.

Multiple sclerosis affects an estimated 2.5 million people globally. There are 5 approved drugs for the treatment of this disease. The average annual cost of these drugs is $12,000 per person. In 2004, sales by one manufacturer, Biogen, were reported to be $1.4 billion for its drug, Avonex. Total drugs sales for MS exceed $4 billion annually.

AMN/ALD affects an estimated 30,000 people in the US with some estimates exceeding this number. A realistic market value would be somewhere between $100-200 million per year.

The World Health Organization estimates that 10 million people per year are treated for rabies with the majority of these occurring in third world countries. In the United States alone, an estimated 18,000 people undergo treatment for rabies at an individual cost of $1,000 to $2,300, dependant upon location, for an aggregate US market value of $18 to $41 million annually.

Market Competition

Competition is intense among companies that develop and market products based on advanced cellular and molecular biology. ReceptoPharm has a number of competitors, including Amgen, Aventis, Cephalon, Genetech, Genzyme, Immunex Corp. (a subsidiary of Amgen), Novartis, Regeneron and Schering-Plough Corp. For products that we manufacture and market we faces significant competition from these and other biotechnology and pharmaceutical firms in the United States, Europe and elsewhere. Certain specialized biotechnology firms have also entered into cooperative arrangements with major companies for development and commercialization of products, creating an additional source of competition.

Any products or technologies that successfully address viral or neurological indications could negatively impact the market potential for RPI-78M or RPI-MN. These include products that could receive approval for indications similar to those for which RPI-78M or RPI-MN seeks approval, development of biologic or pharmaceutical treatments that are more effective than existing treatments and the development of other modalities with reduced toxicity and side effects.

Interferon-based drugs and their indications represent target markets for ReceptoPharm. Sales of interferon-based drugs annually exceed $6 billion and have attracted the participation of several major drug companies. Schering-Plough Corp. and Roche are major suppliers of interferons. Currently, there are five interferon-based drugs licensed in Canada and the U.S.; three for the treatment of the milder Relapsing-Remitting form of Multiple sclerosis and two for Hepatitis C. These interferons are also used in the treatment of other conditions where treatment options are limited. The interferons for MS are Betaseron (Berlex/Schering), Avonex (Biogen) and Rebif (Serono). Current global estimates for the number of patients taking these drugs are 120,000 on Avonex, 80,000 on Betaseron and 80,000 on Rebif. However, one must note that since the launching of these drugs, the number of patients undergoing treatment has stabilized at current levels, indicating that there is a high turnover rate of patients in the administration of these individual drugs due to cost and side effects. Biogen developed Avonex in the early 1990’s and has been shipping the drug since late 1996. In the U.K., the National Institute for Clinical Efficiency (NICE) has called for the withdrawal of Betaseron and another unrelated drug, Copaxone (Teva), from the market based on poor cost/effectiveness.

Schering Plough manufactures alpha-interferon (Intron-A) and Roche produces Roferon as the only treatments for Hepatitis C. Schering also developed the drug Ribavirin as a general antiviral agent which, when combined, with Intron-A, is a treatment for Hepatitis C. This combination is called Ribitron. Treatment with Intron-A costs $19,000 per year though initial treatment periods are usually for 6 months. It is the high cost and significant side effects that prevents the widespread uptake of this drug by the 4 million Hepatitis C sufferers in the US. Other companies producing interferon-based products are Amgen (INFERGEN) and Viragen.

Main Competitors

Employing venoms as therapeutics is not new and is growing rapidly. A large number of well-known pharmaceutical companies are developing novel therapies derived from snake venoms and other reptiles. Most of those using snake venoms employ the anticoagulant enzymes usually from viperids (adders and rattlesnakes) though elapids (cobra family) are also being investigated. Knoll Pharmaceuticals (acquired recently by Abbot) is employing an anticoagulant from rattlesnakes. Ancrod is derived from the venom of a family of snakes known as pit vipers. These include deadly rattlesnakes, such as the Diamondback, that live in the US and Mexico. Researchers observed that the blood of people bitten by rattlesnakes failed to clot. Based on that observation, the venom was extracted and turned into an anti-coagulant. Ancrod is not yet approved by the FDA for stroke treatment. The only FDA-approved acute stroke treatment is Tissue Plasminogen Activator (TPA). Other heart drugs are also based on snake venom, notably Merck’s Aggrastat and COR Therapeutics’ Integrilin. The approval of extendin-4 from the Gila Monster lizard (Amylin Pharmaceuticals) for type 2 diabetes represents another successful application of a venom-based product. It was licensed to Eli Lilly for $325 million.

Keluoqu, a pain-killing drug on the market in China since 1978, contains cobrotoxin (from cobra venom) as its primary ingredient. It is used to control severe pain in advanced cancer patients and for post-operative pain. Several companies are working with scorpion toxins mainly in the anticancer field. Botox (botulinum toxin), a bacterial neurotoxin, is the most toxic biological product. It is being developed for a number of applications by Allergan and Elan but has been increasingly popular for cosmetic applications.

We view our main competitors as those who also engage in the development of protein-based neurotoxins as therapeutics. Abbot’s new drug under development, epibatidine, while derived from a poisonous frog, is not a protein. Elan Pharmaceuticals acquired Neurex Corporation specifically for the biologic drug development of Ziconitide, which is a highly effective, peptide-based drug derived from poisonous cone snails. Neurex has enabled Elan to enter the significant markets of acute care and pain management. This drug’s impressive characteristic is selectivity in blocking sensations of pain without side effects. Most painkillers today function as narcotics, making sufferers feel good enough that they forget about the pain but the pain is still there. In contrast, Ziconitide simply stops the pain. There is no addiction, no drug interactions, and no build up of resistance. Ziconitide is expected to replace morphine within the next few years. Cognetix (Utah), a company similar to Neurex, has also focused on Conus venoms as potential therapeutic agents for pain management.

Ability to Compete

The biotechnology research and development field is extremely competitive and is characterized by rapid change. Our competitors have substantially greater financial, scientific, and human resources, and as a result greater research and product development capabilities. Our competitors have competitive advantages with greater potential to develop revenue streams. Our competitors are located in the United States as well as around the world. We will attempt to complete by establishing strategic partners or alliances with pharmaceutical companies, academic institutions, biotechnology companies, and clinical diagnostic laboratories, which will enter into joint ventures, emphasizing that the drugs RPI-MN and RPI-78M possess very desirable properties:

1)	They lack measurable toxicity but are still capable of attaching to and affecting the target site on the nerve cells. This means that patients cannot overdose.

2)	They display no adverse side effects following years of investigations in humans and animals.

3)	The products are stable and resistant to heat, which gives the drug a long shelf life. The drugs’ stability has been determined to be over 4 years at room temperature.

4)
RPI-78M can be administered orally. It has been routinely delivered by injection in a manner similar to insulin, but recent research and development has given rise to administration by mouth. Oral delivery presents patients with additional “quality of life” benefits by eliminating or decreasing the requirement for routine injections.

Additionally, the only competing products to Designer Diagnsotics’ test kits are the conventional solid media, such as Lowenstein Jensen and Middlebrook Media.

Competitive Weaknesses

While the rewards for a successful drug can be substantial, it is a cash intensive business with a possibility that a drug may not provide efficacy in controlled clinical studies. The primary weakness associated with a company at ReceptoPharm’s stage of development is not having the necessary funds to complete the requirements of a drug development business. Furthermore, the management/founders do not have an established track record in the pharmaceutical business, although the installation of Dr. Dorothy Bray, formerly of GlaxoSmithKline, as ReceptoPharm’s Clinical Development Advisor has somewhat addressed this deficiency.

Purchase and Licensing of NanoLogix Patents

On January 24, 2006 we entered into an Agreement with NanoLogix whereby we exchanged our entire holding of NanoLogix common stock for intellectual property pertaining to the manufacture of test kits for the rapid isolation, detection and antibiotic sensitivity testing of certain mycobacteria. The agreement provides that: (a) NanoLogix has reassigned to us 11 key patents protecting the diagnostics test kit technology in exchange for our entire holding of NanoLogix stock represented by 4,556,174 shares of that stock; (b) NanoLogix has licensed to us the remaining 18 patents that protect the diagnostics test kit technology in exchange for a 6% royalty on the gross sales of the products based on the licensed technology; (c) we issued to NanoLogix 1 million options of our restricted common stock at $.20 per share; and (d) we will allow NanoLogix to continue their use of these patents for development of their hydrogen technology and other technologies unrelated to medical diagnostic test kits.

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

Item 2.     Description of Property

Our March 2004 verbal lease agreement between Stan Cherelstein, on Waiora, Inc.’s behalf as its President and Rik Deitsch, as our President and on our behalf, provides for our use of Waiora’s lease space at any location that Waiora occupies. From March 2004 to May 2006, we occupied approximately 800 square feet of Waiora’s lease office space at 1829 Corporate Drive, Boynton Beach, Florida 33426. As of May 2006, we occupied approximately 800 square feet of Waiora’s lease office space at 791 Park of Commerce Boulevard, Suite 300, Boca Raton, Florida 33487. We make no cash payment for the use of this space; instead, we are permitted to use such space in return for our President serving as Waiora’s Chairman of its Scientific Advisory Board. The verbal lease agreement further provides that: (a) there is no expiration date to this agreement, but Waiora, Inc may terminate the lease at any time, and it is subject to Waiora's own lease term, which expires May 2008; (b) 800 square feet of office space is allotted specifically to us; (b) Waiora provides us with access to a conference room, office equipment, and a T-1 Internet connection; and (c) Stan Cherelstein serves as one of our Directors and is Chairman of our Audit and Compensation Committees. Our offices are in good condition and are sufficient to conduct our operations.

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

In the April 4, 2005 motion, Bio Therapeutics alleges that we breached certain provisions of the License Agreement and requests that the Court grant its motion to enforce the Settlement Agreement by declaring the License Agreement terminated, enjoining us from further use of license products that was granted to us by the License Agreement. This action does not seek money damages, but does request an award of attorney’s fees and costs to Bio Therapeutics. We intend to defend against this action. There have been no significant matters pertaining to this motion since April 2005. We do not believe that this action will have a material effect upon our operations and financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in 2006.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Our common stock is quoted on the over-the-counter bulletin board under the trading symbol "NPHC." The following table sets forth the high and low bid prices for each quarter within the last two fiscal years.

	2005		2006
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	0.40	0.25	.33	.17
Second Quarter	0.40	0.27	.26	.14
Third Quarter	0.35	0.25	.16	.08
Fourth Quarter	0.28	0.13	.14	.08

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

•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commission payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;

•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

•
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

HOLDERS

At December 31, 2006, based upon records obtained from our transfer agent, there were 248 holders of record of our common stock. Our transfer agent records do not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

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

The following table summarizes our equity compensation plan information as of December 31, 2006.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for Future Issuance

Equity compensation
plans approved by	N/A	N/A	N/A
Security holders

Equity compensation
plans not
approved by
Security holders	-0-	N/A	5,000

Total	-0-	N/A	5,000

RECENT SALES OF UNREGISTERED SECURITIES

During our fourth quarter of 2006, as specifically described below, we sold and/or issued shares of our restricted common stock for services. We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (“the Securities Act”) for the offer and sale of these shares. We believed Section 4(2) was available because: (a) there was no general solicitation in the offer or sale; (b) all purchasers were accredited investors; (c) we placed restrictive legends on the certificates representing these securities issued to the accredited investors stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale; and (d) the offer and sale did not involve a public offering.

On November 28, 2006, we issued 19,250 shares of our restricted common stock to a consultant in exchange for services rendered. The shares were valued at $0.11 per share or an aggregate of $2117.50, which was equal to the market value of our common stock on the date the shares were issued.

On November 28, 2006, we issued 25,000 shares of our restricted common stock to a consultant in exchange for services rendered. The shares were valued at $0.11 per share or an aggregate of $2,750, which was equal to the market value of our common stock on the date the shares were issued.

On November 28, 2006, we issued 25,000 shares of our restricted common stock to a consultant in exchange for services rendered. The shares were valued at $0.11 per share or an aggregate of $2,750, which was equal to the market value of our common stock on the date the shares were issued.

Item 6.   Management's Discussion and Analysis of Plan of Operations

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

OUR PLAN OF OPERATIONS TO DATE:

To date, we have accomplished the following in our Plan of Operations:

In approximately October 2005, we completed pre-clinical studies with various companies that ReceptoPharm has agreements with pertaining to ReceptoPharm’s Multiple Scherosis (MS) and HIV drugs, which consist of (a) and (b) below:

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

•
To date, we have invested a total of $175,000 of a $250,000 committed investment in XenaCare, a healthcare management company, originally for the investment in 15 Site of Care physician’s offices with XenaCare, LLC, which has been converted into an equity interest in XenaCare..

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

•	From March and April of 2006, ReceptoPharm published two clinical trials on the use of their technology for the treatment of pain.

•
In June of 2006, ReceptoPharm published the results of their EAE rat model of Multiple Sclerosis (MS), which showed that their drug, RPI-78M, had promising results in an accepted animal model of the disease.

•
In October of 2006, ReceptoPharm received Ethics Committee approval in the United Kingdom to begin its Phase IIb human clinical trial for the treatment of AMN. This approval allows for the late Phase II/early Phase III (Iib/IIIa) trial to begin.

•	From November 29, 2006 to December 2, 2006, ReceptoPharm presented their analgesic research on RPI-78M at the International Conference on Neurotoxins (ICoN) in Hollywood, Florida.

•
In January of 2007 we completed a series of microarray studies with various companies that ReceptoPharm has agreements with pertaining to ReceptoPharm’s anti-viral drug. The microarray studies indicated that the exposure of healthy immune T-cells to our antiviral drugs activates the primary immune mechanisms. The expression of one such immune trigger, interferon gamma, is increased by as much as 20 times, acting as an effective antiviral agent, but without the significant negative clinical side effects of other interferon-based therapies. This may explain the broad antiviral activity observed with these types of agents. Based upon this data, these products could conceivably be used to substitute for the flu shot in winter or protect against other contagious viral diseases when vaccines are not readily available.

•
In January of 2007 Designer Diagnostics received positive results from its in-vitro analysis of its Tuberculosis (TB) test kit. Normal culturing methods can take as long as 10 weeks to produce results, where Designer Diagnostics test kits have shown similar results within 10 days.

•	In January of 2007, ReceptoPharm began its Phase IIb human clinical trial for the treatment of AMN.

•
In February of 2007 ReceptoPharm expanded their antiviral clinical research into Mexico and Peru where RPI-MN was used in early clinical studies. ReceptoPharm seeks to conduct two Phase II antiviral trials during n the 2nd and 3rd quarters of 2007, each with a primary duration of 3-4 months.

•	In March of 2007 Designer Diagnostics engaged the U.S. Commercial Service to help build international sales of its diagnostic test kits.

•
On March 7, 2007 ReceptoPharm’s signed a letter of intent to create a Joint Venture with Nanogene Biotechnology, a Chinese biotech company. The proposed joint venture will develop the antiviral drug, RPI-MN, for the Chinese market.

•
In March of 2007, ReceptoPharm published an article in the Critical Reviews in Immunology special conference issue. The article, entitled “Alpha-Cobratoxin” discussed Alpha-Cobratoxin as a possible therapy for Multiple Sclerosis reviews the literature leading to the development for this application and discusses the background and reasoning behind ReceptoPharm’s research on its treatment for Multiple Sclerosis (MS).

•	On March 27, 2007, Nutra Pharma completed its first licensing payment on behalf of Designer Diagnostics to NanoLogix for the patents protecting Designer Diagnostics’ test kits.

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

Over the next twelve months, Designer Diagnostics will attempt to distribute the test kits to the above companies and organizations. Our first sales occurred during our second quarter of 2006. When and if sales of the test kits exceed our operating budget, we will use the test kit proceeds to fund drug research and clinical studies in the area of MS and HIV.

Third-party researchers are currently validating Designer Diagnostics’ TB Test Kit and we anticipate research completion by the end of our second quarter of 2007. Designer Diagnostics has a distribution agreement in principle with Svizera Pharmaceuticals in India, providing for the distribution of these test kits. The agreement is contingent upon a thirty-day test of the TB Test Kits and required validation. Svizera,is the exclusive supplier of current TB diagnostic kits to the World Health Organization, and supplied over 15 million of those kits to the World Health Organization in 2005.

Designer Diagnostics’ President will attempt to develop a distribution network and actively market the test kits to supply administrators of companies and/or governmental organizations in the following areas: hospitals; pharmaceutical; biotechnology; medical device distributors. Designer Diagnostics will also attempt to acquire other medical diagnostic products to develop that same distribution market. Designer Diagnostic’s President will also seek license agreements to develop revenue streams consisting of drug discovery, drug development, and new medical device technologies.

ReceptoPharm

Clinical Studies

In January of 2007 ReceptoPharm began their clinical study in Adrenomyeloneuropathy (AMN).

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

In the areas of HIV and MS, ReceptoPharm plans to complete preclinical studies of its MS drug under development over the next 12 months. These include toxicology studies as well as pharmacokinetic studies required for regulatory approval. ReceptoPharm also plans to conduct clinical studies of its HIV and MS drugs under development. These "Phase II" studies will either prove or disprove the preliminary efficacy of ReceptoPharms's HIV/MS drugs under development. ReceptoPharm is in the process of attempting to secure agreements with third parties to conduct such clinical studies.

Acquisition of ReceptoPharm

In June of 2006, we signed a Letter of Intent with ReceptoPharm to fully acquire ReceptoPharm. We currently own 38.1% of ReceptoPharm. To complete the acquisition of ReceptoPharm we would be required to purchase the remaining 61.9%.

Liquidity and Capital Resources

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2006 since we have experienced recurring net losses and at December 31, 2006, a working capital deficiency. Further, as stated in Note 1 to our consolidated financial statements for the year ended December 31, 2006, we have experienced significant losses from operations totaling $2,431,178 and $5,152,154 for the years ended December 31, 2006 and 2005, and an accumulated deficit of $19,944,143 for the period from our inception to December 31, 2006. Additionally, we had a working capital and stockholders’ deficit at December 31, 2006 of $1,862,888. For the twelve months ended December 31, 2006, we incurred a net loss of $2,431,178. Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.

We have estimated expenses of $500,000 pertaining to our twelve month Plan of Operations or $41,666 of monthly expenditures. Based upon our current cash at December 31, 2006 of $18,892, we have funds sufficient to conduct our operations for less than one month.

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

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 8A.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of December 31, 2006, the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out by our sole executive officer Rik Deitsch, who is our Chief Executive Officer and Principal Financial Officer, and a member of our board of directors. Based upon his evaluation, Mr. Deitsch concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. However, Mr. Deitsch did recommend to the Board of Directors that we should seek to hire an experienced Chief Financial Officer, which would improve the review process of our controls and procedures.

Changes in internal controls over financial reporting

There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our Chief Executive Officer and Principal Financial Officer during our fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Listed below are our executive officers and directors as of December 31, 2006(1)

Name	Age	Position with the Company	Director Since

Rik J. Deitsch	38	Chairman, President,	2002
		Chief Executive Officer,
		and Chief Financial Officer
Stanley J Cherelstein	47	Director (2)	2004

Stewart Lonky, M.D.	59	Director (3)	2004

Tanvir Khandaker, M.D.	36	Director	2005

(1)  On June 1, 2005, we appointed Michael Doherty as our executive Chairman until he resigned on April 1, 2006. Michael Doherty was Executive Chairman of the Board from June 1, 2005 until his resignation on April 1, 2006.

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

Section 16(a) Compliance of Officers and Directors

Based upon our review of Forms 3, 4, and 5 furnished to us during the last fiscal year, all of our officers, directors and persons holding more than ten percent of our equity securities have filed the reports required of them to be filed pursuant to Section 16(a) of the Exchange Act.

Audit Committee/Compensation Committee

On November 5, 2004, our Board of Directors established an audit committee and a compensation committee. Mr. Cherelstein and Dr. Lonky serve on both committees and Mr. Cherelstein is the Chairman of both committees. Mr. Cherelstein is also the audit committee financial expert.

Code of Ethics

We have a code of ethics that applies to all of our employees including its principal executive officer, principal financial officer and principal accounting officer. A copy of this code is available on our website at www.nutrapharma.com. We will provide any person without charge, a copy of our code of ethics upon the receipt of a written request sent to our headquarters at 3473 High Ridge Road, Boynton Beach, Florida, 33426. We intend to disclose any changes in or waivers from its code of ethics by posting such information on our website or by filing a Form 8-K.

Item 10. Executive Compensation

The following table summarizes compensation information for the last two fiscal years for (i) our Chief Executive Officer and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as our executive officers at the end of the fiscal year (collectively, the "Named Executive Officers").

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2006 and 2005.  The following table summarizes all compensation for fiscal years 2006 and 2005 received by all of officers in fiscal year 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Rik Deitsch Chief Executive Officer, Chief Financial Officer, President and Director	2006 2005	130,000 120,000	— —	— —	— —		— —	— —	— —	130,000 120,000

Michael Doherty Former Executive Chairman of the Board of Directors	2006 2005	— —	— —	— —	260,000 —	(1)	— —	— —	— —	260,000 —

(1) Michael Doherty was our Executive Chairman of the Board from June 1, 2005 to April 1, 2006, at which time he resigned as our Executive Chairman. On June 1, 2005, we and Michael Doherty entered into agreements whereby Michael Doherty was appointed as our Executive Chairman of the Board and we granted Doherty & Company thirteen million six hundred thousand (13,600,000) options to purchase our common stock and Doherty and Company was appointed as our Financing Agent. Michael Doherty is the sole owner of Doherty and Company. On April 1, 2006, we, Doherty and Company, and Michael Doherty completed a Termination Agreement whereby the employment and/or contractual relationship established by the Doherty Agreements was terminated and ceased as of the execution of the Termination Agreement and the 13,600,000 options were cancelled; however, in consideration of entering into the Termination Agreement, we granted Doherty and Company options to purchase two million (2,000,000) shares of our common stock exercisable at a price of $.27 per share until May 31, 2010. Upon the grant of the 2,000,000 options to Michael Doherty on April 1, 2006, the 2,000,000 Options vested.

DIRECTOR COMPENSATION

Other than compensation paid to Mr. Doherty described above, our directors did not receive any compensation during 2006 for services provided to the Company.

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2006 to any executive officer.

There are no standard arrangements pursuant to which directors are compensated for services provided to us.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of March 30, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 73,280,262 shares issued and outstanding as of March 30, 2007.

Security Ownership of Beneficial Owners

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding

Opus International*	11,692,556	16.0%
19 Hillsyde Court
Cockeysville, Maryland 21030
Total	11,692,556	16.0%

*On April 13, 2005, Opus International filed an amendment to Schedule 13D reporting that its 11,692,556 shares were purportedly pledged as collateral for a $2.5 million loan from Clarisco Stiftung. Opus International is a limited liability company organized under Maryland law. Opus International appears to have been controlled at various times by our former Chairman of the Board, Zirk Engelbrecht, and his then wife, Marcy Engelbrecht. We have attempted to ascertain from Opus International other information we consider material to Opus International's reporting obligations; however, Opus International has failed to respond to our request for information. We have, however, been advised that the purported collateral, i.e. the stock certificate, provided by Opus International to Clarisco Stiftung, may not be perfected or be in negotiable form. We have been unable to obtain any additional information regarding the status of this matter.

Security Ownership of Management

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding

Rik J. Deitsch	1,500,000	2.0%
Chief Executive Officer/President
791 Park of Commerce Blvd Suite 300
Boca Raton, Florida 33487

Stanley J Cherelstein	500,000	0.7%
Director
791 Park of Commerce Blvd. Suite 300
Boca Raton, Florida 33487

Dr. Stewart Lonky	500,000	0.7%
Director
1158 Chautaqua Boulevard
Pacific Palisades, California 90272

Dr. Tanvir Khandaker	500,000	0.7%
Director
181 Ogden Avenue
Jersey City, New Jersey 07307

All executive officers and directors as a group (4) persons	3,000,000	4.1%

Item 12.    Certain Relationships and Related Transactions

Loan Transaction Between Our Chief Executive Officer/President and Us

Our Chief Executive Officer/President, Rik Deitsch, has lent us funds for our operations. As of December 31, 2006, the total amount owed to Mr. Deitsch was $1,113,375, which includes accrued interest of $40,000. This demand loan is unsecured and bears interest at a rate of 4.0%. As of March 30, 2007, the total amount owed to Mr. Deitsch was $1,385,375.

Lease information

Our March 2004 verbal lease agreement between Stan Cherelstein, on Waiora, Inc.’s behalf as its President and Rik Deitsch, as our President and on our behalf, provides for our use of Waiora’s lease space at any location that Waiora occupies. From March 2004 to May 2006, we occupied approximately 800 square feet of Waiora’s lease office space at 1829 Corporate Drive, Boynton Beach, Florida 33426. As of May 2006, we occupied approximately 800 square feet of Waiora’s lease office space at 791 Park of Commerce Boulevard, Suite 300, Boca Raton, Florida 33487. We make no cash payment for the use of this space; instead, we are permitted to use such space in return for our President serving as Waiora’s Chairman of its Scientific Advisory Board. The verbal lease agreement further provides that: (a) there is no expiration date to this agreement, but Waiora, Inc may terminate the lease at any time, and it is subject to Waiora's own lease term, which expires May 2008; (b) 800 square feet of office space is allotted specifically to us; (b) Waiora provides us with access to a conference room, office equipment, and a T-1 Internet connection; and (c) Stan Cherelstein serves as one of our Directors and is Chairman of our Audit and Compensation Committees. Our offices are in good condition and are sufficient to conduct our operations.

Item 13. Exhibits

(a)   The following Financial Statements are filed as part of this report under Item 7.

(b)   The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number/Description

3.1	Certificate of Incorporation dated February 1, 2000 (incorporated by reference to the Company’s Registration Statement on Form SB-2/A, Registration No. 33-44398, filed on April 6, 2001)

3.2
Certificate of Amendment to Articles of Incorporation dated July 5, 2000 (incorporated by reference to the Company’s Registration Statement on Form SB-2/A, Registration No. 33-44398, filed on April 6, 2001)

3.3
Certificate of Amendment to Articles of Incorporation dated October 31, 2001 (incorporated by reference to the Company’s Registration Statement on Form SB-2/A, Registration No. 33-44398, filed on April 6, 2001)

10.17	Termination Agreement between Nutra Pharma Corp, Doherty & Company, LLC, and Michael Doherty (incorporated by reference to Form 8-K filed on April 7, 2006).

10.18	Patent Assignment Agreement dated January 24, 2006 between Nanologix, Inc. and Nutra Pharma Corp. (i)

10.19	International License Agreement between NanoLogix, Inc. and Nutra Pharma Corp. (i)

13.1	Report on Form 10-QSB for period ended September 30, 2006 filed on November 14, 2006 (incorporated by reference)

13.2	Report on Form 10-QSB for period ended June 30, 2006 filed on August 21, 2006 (incorporated by reference)

13.3	Report on Form 10-QSB for period ended March 31, 2006 filed on May 22, 2006 (incorporated by reference)

13.4	Report on Form 10-QSB for period ended September 30, 2006 filed on November 22, 2005 (incorporated by reference)

13.5	Report on Form 10-QSB for period ended June 30, 2005 filed on August 23, 2005 (incorporated by reference)

13.6	Report on Form 10-QSB for period ended March 31, 2006 filed on May 26, 2005 (incorporated by reference)

14.1	Code of Ethics (incorporated by reference to Report on Form 10-KSB/A filed on May 7, 2004).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(i)	Filed Herewith

Item 14.   Principal Accountant Fees and Services

AUDIT FEES

On February 24, 2005, we engaged the firm of Stark Winter Schenkein & Co., as our new principal independent accountant to audit our financial statements. We paid Stark Winter Schenkein & Co. audit fees as follows:

2005	2006

$39,970	$35,300

TAX FEES

No such fees were paid to Stark Winter Schenkein & Co. in 2005 or 2006.

ALL OTHER FEES

No such fees were paid to Stark Winter Schenkein & Co. in 2005 or 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRA PHARMA CORP.

/s/ Rik J. Deitsch
Rik J. Deitsch, Chairman, President, Chief Executive Officer and Chief Financial Officer

Dated: April 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch Rik J. Deitsch	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer	April 17, 2007

/s/ Stanley Cherelstein Stanley Cherelstein	Director	April 17, 2007

/s/ Stewart Lonky Stewart Lonky	Director	April 17, 2007

/s/ Tanvir Khandaker Tanvir Khandaker	Director	April 17, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Nutra Pharma Corp.

We have audited the accompanying consolidated balance sheet of Nutra Pharma Corp. (a Development Stage Company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ (deficit)and cash flows for the years ended December 31, 2005 and 2006, and the period from inception (February 1, 2000) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the period from inception (February 1, 2000) to December 31, 2003, were audited by other auditors whose report dated April 3, 2004, express an unqualified opinion and included a going concern paragraph on those financial statements. The financial statements for the period from inception (February 1, 2000) to December 31, 2003, reflect a net loss of $4,373,948 that is included in the related total for the period from inception (February 1, 2000) to December 31, 2006. The other auditors report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Nutra Pharma Corp. (a Development Stage Company) as of December 31, 2006, and results of its operations and its cash flows for the years ended December 31, 2005 and 2006, and for period from inception (February 1, 2000) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
April 5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nutra Pharma Corp.

We have audited the consolidated statements of operations and cash flows of Nutra Pharma Corp. and its subsidiaries (the "Company"), a development stage company, for each of the periods from inception (February 1, 2000) through December 31, 2003, not presented herein, and the accompanying consolidated statements of changes in stockholders' equity for each of the periods from February 1, 2000 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the statements of operations and cash flows, for each of the periods from February 1, 2000 through December 31, 2003, not presented herein, and the statement of changes in stockholders' equity for each of the periods from February 1, 2000 through December 31, 2003 present fairly, in all material respects, the consolidated results of their operations and their consolidated cash flows of Nutra Pharma Corp. and subsidiaries, for each of the periods from February 1, 2000 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Eisner LLP
Eisner LLP

New York, New York
April 3, 2004

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2006

ASSETS
Current assets:
Cash	$18,892
Inventory	11,425
Total current assets	30,317
Property and equipment, net	38,481
Other assets	36,960
TOTAL ASSETS	$105,758

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$154,433
Accrued expenses	461,057
Due to officers	1,253,156
Other loans payable	100,000
Total current liabilities	1,968,646

Stockholders' (deficit):
Common stock, $0.001 par value, 2.0 billion shares
authorized; 73,280,682 shares issued and outstanding	73,280
Additional paid-in capital	18,007,975
(Deficit) accumulated during the development stage	(19,944,143)
Total stockholders' (deficit)	(1,862,888)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$105,758

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations
			For the
			Period From
			February 1,
			2000
			(Inception)
			Through
	Years Ended December 31,		December 31,
	2005	2006	2006
Sales	$-	$20,200	$20,200
Cost of sales	-	3,472	3,472
Gross profit	-	16,728	16,728
Costs and expenses:
General and administrative	1,567,941	1,385,971	6,376,472
Research and development	224,349	410,920	1,740,237
General and administrative - stock based compensation	2,855,190	605,421	6,326,607
Write-off of advances to potential acquiree	-	-	629,000
Finance costs	-	-	786,000
Interest expense	269,684	45,594	319,984
Amortization of license agreement	-	-	155,210
Amortization of intangibles	-	-	656,732
Losses on settlements	-	-	1,261,284
Write-down of investment in subsidiary	-	-	620,805
Equity in loss of unconsolidated subsidiary	-	-	853,540
Write-off of investment in Portage BioMed	60,000	-	60,000
Write-off of investment in Xenacare	175,000	-	175,000
Total costs and expenses	5,152,164	2,447,906	19,960,871
Net loss before provision (benefit) for income taxes	(5,152,164)	(2,431,178)	(19,944,143)
Provision (benefit) for income taxes	-	-	-
Net loss	$(5,152,164)	$(2,431,178)	$(19,944,143)
Per share information - basic and diluted:
Loss per common share	$(0.08)	$(0.03)
Weighted average common shares outstanding	64,404,699	71,607,011

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
Period From Inception (February 1, 2000) to December 31, 2006

				Deficit
				Accumulated
			Additional	During the
	Common	Stock	Paid-in	Development
	Shares	Par Value	Capital	Stage	Total
Common stock issued to founders	39,000,000	$39,000	$(37,050)	$-	$1,950
Net loss	-	-	-	(1,950)	(1,950)
Balance - December 31, 2000	39,000,000	39,000	(37,050)	(1,950)	-
Proceeds from sale of common stock - $.025 per share	1,000,000	1,000	24,000	-	25,000
Common stock issued in connection with acquisition - $.025 per share	4,500,000	4,500	108,000	-	112,500
Net loss	-	-	-	(67,504)	(67,504)
Balance - December 31, 2001	44,500,000	44,500	94,950	(69,454)	69,996

Issuance of common stock in exchange for services - $.30 to $1.50 per share	656,000	656	670,874	-	671,530
Return of common stock by principal stockholder	(10,394,000)	(10,394)	10,394	-
Rescission of common stock issued in acquisition - $.025 per share	-	-	(112,500)	-	(112,500)
Cancellation of common stock issued in connection with
rescission of acquisition	(2,037,500)	(2,038)	2,038	-	-
Net loss	-	-	-	(1,491,038)	(1,491,038)
Balance - December 31, 2002	32,724,500	32,724	665,756	(1,560,492)	(862,012)
Issuance of common stock in exchange for services - $.38 to $.76 per share	2,196,828	2,197	1,358,070	-	1,360,267
Cancellation of common stock issued in connection with
rescission of acquisition	(2,055,000)	(2,055)	2,055	-	-
Value of common stock issued by stockholder to third party in connection with settlement - $.51 per share	-	-	229,500	-	229,500
Conversion of stockholder loan into common stock - $.08 per share	10,300,000	10,300	1,637,712	-	1,648,012
Value of common stock issued by stockholder to employee for services rendered - $.15 per share	-	-	75,000	-	75,000
Issuance of common stock in connection with acquisition - $.85 per share	4,502,549	4,503	3,822,664		3,827,167
Common stock deemed irretrievable in connection with
rescission of acquisition - $.11 per share	-	-	23,375	-	23,375
Net loss	-	-	-	(2,813,456)	(2,813,456)
Balance - December 31, 2003	47,668,877	47,669	7,814,132	(4,373,948)	3,487,853

Cancellation of common stock issued in connection with
rescission of acquisition	(199,000)	(199)	199	-	-
Cancellation of common stock issued in connection with
settlement with third parties	(120,000)	(120)	120	-	-
Issuance of common stock in connection with acquisition - $.85 per share	775,538	776	658,431	-	659,207
Issuance of common stock in exchange for services - $.24 to $.66 per share	4,054,200	4,054	2,061,942	-	2,065,996
Issuance of common stock for cash - $.17 to $.25 per share	1,285,000	1,285	223,565	-	224,850
Conversion of convertible loans into common stock - $.16 per share	595,067	595	97,405	-	98,000
Common shares subscribed for services - 2,000,000 shares at $.40	-	-	800,000	-	800,000
Common shares subscribed for cash - 4,105,000 shares at $.17	-	-	697,850	-	697,850
Net loss	-	-	-	(7,986,853)	(7,986,853)
Balance - December 31, 2004	54,059,682	54,060	12,353,644	(12,360,801)	46,903
Issuance of shares subscribed for at December 31, 2004	6,105,000	6,105	(6,105)	-	-
Issuance of common stock for cash - $.17 to $.20 per share	5,667,500	5,668	1,104,132	-	1,109,800
Issuance of common stock in exchange for services - $.26 to $.37 per share	2,007,000	2,006	716,499	-	718,505
Issuance of common stock for loan repayment and interest - $.33 per share	1,458,000	1,458	479,682	-	481,140
Issuance of common stock by Receptopharm in exchange for services	-	-	636,685	-	636,685
Value of stock warrants issued to a consultant	-	-	1,500,000	-	1,500,000
Net loss	-	-	-	(5,152,164)	(5,152,164)
Balance - December 31, 2005	69,297,182	69,297	16,784,537	(17,512,965)	(659,131)
Issuance of common stock for cash - $.20 per share	3,110,000	3,110	618,890	-	622,000
Issuance of common stock in exchange for services - $.11 to $.21 per share	873,500	873	123,298	-	124,171
Issuance of common stock by Receptopharm in exchange for services	-	-	11,250	-	11,250
Value of stock options issued to an officer	-	-	260,000	-	260,000
Value of stock warrants issued to a former subsidiary	-	-	210,000	-	210,000
Net loss	-	-	-	(2,431,178)	(2,431,178)
Balance - December 31, 2006	73,280,682	$73,280	$18,007,975	$(19,944,143)	$(1,862,888)

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the
			Period From
			February 1,
			2000
			(Inception)
			Years Ended
			Through
	Years Ended December 31,		December 31,
	2005	2006	2006
Cash flows from operating activities:
Net loss	$(5,152,164)	$(2,431,178)	$(19,944,143)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of intangibles	-	-	656,732
Amortization of license agreement	-	-	155,210
Depreciation	37,184	22,649	64,700
Write-off of advances to potential acquiree	-	-	629,000
Stock-based compensation	2,855,190	605,420	8,435,353
Finance costs in connection with conversion of
stockholder loan into common stock	-	-	786,000
Expenses paid by stockholder	-	-	474,140
Losses on settlements	-	-	1,261,284
Write-down of investment in Infectech, Inc.	-	-	620,805
Equity in loss of unconsolidated subsidiary	-	-	853,540
Write-down of investment in Portage BioMed	60,000	-	60,000
Write-down of investment in Xenacare	175,000	-	175,000
Non-cash interest expense	269,684	45,594	315,278
Changes in operating assets and liabilities:
Increase in inventory	-	(11,425)	(11,425)
Decrease (increase) in other assets	5,337	(22,286)	(36,960)
Increase (decrease) in accounts payable	15,362	(5,037)	162,572
Increase (decrease) in accrued expenses	204,930	59,182	460,169
Net cash (used in) operating activities	(1,529,477)	(1,737,081)	(4,882,745)
Cash flows from investing activities:
Cash reduction due to deconsolidation of Infectech	-	-	(2,997)
Cash acquired in acquisition of Infectech	-	-	3,004
Acquisition of property and equipment	(29,049)	(9,889)	(96,029)
Investments carried at cost	(130,000)	-	(235,000)
Net cash (used in) investing activities	(159,049)	(9,889)	(331,022)
Cash flows from financing activities:
Common stock issued for cash	1,109,800	622,000	2,679,500
Proceeds from convertible loans	-	-	304,750
Proceeds from notes payable	-	100,000	100,000
Loans from stockholders, net of repayments	238,321	974,835	2,148,409
Net cash provided by financing activities	1,348,121	1,696,835	5,232,659
Net increase (decrease) in cash	(340,405)	(50,135)	18,892
Cash - beginning of period	409,432	69,027	-
Cash - end of period	$69,027	$18,892	$18,892
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-cash investing and financing activities:
Assumption of obligation under license agreement	$-	$-	$1,750,000
Value of shares issued as consideration in
acquisition of Nutra Pharma, Inc.	$-	$-	$112,500
Payments of license fee obligation by stockholder	$-	$-	$208,550
Conversion of stockholder loan to common stock	$-	$-	$862,012
Loan advances to Bio Therapeutics, Inc.
by stockholder	$-	$-	$629,000
Value of common stock issued as consideration
in acquisition of Infectech, Inc.	$-	$-	$4,486,375
Liabilities assumed in acquisition of Infectech, Inc.			$115,586
Cancellation of common stock	$-	$-	$14,806
Value of common stock issued by stockholder
to third party in connection with settlement	$-	$-	$229,500
Value of common stock issued by stockholder
to employee for services rendered	$-	$-	$75,000
Net deferred taxes recorded in connection
with acquisition	$-	$-	$967,586
Notes payable settled with common stock	$-	$-	$98,000
Settlement of stockholder loan in exchange
for common stock of subsidiary	$-	$-	$1,384,931
Settment of debt with common stock	$206,750	$-	$206,750
Expenses paid by stockhoder	$-	$-	$119,140

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006

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

The Company has experienced significant losses from operations aggregating $2,431,178 and $5,152,164 for the years ended December 31, 2006 and 2005, and an accumulated deficit of $19,944,143 for the period from inception to December 31, 2006. In addition, the Company had a working capital and stockholders’ deficit at December 31, 2006 of $1,862,888 and has no significant revenue generating operations.

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

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Nutra Pharma and its subsidiaries Receptopharm, Inc. and Designer Diagnostics, Inc. (collectively, the "Company"). In addition, the Company consolidated Nanologix, Inc. (formerly known as "Infectech, Inc.") during the period from October 31, 2003, through September 28, 2004 (see Note 3). All intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered. Provision for sales returns will be estimated based on the Company's historical return experience. Revenue will be presented net of returns.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts payable, accrued expenses, loans payable and due to officers. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are summarized as follows:

Furniture and equipment	5 to 7 years
Automotive equipment	5 years
Leasehold improvements	3 years

Property and equipment consists of the following:
Automotive equipment	$7,500
Furniture and equipment	32,579
Leasehold improvements	68,560
108,639
Less: accumulated depreciation	(70,158)
$38,481

Depreciation charged to operations aggregated $22,649 and $37,184 during 2006 and 2005 respectively.

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

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (“APB 25”) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement were effective for the Company beginning with its fiscal year beginning January 1, 2006.

Equity Method

Investments in entities in which the Company has a 20% to 50% interest are carried at cost, adjusted for the Company's proportionate share of the undistributed income (loss) (see Note 3).

Recent Accounting Pronouncements

In August 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

SFAS 155 - "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" This Statement, issued in February 2006, amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

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

This Statement is effective for the Company for all financial instruments acquired or issued after the beginning of our fiscal year beginning January 1, 2007.

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

SFAS 156 - "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140"

This Statement, issued in March 2006, amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending December 31, 2009. The Company does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission ("SEC") SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company's results of operations or financial position.

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

On November 14, 2003, the Company entered into a final Settlement Agreement (the "Settlement") with Bio Therapeutics. The Settlement provided for the dismissal of the lawsuit that the Company initiated against Bio Therapeutics. The Settlement also provided the Company with a non-exclusive license to certain intellectual property of Bio Therapeutics, including patents and patents pending for the development of therapies for Multiple Sclerosis and HIV. Also as part of the Settlement, the Company agreed to extinguish the entire amount of the loan receivable from Bio Therapeutics. With respect to the license received in connection with the Settlement, the Company deemed it to have a nominal value as its fair market value was not readily ascertainable. See Note 12.

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

Pursuant to the Agreement, the Company acquired its interest in ReceptoPharm’s common equity for $2,000,000 in cash, which equates to a purchase price of $.45 per share. ReceptoPharm intends to use such funds to further research and development, which could significantly impact future results of operations.

At December 31, 2005, the Company had funded a total of $1,860,000 to ReceptoPharm under the Agreement, which equated to a 37% ownership interest in ReceptoPharm. In February 2006, the Company funded an additional $140,000 to ReceptoPharm, thereby completing the $2,000,000 investment. As of December 31, 2006, the Company owns 4,444,445 shares or 38% of the issued and outstanding common equity of ReceptoPharm. In addition to its ownership interest, as of December 31, 2006, the Company had loaned ReceptoPharm $825,000 for working capital purposes.

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

A summary of financial position and results of operations of Receptopharm is as follows:

	2006	2005
Current assets	$11,134	$73,116
Property and equipment	38,481	51,240
Other assets	8,133	8,133
	$57,748	$132,489
Current liabilities	$1,465,909	$561,095
Stockholders' deficit	(1,408,161)	(428,606)
	$57,748	$132,489
Sales	$-	$-
Net loss	$(1,130,804)	$(1,602,577)

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

On September 28, 2004, the Company entered into a settlement agreement with Opus International, which provided for the following terms:

• The transfer of 6,000,000 shares of Nanologix common stock owned by the Company to Opus International, in full and fair settlement of the outstanding debt owed to Opus International.

• Upon the transfer of the Nanologix shares to Opus International, any and all outstanding debt that the Company owed to Opus International was deemed discharged and the Company was released from any and all liability regarding the debt.

•  The Company accepted the resignation of Mitchell Felder and David C. McClelland as directors.

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

7. DUE TO OFFICERS

At December 31, 2005, the Company owed its President, Rik Deitsch $90,000 in connection with demand loans made to the Company by Mr. Deitsch. During the year ended December 31, 2006, the Company borrowed and additional $1,023,375 from Mr. Deitsch. The balance owed to Mr. Deitsch at December 31, 2006 is $1,113,375 plus accrued interest of $40,000. This demand loan is unsecured and bears interest at a rate of 4.0%.

At December 31, 2005, the Company's subsidiary ReceptoPharm owed in the aggregate $148,321 to three of its officers in connection with demand loans made by such officers during 2005. These demand loans are unsecured and bear interest at a rate of 5.0%. Interest added to these loans during 2006 was $5,594. Also, in 2006, ReceptoPharm repaid a total of $48,540 to the three officers under these loans resulting in one of the officer loans being repaid in full. As a result, at December 31, 2006, ReceptoPharm owed an aggregate of $99,781 to two of its officers.

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

During the year ended December 31, 2006, the Company sold 3,110,000 shares of restricted common stock at $.20 per share and received proceeds of $622,000.

During the year ended December 31, 2006, the Company issued a total of 873,500 shares of restricted common stock to various consultants in exchange for services rendered. These issuances were made at various times throughout the year. The Company recorded stock-based compensation expense of $124,171 to reflect the fair market value of the common stock issued. Fair market value was based on the closing price of the Company's common stock on the date of each grant, which ranged from $0.11 to $0.21 per share.

During the year ended December 31, 2006, ReceptoPharm issued 25,000 shares of its common stock to a consultant for services rendered. The shares were valued at their fair market value of $0.45 per share and the Company recorded a charge to operations of $11,250.

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

As of December 31, 2006, the Company had issued a total of 2,495,000 shares under the Plan. These shares were issued to various consultants for services rendered to the Company during 2003 and 2004.

9. STOCK OPTIONS

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

On April 1, 2006, the Company and Mr. Doherty entered into a termination agreement whereby Mr. Doherty agreed to resign his position as Chairman of Board of the Company. Upon the effectiveness of the termination agreement on April 1, 2006, the Company issued a five-year option to Mr. Doherty to purchase 2,000,000 shares of common stock at an exercise price of $.27 per share. The option vested immediately on the date of grant. The Company recorded stock based compensation expense of $260,000 to reflect the fair value of the option grant. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility 127%; risk-free interest rate of 4.8%; expected life of 5 years; and no expected dividends.

A summary of stock options is as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Balance at December 31, 2005	-	-	-
Issued	3,000,000	$.25	$.16
Forfeited	-	-	-
Balance December 31, 2006	3,000,000	$.25	$.16

The following table summarizes information about fixed-price stock options:

Exercise Prices	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted- Average Exercise Price

$.20	1,000,000	4.05 years	$.20
$.27	2,000,000	1.25 years	$.27
	3,000,000

All options are vested and exercisable.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2006 and 2005. The sources and tax effects of the differences are as follows:
Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

As of December 31, 2006, the Company has a net operating loss carry forward of approximately $4,000,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2026. The deferred tax asset of approximately $1,400,000 relating to the operating loss carry forward has been fully reserved at December 31, 2006. The increase in the valuation allowance related to the deferred tax asset was approximately $200,000 during 2006. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from Stock based compensation of approximately $8,400,000, non-cash finance charges of approximately $1,100,000, non-cash losses on settlements of approximately $1,000,000, non-cash losses related to Nanologix of approximately $1,700,000, losses of Receptopharm, Inc. of approximately $3,000,000 and the amortization on intangibles of approximately $800,000.

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

13. SUBSEQUENT EVENT

From January 1 through April 4, 2007, the Company’s president advanced an additional $272,000 to the Company for working capital.