Form 10QSB
period 2007-03-31
NUTRA PHARMA CORP
filed 2007-05-21
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

As of March 31, 2007, there were 73,280,682 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of March 31, 2007	1

Consolidated Statements of Operations for the three and nine months ended
March 31, 2007 and 2006	2

Consolidated Statements of Cash Flows for the nine months ended
March 31, 2007 amd 2006	3

Notes to Unaudited Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations	9

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	14

SIGNATURES	15

PART I FINANCIAL INFORMATION

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Balance Sheet - Unaudited
March 31, 2007

ASSETS
Current assets:
Cash	$11,447
Inventory	11,425

Total current assets	22,872

Property and equipment, net	32,792

Other assets	28,348

TOTAL ASSETS	$84,012

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$118,223
Accrued expenses	496,057
Due to officers	1,608,781
Other loans payable	100,000

Total current liabilities	2,323,061

Stockholders' (deficit):
Common stock, $0.001 par value, 2.0 billion shares
authorized; 73,280,682 shares issued and outstanding	73,280
Additional paid-in capital	18,007,975
(Deficit) accumulated during the development stage	(20,320,304)

Total stockholders' (deficit)	(2,239,049)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$84,012

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations - Unaudited
			For the
			Period From
			February 1,
			2000
			(Inception)
			Through
	Three Months Ended March 31,		March 31,
	2006	2007	2007
Sales	$-	$-	$20,200

Cost of sales	-	-	3,472

Gross profit	-	-	16,728

Costs and expenses:
General and administrative	351,739	312,970	6,689,442
Research and development	120,431	47,179	1,787,416
General and administrative - stock based compensation	252,750	-	6,326,607
Write-off of advances to potential acquiree	-	-	629,000
Finance costs	-	-	786,000
Interest expense	-	16,012	335,996
Amortization of license agreement	-	-	155,210
Amortization of intangibles	-	-	656,732
Losses on settlements	-	-	1,261,284
Write-down of investment in subsidiary	-	-	620,805
Equity in loss of unconsolidated subsidiary	-	-	853,540
Write-off of investment in Portage BioMed	-	-	60,000
Write-off of investment in Xenacare	-	-	175,000

Total costs and expenses	724,920	376,161	20,337,032
		-	-
Net loss before provision (benefit) for income taxes	(724,920)	(376,161)	(20,320,304)
Provision (benefit) for income taxes	-	-	-

Net loss	$(724,920)	$(376,161)	$(20,320,304)

Per share information - basic and diluted:
Loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding	69,430,515	73,280,262

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
			For the
			Period From
			February 1,
			2000
			(Inception)
			Years Ended
			Through
	Three Months Ended March 31,		March 31,
	2006	2007	2007

Cash flows from operating activities:

Net cash (used in) operating activities	$(451,805)	$(359,359)	$(5,242,104)

Cash flows from investing activities:
Cash reduction due to deconsolidation of Infectech	-	-	(2,997)
Cash acquired in acquisition of Infectech	-	-	3,004
Acquisition of property and equipment	-	-	(96,029)
Investments carried at cost	-	-	(235,000)

Net cash (used in) investing activities	-	-	(331,022)

Cash flows from financing activities:
Common stock issued for cash	470,000	-	2,679,500
Proceeds from convertible loans	-	-	304,750
Proceeds from notes payable	-	-	100,000
Loans from stockholders, net of repayments	188,856	351,914	2,500,323

Net cash provided by financing activities	658,856	351,914	5,584,573

Net increase (decrease) in cash	207,051	(7,445)	11,447
Cash - beginning of period	69,027	18,892	-

Cash - end of period	$276,078	$11,447	$11,447

See the accompanying notes to the financial statements.

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
March 31, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2006, and for the two years then ended, including notes thereto included in the Company’s Form 10-KSB.

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

2. BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2007, the Company incurred a net loss of $376,161. At March 31, 2007, the Company had negative working capital of $2,300,189 and an accumulated deficit of $20,320,304.

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

On January 25, 2006, the Company and Nanologix entered into a definitive agreement pursuant to which Nanologix agreed to assign its ownership of 11 patents to the Company, which protect Nanologix' infectious disease diagnostic test kit technology. Nanologix also granted the Company a license to utilize 18 additional patents related to the diagnostic test kits. As consideration, the Company agreed to return 100% or 4,556,174 shares of common stock of Nanologix that it owned to Nanologix. In addition, the Company agreed to pay Nanologix a royalty of 6% of gross sales of any products that are developed which utilize any of the 29 licensed patents. The Company also issued Nanologix a five-year option to purchase 1,000,000 of the Company's common stock at an exercise price of $.20.

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

At December 31, 2005, the Company had funded a total of $1,860,000 to ReceptoPharm under the Agreement, which equated to a 37% ownership interest in ReceptoPharm. In February 2006, the Company funded an additional $140,000 to ReceptoPharm, thereby completing the $2,000,000 investment. As of March 31, 2007, the Company owns 4,444,445 shares or 38% of the issued and outstanding common equity of ReceptoPharm. As of March 31, 2007, the Company had loaned $975,000 to ReceptoPharm for working capital purposes.

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

5. DUE TO OFFICERS

During the three months ended March 31, 2007, the Company borrowed an additional $312,000 from its President, Rik Deitsch, increasing the total amount owed under to Mr. Deitsch to $1,478,991 at March 31, 2007. This demand loan is unsecured and bears interest at a rate of 4.0%. Included in the amount owed to Mr. Deitsch is $53,616 of accrued interest.

At March 31, 2007, the balance of demand loans owed to the officers of ReceptoPharm was $129,790. These demand loans are unsecured and bear interest at a rate of 4.25%.

6. STOCK OPTIONS

Nanologix Inc.

On January 25, 2006, the Company and Nanologix entered into a definitive agreement pursuant to which Nanologix agreed to assign its ownership of 11 patents to the Company which protect Nanologix' infectious disease diagnostic test kit technology (See Note 3.) In connection with this agreement, the Company also issued Nanologix a five-year option to purchase 1,000,000 of the Company's common stock at an exercise price of $.20. This option vested immediately on January 25, 2006, the date of the grant.

The Company recorded stock based compensation expense of $210,000 to reflect the fair value of the option grant. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility 125%; risk-free interest rate of 4.0%; expected life of 5 years; and no expected dividends.

Doherty & Company, LLC

On June 1, 2005, the Company retained Doherty & Company, LLC (“Doherty & Company”), to provide the services of Michael Doherty as Executive Chairman of the Company. Concurrently, the Company also retained Doherty & Company to act as the Company’s agent in connection with prospective private capital-raising activities.

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

A summary of stock options is as follows:

		Weighted	Weighted
	Number	average	average
	of	exercise	fair
	shares	price	value
Balance December 31, 2006	3,000,000	$0.25	$0.16
Issued	-	-	-
Forfeited	-	-	-
Balance March 31, 2007	3,000,000	$0.25	$0.16

The following table summarizes information about fixed-price stock options:

	Weighted	Weighted	Weighted-
	Average	Average	Average
Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price
$.20	1,000,000	3.8 years	$.20
$.27	2,000,000	1.0 years	$.27
	3,000,000

All options are vested and exercisable.

7. CONTINGENCIES

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

The Company intends to defend against this action. The Company does not believe that this action will have a material effect upon its operations, and if the license agreement is terminated does not believe there will be a material negative impact on the Company.

8. SUBSEQUENT EVENT

From April 1 through May 16, 2007, the Company’s president advanced an additional $27,000 to the Company for working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements and should be read in conjunction with our financial statements and related notes. For purposes of this Plan of Operations, Nutra Pharma Corp. is referred to herein as “we,” “us,” or “our.” This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases “believe,” “expect,” “may,” “should,” “anticipates” or similar expressions are intended to identify “forward-looking statements”. Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties, including: (a) we have experienced recurring net losses and a working capital deficiency, which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (c) our continued operations are dependent upon obtaining equity or other financing; should we be unable to obtain such financing, we will be unable to continue our operations; (d) our inability to retain and attract key personnel could adversely affect our business; (e) we are subject to substantial Federal Drug Administration and other regulations and related costs which may adversely affect our operations; (f) a market for our potential products may never develop; (g) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (h) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (i) because our competitors have superior financial and technical resources, we may be unable to compete against our competitors in the medical device and biopharmaceutical markets; (j) issuance of a substantial amount of shares of our common stock to consultants, for acquisitions and in connection with sales of our common stock for capital raising purposes, has and may in the future have a dilutive effect on the value of our common stock; (k) our Plan of Operations has been substantially delayed due to lack of financing; (l) should we lose the services of our Chief Executive Officer, Rik Deitsch, our operations will be negatively impacted; and (m) we have entered into acquisition agreements which were later rescinded, which has delayed and otherwise negatively affected our operations

Pending adequate financing, we plan on spending total estimated expenses of $500,000 for the next 12 months, which will include: (a) $380,000 pertaining directly to our own operations and (b) $120,000 pertaining to funding Designer Diagnostics’ operations.

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

•
In May of 2006, ReceptoPharm received approval from the Medicines Health and Regulatory Agency (MHRA) for its application of human clinical trials for the treatment of Adrenomyeloneuropathy (AMN). The MHRA is the medical regulatory agency within the British Department of Health.

•	From March and April of 2006, ReceptoPharm published two clinical trials on the use of their technology for the treatment of pain.

•	In June of 2006, ReceptoPharm published the results of their EAE rat model of MS, which showed that their drug, RPI-78M, had promising results in an accepted animal model of the disease.

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

•
In February of 2007, ReceptoPharm expanded their antiviral clinical research into Mexico and Peru where RPI-MN was used in early clinical studies. ReceptoPharm seeks to conduct two Phase II antiviral trials during n the 2nd and 3rd quarters of 2007, each with a primary duration of 3-4 months.

•	In March of 2007, Designer Diagnostics engaged the U.S. Commercial Service to help build international sales of its diagnostic test kits.

•
On March 7, 2007, ReceptoPharm’s signed a letter of intent to create a Joint Venture with Nanogene Biotechnology, a Chinese biotech company. The proposed joint venture will develop the antiviral drug, RPI-MN, for the Chinese market.

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

•	On March 27, 2007, we completed our first licensing payment on behalf of Designer Diagnostics to NanoLogix for the patents protecting Designer Diagnostics’ test kits.

•	On April 11, 2007, ReceptoPharm filed a patent for method of treating autoimmune diseases, including MS and Rheumatoid Arthritis.

•
On May 2, 2007, Designer Diagnostics announced that it will conduct clinical trials for their Tuberculosis and NonTuberculois Mycobacterium diagnostic test kits at the National Jewish Medical and Research Center in Denver, Colorado.

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

Third-party researchers are currently validating Designer Diagnostics’ TB Test Kit and we anticipate research completion by the end of our third quarter of 2007. Designer Diagnostics has a distribution agreement in principle with Svizera Pharmaceuticals in India, providing for the distribution of these test kits. The agreement is contingent upon a thirty-day test of the TB Test Kits and required validation. Svizera is the exclusive supplier of current TB diagnostic kits to the World Health Organization, and supplied over 15 million of those kits to the World Health Organization in 2005.

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

ReceptoPharm

Clinical Studies

In January of 2007 ReceptoPharm began their clinical study in Adrenomyeloneuropathy ("AMN").

AMN is a genetic disorder that affects the central nervous system. The disease causes neurological disability that is slowly progressive over several decades. Throughout our twelve month Plan of Operations and for 3 months thereafter, ReceptoPharm plans to conduct clinical studies of its Adrenomyeloneuropathy (AMN) drug, which is currently under development. ReceptoPharm has an agreement with the Charles Dent Metabolic Unit located in London, England to conduct a clinical study that provides for:

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

Liquidity and Capital Resources

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2006 since we have experienced recurring net losses and at December 31, 2006, a working capital deficiency. Further, as stated in Note 1 to our consolidated financial statements for the year ended December 31, 2006, we have experienced significant losses from operations totaling $2,431,178 and $5,152,154 for the years ended December 31, 2006 and 2005, respectively and an accumulated deficit of $19,944,143 for the period from our inception to December 31, 2006. We had a working capital and stockholders’ deficit at December 31, 2006 of $1,862,888. For the twelve months ended December 31, 2006, we incurred a net loss of $2,431,178. Further, for the three months ended March 31, 2007, we incurred a net loss of $376,161. At March 31, 2007, we had negative working capital of $2,300,189 and an accumulated deficit of $20,320,304. Our operations have been largely reliant upon receiving loans from our Chief Executive Officer. At March 31, 2007, we were indebted to our Chief Executive Officer in the amount of $1,478,991, the funds of which have enabled us to continue our operations. Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

We have estimated expenses of $500,000 pertaining to our twelve month Plan of Operations or $41,666 of monthly expenditures. Based upon our current cash at March 31, 2007 of $11,447, we have funds sufficient to conduct our operations for less than one month.

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

Item 3. Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer who also acted as our Principal Financial and Accounting Officer. Following this inspection, these officers concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2007, the end of the period covered by this report. There have been no changes in our internal controls or in other factors, which have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date we carried out the evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer, who also acted as the Company’s Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the past quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings that occurred during the quarter ending March 31, 2007 that are reportable nor are there any material developments pertaining to the legal proceeding previously reported in our Form 10-KSB for the year ending December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no securities issuances during the quarter ending March 31, 2007.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

As reported in our Form 8-K filed with the Securities and Exchange Commission on May 9, 2007, Dr. Tanvir Khandaker resigned as our director. Dr. Khandaker resigned as our Director to devote his time to other business interests. Dr. Khandaker’s resignation was not due to any disagreement with our operations, policies or practices.

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

Dated: May 21, 2007

NUTRA PHARMA CORP. Registrant

/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer and Chief Financial Officer