Form 10QSB
period 2007-06-30
NUTRA PHARMA CORP
filed 2007-08-17
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

As of August 10, 2007, there were 78,280,682 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Balance Sheet - Unaudited
June 30, 2007

ASSETS
Current assets:
Inventory	$11,425
Total current assets	11,425
Other assets	9,950
TOTAL ASSETS	$21,375

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$51,538
Bank overdraft	8,578
Accrued expenses	15,000
Due to officers	1,621,579
Other loans payable	100,000
Total current liabilities	1,796,695

Stockholders' deficit:
Common stock, $0.001 par value, 2.0 billion shares
authorized; 78,280,682 shares issued and outstanding	78,281
Additional paid-in capital	17,705,038
Deferred compensation	(346,325)
Deficit accumulated during the development stage	(19,212,314)
Total stockholders' deficit	(1,775,320)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,375

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations - Unaudited

					For the
					Period From
					February 1,
					2000
					(Inception)
					Through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2006	2007	2006	2007	2007
Sales	$19,800	$-	$19,800	$-	$20,200

Cost of sales	3,406	-	3,406	-	3,472
Gross profit	16,394	-	16,394	-	16,728
Costs and expenses:
General and administrative	355,409	2,161	707,148	315,131	6,691,603
Research and development	29,702	(47,179)	150,133	-	1,740,237
General and administrative - stock based compensation	260,000	-	512,750	-	6,326,607
Write-off of advances to potential acquiree	-	-	-	-	629,000
Finance costs	-	-	-	-	786,000
Interest expense	-	18,123	-	34,135	354,119
Amortization of license agreement	-	-	-	-	155,210
Amortization of intangibles	-	-	-	-	656,732
Losses on settlements	-	-	-	-	1,261,284
Write-down of investment in subsidiary	-	-	-	-	620,805
Equity in loss of unconsolidated subsidiary	-	-	-	-	853,540
Write-off of investment in Portage BioMed	-	-	-	-	60,000
Write-off of investment in Xenacare	-	-	-	-	175,000
Net gain from deconsolidation of Receptopharm	-	(1,081,095)	-	(1,081,095)	(1,081,095)
Total costs and expenses	645,111	(1,107,990)	1,370,031	(731,829)	19,229,042
Net income (loss) before provision (benefit) for income taxes	(628,717)	1,107,990	(1,353,637)	731,829	(19,212,314)
Provision (benefit) for income taxes	-	-	-	-	-
Net income (loss)	$(628,717)	$1,107,990	$(1,353,637)	$731,829	$(19,212,314)
Per share information - basic and diluted:
(Loss) per common share	$(0.01)	$0.02	$(0.02)	$0.01

Weighted average common shares outstanding	71,327,182	73,500,462	71,563,571	73,391,179

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the
			Period From
			February 1,
			2000
			(Inception)
			Through
	Six Months Ended June 30,		June 30,
	2006	2007	2007
Cash flows from operating activities:

Net cash (used in) operating activities	$(985,453)	$(479,650)	$(5,721,754)

Cash flows from investing activities:
Cash reduction due to deconsolidation of Infectech	-	-	(2,997)
Cash acquired in acquisition of Infectech	-	-	3,004
Acquisition of property and equipment	-	-	(96,029)
Investments carried at cost	-	-	(235,000)
Net cash (used in) investing activities	-	-	(331,022)

Cash flows from financing activities:
Common stock issued for cash	612,000	-	2,679,500
Proceeds from convertible loans	-	-	304,750
Proceeds from notes payable	-	-	100,000
Loans from stockholders, net of repayments	429,879	468,203	2,968,526
Net cash provided by financing activities	1,041,879	468,203	6,052,776
Net increase (decrease) in cash	56,426	(11,447)	-
Cash - beginning of period	69,027	11,447	-
Cash - end of period	$125,453	$-	$-

See the accompanying notes to the financial statements.

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
June 30, 2007

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

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Nutra Pharma and its subsidiary, Designer Diagnostics Inc. (collectively, the “Company”).

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

2. BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2007, the Company had negative working capital of $1,785,270 and an accumulated deficit of $19,212,314.

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

On January 25, 2006, the Company and Nanologix entered into a definitive agreement pursuant to which Nanologix agreed to assign its ownership of 11 patents to the Company which protect Nanologix' infectious disease diagnostic test kit technology. Nanologix also granted the Company a license to utilize 18 additional patents related to the diagnostic test kits. As consideration, the Company agreed to return 100% or 4,556,174 shares of common stock of Nanologix that it owned to Nanologix. In addition, the Company agreed to pay Nanologix a royalty of 6% of gross sales of any products that are developed which utilize any of the 29 licensed patents. The Company also issued Nanologix a five-year option to purchase 1,000,000 of the Company's common stock at an exercise price of $0.20.

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

At December 31, 2005, the Company had funded a total of $1,860,000 to ReceptoPharm under the Agreement, which equated to a 37% ownership interest in ReceptoPharm. In February 2006, the Company funded an additional $140,000 to ReceptoPharm, thereby completing the $2,000,000 investment. As of March 31, 2007, and June 30, 2007, the Company owns 4,444,445 shares or 38% of the issued and outstanding common equity of ReceptoPharm. As of March 31, 2007, and June 30, 2007, the Company had loaned $975,000 to ReceptoPharm for working capital purposes.

For accounting purposes, the Company through March 31, 2007, had been treating its capital investment in ReceptoPharm as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of ReceptoPharm, such amounts are being charged to expense as incurred by ReceptoPharm. ReceptoPharm presently has no ability to fund these activities and is dependent on the Company to fund its operations. In these circumstances, ReceptoPharm is considered a variable interest entity and has been consolidated. The creditors of ReceptoPharm do not have recourse to the general credit of the Company.

Effective in April 2007 the Company ceased advancing funds to Receptopharm and had no further commitment to fund them. As such, the Company deconsolidated Receptopharm from its financial statements at June 30, 2007. This deconsolidation resulted in a gain of $1,081,095. This gain resulted from the Company reversing the net losses of Receptopharm included in its consolidated financial statements and including the net losses as if the equity method had been applied. In addition, the Company wrote off the balance of its investment in ($2,000,000) and advances to ($975,000) Receptopharm as discussed above as they were deemed to be impaired at June 30, 2007.

The Gain was computed as follows:

Net losses included in the consolidated financial statements	$4,056,095
Investment advances and equity method losses	(2,975,000)
Gain on deconsolidation	$1,081,095

5. DUE TO OFFICERS

During the six months ended June 30, 2007, the Company borrowed an additional $468,203 from its President, Rik Deitsch, increasing the total amount owed under to Mr. Deitsch to $1,621,579 at June 30, 2007. This demand loan is unsecured and bears interest at a rate of 4.0%. Included the amount owed to Mr. Deitsch is $69,203 of accrued interest.

6. STOCKHOLDERS’ (DEFICIT) AND DEFERRED COMPENSATION

On June 27, 2007, the Company issued 5,000,000 shares of its common stock to its legal counsel for future services. These shares were issued pursuant to an effective registration statement of Form S-8 and were not subject to a vesting period. The fair market value of the shares on the date of grant was $0.07 and accordingly, the Company recorded deferred compensation of $350,000. As of June 30, 2007, the Company received services totaling $3,675 which reduced the amount of deferred compensation to $346,325.

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

The Company granted a five-year option to purchase Thirteen Million Six Hundred Thousand (13,600,000) shares of the Company’s common stock at an exercise price equal to $0.27 per share, vesting over a two-year period. The option expires on May 31, 2010. The initial vesting of 6,800,000 options was contingent on the Company, through the efforts of Mr. Doherty and Doherty & Company, raising at least $500,000 of additional equity, debt or equity linked financing prior to October 31, 2005. This contingency was not met, and as a result, none of the 13,600,000 options ever vested.

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

A summary of stock options is as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value

Balance December 31, 2006	3,000,000	$0.25	$0.16
Exercised	-	-	-
Issued	-	-	-
Forfeited	-	-	-

Balance June 30, 2007	3,000,000	$0.25	$0.16

The following table summarizes information about fixed-price stock options:

Exercise Prices	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price

$.20	1,000,000	3.8 years	$.20
$.27	2,000,000	1.0 years	$.27
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

9. SUBSEQUENT EVENT

From July 1 through August 3, 2007, the Company’s president advanced an additional $27,000 to the Company for working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements and should be read in conjunction with our financial statements and related notes. For purposes of this Plan of Operations, Nutra Pharma Corp. is referred to herein as “we,” “us,” or “our.” This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases “believe,” “expect,” “may,” “should,” “anticipates” or similar expressions are intended to identify “forward-looking statements”. Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties: (a) we have experienced recurring net losses and a working capital deficiency, which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (c) our continued operations are dependent upon obtaining equity or other financing; should we be unable to obtain such financing, we will be unable to continue our operations; (d) our inability to retain and attract key personnel could adversely affect our business; (e) we are subject to substantial Federal Drug Administration and other regulations and related costs which may adversely affect our operations; (f) a market for our potential products may never develop; (g) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (h) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (i) because our competitors have superior financial and technical resources, we may be unable to compete against our competitors in the medical device and biopharmaceutical markets; (j) issuance of a substantial amount of shares of our common stock to consultants, for acquisitions and in connection with sales of our common stock for capital raising purposes, has and may in the future have a dilutive effect on the value of our common stock; (k) our Plan of Operations has been substantially delayed due to lack of financing; (l) should we lose the services of our Chief Executive Officer, Rik Deitsch, our operations will be negatively impacted; and (m) we have entered into acquisition agreements that were later rescinded, which has delayed and otherwise negatively affected our operations

Pending adequate financing, we plan on spending total estimated expenses of $500,000 for the next 12 months, which will include: (a) $380,000 pertaining directly to our own operations; and (b) $120,000 pertaining to the operations of our subsidiary, Designer Diagnostics.

EXPENSES PERTAINING TO OUR OPERATIONS

Type Expenditure	Total Expenditure	Monthly Expenditure

Salaries*	$175,000	$14,583

Travel related expenses for our Chief Executive Officer	40,000	3,333
pertaining to research and due diligence

Professional Fees -Legal and Accounting	165,000	13,750

Total	$380,000	$31,666

* Salaries include the following: (a) Chief Executive Officer - $130,000; and (b) Administrative Assistant - $45,000

FUNDING OF DESIGNER DIAGNOSTICS, INC.

Type Expenditure	Total Expenditure	Monthly Expenditure

Operating Expenses
(Rent, supplies, utilities)	$50,000	$4,167
Salaries (President)	70,000	5,833
Total:	$120,000	$10,000

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

•
On January 24, 2006, we obtained NanoLogix’s intellectual property pertaining to the manufacture of test kits for the rapid isolation, detection and antibiotic sensitivity testing of certain microbacteria, which includes reassignment to us of 11 key patents protecting the diagnostics test kit technology and NanoLogix licensing to us, and the remaining 18 patents that protect the diagnostics test kit technology.

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

•
In January of 2007, we completed a series of microarray studies with various companies that ReceptoPharm has agreements with pertaining to ReceptoPharm’s anti-viral drug. The microarray studies indicated that the exposure of healthy immune T-cells to our antiviral drugs activates the primary immune mechanisms. The expression of one such immune trigger, interferon gamma, is increased by as much as 20 times, acting as an effective antiviral agent, but without the significant negative clinical side effects of other interferon-based therapies. This may explain the broad antiviral activity observed with these types of agents. Based upon this data, these products could conceivably be used to substitute for the flu shot in winter or protect against other contagious viral diseases when vaccines are not readily available.

•
In January of 2007, Designer Diagnostics received positive results from its in-vitro analysis of its Tuberculosis (TB) test kit. Normal culturing methods can take as long as 10 weeks to produce results, where Designer Diagnostics test kits have shown similar results within 10 days.

•	In January of 2007, ReceptoPharm began its Phase IIb human clinical trial for the treatment of AMN.

•
In February of 2007, ReceptoPharm expanded their antiviral clinical research into Mexico and Peru where RPI-MN was used in early clinical studies. ReceptoPharm seeks to conduct two Phase II antiviral trials during the 2nd and 3rd quarters of 2007, each with a primary duration of 3-4 months.

•	In March of 2007, Designer Diagnostics engaged the U.S. Commercial Service to help build international sales of its diagnostic test kits.

•
On March 7, 2007, ReceptoPharm’s signed a letter of intent to create a Joint Venture with Nanogene Biotechnology, a Chinese biotech company. The proposed joint venture will develop the antiviral drug, RPI-MN, for the Chinese market.

•
In March of 2007, ReceptoPharm published an article in the Critical Reviews in Immunology special conference issue. The article, entitled “Alpha-Cobratoxin”, discussed Alpha-Cobratoxin as a possible therapy for Multiple Sclerosis, reviews the literature leading to the development for this application, and discusses the background and reasoning behind ReceptoPharm’s research on its treatment for Multiple Sclerosis (MS).

•	On March 27, 2007, we completed our first licensing payment on behalf of Designer Diagnostics to NanoLogix for the patents protecting Designer Diagnostics’ test kits.

•	On April 11, 2007, ReceptoPharm filed a patent for method of treating autoimmune diseases, including MS and Rheumatoid Arthritis.

•
During April 2007, ReceptoPharm completed its initial discussions with Zhong Xin Dong Tai Co., Ltd (“Nanogene Biotechnology”) to develop RPI-MN for the China market. RPI-MN is ReceptoPharm’s drug candidate being researched for the treatment of HIV/AIDS and other viral disorders. According to a signed Memorandum of Understand between ReceptoPharm and Nanogene Biotechnology. ReceptoPharm will need to confirm safety and efficacy of RPI_MN by completing pre-clinical studies at Soochow University located in China. Nanogene Biotechnology will provide the drug raw material and ReceptoPharm will modify the products and provide the proper study protocols. Upon successful completion of the pre-clinical studies, ReceptoPharm and Nanogene Biotechnology will proceed with clinical trials aimed at gaining full regulatory approval in China.

•
On May 2, 2007, Designer Diagnostics announced that it would conduct clinical trials for their Tuberculosis and NonTuberculois Mycobacterium diagnostic test kits at the National Jewish Medical and Research Center in Denver, Colorado. The purpose of the clinical trials are to validate the efficacy of the test kits for use with Tuberculosis and Non-Tubernulosis Mycobacterium patients as well as for the with environmental testing. The clinical trials for Designer Diagnostics are the final step required by the FDA prior to applying for FDA regulatory approval of the test kits.

•	During May 2007, Designer Diagnostics completed the an upgrade of its Tuberculosis diagnostic test kits enabling such the test kits to show more rapid and reliable results.

•	During July 2007, ReceptoPharm successfully completed enrollment in its phase llb human clinical trial for the treatment of AMN.

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

Third-party researchers are currently validating Designer Diagnostics’ TB Test Kit and we anticipate research completion by the end of our first quarter of 2008. Designer Diagnostics has a distribution agreement in principle with Svizera Pharmaceuticals in India, providing for the distribution of these test kits. The agreement is contingent upon a thirty-day test of the TB Test Kits and required validation. Svizera is the exclusive supplier of current TB diagnostic kits to the World Health Organization, and supplied over 15 million of those kits to the World Health Organization in 2005.

Designer Diagnostics’ President will attempt to develop a distribution network and actively market the test kits to supply administrators of companies and/or governmental organizations in the following markets: hospitals; pharmaceutical; biotechnology; medical device distributors. Designer Diagnostics will also attempt to acquire other medical diagnostic products to develop that same distribution market. Designer Diagnostic’s President will also seek license agreements to develop revenue streams consisting of drug discovery, drug development, and new medical device technologies.

ReceptoPharm

Clinical Studies

In January of 2007, ReceptoPharm began their clinical study in AMN.

AMN is a genetic disorder that affects the central nervous system. The disease causes neurological disability that is slowly progressive over several decades. Throughout our twelve month Plan of Operations and for 3 months thereafter, ReceptoPharm plans to conduct clinical studies of its AMN drug. The study is underway and completed its patient recruitment process and is being conducted by the Charles Dent Metabolic Unit located in London, England to conduct a clinical study that provides for:

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

Liquidity and Capital Resources

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2006 since we have experienced recurring net losses and at December 31, 2006, a working capital deficiency. Further, as stated in Note 1 to our consolidated financial statements for the year ended December 31, 2006, we have experienced significant losses from operations totaling $2,431,178 and $5,152,154 for the years ended December 31, 2006 and 2005, respectively and an accumulated deficit of $19,944,143 for the period from our inception to December 31, 2006. We had a working capital and stockholders’ deficit at December 31, 2006 of $1,862,888. For the year ended December 31, 2006, we incurred a net loss of $2,431,178. Further, for the six months ended June 30, 2007, we incurred a net loss of $731,829. At June 30, 2007, we had negative working capital of $1,785,270 and an accumulated deficit of $19,212,314. Our operations have been largely reliant upon receiving loans from our Chief Executive Officer. At June 30, 2007, we were indebted to our Chief Executive Officer in the amount of $1,621,579, the funds of which have enabled us to continue our operations. Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

We have estimated expenses of $500,000 pertaining to our twelve month Plan of Operations or $41,666 of monthly expenditures. At June 30, 2007, we had cash of $0; however, from July 1, 2007 to August 3, 2007, our President advanced us an additional $27,000 for our working capital. Based upon our current cash position, we have funds sufficient to conduct our operations for less than one month.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act) we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer who also acted as our Principal Financial and Accounting Officer. Following this inspection, these officers concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2007, the end of the period covered by this report. There have been no changes in our internal controls or in other factors, which have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date we carried out the evaluation.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings that occurred during the quarter ending June 30, 2007 that are reportable nor are there any material developments pertaining to the legal proceeding previously reported in our Form 10-KSB for the year ending December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered securities issuances during the quarter ending June 30, 2007.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

As reported in our Form 8-K filed with the Securities and Exchange Commission on May 9, 2007, and also previously reported in our Form 10-QSB for the period ending March 31, 2007, Dr. Tanvir Khandaker resigned as our director on May 8, 2007. Dr. Khandaker resigned as our Director to devote his time to other business interests. Dr. Khandaker’s resignation was not due to any disagreement with our operations, policies or practices.

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

Dated: August 17, 2007

NUTRA PHARMA CORP. Registrant

/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer and Chief Financial Officer