Form 10QSB
period 2007-09-30
NUTRA PHARMA CORP
filed 2007-11-14
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

As of November 14, 2007, there were 81,895,682 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Balance Sheet - Unaudited
September 30, 2007

ASSETS
Current assets:
Cash	$355
Inventory	11,425
Total current assets	11,780
Other assets	9,950
TOTAL ASSETS	$21,730

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$58,345
Accrued expenses	21,000
Due to officers	1,765,663
Other loans payable	100,000
Total current liabilities	1,945,008

Stockholders' (deficit):
Common stock, $0.001 par value, 2.0 billion shares
authorized; 81,895,682 shares issued and outstanding	81,896
Additional paid-in capital	17,954,473
(Deficit) accumulated during the development stage	(19,959,647)
Total stockholders' (deficit)	(1,923,278)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$21,730

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations - Unaudited

					For the
					Period From
					February 1,
					2000
					(Inception)
	Three Months Ended September 30,		Nine Months Ended September 30,		Through September 30,
	2006	2007	2006	2007	2007
Sales	$400	$-	$20,200	$-	$20,200

Cost of sales	66	-	3,472	-	3,472
Gross profit	334	-	16,728	-	16,728
Costs and expenses:
General and administrative	340,191	127,992	1,047,339	439,447	6,815,920
Research and development	181,617	-	331,750	-	1,740,237
General and administrative - stock based compensation	85,053	599,375	597,803	603,050	6,929,657
Write-off of advances to potential acquiree	-	-	-	-	629,000
Finance costs	-	-	-	-	786,000
Interest expense	-	19,966	-	54,102	374,085
Amortization of license agreement	-	-	-	-	155,210
Amortization of intangibles	-	-	-	-	656,732
Losses on settlements	-	-	-	-	1,261,284
Write-down of investment in subsidiary	-	-	-	-	620,805
Equity in loss of unconsolidated subsidiary	-	-	-	-	853,540
Write-off of investment in Portage BioMed	-	-	-	-	60,000
Write-off of investment in Xenacare	-	-	-	-	175,000
Net gain from deconsolidation of Receptopharm				(1,081,095)	(1,081,095)
Total costs and expenses	606,861	747,333	1,976,892	15,504	19,976,375
Net loss	$(606,527)	$(747,333)	$(1,960,164)	$(15,504)	$(19,959,647)
Per share information - basic and diluted:
Loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.00)

Weighted average common shares outstanding	72,520,021	79,655,954	71,092,017	75,502,385

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows - Unaudited

			For the
			Period From
			February 1,
			2000
			(Inception)
	Nine Months Ended September 30,		Through
			September 30,
	2006	2007	2007
Cash flows from operating activities:

Net cash (used in) operating activities	$(1,398,054)	$(630,825)	$(5,513,570)

Cash flows from investing activities:
Cash reduction due to deconsolidation of Infectech	-	-	(2,997)
Cash acquired in acquisition of Infectech	-	-	3,004
Acquisition of property and equipment	-	-	(96,029)
Investments carried at cost	-	-	(235,000)
Net cash (used in) investing activities	-	-	(331,022)

Cash flows from financing activities:
Common stock issued for cash	622,000	-	2,679,500
Proceeds from convertible loans	-	-	304,750
Proceeds from notes payable	-	-	100,000
Loans from stockholders, net of repayments	760,902	612,288	2,760,697
Net cash provided by financing activities	1,382,902	612,288	5,844,947
Net increase (decrease) in cash	(15,152)	(18,537)	355
Cash - beginning of period	69,027	18,892	-
Cash - end of period	$53,875	$355	$355

See the accompanying notes to the financial statements.

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
September 30, 2007

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

2. BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2007, the Company had negative working capital of $1,933,228 and an accumulated deficit of $19,959,647.

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

Effective in April 2007, the Company ceased advancing funds to Receptopharm and had no further commitment to fund them. As such, the Company deconsolidated Receptopharm from its financial statements at June 30, 2007. This deconsolidation resulted in a gain of $1,081,095. This gain resulted from the Company reversing the net losses of Receptopharm included in its consolidated financial statements and including the net losses as if the equity method had been applied. In addition, the Company wrote off the balance of its investment in ($2,000,000) and advances to ($975,000) Receptopharm as discussed above as they were deemed to be impaired at June 30, 2007.

The gain was computed as follows:

Net losses included in the consolidated financial statements	$4,056,095
Investment advances and equity method losses	(2,975,000)
Gain on deconsolidation	$1,081,095

5. DUE TO OFFICERS

During the nine months ended September 30, 2007, the Company borrowed an additional $612,228 from its President, Rik Deitsch, increasing the total amount owed under to Mr. Deitsch to $1,765,663 at September 30, 2007. This demand loan is unsecured and bears interest at a rate of 4.0%. Included the amount owed to Mr. Deitsch is $86,288 of accrued interest.

6. STOCKHOLDERS’ (DEFICIT) AND DEFERRED COMPENSATION

On June 27, 2007, the Company issued 5,000,000 shares of its common stock to its legal counsel for future services. These shares were issued pursuant to an effective registration statement on Form S-8 and were not subject to a vesting period. The fair market value of the shares on the date of grant was $0.07 and accordingly, the Company recorded deferred compensation of $350,000. As of June 30, 2007, the Company received services totaling $3,675, which reduced the amount of deferred compensation to $346,325. During the three-month period ending September 30, 2007, the Company received services totaling $346,325 and accordingly, expensed the remaining $346,325 of deferred compensation.

On August 27, 2007, the Company issued an aggregate of 615,000 shares of restricted common stock to two consultants in exchange for services rendered. The fair market value of the shares on the date of grant was $0.07 and accordingly, the Company recorded stock based compensation of $43,050.

Also on August 27, 2007, the Company issued 3,000,000 shares to a consultant in exchange for services rendered. These shares were issued pursuant to an effective registration statement on Form S-8 and were not subject to a vesting period. The fair market value of the shares on the date of grant was $0.07 and accordingly, the Company recorded stock based compensation of $210,000.

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

The Company granted a five-year option to purchase 13,600,000 shares of the Company’s common stock at an exercise price equal to $0.27 per share, vesting over a two-year period. The option expires on May 31, 2010. The initial vesting of 6,800,000 options was contingent on the Company, through the efforts of Mr. Doherty and Doherty & Company, raising at least $500,000 of additional equity, debt or equity linked financing prior to October 31, 2005. This contingency was not met, and as a result, none of the 13,600,000 options ever vested.

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

A summary of stock options is as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value

Balance December 31, 2006	3,000,000	$0.25	$0.16
Exercised	-	-	-
Issued	-	-	-
Forfeited	-	-	-
Balance September 30, 2007	3,000,000	$0.25	$0.16

The following table summarizes information about fixed-price stock options:

Exercise Prices	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price

$.20	1,000,000	3.5 years	$.20
$.27	2,000,000	0.7 years	$.27

All options are vested and exercisable.

8. CONTINGENCIES

On April 4, 2005, a Motion to Enforce Settlement Agreement was filed against the Company in the Circuit Court of Broward County Florida by Bio Therapeutics, Inc. f/k/a Phylomed Corp. in Nutra Pharma Corp. v. Bio Therapeutics, Inc. (17th Judicial Circuit, Case No. 03-008928 (03). This proceeding results from the Company’s alleged breach of a settlement agreement that was entered into between Bio Therapeutics and the Company in resolution of a previous lawsuit between the Company and Bio Therapeutics.  In conjunction with the settlement agreement, the Company also entered into a related License Agreement and Amendment to the License Agreement (“License Agreement”) with Bio Therapeutics regarding certain pieces of intellectual property owned by Bio Therapeutics. In the April 4, 2005 motion, Bio Therapeutics alleges that the Company breached certain provisions of the License Agreement and requests that the Court grant its motion to enforce the Settlement Agreement by declaring the License Agreement terminated, enjoining the Company from further use of license products that was granted to the Company by the License Agreement, and awarding attorneys’ fees and costs to Bio Therapeutics.

The Company continues to defend against this action, including having filed an opposition to Bio Therapeutics motion for summary judgment and a cross-motion for summary judgment. The Company does not believe that this action will have a material effect upon its operations; and if the license agreement is terminated does not believe there will be a material negative impact on the Company.

9. SUBSEQUENT EVENT

From October 1 through November 7, 2007, the Company’s president advanced an additional $85,000 to the Company for working capital.

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

•
In February of 2007, ReceptoPharm expanded their antiviral clinical research into Mexico and Peru where RPI-MN was used in early clinical studies. ReceptoPharm seeks to conduct two Phase II antiviral trials each with a primary duration of 3-4 months.

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

•
On May 2, 2007, Designer Diagnostics announced that it would conduct clinical trials for their Tuberculosis and NonTuberculois Mycobacterium diagnostic test kits at the National Jewish Medical and Research Center in Denver, Colorado. The purpose of the clinical trials are to validate the efficacy of the test kits for use with Tuberculosis and Non-Tubernulosis Mycobacterium patients as well as for environmental testing. The clinical trials for Designer Diagnostics are the final step required by the FDA prior to applying for FDA regulatory approval of the test kits. Designer Diagnostics is entering final protocol discussions with National Jewish during the month of November 2007 and plans to complete testing by the ending of the first quarter of 2008.

•	During May 2007, Designer Diagnostics completed the an upgrade of its Tuberculosis diagnostic test kits enabling such the test kits to show more rapid and reliable results.

•	During July 2007, ReceptoPharm successfully completed enrollment in its phase llb human clinical trial for the treatment of AMN.

•
In August of 2007, ReceptoPharm successful results on the use of their technology for the treatment of pain. The latest data demonstrated that RPI-78 was as effective as morphine at blocking pain signals in that part of the brain that signals the presence of pain. It was also confirmed that the drug did not use an opioid mechanism. Moreover, the duration of RPI-78’s effect was superior to morphine’s.

•
In November 2007, the Designer Diagnostics test kit technology was showcased at the 38th Union World Conference on Lung Health in South Africa. The test kits were used to isolate NTM from clinical samples of 300 AIDS patients.  For the first time ever on the Indian subcontinent, M. wolinskyi, a rapidly growing mycobacteria that is most commonly seen in post-traumatic wound infections and in immune-compromised patients, was successfully isolated in clinical samples. In addition, these test kits were also used for the first time to isolate NTM from soil and water samples collected from the environment of patients with NTM disease.

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

Liquidity and Capital Resources

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2006 since we have experienced recurring net losses and at December 31, 2006, a working capital deficiency. Further, as stated in Note 1 to our consolidated financial statements for the year ended December 31, 2006, we have experienced significant losses from operations totaling $2,431,178 and $5,152,154 for the years ended December 31, 2006 and 2005, respectively and an accumulated deficit of $19,944,143 for the period from our inception to December 31, 2006. We had a working capital and stockholders’ deficit at December 31, 2006 of $1,862,888. For the year ended December 31, 2006, we incurred a net loss of $2,431,178. At September 30, 2007, we had negative working capital of $1,933,228 and an accumulated deficit of $19,959,647. Our operations have been largely reliant upon receiving loans from our Chief Executive Officer. At September 30, 2007, we were indebted to our Chief Executive Officer in the amount of $1,765,663, the funds of which have enabled us to continue our operations. Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

We have estimated expenses of $500,000 pertaining to our twelve month Plan of Operations or $41,666 of monthly expenditures. At September 30, 2007, we had cash of $355; however, from October 1, 2007 to November 7, 2007, our President advanced us an additional $85,000 for working capital purposes. Based upon our current cash position, we have funds sufficient to conduct our operations for less than one month.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act) we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer who also acted as our Principal Financial and Accounting Officer. Following this inspection, these officers concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2007, the end of the period covered by this report. There have been no changes in our internal controls or in other factors, which have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date we carried out the evaluation.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 4, 2005, a Motion to Enforce Settlement Agreement was filed against us in the Circuit Court of Broward County Florida by Bio Therapeutics, Inc. f/k/a Phylomed Corp. in Nutra Pharma Corp. v. Bio Therapeutics, Inc. (17th Judicial Circuit, Case No. 03-008928 (03). This proceeding results from our alleged breach of a settlement agreement that was entered into between Bio Therapeutics and us in resolution of a previous lawsuit between us and Bio Therapeutics.  In conjunction with the settlement agreement, we also entered into a related License Agreement and Amendment to the License Agreement (“License Agreement”) with Bio Therapeutics regarding certain pieces of intellectual property owned by Bio Therapeutics. In the April 4, 2005 motion, Bio Therapeutics alleges that we breached certain provisions of the License Agreement and requests that the Court grant its motion to enforce the Settlement Agreement by declaring the License Agreement terminated, enjoining us from further use of license products that was granted to us by the License Agreement, and awarding attorneys’ fees and costs to Bio Therapeutics.

We continue to defend against this action, including having filed an opposition to Bio Therapeutics motion for summary judgment and a cross-motion for summary judgment. We do not believe that this action will have a material effect upon its operations, and if the license agreement is terminated we do not believe there will be a material negative impact on us.

There are no other legal proceedings that occurred during the quarter ending September 30, 2007 that are reportable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2007, the Company issued 365,000 shares of restricted common stock to a consultant in exchange for services rendered. The fair market value of the shares on the date of grant was $0.07.

On August 27, 2007, the Company issued 250,000 shares of restricted common stock to a consultant in exchange for services rendered. The fair market value of the shares on the date of grant was $0.07.

We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended ("the Act") in connection with the above issuances of these shares. We believed Sections 4(2) and 4(6) were available because:

·	We are not and were not a blank check company at the time of the offer or sale;

·	The investors had business experience and were accredited investors as defined by Rule 501 of Regulation D of the Act;

·	All offers and sales of the investment were made privately and no party engaged in any general solicitation or advertising of the proposed investment;

·	Each investor had a preexisting social, personal or business relationship with us and members of our management;

·	The investors were provided with all information sufficient to allow them to make an informed investment decision;

·	The investors had the opportunity to inspect our books and records and to verify statements made to induce them to invest;

·	The securities representing the investment were issued with a restrictive legend indicating the securities represented by the certificate have not been registered; and

·	No party received any transaction-based compensation such as commissions in regard to locating any investor for the venture.

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

Dated: November 14, 2007

NUTRA PHARMA CORP.
Registrant

/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer and Chief Financial Officer