Form 10KSB
period 2007-12-31
NUTRA PHARMA CORP
filed 2008-04-15
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The registrant's revenues for the fiscal year ended December 31, 2007 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2008 is $2,833,294.

As of March 31, 2008, there were 166,635,682 shares of common stock issued and outstanding.

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

PART I

Nutra Pharma Corp is referred to herein as “we”, “our” or “us”

Item 1. Business

General

Business Development

We were incorporated in the state of California on February 1, 2000. We have been conducting our operations as a development stage company under the name, Nutra Pharma Corp. since October 31, 2001. We have never been the subject of a bankruptcy, receivership, material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business, or similar such proceeding or event, apart from our merger with ReceptoPharm, Inc. discussed on pages 2 and 27 of this Form 10-KSB, which occurred after our December 31, 2007 year end, at which time ReceptoPharm, Inc. became our wholly owned subsidiary.

Our Business Model

We are a biopharmaceutical company that plans to engage in the acquisition, licensing and commercialization of pharmaceutical products and technologies for the management of neurological disorders, cancer, autoimmune and infectious diseases. ReceptoPharm, a biopharmaceutical company, which as of April 10, 2008, we own a 100% interest and is now our wholly owned subsidiary, has conducted research and development of two drugs, RPI-MN and RPI-78M for the potential treatment of  the following diseases:

•	Multiple Sclerosis (MS);

•	HIV/AIDS;

•	Chronic pain;

•	Myasthenia Gravis (Autoimmune Disease); and

•	Adrenomyeloneuropathy (AMN).

From June 2001 to April 2005, ReceptoPharm was a Biopharmaceutical research and development company.  Since April 2005, when ReceptoPharm began its AMN Trial in London, England, ReceptoPharm has been a clinical stage biopharmaceutical company.  ReceptoPharm has developed two drugs: (a) RPI-78M, to treat the neurological diseases, Multiple Sclerosis (MS), Adrenomyeloneuropathy (AMN), Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig ’s disease) and Myasthenia Gravis, and  (b) RPI-MN, to treat the viral diseases, HIV/AIDS and Hepatitis-C.

To date, none of these treatments have received FDA approval or approvals by any foreign country for the treatment of disease.

To date, we have not generated any significant revenues and we have generated no revenues during our 2007 Fiscal Year.

Additionally, we sell diagnostic test kits through our wholly owned subsidiary, Designer Diagnostics, Inc.

As detailed below, we have pursued our business model through ReceptoPharm, Inc. and Designer Diagnostics, Inc.

Description of Business

Equity Interest in ReceptoPharm - Drug Discovery Platform

In February 2004, we agreed to invest $2,000,000 in cash to acquire up to a 49.5% equity interest in ReceptoPharm Inc., a privately held development stage biopharmaceutical company located in Fort Lauderdale, Florida, which is developing technologies to treat the neorological diseases: multiple sclerosis; adrenomyeloneuropathy; amyotrophic lateral sclerosis; myasthenia gravis; and to treat the viral diseases, HIV and hepatitis-C. On February 10, 2006, we completed our $2,000,000 investment and at that date, we owned approximately 38% of the issued and outstanding common stock of ReceptoPharm.  We received less than a 49.5% interest in ReceptoPharm because our interest was diluted as a result of ReceptoPharm issuing additional shares of its common stock to various consultants and employees in exchange for services rendered. After our 2007 year-end, on April 10, 2008, we entered into a Share Exchange Agreement with ReceptoPharm whereby we acquired the remaining approximately 62% interest in ReceptoPharm. ReceptoPharm is now our wholly-owned subsidiary.

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

Business Strategy

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

Midterm goal - Our midterm strategy is to license our AMN, MS and HIV technologies in our attempt to bring these technologies to market within the next five years.

Other Components of our Business Strategy - Compassionate Release Programs

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

Potential Revenue Segments

Our potential revenue segments are composed of our attempt to generate revenues from license agreements, joint ventures, drug, and test kit sales with pharmaceutical companies, biotechnology companies and clinical diagnostic laboratories that generate license fees, as follows:

•	License revenues developed through licensing agreements;

•	Joint venture revenues developed through joint venture in foreign countries that will permit local clinical trials and regulatory approval outside the United States;

•	Drug sales should we be successful in obtaining FDA approval; and

•	Test kit sales sold through our wholly owned subsidiary, Designer Diagnostics, Inc.

To date, we have not earned any significant revenues regarding any of the above potential revenue segments.

Marketing

We currently do not have a marketing program for our drug products; however, if and when we have FDA approved drug treatments, we plan to develop a marketing strategy and market our products through pharmaceutical companies, other biotechnology companies, and diagnostic laboratories. Additionally, if and when a foreign joint venture receives local regulatory approval for our drug(s), we will participate in the marketing of those drugs in that country. Our Chief Executive Officer, Rik Deitsch, will market the treatments to licensing and development officers of those companies and will otherwise direct our marketing program. Additionally, we will attempt to secure consulting agreements with marketing consultants who will actively market our products to such companies and/or provide our Chief Executive Officer with marketing guidance. Our diagnostic test kits are currently being marketed through our wholly owned subsidiary, Designer Diagnostics, Inc., under Neil Roth’s direction, who is Designer Diagnostics’ President.

Employees

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

ReceptoPharm believes its product focus will potentially expand the neuropharmaceutical segment of the peptide or protein (Biologics) market. ReceptoPharm has four novel anticholinergic therapeutic protein products in various stages of development for the treatment of Human Immunodeficiency Virus (HIV), Multiple sclerosis (MS) Adrenomyeloneuropathy (AMN), Drug Addiction and Pain. All these diseases demonstrate a clear involvement with the nicotinic acetylcholine receptor (NAchR).

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

Both of ReceptoPharm’s drugs inhibited HIV replication in MAGI cells by 50-60% and peripheral mononucular cells by 90% in testing conducted by Dr. Juan Lama of the La Jolla Institute for Molecular Medicine in San Diego, California. Separate Phase I studies by Cure Aids Now of Miami, Florida were also conducted by Dr. Jamal with orally and parentally administered RPI-78M in HIV patients confirmed safety, tolerability and provided preliminary evidence of efficacy.

RPI-MN recently demonstrated the ability to inhibit the replication of highly drug-resistant strains of HIV isolates (resistant to protease (PR) or reverse transcriptase (RT) inhibitors). Drug resistance has become a critical factor in long-term management of HIV infection with some viral strains developing resistance in as little as 3 weeks. Current treatment for HIV infection is a complicated regimen of anti-viral drugs, often consisting of what is referred to as the HAART cocktail, which is a Highly Active Anti-Retroviral Therapy. This regimen often requires taking different drugs at precise intervals throughout the day and involves an expensive and complex drug regime. We believe that RPI-MN may obviate the need for such complex regimes and act as a monotherapy by. We believe that our drug could be taken as a stand-alone or as a monotherapy for the treatment of HIV infection.

The raw material for RPI-MN, cobra venom, is widely available even in the geographic areas having a high occurrence of HIV.

Multiple Sclerosis

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

We have been involved in litigation with Bio Therapeutics, which is described herein under Item 3, Legal Proceedings.

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

Compliance with Government Regulations and Need for Government Approval

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

In order to obtain FDA approval to market a new biological or pharmaceutical product, proof of product safety, purity, potency and efficacy, and reliable manufacturing capability must be submitted. This requires companies to conduct extensive laboratory, pre clinical and clinical tests. This testing, as well as preparation and processing of necessary applications, is expensive, time-consuming and often takes several years to complete. There is no assurance that the FDA will act favorably in making such reviews. Our potential partners or we may encounter significant difficulties or costs in their efforts to obtain FDA approvals, which could delay or preclude from marketing any products that may be developed. The FDA may also require post-marketing testing and surveillance to monitor the effects of marketed products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if problems occur following initial marketing, such as, compliance with regulatory standards is not maintained. Delays imposed by governmental marketing approval processes may materially reduce the period during which a company will have the exclusive right to exploit patented products or technologies. Refusals or delays in the regulatory process in one country may make it more difficult and time consuming to obtain marketing approvals in other countries.

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

According to the FDA, a "device" is: "an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory which is recognized in the official National Formulary, or the United States Pharmacopoeia, or any supplement to them, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or intended to affect the structure or any function of the body of man or other animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes."

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

Research and Development

During 2006, we spent $410,921 on research and development activities, most of which was funded by our President. All of these costs were incurred by ReceptoPharm during 2006, at which time our financial statements were consolidated with ReceptoPharm’s financial results. Because our financial statements for our 2007 Fiscal Year are not consolidated with ReceptoPharm’s financial results, we have no research and development costs during 2007.

Effect of Compliance with Federal, State, and Local Provisions for the Protection of the Environment

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

Dependence on one or a Few Major Customers

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

Patents, Trademarks, Licenses and Intellectual Property

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

Patents Assigned to Us by Nanologix, Inc. and Used by Designer Diagnostics

On January 24, 2006 we entered into an Agreement with NanoLogix whereby we exchanged our entire holding of NanoLogix common stock for intellectual property pertaining to the manufacture of test kits for the rapid isolation, detection and antibiotic sensitivity testing of certain mycobacteria. The agreement provides that: (a) NanoLogix has reassigned to us 11 key patents protecting the diagnostics test kit technology in exchange for our entire holding of NanoLogix stock represented by 4,556,174 shares of that stock; (b) NanoLogix has licensed to us the remaining 18 patents that protect the diagnostics test kit technology in exchange for a 6% royalty on the gross sales of the products based on the licensed technology or a minimum of $20,000 annually; (c) we issued to NanoLogix 1 million options of our restricted common stock at $.20 per share; and (d) we will allow NanoLogix to continue their use of these patents for development of their hydrogen technology and other technologies unrelated to medical diagnostic test kits.

We own 11 issued U.S. patents and have licensing rights to 18 issued U.S. patents covering technologies related to growing, detecting, identifying, defining antibiotic sensitivity and designing apparatus for the detection of 32 different paraffin-eating microorganisms that were assigned to us by Nanologix, Inc.. These patents are used by our wholly owned subsidiary, Designer Diagnostics.

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

Markets

Target Market - ReceptoPharm

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

The World Health Organization estimates that 10 million people per year are treated for rabies with the majority of these occurring in third world countries. In the United States alone, an estimated 18,000 people undergo treatment for rabies at an individual cost of $1,000 to $2,300, dependent upon location, for an aggregate US market value of $18 to $41 million annually.

Market Competition - ReceptoPharm

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

Main Competitors - ReceptoPharm

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

Ability to Compete - ReceptoPharm

The biotechnology research and development field is extremely competitive and is characterized by rapid change. Our competitors have substantially greater financial, scientific, and human resources, and as a result greater research and product development capabilities. Our competitors have competitive advantages with greater potential to develop revenue streams. Our competitors are located in the United States as well as around the world. We will attempt to complete by establishing strategic partners or alliances with pharmaceutical companies, academic institutions, biotechnology companies, and clinical diagnostic laboratories, which will enter into joint ventures, emphasizing that the drugs RPI-MN and RPI-78M possess the following properties:

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

Competitive Weaknesses - ReceptoPharm

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

Market Competition – Designer Diagnostics

We view the main competition to Designer Diagnostics’ Test Kit technology to be divided into two areas: Tuberculosis and Non-Tubercular Mycobacterium. In the TB (Tuberculosis) Test Kit arena. Designer Diagnostics’ main competition is Becton, Dickinson and Company and their TB test kit is widely used throughout the world.

We intend to emphasize the advantages of our Designer Diagnostic kit on the basis of lower cost and that it does not require refrigeration or specialized equipment for utilization.  When looking at NTM (Non-Tubercular Mycobacterium) Test Kits, there is no competition with a kit that will work on all 15 identified types of NTMs.  Becton, Dickinson and Company is a purveyor and major competition for kits that can be used for NTMs, but they require different tests for most types. The Designer Diagnostics NTM Test Kit can be used to identify all types and subtypes of NTMs in a single test. Additionally, there is currently no competition for the use of an NTM test for environmental applications. Designer Diagnostics has begun marketing the first ever diagnostic test for identifying NTMs in soil, water and other environmental media.

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

We have no investments in real estate, real estate mortgages or any other real estate related investments and we have no intention of making any such investments or establishing related invested policies.

Item 3. Legal Proceedings

On April 4, 2005, a Motion to Enforce Settlement Agreement was filed against us in the Circuit Court of Broward County Florida by Bio Therapeutics, Inc. f/k/a Phylomed Corp. in Nutra Pharma Corp. v. Bio Therapeutics, Inc. (17th Judicial Circuit, Case No. 03-008928 (03). This proceeding results from our alleged breach of a settlement agreement that was entered into between Bio Therapeutics and us in resolution of a previous lawsuit between us and Bio Therapeutics that was resolved by entering into a Settlement Agreement.  In conjunction with the settlement agreement, we also entered into a related License Agreement and Amendment to the License Agreement (“License Agreement”) with Bio Therapeutics regarding certain pieces of intellectual property owned by Bio Therapeutics. In the April 4, 2005 motion, Bio Therapeutics alleges we breached certain provisions of the License Agreement and requests that the Court grant its motion to enforce the Settlement Agreement by declaring the License Agreement terminated, enjoining us from further use of license products that was granted to us by the License Agreement, and awarding attorneys’ fees and costs to Bio Therapeutics.

During the last quarter of 2007, we moved for summary judgment regarding Bio Therapeutics’ Motion to Enforce Settlement Agreement and the Court, at oral argument, granted our summary judgment motion. We are waiting for the Court to enter an order granting our motion for summary judgment and denying Bio Therapeutics’ Motion to Enforce Settlement.

There are no other legal proceedings that occurred during our Fiscal Year 2007 that are reportable.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2007 for a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market Price of and Dividends on our Common Equity and Related Stockholder Matters.

Market Information

Our common stock is quoted on the over-the-counter bulletin board under the trading symbol "NPHC." The following table sets forth the high and low bid prices for each quarter within the last two fiscal years.

	2006		2007
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	.33	.17	$.13	$.09
Second Quarter	.26	.14	$.10	$.07
Third Quarter	.16	.08	$.07	$.05
Fourth Quarter	.14	.08	$.05	$.03

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

Holders

As of March 31, 2008, based upon records obtained from our transfer agent, there were 246 holders of record of our common stock. Our transfer agent records does not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as our Board of Directors deems relevant. There are no restrictions contained in our bylaws or otherwise pertaining to our issuing dividends.

Equity Compensation Plan Information

Securities authorized per issuance under Equity Compensation Plans as of December 31, 2007.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	N/A
Equity compensation plans not approved by security holders	13,000,000	$0.59	17,005,000
Total	13,000,000	$0.59	17,005,000

The figures contained in the above chart are composed of the following 5 equity compensation plans that were not approved by our stockholders:

2003 Plan

On December 3, 2003, our Board of Directors approved the Employee/Consultant Stock Compensation Plan (the "2003 Plan").  The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock.  The maximum number of shares of common stock that may be issued under the 2003 Plan is 2,500,000. As of December 31, 2007, we had issued a total of 2,495,000 shares under the 2003 Plan.

2007 Plan

On June 6, 2007, our Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the "2007 Plan").  The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock.  The maximum number of shares of common stock that may be issued under the 2007 Plan is 25,000,000.  As of December 31, 2007, we had issued a total of 8,000,000 shares under the 2007 Plan, with 17,000,000 shares remaining under the 2007 Plan.  These shares were issued in exchange for services rendered to us during 2007.

Our Board of Directors is responsible for the administration of the 2003 and 2007 Plans and has full authority to grant awards under the Plans.  Awards may take the form of stock grants, options or warrants to purchase common stock.  The Board of Directors has the authority to determine: (a) the employees and consultants that will receive awards under the Plan, (b) the number of shares, options or warrants to be granted to each employee or consultant, (c) the exercise price, term and vesting periods, if any, in connection with an option grant, and (d) the purchase price and vesting period, if any, in connection with the granting of a warrant to purchase shares of common stock of the Company.

Five Year Option to Nanologix Inc.

On January 25, 2006, we and Nanologix entered into a definitive agreement pursuant to which Nanologix agreed to assign its ownership of 11 patents to us which protect Nanologix' infectious disease diagnostic test kit technology.  In connection with this agreement, we also issued Nanologix a five-year option to purchase 1,000,000 of the Company's common stock at an exercise price of $.20. This option vested immediately on January 25, 2006, the date of grant.

Five Year Option to Doherty & Company, LLC

On June 1, 2005, we retained Doherty & Company, LLC (“Doherty & Company”), to provide the services of Michael Doherty as executive Chairman of the Company. Concurrently, the Company also retained Doherty & Company to act as our agent in connection with prospective private capital-raising activities. On April 1, 2006, the Company and Mr. Doherty entered into a termination agreement whereby Mr. Doherty agreed to resign his position as our Chairman of Board. Upon the effectiveness of the termination agreement on April 1, 2006, we issued a five-year option to Mr. Doherty to purchase 2,000,000 shares of common stock at an exercise price of $.27 per share. The option vested immediately on the date of grant.

Warrants issued to Xinhua Financial Network

In October 2005, the Company entered into a one-year consulting agreement with Xinhua Financial Network (“Xinhua”), providing that Xinhua will introduce us to potential strategic and operational partners in The People's Republic of China and elsewhere in Asia.  In connection with this agreement, we issued a 5-year warrant to Xinhua to purchase 10,000,000 shares of our common stock at an exercise price of $.70.  The warrant is callable by us a price of $1.00 in the event that our market price exceeds $1.00.

Recent Sales of Unregistered Securities

In December 2007, we sold an aggregate of 4,800,000 shares of restricted common stock shares at $0.025 per share and received total gross proceeds of $120,000. These shares were not issued to the purchasers until March 13, 2008.

We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (“the Securities Act”) for the offer and sale of the above shares as well as those previously reported in our periodic filings. We believed Section 4(2) was available because: (a) there was no general solicitation in the offer or sale; (b) all purchasers were accredited investors; (c) we placed restrictive legends on the certificates representing these securities issued to the accredited investors stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale; and (d) the offer and sale did not involve a public offering.

We did not repurchase any of our securities during our 2007 Fiscal Year nor have we done so since our inception.

Item 6. Management’s Discussion and Analysis of Plan of Operations

 PLAN OF OPERATIONS

Pending adequate financing, we plan on spending total estimated expenses of $500,000 for the next 12 months, which will include: (a) $380,000 pertaining directly to our operations; and (b) $120,000 pertaining the operations of our subsidiary, Designer Diagnostics. Our Plan of Operations does not involve: (a) any expected purchase or sale of a plant or significant equipment; and/or (b) any expected significant changes in the number of our employees.

EXPENSES PERTAINING TO OUR OPERATIONS

Type Expenditure	Total Expenditure	Monthly Expenditure

Salaries*	$175,000	$14,583

Travel related expenses for our Chief Executive Officer	40,000	3,333
pertaining to research and due diligence

Professional Fees - Legal and Accounting	165,000	13,750

Total	$380,000	$31,666

* Salaries include the following: (a) Chief Executive Officer - $130,000; and (b) Administrative Assistant - $45,000

FUNDING OF DESIGNER DIAGNOSTICS, INC.

Type Expenditure	Total Expenditure	Monthly Expenditure

Operating Expenses
(Rent, supplies, utilities)	$50,000	$4,167
Salaries (President)	70,000	5,833
Total:	$120,000	$10,000

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

•
On March 7, 2007, ReceptoPharm’s signed a letter of intent to create a Joint Venture with Nan gene Biotechnology, a Chinese biotech company. The proposed joint venture will develop the antiviral drug, RPI-MN, for the Chinese market.

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

•
On May 2, 2007, Designer Diagnostics announced that it would conduct clinical trials for their Tuberculosis and NonTuberculois Mycobacterium diagnostic test kits at the National Jewish Medical and Research Center in Denver, Colorado. The purpose of the clinical trials are to validate the efficacy of the test kits for use with Tuberculosis and Non-Tubernulosis Mycobacterium patients as well as for environmental testing. The clinical trials for Designer Diagnostics are the final step required by the FDA prior to applying for FDA regulatory approval of the test kits. The studies are ongoing with plans to complete testing throughout 2008.

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

•
In November 2007, the Designer Diagnostics test kit technology was showcased at the 38th Union World Conference on Lung Health in South Africa. The test kits were used to isolate NTM from clinical samples of 300 AIDS patients and for the first time ever on the Indian subcontinent, M. Wolinskyi was successfully isolated in clinical samples. In addition, these test kits were also used for the first time to isolate NTM from soil and water samples collected from the environment of patients with NTM disease.

•
In November 2007, Designer Diagnostics was featured in an article published in the International Journal of TB and Lung Diseases. The article, which was authored by leading NonTuberculous Mycobacterium (NTM) research scientist, Dr. Rahul Narang, covered Designer Diagnostics’ paraffin culture technology to isolate NTM.

•	In December 2007, ReceptoPharm successfully completed its six-month patient crossover in the Phase IIb/IIIa clinical trial for the treatment of Adrenomyeloneuropathy (AMN).

•	On December 27, 2007 the Company expanded its licensing agreement with NanoLogix, Inc., to include intellectual property for the use of testing the environment for NonTuberculous Mycobacterium (NTM).

•	In February 2008, Designer Diagnostics started marketing the first-ever environmental test kit for the detection of Nontuberculous Mycobacteria (NTM) in water and soil.

•
On April 10, 2008, we completed the acquisition of ReceptoPharm through our purchase of their remaining 61.9% interest. ReceptoPharm is now our wholly owned subsidiary and will act as our Drug Discovery division.

OUR TWELVE-MONTH PLAN OF OPERATIONS PENDING ADEQUATE FINANCING

We intend to accomplish the following regarding our Plan of Operations over the next twelve months.

Designer Diagnostics, Inc.

Designer Diagnostics’ NTM Test Kits are now being marketed and will continue to be marketed to a global audience, including:

•	Hospitals;

•	Pharmaceutical companies;

•	Biotechnology companies;

•	Medical device distributors;

•	Governmental organizations;

•	Environmental testing facilities; and

•	Government water and soil testing facilities at the local, state and federal levels.

Over the next twelve months, Designer Diagnostics will attempt to distribute the test kits to the above companies and organizations. Our first sales occurred during our second quarter of 2006. When and if sales of the test kits exceed our operating budget, we will use the test kit proceeds to fund drug research and clinical studies in the area of MS and HIV.

Third-party researchers are currently validating Designer Diagnostics’ TB Test Kit and we anticipate research completion some time in 2008. Additionally, the test kits are now utilized for environmental analysis for the presence of NTM in the water and/or soil. This allows investigators to easily find the source of contamination and may greatly reduce NTM infections and outbreaks.

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

AMN is a genetic disorder that affects the central nervous system. The disease causes neurological disability that is slowly progressive over several decades. Throughout our twelve month Plan of Operations and for 3 months thereafter, ReceptoPharm plans to conduct clinical studies of its AMN drug. The study is underway and completed its patient recruitment process and is being conducted by the Charles Dent Metabolic Unit located in London, England to conduct a clinical study that provides for:

•	Recruitment of 20 patients with AMN;

•	Administering ReceptoPharm’s AMN drug under development; and

•	Monitoring patients throughout a 15-month protocol.

The clinical study is classified as a Phase IIb/IIIa study and is the final step required for regulatory approval of the drug.

In the areas of HIV and MS, ReceptoPharm plans to complete preclinical studies of its MS drug under development over the next 12 months. These include toxicology studies as well as pharmacokinetic studies required for regulatory approval. ReceptoPharm also plans to conduct clinical studies of its HIV and MS drugs under development. These "Phase II" studies will either prove or disprove the preliminary efficacy of ReceptoPharm's' HIV/MS drugs under development. ReceptoPharm is in the process of attempting to secure agreements with third parties to conduct such clinical studies.

Liabilities and Shareholders’ Equity

Liquidity and Capital Resources

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2007 since we have experienced recurring net losses and at December 31, 2007 have a working capital deficiency. Further, as stated in Note 1 to our consolidated financial statements for the year ended December 31, 2007, we have experienced significant losses from operations totaling $2,431,178 and $164,951 for the years ended December 31, 2006 and 2007, respectively and had an accumulated deficit of $20,109,094 for the period from our inception to December 31, 2007. We had a working capital and stockholders’ deficit at December 31, 2007 of $1,962,675 and $1,952,725, respectively. Our operations have been largely reliant upon receiving loans from our Chief Executive Officer. At December 31, 2007 and March 31, 2008, we were indebted to our Chief Executive Officer in the amount of $1,944,414 and $812,749, respectively, the funds of which have enabled us to continue our operations. Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

We have estimated expenses of $500,000 pertaining to our twelve month Plan of Operations or $41,666 of monthly expenditures. Based on our current cash position, we only have enough funds to accomplish our operational plan for a period of three months. Our ability to meet these expenses is dependent upon our ability to raise additional capital or our management loaning us sufficient funds to meet our expenses.

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

Item 7. Financial Statements

The Financial Statements appear in a separate section of this report following Part III

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of December 31, 2007, the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out by our sole executive officer Rik Deitsch, who is our Chief Executive Officer and Principal Financial Officer, and a member of our board of directors. Based upon his evaluation, Mr. Deitsch concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls over financial reporting

There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our Chief Executive Officer and Principal Financial Officer during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. Other Information

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

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

Listed below are our executive officers and directors as of December 31, 2007(3)

Name	Age	Position with the Company	Director Since

Rik J. Deitsch	40	Chairman, President, Chief Executive Officer, and Chief Financial Officer	2002
Stanley J Cherelstein	49	Director (1)	2004

Stewart Lonky, M.D.	61	Director (2)	2004

(1)	Stanley Cherelstein is the Chairman of our Audit Committee and Compensation Committee. Additionally, he is our Audit Committee Financial Expert.

(2)	Dr. Lonky is a member of our Audit Committee and Compensation Committee.

(3)
On May 8, 2007, Dr. Tanvir Khandaker resigned as our Director. He resigned from his position as our Director to devote his time to other business interests and his resignation was not due to any disagreement with our operations, policies or procedures. .

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

Corporate Governance:

a. Director Independence
Our common stock is quoted on the OTC Bulletin Board; that trading medium does not have director independence requirements. Under Item 407(a) of Regulation S-K (check), we have adopted the definition of independence used by the American Stock Exchange, which may be found in the American Stock Exchange Company guide at (s) 121(A)(2) (2007). This definition states that our Board of Directors must affirmatively determine whether any of our directors have a relationship that would interfere with the exercise of independent judgment in carrying out their responsibilities of a director. Based on this definitional standard, our Board of Directors has determined that Directors Cherelstein and Lonky are our independent directors.

b. Committees

(i) Audit Committee

On November 5, 2004, our Board of Directors established an Audit Committee.  We do not have an audit committee charter.  Mr. Cherelstein and Dr. Lonky serve on the Audit Committee.  Mr. Cherelstein is the Chairman of the Audit Committee and also the audit committee financial expert.  During our 2007 Fiscal Year, our Audit Committee met four times, the last committee meeting of which occurred on April 11, 2008, in connection with our 2007 Fiscal Year audit, at which time the audit committee reviewed the audited financial statements and related notes. The Audit Committee meets on a quarterly basis to review the quarterly financials. The Audit Committee addresses any questions it has to our Board members and officers, and our principal independent accountants.

(ii) Compensation Committee
On November 5, 2004, our Board of Directors established a Compensation Committee. We do not have a Compensation Committee Charter. Mr. Cherlestein and Dr. Lonky serve on our Compensation Committee and Mr. Cherestein is the Compensation Committee’s Chairman. During our 2007 Fiscal year, our Compensation Committee met one (1) time. Our Compensation Committee reviews all salaries, expenses, stock plans, and other compensation paid to our officers, directors, consultants, and others. Our Compensation Committee has not adopted any specific processes or procedures for considering executive and director compensation.

(iii) Nominating Committee

We do not have a Nominating Committee or similar committee performing similar functions nor a written Nominating Committee Charter. Our Board of Directors as a whole decides such matters, including those that would be performed by a standing nominating committee. We have not yet adopted a nominating committee because we have not sufficiently developed revenue generating operations. We do not currently have any specific or minimum criteria for the election of nominees to our Board of Directors nor do we have any process or procedure for evaluating such nominees.

c. Shareholder Communications

Our Board of Directors does not have any defined policy or procedure requirements for our stockholders to send communications to our Board of Directors, including submission of recommendations for nominating directors. We have not yet adopted a process for our security holders to communicate with our Board of Directors because we have not sufficiently developed our operations and corporate governance structure. We do have a toll-free number available on our website for our shareholders to contact us.

d. Board of Director Meetings.

We had no Board of Directors meetings during our 2007 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

e. Annual Shareholder Meetings

We held no annual shareholder meeting during 2007.

We request that all of our Directors attend our Annual Shareholder Meetings; however, we have no formal policy regarding their attendance.

f. Code of Ethics

We have a code of ethics that applies to all of our employees including its principal executive officer, principal financial officer and principal accounting officer. A copy of this code is available without charge on our website at www.nutrapharma.com. We intend to disclose any changes in or waivers from our code of ethics by posting such information on our website or by filing a Form 8-K.

Item 10. Executive Compensation

The following table summarizes compensation information for the last two fiscal years for (i) our Chief Executive Officer and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as our executive officers at the end of the fiscal year (collectively, the "Named Executive Officers").

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Rik Deitsch Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board	2007 2006	130,000 130,000	— —	— —	— —	— —	— —	— —	130,000 130,000

Director Compensation

There are no standard arrangements to which directors are compensated for services provided to us.

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2007 to any executive officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of March 31, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 166,635,682 shares issued and outstanding as of March 31, 2008.

Security Ownership of Beneficial Owners

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding

Opus International* 19 Hillsyde Court Cockeysville, Maryland 21030	11,692,556	7.0%

Total	11,692,556	7.0%

*On April 13, 2005, Opus International filed an amendment to Schedule 13D reporting that its 11,692,556 shares were purportedly pledged as collateral for a $2.5 million loan from Clarisco Stiftung. Opus International is a limited liability company organized under Maryland law. Opus International appears to have been controlled at various times by our former Chairman of the Board, Zirk Engelbrecht, and his then wife, Marcy Engelbrecht. We have attempted to ascertain from Opus International other information we consider regarding Opus International's reporting obligations; however, Opus International has failed to respond to our request for information. We have, however, been advised that the purported collateral, i.e. the stock certificate, provided by Opus International to Clarisco Stiftung, may not be perfected or be in negotiable form. We have been unable to obtain any additional information regarding the status of this matter.

Security Ownership of Management

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding

Rik J. Deitsch
Chief Executive Officer/President
791 Park of Commerce Blvd Suite 300
Boca Raton, Florida 33487	54,500,000	32.7%

Stanley J Cherelstein
Director
791 Park of Commerce Blvd. Suite 300
Boca Raton, Florida 33487	3,000,000	1.8%

Dr. Stewart Lonky
Director
1158 Chautaqua Boulevard
Pacific Palisades, California 90272	3,000,000	1.8%

All executive officers and directors as a group (3) persons	60,500,000	36.3%

Item 12. Certain Relationships and Related Transactions

Loan Transaction Between Our Chief Executive Officer/President and Us

At December 31, 2006, we owed our President, Rik Deitsch $1,153,375 in connection with demand loans made to us by Mr. Deitsch.  This amount included $40,000 of accrued interest.  During the year ended December 31, 2007, we borrowed an additional $791,000 from Mr. Deitsch.  The balance owed to Mr. Deitsch at December 31, 2007 was $1,944,414, which includes accrued interest of $105,039.  This demand loan is unsecured and bears interest at a rate of 4.0%. From January 1 through February 8, 2008, Mr. Deitsch loaned us an additional $55,000 for working capital purposes.  As a result of these additional loans and accrued interest from January 1 through February 29, 2008, we owed Mr. Deitsch $2,012,749 as of February 29, 2008. On March 14, 2008, our Board of Directors approved an offer made by Mr. Deitsch, to discharge $1,200,000 of Mr. Deitsch’s outstanding loan to us in exchange for 48,000,000 shares of restricted common stock.  The price per share in this loan conversion was $0.025.  After this conversion, the remaining balance of Mr. Deitsch’s loan to us was $812,749.

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

10.18	Patent Assignment Agreement dated January 24, 2006 between Nanologix, Inc. and Nutra Pharma Corp. (incorporated by reference to Form 10-KSB for period ending December 31, 2006)

10.19	International License Agreement between NanoLogix, Inc. and Nutra Pharma Corp. (incorporated by reference to Form 10-KSB for period ending December 31, 2006)

14.1	Code of Ethics (incorporated by reference to Report on Form 10-KSB/A filed on May 7, 2004).

21.1	Subsidiaries of Nutra Pharma Corp.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

On February 24, 2005, we engaged the firm of Stark Winter Schenkein & Co., as our new principal independent accountant to audit our financial statements. During our 2006 and 2007 Fiscal Years, we paid Stark Winter Schenkein & Co. audit fees as follows:

2006	2007

$35,300	$37,900

TAX FEES

No such fees were paid to Stark Winter Schenkein & Co. in 2006 or 2007.

ALL OTHER FEES

No such fees were paid to Stark Winter Schenkein & Co. in 2006 or 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRA PHARMA CORP.

/s/ Rik J. Deitsch
Rik J. Deitsch, Chairman, President, Chief Executive Officer and Chief Financial Officer

Dated: April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch	Chairman of the Board, President, Chief Executive Officer and	April 15, 2008
Rik J. Deitsch	Chief Financial Officer

/s/ Stanley Cherelstein	Director	April 15, 2008
Stanley Cherelstein

/s/ Stewart Lonky	Director	April 15, 2008
Stewart Lonky

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Nutra Pharma Corp.

We have audited the accompanying consolidated balance sheet of Nutra Pharma Corp. (a Development Stage Company) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ (deficit)and cash flows for the years ended December 31, 2006 and 2007, and the period from inception (February 1, 2000) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the period from inception (February 1, 2000) to December 31, 2003, were audited by other auditors whose report dated April 3, 2004, expresses an unqualified opinion and included a going concern paragraph on those financial statements. The financial statements for the period from inception (February 1, 2000) to December 31, 2003, reflect a net loss of $4,373,948 that is included in the related total for the period from inception (February 1, 2000) to December 31, 2007. The other auditors report has been previously furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Nutra Pharma Corp. (a Development Stage Company) as of December 31, 2007, and results of its operations and its cash flows for the years ended December 31, 2006 and 2007, and for period from inception (February 1, 2000) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Stark Winter Schenkein & Co., LLP

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
April 9, 2008

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2007

ASSETS
Current assets:
Cash	$122,810
Inventory	11,425
Total current assets	134,235
Other assets	9,950
TOTAL ASSETS	$144,185

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$22,496
Accrued expenses	30,000
Due to officers	1,944,414
Other loans payable	100,000
Total current liabilities	2,096,910

Stockholders' (deficit):
Common stock, $0.001 par value, 2.0 billion shares authorized; 81,895,682 shares issued and outstanding	81,896
Additional paid-in capital	18,074,473
(Deficit) accumulated during the development stage	(20,109,094)
Total stockholders' (deficit)	(1,952,725)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$144,185

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations

			For the
			Period From
			February 1,
			2000
			(Inception)
			Through
	Years Ended December 31,		December 31,
	2006	2007	2007
Sales	$20,200	$-	$20,200

Cost of sales	3,472	-	3,472
Gross profit	16,728	-	16,728
Costs and expenses:
General and administrative	1,385,971	566,921	6,943,393
Research and development	410,920	-	1,740,237
General and administrative - stock based compensation	605,421	603,050	6,929,657
Write-off of advances to potential acquiree	-	-	629,000
Finance costs	-	-	786,000
Interest expense	45,594	76,075	396,059
Amortization of license agreement	-	-	155,210
Amortization of intangibles	-	-	656,732
Losses on settlements	-	-	1,261,284
Write-down of investment in subsidiary	-	-	620,805
Equity in loss of unconsolidated subsidiary	-	-	853,540
Write-off of investment in Portage BioMed	-	-	60,000
Write-off of investment in Xenacare	-	-	175,000
Net gain from deconsolidation of Receptopharm	-	(1,081,095)	(1,081,095)
Total costs and expenses	2,447,906	164,951	20,125,822
Net loss	$(2,431,178)	$(164,951)	$(20,109,094)
Per share information - basic and diluted:
Loss per common share	$(0.03)	$(0.00)

Weighted average common shares outstanding	71,607,011	77,113,846

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
Period From Inception (February 1, 2000) to December 31, 2007

				Deficit
				Accumulated
			Additional	During the
	Common	Stock	Paid-in	Development
	Shares	Par Value	Capital	Stage	Total
Common stock issued to founders	39,000,000	$39,000	$(37,050)	$-	$1,950
Net loss	-	-	-	(1,950)	(1,950)
Balance - December 31, 2000	39,000,000	39,000	(37,050)	(1,950)	-

Proceeds from sale of common stock - $.025 per share	1,000,000	1,000	24,000	-	25,000
Common stock issued in connection with acquisition - $.025 per share	4,500,000	4,500	108,000	-	112,500
Net loss	-	-	-	(67,504)	(67,504)
Balance - December 31, 2001	44,500,000	44,500	94,950	(69,454)	69,996

Issuance of common stock in exchange for services - $.30 to $1.50 per share	656,000	656	670,874	-	671,530
Return of common stock by principal stockholder	(10,394,000)	(10,394)	10,394	-
Rescission of common stock issued in acquisition - $.025 per share	-	-	(112,500)	-	(112,500)
Cancellation of common stock issued in connection with rescission of acquisition	(2,037,500)	(2,038)	2,038	-	-
Net loss	-	-	-	(1,491,038)	(1,491,038)
Balance - December 31, 2002	32,724,500	32,724	665,756	(1,560,492)	(862,012)

Issuance of common stock in exchange for services - $.38 to $.76 per share	2,196,828	2,197	1,358,070	-	1,360,267
Cancellation of common stock issued in connection with rescission of acquisition	(2,055,000)	(2,055)	2,055	-	-
Value of common stock issued by stockholder to third party
in connection with settlement - $.51 per share	-	-	229,500	-	229,500
Conversion of stockholder loan into common stock - $.08 per share	10,300,000	10,300	1,637,712	-	1,648,012
Value of common stock issued by stockholder to employee
for services rendered - $.15 per share	-	-	75,000	-	75,000
Issuance of common stock in connection with acquisition - $.85 per share	4,502,549	4,503	3,822,664		3,827,167
Common stock deemed irretrievable in connection with rescission of acquisition - $.11 per share	-	-	23,375	-	23,375
Net loss	-	-	-	(2,813,456)	(2,813,456)
Balance - December 31, 2003	47,668,877	47,669	7,814,132	(4,373,948)	3,487,853

Cancellation of common stock issued in connection with rescission of acquisition	(199,000)	(199)	199	-	-
Cancellation of common stock issued in connection with settlement with third parties	(120,000)	(120)	120	-	-
Issuance of common stock in connection with acquisition - $.85 per share	775,538	776	658,431	-	659,207
Issuance of common stock in exchange for services - $.24 to $.66 per share	4,054,200	4,054	2,061,942	-	2,065,996
Issuance of common stock for cash - $.17 to $.25 per share	1,285,000	1,285	223,565	-	224,850
Conversion of convertible loans into common stock - $.16 per share	595,067	595	97,405	-	98,000
Common shares subscribed for services - 2,000,000 shares at $.40	-	-	800,000	-	800,000
Common shares subscribed for cash - 4,105,000 shares at $.17	-	-	697,850	-	697,850
Net loss	-	-	-	(7,986,853)	(7,986,853)
Balance - December 31, 2004	54,059,682	54,060	12,353,644	(12,360,801)	46,903

Issuance of shares subscribed for at December 31, 2004	6,105,000	6,105	(6,105)	-	-
Issuance of common stock for cash - $.17 to $.20 per share	5,667,500	5,668	1,104,132	-	1,109,800
Issuance of common stock in exchange for services - $.26 to $.37 per share	2,007,000	2,006	716,499	-	718,505
Issuance of common stock for loan repayment and interest - $.33 per share	1,458,000	1,458	479,682	-	481,140
Issuance of common stock by Receptopharm in exchange for services	-	-	636,685	-	636,685
Value of stock warrants issued to a consultant	-	-	1,500,000	-	1,500,000
Net loss	-	-	-	(5,152,164)	(5,152,164)
Balance - December 31, 2005	69,297,182	69,297	16,784,537	(17,512,965)	(659,131)

Issuance of common stock for cash - $.20 per share	3,110,000	3,110	618,890	-	622,000
Issuance of common stock in exchange for services - $.11 to $.21 per share	873,500	873	123,298	-	124,171
Issuance of common stock by Receptopharm in exchange for services	-	-	11,250	-	11,250
Value of stock options issued to an officer	-	-	260,000	-	260,000
Value of stock warrants issued to a former subsidiary	-	-	210,000	-	210,000
Net loss	-	-	-	(2,431,178)	(2,431,178)
Balance - December 31, 2006	73,280,682	$73,281	$18,007,976	$(19,944,143)	$(1,862,886)

Effect of deconsolidation of Receptopharm	-	-	(647,938)	-	(647,938)
Issuance of common stock in exchange for services - $0.07 per share	8,615,000	8,615	594,435	-	603,050
Common shares subscribed for cash -$0.025 per share	-	-	120,000	-	120,000
Net loss	-	-	-	(164,951)	(164,951)
Balance - December 31, 2007	81,895,682	$81,896	$18,074,473	$(20,109,094)	$(1,952,725)

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the
			Period From
			February 1,
			2000
			(Inception)
			Years Ended
			Through
	Years Ended December 31,		December 31,
	2006	2007	2007
Cash flows from operating activities:
Net loss	$(2,431,178)	$(164,951)	$(20,109,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	-	-	656,732
Amortization of license agreement	-	-	155,210
Depreciation	22,649	-	64,700
Write-off of advances to potential acquiree	-	-	629,000
Deconsolidation of Receptopharm	-	(1,252,244)	(1,252,244)
Stock-based compensation	605,420	603,050	9,038,403
Finance costs in connection with conversion of
stockholder loan into common stock	-	-	786,000
Expenses paid by stockholder	-	-	474,140
Losses on settlements	-	-	1,261,284
Write-down of investment in Infectech, Inc.	-	-	620,805
Equity in loss of unconsolidated subsidiary	-	-	853,540
Write-down of investment in Portage BioMed	-	-	60,000
Write-down of investment in Xenacare	-	-	175,000
Non-cash interest expense	45,594	-	315,278
Changes in operating assets and liabilities:
Increase in inventory	(11,425)	-	(11,425)
Decrease (increase) in other assets	(22,286)	30,644	(6,316)
Increase (decrease) in accounts payable	(5,037)	(21,866)	140,706
Increase (decrease) in accrued expenses	59,182	-	460,169
Net cash (used in) operating activities	(1,737,081)	(805,367)	(5,688,112)

Cash flows from investing activities:
Cash reduction due to deconsolidation of Infectech	-	-	(2,997)
Cash reduction due to deconsolidation of Receptopharm	-	(1,754)	(1,754)
Cash acquired in acquisition of Infectech	-	-	3,004
Acquisition of property and equipment	(9,889)	-	(96,029)
Investments carried at cost	-	-	(235,000)
Net cash (used in) investing activities	(9,889)	(1,754)	(332,776)

Cash flows from financing activities:
Common stock issued for cash	622,000	120,000	2,799,500
Proceeds from convertible loans	-	-	304,750
Proceeds from notes payable	100,000	-	100,000
Loans from stockholders, net of repayments	974,835	791,039	2,939,448
Net cash provided by financing activities	1,696,835	911,039	6,143,698
Net increase (decrease) in cash	(50,135)	103,918	122,810
Cash - beginning of period	69,027	18,892	-
Cash - end of period	$18,892	$122,810	$122,810

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:
Assumption of obligation under license agreement	$-	$-	$1,750,000
Value of shares issued as consideration in acquisition of Nutra Pharma, Inc.	$-	$-	$112,500
Payments of license fee obligation by stockholder	$-	$-	$208,550
Conversion of stockholder loan to common stock	$-	$-	$862,012
Loan advances to Bio Therapeutics, Inc. by stockholder	$-	$-	$629,000
Value of common stock issued as consideration in acquisition of Infectech, Inc.	$-	$-	$4,486,375
Liabilities assumed in acquisition of Infectech, Inc.			$115,586
Cancellation of common stock	$-	$-	$14,806
Value of common stock issued by stockholder to third party in connection with settlement	$-	$-	$229,500
Value of common stock issued by stockholder to employee for services rendered	$-	$-	$75,000
Net deferred taxes recorded in connection with acquisition	$-	$-	$967,586
Notes payable settled with common stock	$-	$-	$98,000
Settlement of stockholder loan in exchange for common stock of subsidiary	$-	$-	$1,384,931
Settment of debt with common stock	$-	$-	$206,750
Expenses paid by stockhoder	$-	$-	$119,140

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007

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

The Company has experienced significant losses from operations aggregating $2,431,178 and $164,951 for the years ended December 31, 2006 and 2007, and has an accumulated deficit of $20,109,094 for the period from inception to December 31, 2007. In addition, the Company had working capital and stockholders’ deficits at December 31, 2007 of $1,962,675 and $1,952,725 respectively and has no significant revenue generating operations.

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

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Nutra Pharma and its subsidiary Designer Diagnostics Inc. (collectively the "Company"). In addition, the Company consolidated Nanologix, Inc. (formerly known as "Infectech, Inc.") during the period from October 31, 2003 through September 28, 2004 (see Note 3). The Company also consolidated Receptopharm Inc. during the period from February 1, 2004 through March 31, 2007 (see Note 4).

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts payable, accrued expenses, loans payable and due to officers. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed.

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

Loss per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Stock-Based Compensation

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement were effective for the Company beginning January 1, 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for us on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 did not have a material impact on our financial statements for the year ended December 31, 2007.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending December 31, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 will become effective as of the beginning of our 2009 fiscal year. The adoption of these new Statements is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

2. ACQUISITIONS, JOINT VENTURE AND RESCISSIONS

Acquisition of Nutra Pharma, Inc.

On November 23, 2001, the Company acquired 100% of the issued and outstanding common stock of Nutra Pharma, Inc. ("NPI"), a privately held company, from its sole stockholder, pursuant to an agreement and plan for exchange of common stock. NPI was formed on May 3, 2001 under the laws of the State of Nevada andat the time of this acquisition, its only asset was an exclusive worldwide license agreement (the "License Agreement") to distribute a medicinal compound.The principal products that were intended to be developed from this medicinalcompound were products designed to treat and heal open wounds and other skin disorders such as acne and psoriasis. NPI was a development stage company, as it had not realized any revenue from the date of its inception on May 3, 2001through the date that it was acquired by the Company.

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

At December 31, 2005, the Company had funded a total of $1,860,000 to ReceptoPharm under the Agreement, which equated to a 37% ownership interest in ReceptoPharm. In February 2006, the Company funded an additional $140,000 to ReceptoPharm, thereby completing the $2,000,000 investment. As of December 31, 2006, the Company owned 4,444,445 shares or 38% of the issued and outstanding common equity of ReceptoPharm. In addition to its ownership interest, as of December 31, 2006, the Company had loaned ReceptoPharm $825,000 for working capital purposes.

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

7. DUE TO OFFICERS

At December 31, 2006, the Company owed its President, Rik Deitsch $1,153,375 in connection with demand loans made to the Company by Mr. Deitsch. This amount included $40,000 of accrued interest. During the year ended December 31, 2007, the Company borrowed an additional $791,039 from Mr. Deitsch. The balance owed to Mr. Deitsch at December 31, 2007 was $1,944,414 which includes accrued interest of $105,039. This demand loan is unsecured and bears interest at a rate of 4.0%.

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

On June 27, 2007, the Company issued 5,000,000 shares of its common stock to its legal counsel for services. These shares were issued pursuant to an effective registration statement on Form S-8 and were not subject to a vesting period. The fair market value of the shares on the date of grant was $0.07 and accordingly, the Company recorded stock based compensation of $350,000.

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

In December 2007, the Company sold an aggregate of 4,800,000 shares of restricted common stock at $0.025 per share and received gross proceeds of $120,000. These shares were not issued to the purchasers until March 13, 2008.

Equity Compensation Plans

On December 3, 2003, the Board of Directors of the Company approved the Employee/Consultant Stock Compensation Plan (the "2003 Plan"). The purpose of the
2003 Plan is to further the growth of Nutra Pharma by allowing the Company to compensate employees and consultants who have provided bona fide services to the Company, through the award of common stock of the Company. The maximum number of shares of common stock that may be issued under the 2003 Plan is 2,500,000.

On June 6, 2007 the Board of Directors of the Company approved the 2007 Employee/Consultant Stock Compensation Plan (the "2007 Plan"). The purpose of the 2007 Plan is to further the growth of Nutra Pharma by allowing the Company to compensate employees and consultants who have provided bona fide services to the Company, through the award of common stock of the Company. The maximum number of shares of common stock that may be issued under the 2007 Plan is 25,000,000.

The Board of Directors is responsible for the administration of the 2003 and 2007 Plans and has full authority to grant awards under the Plan. Awards may take the form of stock grants, options or warrants to purchase common stock. The Board of Directors has the authority to determine: (a) the employees and consultants that will receive awards under the Plan, (b) the number of shares, options or warrants to be granted to each employee or consultant, (c) the exercise price, term and vesting periods, if any, in connection with an option grant, and (d) the purchase price and vesting period, if any, in connection with the granting of a warrant to purchase shares of common stock of the Company.

As of December 31, 2007, the Company had issued a total of 2,495,000 shares under the 2003 Plan. These shares were issued to various consultants for services rendered to the Company during 2003 and 2004.

As of December 31, 2007, the Company had issued a total of 8,000,000 shares under the 2007 Plan. Of the total, 5,000,000 shares were issued to our law firm and 3,000,000 were issued to a consultant. These shares were issued in exchange for services rendered to the Company during 2007.

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

A summary of stock options is as follows:

		Weighted	Weighted
	Number	average	average
	of	exercise	fair
	shares	price	value

Balance at December 31, 2005	-

Issued	3,000,000	$.25	$.16

Balance at December 31, 2006 And 2007	3,000,000	$.25	$.16

The following table summarizes information about fixed-price stock options:

	Weighted	Weighted	Weighted-
	Average	Average	Average
Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price

$.20	1,000,000	3.05 years	$.20
$.27	2,000,000	.25 years	$.27
	3,000,000

All options are vested and exercisable.

In October 2005, the Company entered into a one-year consulting agreement with Xinhua Financial Network (“Xinhua”), providing that Xinhua will introduce us to potential strategic and operational partners in The People's Republic of China and elsewhere in Asia.  In connection with this agreement, we issued a 5-year warrant to Xinhua to purchase 10,000,000 shares of our common stock at an exercise price of $.70.  The warrant is callable by us a price of $1.00 in the event that our market price exceeds $1.00.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2007 and 2006. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

As of December 31, 2007, the Company has a net operating loss carry forward of approximately $4,000,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2027. The deferred tax asset of approximately $1,400,000 relating to the operating loss carry forward has been fully reserved at December 31, 2007. The increase in the valuation allowance related to the deferred tax asset was approximately $200,000 during 2007. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from Stock based compensation of approximately $8,400,000, non-cash finance charges of approximately $1,100,000, non-cash losses on settlements of approximately $1,000,000, non-cash losses related to Nanologix of approximately $1,700,000, losses of Receptopharm, Inc. of approximately $3,000,000 and the amortization on intangibles of approximately $800,000.

11. CONTINGENCIES

On April 4, 2005, a Motion to Enforce Settlement Agreement was filed against the Company in the Circuit Court of Broward County Florida by Bio Therapeutics, Inc. f/k/a Phylomed Corp. in Nutra Pharma Corp. v. Bio Therapeutics, Inc. (17th Judicial Circuit, Case No. 03-008928 (03). This proceeding results from an alleged breach of a settlement agreement that was entered into between Bio Therapeutics and the Company in resolution of a previous lawsuit between the Company and Bio Therapeutics.  In conjunction with the settlement agreement, the Company also entered into a related License Agreement and Amendment to the License Agreement (“License Agreement”) with Bio Therapeutics regarding certain pieces of intellectual property owned by Bio Therapeutics. In the April 4, 2005 motion, Bio Therapeutics alleges that the Company breached certain provisions of the License Agreement and requested that the Court grant its motion to enforce the Settlement Agreement by declaring the License Agreement terminated, enjoining the Company from further use of license products that were granted to the Company by the License Agreement, and awarding attorneys’ fees and costs to Bio Therapeutics.

In late 2007, the Company moved for summary judgment on Bio Therapeutics' Motion to Enforce Settlement Agreement and at an oral argument on the motion in February 2008, the Court granted the Company’s motion.  The Company is currently waiting for entry of the order granting its motion for summary judgment and denying Bio Therapeutics' Motion to Enforce Settlement Agreement. The Company does not believe that this action will have a material effect upon its operations, and if the license agreement is terminated the Company does not believe that there will be a material negative impact.

12. SUBSEQUENT EVENTS

ADDITIONAL OFFICER LOANS

From January 1 through February 8, 2008, the Company’s president Rik Deitsch loaned an additional $55,000 to the Company for working capital purposes. As a result of these additional loans and accrued interest from January 1 through February 29, 2008, the Company owed Mr. Deitsch $2,012,749 as of February 29, 2008.

CONVERSION OF OFFICER LOAN INTO COMMON STOCK

On March 14, 2008, the Company’s Board of Directors approved an offer made by Mr. Deitsch, to discharge $1,200,000 of Mr. Deitsch’s outstanding loan to the Company in exchange for 48,000,000 shares of restricted common stock. The price per share in this loan conversion was $0.025. After this conversion, the remaining balance of Mr. Deitsch’s loan to the Company was $812,749.

SALE OF SHARES OF COMMON STOCK IN CONNECTION WITH PRIVATE PLACEMENT

On March 19, 2008, the Company issued 4,800,000 shares of restricted common stock that were subscribed for at December 31, 2007 - see Note 8.

From January 1 through March 19, 2008, the Company completed additional private placements of restricted shares of its common stock, whereby it sold an aggregate of 14,940,000 shares at a price per share of $0.025. The Company received proceeds of $373,500 in connection with the sale of these shares.

In total, the Company sold 19,740,000 shares at a price per share of $0.025 and received proceeds of $493,500. In addition, the Company granted one (1) warrant for each share sold which gives each investor the right to purchase one additional share until December 31, 2012 at an exercise price of $0.10 per share.

STOCK BASED COMPENSATION

On March 13, 2008, the Company’s Board of Directors authorized the issuance of an aggregate of 17,000,000 shares of its restricted common stock in exchange for services rendered, as follows:

1,000,000 shares to each of four (4) consultants
2,000,000 shares to one (1) consultant
1,000,000 shares to an employee of the Company
5,000,000 shares to Rik Deitsch, the Company’s Chairman and Chief Executive Officer
2,500,000 shares to Stan Cherelstein, a Director of the Company
2,500,000 shares to Stewart Lonkey, a Director of the Company

The shares described above were valued at $0.025 per share which was the fair market value of the Company’s common stock on the date of grant.

ADDITIONAL LOANS TO RECEPTOPHARM

From January 1 through April 1, 2008, the Company loaned $300,000 to Receptopharm for working capital purposes.

ACQUISITION OF RECEPTOPHARM

On April 10, 2008, the Company completed a transaction pursuant to which it acquired the remaining sixty-two percent (62%) of Receptopharm’s issued and outstanding common shares in exchange for 30,000,000 shares of the Company’s common stock.  Prior to April 10, 2008, the Company owned 4,444,444 shares or approximately 38% of Receptopharm’s common stock (See Note 4.)  As a result of this transaction, the Company now owns 100% of the issued and outstanding common stock of Receptopharm.