Form 10-Q
period 2008-03-31
NUTRA PHARMA CORP
filed 2008-05-20
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission file numbers 000-32141

NUTRA PHARMA CORP.
(Name of registrant as specified in its charter)

California	91-2021600
(State or Other Jurisdiction of Organization)	(IRS Employer Identification Number)

791 Park of Commerce Blvd, Suite 300, Boca Raton, FL 33487
(Address of principal executive offices)

(954) 509-0911
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at May 12, 2008 was 186,135,682.

Part I.  Financial Information

Item 1.  Financial Statements

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash	$114,982	$122,810
Inventory	11,425	11,425

Total current assets	126,407	134,235

Receivable from Receptopharm	250,000	-
Other assets	9,950	9,950

TOTAL ASSETS	$386,357	$144,185

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$23,806	$22,496
Accrued expenses	22,000	30,000
Due to officers	812,749	1,944,414
Other loans payable	100,000	100,000

Total current liabilities	958,555	2,096,910

Stockholders' (deficit):
Common stock, $0.001 par value, 2.0 billion shares authorized
166,635,682 and 81,895,682 shares issued and outstanding, respectively	166,636	81,896
Additional paid-in capital	19,988,233	18,074,473
(Deficit) accumulated during the development stage	(20,727,067)	(20,109,094)

Total stockholders' (deficit)	(572,198)	(1,952,725)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$386,357	$144,185

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			For the
			Period From
			February 1,
			2000
			(Inception)
	Three Months Ended March 31,		Through
			March 31,
	2007	2008	2008

Sales	$-	$-	$20,200

Cost of sales	-	-	3,472

Gross profit	-	-	16,728

Costs and expenses:
General and administrative	312,970	177,284	7,120,677
Research and development	47,179	-	1,740,237
General and administrative - stock based compensation	-	425,000	7,354,657
Write-off of advances to potential acquiree	-	-	629,000
Finance costs	-	-	786,000
Interest expense	16,012	15,689	411,748
Amortization of license agreement	-	-	155,210
Amortization of intangibles	-	-	656,732
Losses on settlements	-	-	1,261,284
Write-down of investment in subsidiary	-	-	620,805
Equity in loss of unconsolidated subsidiary	-	-	853,540
Write-off of investment in Portage BioMed	-	-	60,000
Write-off of investment in Xenacare	-	-	175,000
Net gain from deconsolidation of Receptopharm	-	-	(1,081,095)

Total costs and expenses	376,161	617,973	20,743,795

Net loss	$(376,161)	$(617,973)	$(20,727,067)

Per share information - basic and diluted:
Loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding	73,280,262	87,318,319

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the
			Period From
			February 1,
			2000
			(Inception)
			Years Ended
	Three Months Ended March 31,		Through
			March 31,
	2007	2008	2008

Cash flows from operating activities:

Net cash (used in) operating activities	$(359,359)	$(186,328)	$(5,874,440)

Cash flows from investing activities:
Cash reduction due to deconsolidation of Infectech	-	-	(2,997)
Cash reduction due to deconsolidation of Receptopharm	-	-	(1,754)
Cash acquired in acquisition of Infectech	-	-	3,004
Acquisition of property and equipment	-	-	(96,029)
Loan to Receptopharm	-	(250,000)	(485,000)

Net cash (used in) investing activities	-	(250,000)	(582,776)

Cash flows from financing activities:
Common stock issued for cash	-	373,500	3,173,000
Proceeds from convertible loans	-	-	304,750
Proceeds from notes payable	-	-	100,000
Loans from stockholders, net of repayments	351,914	55,000	2,994,448

Net cash provided by financing activities	351,914	428,500	6,572,198

Net increase (decrease) in cash	(7,445)	(7,828)	114,982
Cash - beginning of period	18,892	122,810	-

Cash - end of period	$11,447	$114,982	$114,982

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:
Assumption of obligation under license agreement	$-	$-	$1,750,000
Value of shares issued as consideration in
acquisition of Nutra Pharma, Inc.	$-	$-	$112,500
Payments of license fee obligation by stockholder	$-	$-	$208,550
Conversion of stockholder loan to common stock	$-	$1,200,000	$2,062,012
Loan advances to Bio Therapeutics, Inc.
by stockholder	$-	$-	$629,000
Value of common stock issued as consideration
in acquisition of Infectech, Inc.	$-	$-	$4,486,375
Liabilities assumed in acquisition of Infectech, Inc.			$115,586
Cancellation of common stock	$-	$-	$14,806
Value of common stock issued by stockholder
to third party in connection with settlement	$-	$-	$229,500
Value of common stock issued by stockholder
to employee for services rendered	$-	$-	$75,000
Net deferred taxes recorded in connection
with acquisition	$-	$-	$967,586
Notes payable settled with common stock	$-	$-	$98,000
Settlement of stockholder loan in exchange
for common stock of subsidiary	$-	$-	$1,384,931
Settment of debt with common stock	$-	$-	$206,750
Expenses paid by stockhoder	$-	$-	$119,140

See the accompanying notes to the financial statements.

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
March 31, 2008

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Rule 8.03 of Regulation SX. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2007, and for the two years then ended, including notes thereto included in the Company’s Form 10-KSB.

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

2. BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2008, the Company had negative working capital of $832,148, a stockholders’ deficit of $572,198 and an accumulated deficit of $20,727,067. In addition, the Company has no revenue generating operations.

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

Pursuant to the Agreement, the Company acquired its interest in ReceptoPharm’s common equity for $2,000,000 in cash, which equates to a purchase price of $.45 per share. ReceptoPharm intended to use such funds to further research and development, which could significantly impact future results of operations.

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

During the three months ended March 31, 2008, the Company loaned Receptopharm $250,000 for working capital purposes (see Note 9).

4. DUE TO OFFICERS

During the three months ended March 31, 2008, the Company borrowed an additional $55,000 from its President, Rik Deitsch, increasing the total amount owed under to Mr. Deitsch to $2,012,749. This demand loan is unsecured and bears interest at a rate of 4.0%. Included in the amount owed to Mr. Deitsch is $118,374 of accrued interest.

On March 14, 2008, the Company’s Board of Directors approved an offer made by Mr. Deitsch, to discharge $1,200,000 of Mr. Deitsch’s outstanding loan to the Company in exchange for 48,000,000 shares of restricted common stock. The price per share in this loan conversion was the fair market value of the common shares of $0.025. After this conversion, the remaining balance of Mr. Deitsch’s loan to the Company was $812,749 as of March 31, 2008.

5. STOCKHOLDERS’ DEFICIT

In December 2007, the Company sold an aggregate of 4,800,000 shares of restricted common stock at $0.025 per share and received gross proceeds of $120,000. These shares were not issued to the purchasers until March 13, 2008.

From January 1 through March 19, 2008, the Company completed private placements of restricted shares of its common stock, whereby it sold an aggregate of 14,940,000 shares at a price per share of $0.025. The Company received proceeds of $373,500 in connection with the sale of these shares.

In total, the Company sold 19,740,000 shares at a price per share of $0.025 and received proceeds of $493,500. In addition, the Company granted one (1) warrant for each share sold which gives each investor the right to purchase one additional share until December 31, 2012 at an exercise price of $0.10 per share.

6. STOCK BASED COMPENSATION

On March 13, 2008, the Company’s Board of Directors authorized the issuance of an aggregate of 17,000,000 shares of its restricted common stock in exchange for services rendered, as follows:

1,000,000 shares to each of four (4) consultants
2,000,000 shares to one (1) consultant
1,000,000 shares to an employee of the Company
5,000,000 shares to the Company’s Chairman and Chief Executive Officer
2,500,000 shares to a Director of the Company
2,500,000 shares to a Director of the Company

The shares described above were valued at $0.025 per share which was the fair market value of the Company’s common stock on the date of grant. The Company recorded stock based compensation of $425,000 in connection with the issuance of these shares.

7. STOCK OPTIONS

A summary of stock options is as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value

Balance December 31, 2007	3,000,000	$0.25	$0.16
Exercised	-	-	-
Issued	-	-	-
Forfeited	-	-	-

Balance March 31, 2008	3,000,000	$0.25	$0.16

The following table summarizes information about fixed-price stock options:

Exercise Prices	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price

$.20	1,000,000	2.8 years	$.20
$.27	2,000,000	3.0 years	$.27
	3,000,000

All options are vested and exercisable.

8. CONTINGENCIES

On April 4, 2005, a Motion to Enforce Settlement Agreement was filed against the Company in the Circuit Court of Broward County Florida by Bio Therapeutics, Inc. f/k/a Phylomed Corp. in Nutra Pharma Corp. v. Bio Therapeutics, Inc. (17th Judicial Circuit, Case No. 03-008928 (03). This proceeding results from the Company’s alleged breach of a settlement agreement that was entered into between Bio Therapeutics and the Company in resolution of a previous lawsuit between the Company and Bio Therapeutics that was resolved by entering into a Settlement Agreement. In conjunction with the settlement agreement, the Company also entered into a related License Agreement and Amendment to the License Agreement (“License Agreement”) with Bio Therapeutics regarding certain pieces of intellectual property owned by Bio Therapeutics. In the April 4, 2005 motion, Bio Therapeutics alleges that the Company breached certain provisions of the License Agreement and requested that the Court grant its motion to enforce the Settlement Agreement by declaring the License Agreement terminated, enjoining the Company from further use of license products that was granted to it by the License Agreement, and awarding attorneys’ fees and costs to Bio Therapeutics.

During the last quarter of 2007, the Company moved for summary judgment regarding Bio Therapeutics’ Motion to Enforce Settlement Agreement and the Court and on April 28, 2008, the Court (i) granted the Company’s Cross Motion for Summary Judgment; (ii) declared Bio Therapeutics Amended Motion for Summary Judgment moot; and (iii) denied Bio Therapeutics Motion to Enforce Settlement Agreement.

9. SUBSEQUENT EVENTS

On April 10, 2008, the Company completed a transaction pursuant to which it acquired the remaining sixty-two percent (62%) of Receptopharm’s issued and outstanding common shares in exchange for a maximum of 30,000,000 shares of the Company’s common stock.  Prior to April 10, 2008, the Company owned 4,444,444 shares or approximately 38% of Receptopharm’s common stock (See Note 4.)  As a result of this transaction, the Company now owns 100% of the issued and outstanding common stock of Receptopharm. As of May 12, 2008, the Company had issued 19,000,000 shares of its common stock in connection with this transaction. In addition, during April 2008, the Company loaned Receptopharm an additional $100,000 for working capital purposes.

On April 29, 2008, the Company’s president advanced an additional $100,000 to the Company for working capital purposes, increasing the balance owed to $912,749.

During April 2008, the Company sold 500,000 shares of its restricted common stock to two (2) accredited investors at a price of $0.025 per share and received proceeds of $12,500.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

EXPENSES PERTAINING TO OUR OPERATIONS

Type of Expenditure	Total Expenditure	Monthly Expenditure

Salaries*	$175,000	$14,583

Travel related expenses for our Chief Executive Officer	40,000	3,333
pertaining to research and due diligence

Professional Fees -Legal and Accounting	165,000	13,750

Total	$380,000	$31,666

* Salaries include the following: (a) Chief Executive Officer - $130,000; and (b) Administrative Assistant - $45,000

FUNDING OF DESIGNER DIAGNOSTICS, INC.

Type Expenditure	Total Expenditure	Monthly Expenditure

Operating Expenses
(Rent, supplies, utilities)	$50,000	$4,167
Salaries (President)	70,000	5,833
Total:	$120,000	$10,000

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

ཉ
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

ཉ	In February 2006, we completed the initial funding of ReceptoPharm in the amount of $2,000,000.

ཉ	In January 2006, we established Designer Diagnostics to sell NonTuberculois Mycobacterium test kits.

ཉ
Designer Diagnostics held a Continuing Medical Education Seminar at the Mahatma Gandhi Institute in India on March 24, 2006 during the World Stop TB Day. At that meeting, Designer Diagnostics officially began marketing their test kits for the rapid isolation, detection and antibiotic-sensitivity testing of microbacteria. In March 2006, we made our first sales of Designer Diagnostics’ test kits.

ཉ
In May of 2006, ReceptoPharm received approval from the Medicines Health and Regulatory Agency (MHRA) for its application of human clinical trials for the treatment of Adrenomyeloneuropathy (AMN). The MHRA is the medical regulatory agency within the British Department of Health.

ཉ	From March and April of 2006, ReceptoPharm published two clinical trials on the use of their technology for the treatment of pain.

ཉ	In June of 2006, ReceptoPharm published the results of their EAE rat model of MS, which showed that their drug, RPI-78M, had promising results in an accepted animal model of the disease.

ཉ
In October of 2006, ReceptoPharm received Ethics Committee approval in the United Kingdom to begin its Phase IIb human clinical trial for the treatment of AMN. This approval allows for the late Phase II/early Phase III (Iib/IIIa) trial to begin.

ཉ	From November 29, 2006 to December 2, 2006, ReceptoPharm presented their analgesic research on RPI-78M at the International Conference on Neurotoxins (ICoN) in Hollywood, Florida.

ཉ
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

ཉ
In January of 2007, Designer Diagnostics received positive results from its in-vitro analysis of its Tuberculosis (TB) test kit. Normal culturing methods can take as long as 10 weeks to produce results, where Designer Diagnostics test kits have shown similar results within 10 days.

ཉ	In January of 2007, ReceptoPharm began its Phase IIb human clinical trial for the treatment of AMN.

ཉ
In February of 2007, ReceptoPharm expanded their antiviral clinical research into Mexico and Peru where RPI-MN was used in early clinical studies. ReceptoPharm seeks to conduct two Phase II antiviral trials each with a primary duration of 3-4 months.

ཉ	In March of 2007, Designer Diagnostics engaged the U.S. Commercial Service to help build international sales of its diagnostic test kits.

ཉ
On March 7, 2007, ReceptoPharm’s signed a letter of intent to create a Joint Venture with Nan gene Biotechnology, a Chinese biotech company. The proposed joint venture will develop the antiviral drug, RPI-MN, for the Chinese market.

ཉ
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

ཉ	On March 27, 2007, we completed our first licensing payment on behalf of Designer Diagnostics to NanoLogix for the patents protecting Designer Diagnostics’ test kits.

ཉ	On April 11, 2007, ReceptoPharm filed a patent for method of treating autoimmune diseases, including MS and Rheumatoid Arthritis.

ཉ
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

ཉ
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

ཉ	During May 2007, Designer Diagnostics completed the an upgrade of its Tuberculosis diagnostic test kits enabling such the test kits to show more rapid and reliable results.

ཉ	During July 2007, ReceptoPharm successfully completed enrollment in its phase llb human clinical trial for the treatment of AMN.

ཉ
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

ཉ
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

ཉ
In November 2007, Designer Diagnostics was featured in an article published in the International Journal of TB and Lung Diseases. The article, which was authored by leading NonTuberculous Mycobacterium (NTM) research scientist, Dr. Rahul Narang, covered Designer Diagnostics’ paraffin culture technology to isolate NTM.

ཉ	In December 2007, ReceptoPharm successfully completed its six-month patient crossover in the Phase IIb/IIIa clinical trial for the treatment of Adrenomyeloneuropathy (AMN).

ཉ	On December 27, 2007 the Company expanded its licensing agreement with NanoLogix, Inc., to include intellectual property for the use of testing the environment for NonTuberculous Mycobacterium (NTM).

ཉ	In February 2008, Designer Diagnostics started marketing the first-ever environmental test kit for the detection of Nontuberculous Mycobacteria (NTM) in water and soil.

•
On April 10, 2008, we completed the acquisition of ReceptoPharm through our purchase of their remaining 61.9% interest. ReceptoPharm is now our wholly owned subsidiary and will act as our Drug Discovery division.

OUR TWELVE-MONTH PLAN OF OPERATIONS PENDING ADEQUATE FINANCING
We intend to accomplish the following regarding our Plan of Operations over the next twelve months.
Designer Diagnostics, Inc.

Designer Diagnostics’ NTM Test Kits are now being marketed and will continue to be marketed to a global audience, including:
ཉ	Hospitals;

ཉ	Pharmaceutical companies;

ཉ	Biotechnology companies;

ཉ	Medical device distributors;

ཉ	Governmental organizations;

ཉ	Environmental testing facilities; and

ཉ	Government water and soil testing facilities at the local, state and federal levels.

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

ཉ	Recruitment of 20 patients with AMN;

ཉ	Administering ReceptoPharm’s AMN drug under development; and

ཉ	Monitoring patients throughout a 15-month protocol.

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

Liquidity and Capital Resources

Our independent registered public accounting firm issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2007. We have experienced recurring net losses and at March 31, 2008, we had an accumulated deficit of $20,727,067, a working capital deficit of $832,148 and a stockholders’ deficit of $572,918. Our operations have been largely reliant upon receiving loans from our Chief Executive Officer. At March 31, 2008, we were indebted to our Chief Executive Officer in the amount of $812,749. Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

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

We have no alternative Plan of Operations. In the event that we do not obtain adequate financing to complete our Plan of Operations or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:

ཉ	Sell or dispose of our assets, if any;

ཉ	Pay our liabilities in order of priority, if we have available cash to pay such liabilities;

ཉ	If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;

ཉ	File a Certificate of Dissolution with the State of California to dissolve our corporation and close our business;

ཉ
Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and

ཉ
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

Results of Operations

We did not recognize any revenues in the quarters ended March 31, 2008 and 2007.

General and administrative expenses decreased by 43.4% or $135,686 from $312,970 for the quarter ended March 31, 2007, to $177,284 for the quarter ended March 31, 2008. This decrease is due primarily to the fact that in 2007, we consolidated the results of operations of Receptopharm. We did not consolidate the results of operations of Receptopharm in the quarter ended March 31, 2008.

We incurred a net loss of $617,973 during the quarter ending March 31, 2008 compared to a net loss of $376,161 for the comparable period in 2007. Of the total loss in 2008, $425,000 was attributable to non-cash stock based compensation related to the issuance of 17,000,000 shares of our common stock to employees and consultants in exchange for services rendered.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

ཉ	an obligation under a guarantee contract;

ཉ	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets;

ཉ	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or;

ཉ
any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.”

We do not have any off-balance sheet arrangements or commitments that have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material, other than those which may be disclosed in this Management’s Discussion and Analysis of Financial Condition and the audited Consolidated Financial Statements and related notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision of our Chief Executive Officer who is also our Principal Financial and Accounting Officer. Following this inspection, this officer concluded that our disclosure controls and procedures were effective as of March 31, 2008, the end of the period covered by this report. There have been no changes in our internal controls or in other factors, which have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date of the evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, who also acted as our Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 4, 2005, a Motion to Enforce Settlement Agreement was filed against us in the Circuit Court of Broward County Florida by Bio Therapeutics, Inc. f/k/a Phylomed Corp. in Nutra Pharma Corp. v. Bio Therapeutics, Inc. (17th Judicial Circuit, Case No. 03-008928 (03). This proceeding results from our alleged breach of a settlement agreement that was entered into between Bio Therapeutics and us in resolution of a previous lawsuit between us and Bio Therapeutics that was resolved by entering into a Settlement Agreement. In conjunction with the settlement agreement, we also entered into a related License Agreement and Amendment to the License Agreement (“License Agreement”) with Bio Therapeutics regarding certain pieces of intellectual property owned by Bio Therapeutics. In the April 4, 2005 motion, Bio Therapeutics alleges that the Company breached certain provisions of the License Agreement and requested that the Court grant its motion to enforce the Settlement Agreement by declaring the License Agreement terminated, enjoining us from further use of license products that was granted to it by the License Agreement, and awarding attorneys’ fees and costs to Bio Therapeutics. During the last quarter of 2007, we moved for summary judgment regarding Bio Therapeutics’ Motion to Enforce Settlement Agreement and the Court and on April 28, 2008, the Court (i) granted us a Cross Motion for Summary Judgment; (ii) declared Bio Therapeutics Amended Motion for Summary Judgment moot; and (iii) denied Bio Therapeutics Motion to Enforce a Settlement Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We previously filed Forms 8-K filed on the following dates that detail our various securities sales and issuances during the quarter ending March 31, 2008 and thereafter on April 8, 2008 and April 14, 2008.

Item 5. Other Information

We previously filed a Form 8-K on April 14, 2008, which reported that as of March 14, 2008 there was a change in our control whereby our Chief Executive Officer, Rik J. Deitsch obtained control of us as a result of the issuance of an aggregate of fifty-three million (53,000,000) shares of our common stock to Rik J. Deitsch, five million (5,000,000) of which were issued for services and forty-eight million (48,000,000) shares for discharge of debt we owed to him. As of March 31, 2008, Rik J. Deitsch owned 32.7% of our outstanding shares of common stock.

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

Dated: May 20, 2008

NUTRA PHARMA CORP.
Registrant

/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Principal Financial Officer Chief Financial Officer/Principal Financial Officer