Form 10-Q
period 2008-06-30
NUTRA PHARMA CORP
filed 2008-08-19
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at July 31, 2008 was 186,135,682.

Part I.  Financial Information

Item 1.  Financial Statements

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$43,411	$122,810
Inventory	11,425	11,425
Prepaid expenses	25,514	-
Total current assets	80,350	134,235
Property and equipment, net	14,455	-
Goodwill	2,397,749	-
Other assets	8,133	9,950
TOTAL ASSETS	$2,500,687	$144,185

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$130,053	$22,496
Accrued expenses	737,289	30,000
Due to officers	1,324,279	1,944,414
Other loans payable	100,300	100,000
Total current liabilities	2,291,921	2,096,910

Stockholders' equity (deficit):
Common stock, $0.001 par value, 2.0 billion shares authorized 186,135,682 and 81,895,682 shares issued and outstanding, respectively	186,136	81,896
Additional paid-in capital	21,106,232	18,074,473
(Deficit) accumulated during the development stage	(21,083,602)	(20,109,094)
Total stockholders' equity (deficit)	208,766	(1,952,725)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,500,687	$144,185

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					For the
					Period From
					February 1,
					2000
					(Inception)
	Three Months Ended June 30,		Six Months Ended June 30,		Through June 30,
	2007	2008	2007	2008	2008
Sales	$-	$-	$-	$-	$20,200

Cost of sales	-	-	-	-	3,472
Gross profit	-	-	-	-	16,728
Costs and expenses:
General and administrative	2,161	342,233	315,131	519,517	7,462,910
Research and development	(47,179)	-	-	-	1,740,237
General and administrative - stock based compensation	-	-	-	425,000	7,354,657
Write-off of advances to potential acquiree	-	-	-	-	629,000
Finance costs	-	-	-	-	786,000
Interest expense	18,123	14,302	34,135	29,991	426,050
Amortization of license agreement	-	-	-	-	155,210
Amortization of intangibles	-	-	-	-	656,732
Losses on settlements	-	-	-	-	1,261,284
Write-down of investment in subsidiary	-	-	-	-	620,805
Equity in loss of unconsolidated subsidiary	-	-	-	-	853,540
Write-off of investment in Portage BioMed	-	-	-	-	60,000
Write-off of investment in Xenacare	-	-	-	-	175,000
Net gain from deconsolidation of Receptopharm	(1,081,095)	-	(1,081,095)	-	(1,081,095)
Total costs and expenses	(1,107,990)	356,535	(731,829)	974,508	21,100,330
Net income (loss)	$1,107,990	$(356,535)	$731,829	$(974,508)	$(21,083,602)

Net income (loss) per common share - basic	$0.02	$(0.00)	$0.01	$(0.01)

Net income (loss) per common share - diluted	$0.02	$(0.00)	$0.01	$(0.01)

Weighted average common shares outstanding - basic	73,500,462	184,221,396	73,391,179	135,769,858

Weighted average common shares outstanding - diluted	73,500,462	184,221,396	73,391,179	135,769,858

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the
			Period From
			February 1,
			2000
			(Inception)
			Years Ended
	Six Months Ended June 30,		Through June 30,
	2007	2008	2008

Cash flows from operating activities:
Net cash (used in) operating activities	$(479,650)	$(490,843)	$(6,178,955)
Cash flows from investing activities:
Cash reduction due to deconsolidation of Infectech	-	-	(2,997)
Cash reduction due to deconsolidation of Receptopharm	-	-	(1,754)
Cash acquired in acquisition of Infectech	-	-	3,004
Cash acquired in acquisition of Receptopharm		40,444	40,444
Acquisition of property and equipment	-	-	(96,029)
Loan to Receptopharm	-	(300,000)	(300,000)
Investments carried at cost	-	-	(235,000)
Net cash (used in) investing activities	-	(259,556)	(592,332)

Cash flows from financing activities:
Common stock issued for cash	-	461,000	3,260,500
Proceeds from convertible loans	-	-	304,750
Proceeds from notes payable	-	-	100,000
Loans from stockholders, net of repayments	468,203	210,000	3,149,448
Net cash provided by financing activities	468,203	671,000	6,814,698
Net increase (decrease) in cash	(11,447)	(79,399)	43,411
Cash - beginning of period	11,447	122,810	-
Cash - end of period	$-	$43,411	$43,411

See the accompanying notes to the financial statements.

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
June 30, 2008

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

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Nutra Pharma and its subsidiaries, Designer Diagnostics Inc. and Receptopharm Inc. (collectively, the “Company”).

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

2. BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2008, the Company had negative working capital of $2,211,571 and an accumulated deficit of $21,083,602. In addition, the Company has no revenue generating operations.

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

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
June 30, 2008

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. ACQUISITION OF RECEPTOPHARM, INC.

On April 10, 2008, the Company completed a transaction pursuant to which it acquired the remaining sixty-two percent (62%) of Receptopharm’s issued and outstanding common shares in exchange for a maximum of 30,000,000 shares of the Company’s common stock.  Prior to April 10, 2008, the Company owned 4,444,445 shares or approximately 38% of Receptopharm’s common stock.  As a result of this transaction, the Company now owns 100% of the issued and outstanding common stock of Receptopharm.

The exchange ratio in this transaction was four (4) Nutra Pharma shares for each Receptopharm share.

The Company accounted for this acquisition under the purchase method of accounting. The calculation of the total purchase cost is as follows:

Total number of Nutra Pharma shares issued	30,000,000
Market price of Nutra Pharma common stock on April 10, 2008	$0.035
Value of shares issued	$1,050,000
Loan to Receptopharm forgiven at closing	300,000
Liabilities of Receptopharm assumed at closing	1,119,413
Total purchase cost to be allocated	$2,469,413

Allocation of purchase cost:
Fair value of Receptopharm assets at closing	$71,664
Purchase cost in excess of fair value of assets acquired	2,397,749
Total purchase cost	$2,469,413

The purchase cost in excess of the fair value of net assets acquired was recorded as an goodwill.

As of June 30, 2008, the Company had issued a total of 19,000,000 shares of its common stock in exchange for 4,750,000 shares of Receptopharm. The Company expects to issue the remaining 11,000,000 shares to the Receptopharm shareholders during the quarter ending September 30, 2008.

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

At March 31, 2006, the Company had funded the $2,000,000 to ReceptoPharm under the Agreement, which equated to a 37% ownership interest in ReceptoPharm. As of March 31, 2007, the Company owned 4,444,445 shares or 38% of the issued and outstanding common equity of ReceptoPharm. In addition to its ownership interest, as of March 31, 2007, the Company had loaned ReceptoPharm $975,000 for working capital purposes.

For accounting purposes, the Company through March 31, 2007, had been treating its capital investment in ReceptoPharm as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of ReceptoPharm, such amounts are being charged to expense as incurred by
ReceptoPharm.

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
June 30, 2008

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

4. DUE TO OFFICERS

During the six months ended June 30, 2008, the Company borrowed an additional $210,000 from its President, Rik Deitsch, increasing the total amount owed under to Mr. Deitsch to $979,877. This demand loan is unsecured and bears interest at a rate of 4.0%. Included in the amount owed to Mr. Deitsch is $130,502 of accrued interest.

On March 14, 2008, the Company’s Board of Directors approved an offer made by Mr. Deitsch, to discharge $1,200,000 of Mr. Deitsch’s outstanding loan to the Company in exchange for 48,000,000 shares of restricted common stock. The price per share in this loan conversion was the fair market value of the common shares of $0.025.

5. STOCKHOLDERS’ EQUITY

From January 1 through June 30, 2008, the Company completed private placements of restricted shares of its common stock, whereby it sold an aggregate of 18,440,000 shares at a price per share of $0.025. The Company received proceeds of $461,000 in connection with the sale of these shares. In addition, the Company granted one (1) warrant for each share sold which gives the investor the right to purchase one (1) additional share until December 31, 2012 at an exercise price of $0.10 per share.

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

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
June 30, 2008

7. STOCK OPTIONS

A summary of stock options is as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value

Balance December 31, 2007	3,000,000	$0.25	$0.16
Exercised	-	-	-
Issued	-	-	-
Forfeited	-	-	-

Balance June 30, 2008	3,000,000	$0.25	$0.16

The following table summarizes information about fixed-price stock options:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price

$.20	1,000,000	2.8 years	$.20
$.27	2,000,000	3.0 years	$.27
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

9. SUBSEQUENT EVENTS

On July 23, 2008, the Company’s President advanced an additional $11,000 to the Company for working capital purposes, increasing the balance owed to $990,877.

On July 31, 2008, the Company completed a private placement of restricted shares of its common stock, whereby it sold 4,000,000 shares at a price per share of $0.025. The Company received proceeds of $100,000 in connection with the sale of these shares. In addition, the Company granted one (1) warrant for each share sold which gives the investor the right to purchase one (1) additional share until December 31, 2012 at an exercise price of $0.10 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our independent registered public accounting firm issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2007. We have experienced recurring net losses and at June 30, 2008, we had an accumulated deficit of $21,083,602, and negative working capital of $2,211,571. Additionally, we have no revenue generating operations. Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. Should we fail to secure adequate financing or establish a revenue base for our operations, we may deplete our available funds and be unable to pay our obligations.

We have estimated expenses of $2,575,000 pertaining to our twelve month Plan of Operations or $214,583 of monthly expenditures. Based on our current cash position, we only have enough funds to accomplish our operational plan for a period of three months. Our ability to meet these expenses is dependent upon our ability to raise additional capital or our management loaning us sufficient funds to meet our expenses.

We will attempt to satisfy our estimated cash requirements for our twelve month Plan of Operations through the sale of Designer Diagnostics’ test kits; however, if sales do not achieve adequate levels to provide for our operations, we will have to raise additional capital through a divestiture of assets, a private placement of our equity securities or, if necessary, possibly through shareholder loans or traditional bank financing or a debt offering; however, because we are a development stage company with a limited operating history and a poor financial condition, we may be unsuccessful in obtaining shareholder loans, conducting a private placement of equity securities, or in obtaining bank financing. In addition, if we only have nominal funds by which to conduct our operations, which will negatively impact development of our possible products.

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

Results of Operations – Comparison of Three Month Periods ending June 30, 2007 and June 30, 2008

We did not recognize any revenues in the quarters ended June 30, 2008 and 2007.

General and administrative expenses increased by $340,072 or 15736% from $2,161 for the quarter ended June 30, 2007 to $342,233 for the quarter ended June 30, 2008; this increase is due primarily to ReceptoPharm’s operations being consolidated into our operations during the quarter ending June 30, 2008, which was not so consolidated as of June 30, 2007.

We incurred a net loss of $356,535 during the 3 month period ending June 30, 2008 compared to net income of $1,107,990 for the comparable period in 2007. During the 3 month period ending June 30, 2007, we recognized a gain related to the deconsolidation of ReceptoPharm of $1,081,095. Excluding this gain our net income for the 3 months ended June 30, 2007 would have been $26,895.

Results of Operations – Comparison of Six Month Periods ending June 30, 2007 and June 30, 2008

We did not recognize any revenues during the six month periods ended June 30, 2008 and June 30, 2007.

General and administrative expenses increased by $204,386 or 39% from $315,131 for the six months ended June 30, 2007 to $519,517 for the six months ended June 30, 2008; this increase is due primarily to ReceptoPharm’s operations being consolidated into our operations during the quarter ending June 30, 2008, which was not so consolidated as of June 30, 2007.

We incurred a net loss of $974,508 during the 6 month period ending June 30, 2008 compared to net income of $731,829 for the comparable period in 2007. During the 6 month period ending June 30, 2007, we recognized a gain related to the deconsolidation of ReceptoPharm of $1,081,095. Excluding this gain our net income for the 6 months ended June 30, 2007 would have been $349,266.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

•	an obligation under a guarantee contract;

•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets;

•	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or;

•
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

Plan of Operations

Pending adequate financing, we plan on spending total estimated expenses of $2,575,000 for the next 12 months, which will include: (a) $380,000 pertaining directly to our operations; (b) $120,000 pertaining to the operations of our subsidiary, Designer Diagnostics and (c) $2,075,000 pertaining to the operations of our subsidiary, ReceptoPharm. Our Plan of Operations does not involve: (a) any expected purchase or sale of a plant or significant equipment; and/or (b) any expected significant changes in the number of our employees.

EXPENSES PERTAINING TO OUR OPERATIONS

Type of Expenditure	Total Expenditure	Monthly Expenditure

Salaries*	$175,000	$14,583

Travel related expenses for our Chief Executive Officer pertaining to research and due diligence	40,000	3,333

Professional Fees -Legal and Accounting	165,000	13,750

Total	$380,000	$31,666

* Salaries include the following: (a) Chief Executive Officer - $130,000; and (b) Administrative Assistant - $45,000

FUNDING OF RECEPTOPHARM, INC.

Type of Expenditure	Total Expenditure	Monthly Expenditure

Salaries	$350,000	$29,167

Clinical Trial expenses	1,045,000	87,083

R & D Expenses	394,000	32,833

Cost of raw materials and production	236,000	19,667

Operating Expenses (Rent, Supplies, Utilities, etc..)	50,000	4,167

Total	$2,075,000	$172,917

FUNDING OF DESIGNER DIAGNOSTICS, INC.

Type of Expenditure	Total Expenditure	Monthly Expenditure

Operating Expenses (Rent, supplies, utilities)	$50,000	$4,167
Salaries (President)	70,000	5,833
Total:	$120,000	$10,000

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

•	From March and April of 2006, ReceptoPharm published two clinical trials on the use of their technology for the treatment of pain.

•	In June 2006, ReceptoPharm published the results of their EAE rat model of MS, which showed that their drug, RPI-78M, had promising results in an accepted animal model of the disease.

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

•
On May 2, 2007, Designer Diagnostics announced that it would conduct clinical trials for their Tuberculosis and NonTuberculois Mycobacterium diagnostic test kits at the National Jewish Medical and Research Center in Denver, Colorado. The purpose of the clinical trials is to validate the efficacy of the test kits for use with Tuberculosis and Non-Tubernulosis Mycobacterium patients as well as for environmental testing. The clinical trials for Designer Diagnostics are the final step required by the FDA prior to applying for FDA regulatory approval of the test kits. The studies are ongoing with plans to complete testing throughout 2008.

•	During May 2007, Designer Diagnostics completed the upgrade of its Tuberculosis diagnostic test kits enabling such the test kits to show more rapid and reliable results.

•	During July 2007, ReceptoPharm successfully completed enrollment in its phase llb human clinical trial for the treatment of AMN.

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

•
On May 19, 2008, we announced today that ReceptoPharm, Inc. had received approval from the Florida Department of Agriculture and Consumer Services to conduct trials of its leading antiviral drug candidate, RPI-MN, as a treatment for Feline Leukemia Virus (FeLV).

•
On July 19, 2008, we announced the successful completion of ReceptoPharm’s Phase IIb/IIIa clinical trial of its leading drug candidate for neurological and autoimmune disorders, RPI-78M, as a treatment for Adrenomyeloneuropathy (AMN).

•
On August 6, 2008, we announced that ReceptoPharm had renewed its collaborative agreement with the Centers for Disease Control and Prevention (CDC) to study RPI-78M and RPI-MN as a possible therapy for Rabies.

•	On August 14, 2008, we announced initial positive safety data from ReceptoPharm’s Phase IIb/IIIa clinical study of RPI-78M for treating Adrenomyeloneuropathy (AMN).

OUR TWELVE-MONTH PLAN OF OPERATIONS PENDING ADEQUATE FINANCING

We intend to accomplish the following regarding our Plan of Operations over the next twelve months.

Designer Diagnostics, Inc.

Designer Diagnostics’ NTM Test Kits are now being marketed and we will attempt to market to a global audience, including:

•	Hospitals;

•	Pharmaceutical companies;

•	Biotechnology companies;

•	Medical device distributors;

•	Governmental organizations;

•	Environmental testing facilities; and

•	Government water and soil testing facilities at the local, state and federal levels.

Over the next twelve months, Designer Diagnostics will attempt to distribute the test kits to the above companies and organizations. Additionally, Designer Diagnostics will seek to create Joint Ventures and other partnerships for the efficient global distribution of the test kits. Our first sales occurred during our second quarter of 2006. When and if sales of the test kits exceed our operating budget, we will use the test kit proceeds to fund drug research and clinical studies in the area of MS and HIV.

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

The clinical study is classified as a Phase IIb/IIIa study. We announced the completion of the trial in July 2008. The data is being analyzed for presentation and publication. On August 14, 2008 we announced initial positive safety data from the trial. Final data analysis should be completed and released by the end of September 2008. We will be seeking a licensing partner to complete clinical trials and allow for Regulatory approval of the drug in the United Kingdom and the United States.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision of our Chief Executive Officer who is also our Principal Financial and Accounting Officer. Following this inspection, this officer concluded that our disclosure controls and procedures were effective as of June 30, 2008, the end of the period covered by this report. There have been no changes in our internal controls or in other factors, which have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date of the evaluation.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 4, 2005, a Motion to Enforce Settlement Agreement was filed against us in the Circuit Court of Broward County Florida by Bio Therapeutics, Inc. f/k/a Phylomed Corp. in Nutra Pharma Corp. v. Bio Therapeutics, Inc. (17th Judicial Circuit, Case No. 03-008928 (03). This proceeding results from our alleged breach of a settlement agreement that was entered into between Bio Therapeutics and us in resolution of a previous lawsuit between us and Bio Therapeutics that was resolved by entering into a Settlement Agreement. In conjunction with the settlement agreement, we also entered into a related License Agreement and Amendment to the License Agreement (“License Agreement”) with Bio Therapeutics regarding certain pieces of intellectual property owned by Bio Therapeutics. In the April 4, 2005 motion, Bio Therapeutics alleges that the Company breached certain provisions of the License Agreement and requested that the Court grant its motion to enforce the Settlement Agreement by declaring the License Agreement terminated, enjoining us from further use of license products that was granted to it by the License Agreement, and awarding attorneys’ fees and costs to Bio Therapeutics. During the last quarter of 2007, we moved for summary judgment regarding Bio Therapeutics’ Motion to Enforce Settlement Agreement and the Court.

On April 28, 2008, the Court (i) granted us a Cross Motion for Summary Judgment; (ii) declared Bio Therapeutics Amended Motion for Summary Judgment moot; and (iii) denied Bio Therapeutics Motion to Enforce a Settlement Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As indicated below under Item 5 and as also reported in on April 14, 2008 on Form 8-K, in conjunction with our completion of our acquisition of the remaining approximately 62% of ReceptoPharm’s shares, the following shares were exchanged: (a) Paul F. Reid received 7,000,000 shares of our common stock in exchange for 1,750,000 shares of ReceptoPharm’s common stock; (b) Laurence N. Raymond received 7,200,000 shares of our common stock in exchange for 1,800,000 shares of ReceptoPharm’s common stock; (c) Harold H. Rumph received 4,400,000 shares of our common stock in exchange for 1,100,000 shares of ReceptoPharm’s common stock; and (d) John David Schmidt received 400,000 shares of our common stock in exchange for 100,000 shares of ReceptoPharm’s common stock.

During the three month period ending June 30, 2008, we sold 3,500,000 restricted shares of our common stock to five (5) accredited investors.  The shares were sold at $0.025 per share for aggregate proceeds of $87,500.  We granted one (1) warrant for each share old, which gives the investor the right to purchase one (1) additional share until December 31, 2012 at an exercise price of $0.10 per share.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

ReceptoPharm becomes our Wholly Owned Subsidiary

Background
Prior to the April 10, 2008 Agreement and Plan of Merger described below (“the Agreement”), from February 2004 to February 2006, we acquired 4,444,444 shares of ReceptoPharm for $2 million, which shares then represented approximately thirty-eight percent (38%) of ReceptoPharm’s total outstanding common stock shares. The Agreement described below reflects our acquisition of the remaining approximately sixty-two percent (62%) of ReceptoPharm’s outstanding shares, and our ownership now of 100% ownership of ReceptoPharm as our wholly owned subsidiary (the “Merger”).

The Agreement
On April 10, 2008, we completed the Agreement by and among us, NP Acquisition Corporation, a Nevada corporation (referred to in the Agreement and herein as “the Acquisition”), ReceptoPharm, and certain stockholders of ReceptoPharm (referred to in the Agreement and herein as “the Executing Stockholders”). The Agreement provides that: (a) the Acquisition will be merged into ReceptoPharm, at which time ReceptoPharm’s corporate existence will continue unaffected and unimpaired by the Merger, the separate existence of the Acquisition will cease, and ReceptoPharm will be the “Surviving Corporation”; (b) Articles of Merger reflecting the merger described in (a) will be filed with the Nevada Secretary of State ; (c) the Merger is effective on the date that the Articles of Merger are filed with the Nevada Secretary of State (“the Effective Date”); (d) at the Effective Date, ReceptoPharm’s Articles of Incorporation and Bylaws will be the Articles of Incorporation and Bylaws of the Surviving corporation [ReceptoPharm]; (e) the members of the Board of Directors of ReceptoPharm and its officers immediately prior to the Effective Date will become members of the Board of Directors of the Surviving Corporation [ReceptoPharm]; (f) at the Effective Date, all of the issued and outstanding shares of the capital stock of the Acquisition and ReceptoPharm will, by reason of the Merger, be converted as follows: (i) each share of the common stock of Acquisition will be converted into one (1) share of ReceptoPharm’s common stock; and (ii) each share of ReceptoPharm common stock (apart from shares of ReceptoPharm common stock that we or our subsidiary own), will be converted into four (4) shares of our common stock, provided that in no event will the number of our shares of common stock issued in connection with the transactions exceed thirty million (30,000,000) shares.

In accordance with the above-described terms, on April 10, 2008, the following shares were exchanged: (a) Paul F. Reid received 7,000,000 shares of our common stock in exchange for 1,750,000 shares of ReceptoPharm’s common stock; (b) Laurence N. Raymond received 7,200,000 shares of our common stock in exchange for 1,800,000 shares of ReceptoPharm’s common stock; (c) Harold H. Rumph received 4,400,000 shares of our common stock in exchange for 1,100,000 shares of ReceptoPharm’s common stock; and (d) John David Schmidt received 400,000 shares of our common stock in exchange for 100,000 shares of ReceptoPharm’s common stock.

Effective April 10, 2008, we acquired all of the remaining outstanding shares of ReceptoPharm. We filed Articles of Merger with the State of Nevada on April 10, 2008, at which time ReceptoPharm was merged into us and became our wholly owned subsidiary.

Appointment of Directors

On April 10, 2008, our Board of Directors appointed Messrs. Paul F. Reid and Harold H. Rumph as members of our Board of Directors. The appointments were made in connection with the Agreement described above in Item 1.01. At this time, a determination has not been made regarding the Board committees on which the new directors may serve, if any. The addition of Messrs Reid and Rumph to our Board of Directors brings our current membership to five (5) directors.

Paul F. Reid, PhD

From June 2001 to present, Paul F. Reid, PhD has been the Chief Executive Officer of ReceptoPharm, Inc., a biotechnology company located Plantation, Florida. From August 1996 to April 2001, Dr. Reid was the Head of Scientific Affairs for Biotherapeutics, Inc., a biotechnology company located in Fort Lauderdale, Florida. In 1987, Dr. Reid received a Bachelor of Arts Degree in Microbiology from Trinity College in Dublin, Ireland. In 1993, Dr. Reid received a PhD Degree in Neurobiochemistry from Imperial College in London, England.

Harold H. Rumph

From May 2003 to present, Harold H. Rumph has been the President/Director of ReceptoPharm, Inc., a biotechnology company located in Plantation, Florida. From September 1988 to April 2003, Mr. Rumph was the President/Founder of Project Scheduling Services, Inc., a computerized scheduling services company to the construction industry, located in Pompano Beach, Florida. From 1962 to 1988, Mr. Rumph held managerial, marketing , and other positions with IBM, RCA, Xerox , Harris Corporation and was a founder and President of Biogenix, Inc., a biotechnology company located in Boca Raton, Florida. From 1953 to 1962, Mr. Rumph served on active duty with various responsibilities including Tactical Fighter Pilot and at Headquarters United States Air Force Intelligence with the United States Air Force. In 1953, Mr. Rumph received a Bachelor of Science Degree in Military Science from the United States Naval Academy in Annapolis Maryland.

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

Dated: August 19, 2008

NUTRA PHARMA CORP.
Registrant

/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Principal Financial Officer Chief Financial Officer/Principal Financial Officer