Form 10-Q
period 2008-09-30
NUTRA PHARMA CORP
filed 2008-11-19
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at November 14, 2008 was 197,776,482.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3

Consolidated Statements of Operations for the three months and nine months ended September 30, 2008 and 2007 (Unaudited) and for the period from inception (February 1, 2000) to September 30, 2008	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (Unaudited) for the period from inception (February 1, 2000) to September 30, 2008	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

Item 4T. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

SIGNATURES	20

Part I.  Financial Information

Item 1. Financial Statements

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash	$48,293	$122,810
Inventory	10,770	11,425
Prepaid expenses	34,008	-
Total current assets	93,071	134,235
Property and equipment, net	12,199	-
Goodwill	2,397,749	-
Other assets	8,133	9,950
TOTAL ASSETS	$2,511,152	$144,185

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$165,642	$22,496
Accrued expenses	796,789	30,000
Due to officers	1,333,734	1,944,414
Other loans payable	100,300	100,000
Total current liabilities	2,396,465	2,096,910

Stockholders' equity (deficit):
Common stock, $0.001 par value, 2.0 billion shares authorized 197,776,482 and 81,895,682 shares issued and outstanding, respectively	197,777	81,896
Additional paid-in capital	21,517,092	18,074,473
Deficit accumulated during the development stage	(21,600,182)	(20,109,094)
Total stockholders' equity (deficit)	114,687	(1,952,725)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,511,152	$144,185

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					For the
					Period From
					February 1,
					2000
					(Inception)
					Through
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2007	2008	2007	2008	2008
Sales	$-	$3,045	$-	$3,045	$23,245

Cost of sales	-	655	-	655	4,127
Gross profit	-	2,390	-	2,390	19,118
Costs and expenses:
General and administrative	127,992	431,321	439,447	950,838	7,894,231
Research and development	-	-	-	-	1,740,237
General and administrative - stock based compensation	599,375	75,000	603,050	500,000	7,429,657
Write-off of advances to potential acquiree	-	-	-	-	629,000
Finance costs	-	-	-	-	786,000
Interest expense	19,966	12,649	54,102	42,640	438,699
Amortization of license agreement	-	-	-	-	155,210
Amortization of intangibles	-	-	-	-	656,732
Losses on settlements	-	-	-	-	1,261,284
Write-down of investment in subsidiary	-	-	-	-	620,805
Equity in loss of unconsolidated subsidiary	-	-	-	-	853,540
Write-off of investment in Portage BioMed	-	-	-	-	60,000
Write-off of investment in Xenacare	-	-	-	-	175,000
Net gain from deconsolidation of Receptopharm	-	-	(1,081,095)	-	(1,081,095)
Total costs and expenses	747,333	518,970	15,504	1,493,478	21,619,300
Net loss	$(747,333)	$(516,580)	$(15,504)	$(1,491,088)	$(21,600,182)
Per share information - basic and diluted:
Loss per common share	$(0.01)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding	79,655,954	188,838,473	75,502,385	153,588,517

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the
			Period From
			February 1,
			2000
			(Inception)
			Years Ended
			Through
	Nine Months Ended September 30,		September 30,
	2007	2008	2008

Cash flows from operating activities:
Net cash (used in) operating activities	$(630,825)	$(854,461)	$(6,542,573)
Cash flows from investing activities:
Cash reduction due to deconsolidation of Infectech	-	-	(2,997)
Cash reduction due to deconsolidation of Receptopharm	-	-	(1,754)
Cash acquired in acquisition of Infectech	-	-	3,004
Cash acquired in acquisition of Receptopharm		40,444	40,444
Acquisition of property and equipment	-	-	(96,029)
Loan to Receptopharm	-	(300,000)	(300,000)
Investments carried at cost	-	-	(235,000)
Net cash (used in) investing activities	-	(259,556)	(592,332)

Cash flows from financing activities:
Common stock issued for cash	-	808,500	3,608,000
Proceeds from convertible loans	-	-	304,750
Proceeds from notes payable	-	-	100,000
Loans from stockholders, net of repayments	612,288	231,000	3,170,448
Net cash provided by financing activities	612,288	1,039,500	7,183,198
Net increase (decrease) in cash	(18,537)	(74,517)	48,293
Cash - beginning of period	18,892	122,810	-
Cash - end of period	$355	$48,293	$48,293

See the accompanying notes to the financial statements.

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
September 30, 2008

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

2. BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2008, the Company had negative working capital of $2,303,394 and an accumulated deficit of $21,600,182. In addition, the Company has no significant revenue generating operations.

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

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
September 30, 2008

Pursuant to the Agreement, the Company acquired its interest in ReceptoPharm’s common equity for $2,000,000 in cash, which equates to a purchase price of $.45 per share. ReceptoPharm intended to use such funds to further research and development. At March 31, 2007, the Company owned 4,444,445 shares or 38% of the issued and outstanding common equity of ReceptoPharm. In addition to its ownership interest, as of March 31, 2007, the Company had loaned ReceptoPharm $975,000 for working capital purposes.

For accounting purposes, the Company through March 31, 2007, had been treating its capital investment in ReceptoPharm as a vehicle for research and development. Because the Company was solely providing financial support to further the research and development of ReceptoPharm, such amounts were being charged to expense as incurred by
ReceptoPharm. In this circumstance, ReceptoPharm was considered a variable interest entity and its financial results were consolidated.

Effective in April 2007 the Company ceased advancing funds to Receptopharm and had no further commitment to fund them. As such, the Company deconsolidated ReceptoPharm from its financial statements at June 30, 2007. This deconsolidation resulted in a gain of $1,081,095. This gain resulted from the Company reversing the net losses of ReceptoPharm included in its consolidated financial statements and including the net losses as if the equity method of accounting had been applied. In addition, the Company wrote off its $2,000,000 investment and the $975,000 of advances it made to ReceptoPharm as discussed above as they were deemed to be impaired at June 30, 2007.

The gain was computed as follows:

Net losses included in the consolidated financial statements	$4,056,095
Investment advances and equity method losses	(2,975,000)
Gain on deconsolidation	$1,081,095

From January 1, 2008 through April 1, 2008, the Company loaned ReceptoPharm an additional $300,000 for working capital purposes.

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

The purchase cost in excess of the fair value of net assets acquired was recorded as goodwill.

The Company has included the results of operations of ReceptoPharm in its consolidated results of operations effective on April 11, 2008. Had the Company included the results of operations of ReceptoPharm in its consolidated results of operations for the entire period from January 1, 2008 to September 30, 2008, its consolidated net loss would have increased by $ 238,281 or $.00 per share.

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
September 30, 2008

As of September 30, 2008, the Company had issued a total of 24,740,800 shares of its common stock in exchange for 6,185,200 shares of Receptopharm. The Company expects to issue the remaining 5,259,200 shares to the Receptopharm shareholders during the quarter ending December 31, 2008.

4. DUE TO OFFICERS

During the nine months ended September 30, 2008, the Company borrowed an additional $231,000 from its President, Rik Deitsch, increasing the total amount owed under to Mr. Deitsch to $1,010,852. This demand loan is unsecured and bears interest at a rate of 4.0%. Included in the amount owed to Mr. Deitsch is $140,477 of accrued interest.

On March 14, 2008, the Company’s Board of Directors approved an offer made by Mr. Deitsch, to discharge $1,200,000 of Mr. Deitsch’s outstanding loan to the Company in exchange for 48,000,000 shares of restricted common stock. The price per share in this loan conversion was the fair market value of the common shares of $0.025.

5. STOCKHOLDERS’ EQUITY

From January 1 through September 30, 2008, the Company completed private placements of restricted shares of its common stock, whereby it sold an aggregate of 32,340,000 shares at a price per share of $0.025. The Company received proceeds of $808,500 in connection with the sale of these shares. At September 30, 2008, 13,500,000 of the 32,340,000 shares that were sold were not yet issued.

The Company also granted one (1) warrant for each share sold which gives the investor the right to purchase one (1) additional share until December 31, 2012 at an exercise price of $0.10 per share.

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

On September 10, 2008, the Company’s Board of Directors authorized the issuance of an aggregate of 2,500,000 shares of its restricted common stock in exchange for services rendered, as follows:

1,600,000 shares to one (1) consultant
   500,000 shares to one (1) consultant
   400,000 shares to one (1) consultant

The shares described above were valued at $0.03 per share which was the fair market value of the Company’s common stock on the date of grant. The Company recorded stock based compensation of $75,000 in connection with the issuance of these shares.

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
September 30, 2008

7. STOCK OPTIONS

A summary of stock options is as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value

Balance December 31, 2007	3,000,000	$0.25	$0.16
Exercised	-	-	-
Issued	-	-	-
Forfeited	-	-	-

Balance September 30, 2008	3,000,000	$0.25	$0.16

The following table summarizes information about fixed-price stock options:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price

$.20	1,000,000	2.50 years	$.20
$.27	2,000,000	2.25 years	$.27
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operations

Liquidity and Capital Resources

Our independent registered public accounting firm issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2007. We have experienced recurring net losses and at September 30, 2008, we had an accumulated deficit of $21,600,182 and negative working capital of $2,303,394. Additionally, we have no significant revenue generating operations. Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. Should we fail to secure adequate financing or establish a revenue base for our operations, we may deplete our available funds and be unable to pay our obligations.

We have estimated expenses of $2,575,000 pertaining to our twelve month Plan of Operations or $214,583 of monthly expenditures. Based on our current cash position, we do not have sufficient funds to accomplish our operational plan. Our ability to meet these expenses is dependent upon our ability to raise additional capital or our management loaning us sufficient funds to meet our expenses.

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

Results of Operations – Comparison of Three Month Periods ending September 30, 2007 and September 30, 2008

Revenues for the three months ended September 30, 2008 were $3,045. We did not recognize any revenues for the period ending September 30, 2007.

General and administrative expenses increased $303,329 or 237% from $127,992 for the quarter ended September 30, 2007 to $431,321 for the quarter ended September 30, 2008. This increase is due primarily to our 2007 financial results not including Receptopharm’s general and administrative expenses.

We incurred a net loss of $516,580 during the 3 month period ending September 30, 2008 compared to a net loss of $747,333 for the comparable period in 2007. The $230,753 or 30.9% decrease in net loss is primarily attributable to less stock compensation being recorded in the period ending September 30, 2008 period compared to the period ending September 30, 2007.

Results of Operations – Comparison of Nine Month Periods ending September 30, 2007 and September 30, 2008

Revenues for the nine months ended September 30, 2008 were $3,045. We did not recognize any revenues during the nine month period ended September 30, 2007.

General and administrative expenses increased by $511,391 or 116.4% from $439,447 for the nine months ended September 30, 2007 to $950,838 for the nine months ended September 30, 2008. This increase is due primarily to our 2007 financial results not including Receptopharm’s general and administrative expenses.

We incurred a net loss of $1,491,088 during the 9 month period ending September 30, 2008 compared to a net loss of $15,504 for the comparable period in 2007. During the 9 month period ending September 30, 2007, we recognized a gain of $1,081,095 related to the deconsolidation of ReceptoPharm. Excluding this gain, our net loss for the 9 months ended September 30, 2007 would have been $1,096,599.

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

•
any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision of our Chief Executive Officer who is also our Principal Financial and Accounting Officer. Following this inspection, this officer concluded that our disclosure controls and procedures were effective as of September 30, 2008, the end of the period covered by this report. There have been no changes in our internal controls or in other factors, which have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date of the evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 10, 2008, we issued an aggregate of 2,500,000 shares of our  restricted common stock in exchange for services rendered, as follows:

1,600,000 shares to one (1) consultant
   500,000 shares to one (1) consultant
   400,000 shares to one (1) consultant

The shares described above were valued at $0.03 per share, which was the fair market value of our common stock on the date of grant.

During the three month period ending September 30, 2008, we issued an aggregate of 5,740,800 shares of our common stock  to 20 persons or entities in exchange for 1,435,200 shares of ReceptoPharm common stock pursuant to the April 10, 2008 Agreement and Plan of Merger between us and ReceptoPharm.

During the three month period ending September 30, 2008, we sold an aggregate of 13,900,000 restricted shares of our common stock to two (2) accredited investors.  These shares were sold at $0.025 per share for aggregate proceeds of $347,500.  We granted one (1) warrant for each share sold, which gives the investor the right to purchase one (1) additional share until December 31, 2012 at an exercise price of $0.10 per share.

We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended ("the Act") in connection with the above issuances of the securities. We believed Sections 4(2) and 4(6) were available because:

•	We are not and were not a blank check company at the time of the offer or sale;

•	The investors had business experience and were accredited investors as defined by Rule 501 of Regulation D of the Act;

•	All offers and sales of the investment were made privately and no party engaged in any general solicitation or advertising of the proposed investment;

•	Each investor had a preexisting social, personal or business relationship with us and members of our management;

•	The investors were provided with all information sufficient to allow them to make an informed investment decision;

•	The investors had the opportunity to inspect our books and records and to verify statements made to induce them to invest;

•	The securities representing the investment were issued with a restrictive legend indicating the securities represented by the certificate have not been registered; and

•	No party received any transaction-based compensation such as commissions in regard to locating any investor for the venture

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

Dated: November 19, 2008

NUTRA PHARMA CORP.
Registrant

/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Principal Financial Officer Chief Financial Officer/Principal Financial Officer