Form 10-K
period 2008-12-31
NUTRA PHARMA CORP
filed 2009-04-15
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant's revenues for the fiscal year ended December 31, 2008 were $4,045.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2009 was $2,553,679.

As of March 31, 2009, there were 211,276,482 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2008, most significantly, our "Plan of Operations" section, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Nutra Pharma Corp. (hereafter referred to as "we", "our" or "us") to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to the following risks in connection with our business: (a) we have experienced recurring net losses and a working capital deficiency and our ability to continue as a going concern is dependent upon our ability to secure additional financing, which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (c) our operational plans are dependent upon obtaining equity or other financing; (d) we are subject to substantial Federal Food and Drug Administration ("FDA") and other regulations which may increase our costs or otherwise adversely affect our operations; (e) a market for our potential products may never develop; (f) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (g) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (h) to date, we have not generated any significant revenues; (i) to date, none of our proposed products have received FDA approval; and (j) we may be unable to compete against our competitors in the medical device and biopharmaceutical markets since our competitors have superior financial and technical resources than we do.

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

PART I

Nutra Pharma Corp is referred to herein as “we”, “our” or “us”

Item 1. Business

General

Business Development

We were incorporated in the state of California on February 1, 2000.   Since October 31, 2001, we have been conducting our operations as a development stage company under the name, Nutra Pharma Corp.  We have never been the subject of a bankruptcy, receivership, material reclassification, consolidation, merger, or purchase or sale of a significant amount of assets not in the ordinary course of business, or similar such proceeding or event, with the exception of our April 10, 2008 merger with ReceptoPharm, Inc. (“ReceptoPharm”), a Nevada corporation, which made ReceptoPharm, our wholly owned subsidiary.  From February 2004 to February 2006, we acquired 4,444,444 shares of ReceptoPharm for $2.0 million, which shares then represented approximately thirty-eight percent (38%) of ReceptoPharm’s total outstanding common stock.   On April 10, 2008, we entered into a Share Exchange Agreement with ReceptoPharm whereby we acquired the remaining 62% interest in ReceptoPharm to complete our acquisition of ReceptoPharm as our wholly-owned subsidiary.

Designer Diagnostics, a Nevada corporation we formed in January 2006, is also our wholly owned subsidiary.

Our Business Model

We are a biopharmaceutical company that plans to engage in the acquisition, licensing and commercialization of pharmaceutical products and technologies for the management of neurological disorders, cancer, autoimmune and infectious diseases. From June 2001 to April 2005, ReceptoPharm was a Biopharmaceutical research and development company.  Since April 2005, when ReceptoPharm began its AMN Trial in London, England, it has been a clinical stage biopharmaceutical company.    ReceptoPharm has developed two drugs: (a) RPI-78M, to treat the neurological diseases, Multiple Sclerosis (MS), Adrenomyeloneuropathy (AMN), Amyotrophic Lateral Sclerosis (ALS or  Lou Gehrig ’s disease ) and Myasthenia Gravis, and  (b) RPI-MN, to treat the viral diseases, HIV/AIDS and Hepatitis-C.

To date, none of these treatments have received FDA approval or foreign country approval(s) for the treatment of disease.

Additionally, we sell diagnostic test kits through our wholly owned subsidiary, Designer Diagnostics, Inc.

To date, we have not generated any significant revenues; during our 2008 Fiscal Year we generated nominal revenues of only $4,045.

As detailed below, we have pursued our business model through ReceptoPharm, Inc. and Designer Diagnostics, Inc.

Description of Business

Summary

Our Wholly Owned Subsidiary, ReceptoPharm - Drug Discovery Platform

ReceptoPharm is a development stage biopharmaceutical company located in Plantation, Florida, which is developing technologies to treat the neurological diseases: multiple sclerosis; adrenomyeloneuropathy; amyotrophic lateral sclerosis; myasthenia gravis; and to treat the viral diseases, HIV and hepatitis-C.

Our Wholly Owned Subsidiary, Designer Diagnostics, Inc. - Diagnostic Test Kits

Designer Diagnostics is engaged in marketing diagnostic test kits that are used for the rapid identification of infectious human diseases such as Tuberculosis (TB) and Mycobacterium avium-intracellulare (MAI). Through Designer Diagnostics, we have developed the diagnostic test kits and to date we have sold approximately 11,000 units.

Non Exclusive License from Bio-Therapeutics, Inc.

We have a non-exclusive license to certain intellectual property of Bio-Therapeutics, Inc., which consists of the following technology platforms: (a) alteration of proteins and peptides; and (b) innovative aerosolized drug delivery system.

Business Strategy

We seek to develop proprietary pharmaceutical products for human illnesses that qualify for “fast-track” or “Orphan Drug” status under FDA regulations, which can expedite regulatory review.  For some conditions the FDA has created the “two animal rule” which permits us to collect data from ongoing animal research for human treatment applications. We plan to pursue the treatment of Rabies using this approach.

We believe the results from our research will assist in getting our applications processed through the FDA’s “Fast-track” approval process and enable us to plan the commercialization of each product independently and/or through joint ventures, partnerships and licensing arrangements.  “Fast-Track” denotes life-threatening illnesses while “Orphan” status refers to serious ailments affecting less than 200,000 individuals nationwide. AMN qualifies under both labels because it has no known cure. Statistically, 2500 new cases are reported each year. We have preliminary results, which suggest that our product, RPI-78M is effective in alleviating this disease.

We believe that our proposed unique applications can be used alone or licensed for use in combination with other therapeutic products and may be of interest to other established pharmaceutical companies as a means of extending the patent life of their proprietary products.

Long-term goal - Our long-term goal is the use of drugs developed by ReceptoPharm and future affiliates in the field of neurological diseases, infectious diseases and autoimmune disorders. Due to our limited financial and operational resources, this goal will require us to establish strategic partners or alliances with pharmaceutical companies, academic institutions, biotechnology companies, and clinical diagnostic laboratories, which will: (a) complement our research and development efforts; (b) reduce the risks associated with undertaking the entire process of drug development and marketing; and (c) generate licensing based revenue streams.

We plan to identify and acquire intellectual property and companies in the biotechnology arena.

Midterm goal - Our midterm strategy for the past three years has been to license our AMN, MS and HIV technologies in our attempt to bring these technologies to market within 5 years.   Should we obtain adequate financing, our midterm strategy remains the same —  to accomplish these midterm goals in the next two years of that 5 year period.

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

Potential Revenue Segments

Our potential revenue segments are composed of our attempt to generate revenues from license agreements, joint ventures, drug, and test kit sales with pharmaceutical companies, biotechnology companies and clinical diagnostic laboratories that generate license fees, as follows:

•	License revenues developed through licensing agreements;

•	Joint venture revenues developed through joint venture in foreign countries that will permit local clinical trials and regulatory approval outside the United States;

•	Drug sales should we be successful in obtaining FDA approval; and

•	Test kit sales sold through Designer Diagnostics, Inc.

To date, we have not earned any significant revenues regarding any of the above potential revenue segments.

Marketing

We currently do not have a marketing program for our drug products because none of our products have received FDA approval and our lack of financing has hampered our efforts to navigate the regulatory process in a timely fashion; however, if and when we have FDA approved drug treatments, we plan to develop a marketing strategy to market our products through pharmaceutical companies, other biotechnology companies, and diagnostic laboratories. Additionally, if and when a foreign joint venture receives local regulatory approval for our drug(s), we will participate in the marketing of those drugs in that country. Our Chief Executive Officer, Rik Deitsch, will market the treatments to licensing and development officers of those companies and will otherwise direct our marketing program. Additionally, we will attempt to secure consulting agreements with marketing consultants who will actively market our products to such companies and/or provide our Chief Executive Officer with marketing guidance.

Our diagnostic test kits are currently being marketed through our wholly owned subsidiary, Designer Diagnostics, Inc., under Neil Roth’s direction, who is its President.

Employees

We have five (5) full time employees consisting of: (a) Rik Deitsch, our President; (b) Paul Reid, ReceptoPharm’s Chief Executive Office; (c) Nina Goldstein, our Executive Administrative Assistant; (d) David Schmidt, our Chief Administrator; and (e) Lawrence Raymond, ReceptoPharm’s Chief Scientific Officer.

Additionally, on an as needed basis, we utilize the services of consultants for financial analysis, human resources, and due diligence in licensing or acquisitions.

Our Current Technologies

ReceptoPharm, Inc.

ReceptoPharm, a clinical stage Biotech Company, has a process that safely modifies proteins derived from cobra venom for four drug products, two of which are proprietary, RPI-78M and RPI-MN. ReceptoPharm also has rights of a drug delivery method that uses an aerosol formulation, which is administered under the tongue.    By using this shared aerosol delivery technology, oral delivery is attainable, an important step for a biologic product.   The system is 50% efficient and affects drug delivery in approximately 40% of patients in which it was tested. Topical preparations are being examined for future applications in treatment of such conditions as pain and Rheumatoid arthritis.

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

Although we focused our drug development efforts from 2006 to 2008 on clinical trials for ReceptoPharm’s HIV drug, RPI-MN, our primary focus now is on RPI-78M for the treatment of AMN.  At this time, RPI-78M offers us a greater opportunity then RPI-MN to bring a drug to market since the trials for RPI-78M are less expensive and our HIV related drug, RPI-MN, is competing in the HIV saturated drug market.

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

HIV Infection

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

RPI-78M has shown efficacy in animal models (EAE) for MS and ReceptoPharm is planning new animal studies to gain more insight into the levels of protection that the drugs afford. In one study conducted in August 2007, all members of an untreated animal control group developed signs of disease with different levels of paralysis/muscle weakness. A similar group in the August 2007 study treated with RPI-78M showed no disease in 90% of the animals in both acute and chronic applications of the test. Moreover, there were no toxicities reported though the animals received doses the equivalent of 280 times a human dose.

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

August 2007 studies at Soochow University proved the potential of RPI-78 and RPI-70. When compared to Dolantin, an opiate-based drug subordinate to morphine, the effects were very encouraging. While Dolantin provided immediate pain relief it began wearing off just as RPI-70 began to take effect. The effects of RPI-70 do not seem dramatic in contrast to Dolantin until one considers the quantity of drug employed in this animal model. The concentration of RPI-70 was approximately 100 times less than the opiate product. Also, RPI-70 showed real potential for combining with other pain killing medications. RPI-78 was calculated to be 150,000 times more potent that aspirin. This product can be injected systemically providing evidence of a more practical application than Ziconitide, which must be administered intrathecally (into the spinal chord). Opiate drugs induce tolerance and dependence, a problem that is not encountered with RPI-70 and RPI-78.

Bio-Therapeutics, Inc.

We have a non-exclusive license to certain intellectual property of Bio Therapeutics, Inc, which consists of the following two distinct technology platforms:

•
Alteration of Proteins and Peptides - These include patented methods for altering the 3-Dimensional structure of certain proteins and peptides. The natural peptides bind to receptors in the body with toxic effects. This technology allows us to alter the structure of these peptides, preserving their receptor-binding characteristics, while making them non-toxic and therapeutic. Different receptors have various functions in many disease states. By the peptides binding to these receptors in a controlled fashion certain symptoms of diseases may be treated. In connection with MS, binding to the acetylcholine receptor on the nerves allows for more efficient nerve conduction. With HIV, binding to chemokine receptors may prevent the virus from entering and infecting new cells.

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

The NTM bacteria usually enter the body through inhalation or by drinking water that has been contaminated by the NTM bacteria. Additionally, the NTM bacteria can enter the body through open wounds. These bacteria cannot be spread directly between people. There are over 20 different types of NTM, which include Para-Tuberculosis, Nocardia, Pseudomonas and MAC (M.avium Complex).

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

Product Liability

Although ReceptoPharm and Designer Diagnostics have product liability insurance detailed below, we individually have no product liability insurance. Consequently, product liability claims may result in significant legal costs related to our defense of such actions and/or damage amounts exceeding our product liability insurance coverage. The design, development, and manufacture of drug products or diagnostic tests involves an inherent risk of product liability claims and corresponding damage to our brand name reputation, including claims of product failure or harm caused by the drug product. ReceptoPharm has product liability insurance for purpose of manufacturing the drugs currently under clinical trials; however, there is no assurance that such insurance would protect us against any product liability claims. Designer Diagnostics has product liability insurance for its portfolio of test kits; however, there is no assurance that such insurance would protect us against any product liability claims. We have no product liability insurance and product liability claims may result in significant legal costs related to our defense of such actions and/or damage amounts exceeding  ReceptoPharm’s  or Designer Diagnostics’ product liability insurance coverage.

Research and Development

We had no research and development related expenses during our Fiscal Years 2007 and 2008.

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

•
Modified neurotoxins as therapeutic agents for the treatment of diseases and methods of making a method for treatment of neurological and viral diseases and especially to the treatment of heretofore intractable diseases.

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

According to current estimates approximately 2.5 million people worldwide have MS, with 350,000 cases in the United States, 50,000 cases in Canada, 130,000 cases in Germany, 85,000 cases in the United Kingdom, 75,000 cases in France, 50,000 cases in Italy, and 11,000 cases in Switzerland (www.myelin.org). Drug prescription u se is higher in the USA due to fewer restrictions on prescriptions and the market is larger. Several European nations impose strict rules governing the distribution of drugs to patients with MS due to issues on the cost/benefit aspects of the drugs associated with this disease.

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

Market Competition (Biologics) - ReceptoPharm

Competition is intense among companies that develop and market products based on advanced cellular and molecular biology. ReceptoPharm competitors, including Amgen, Aventis, Cephalon, Genetech, Genzyme, Immunex Corp. (a subsidiary of Amgen), Novartis, Regeneron and Schering-Plough Corp that have far superior financial, technological and operational resources. We face significant competition from these and other biotechnology and pharmaceutical firms in the United States, Europe and elsewhere. Certain specialized biotechnology firms have also entered into cooperative arrangements with major companies for development and commercialization of products, creating an additional source of competition.

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

Schering Plough manufactures alpha-interferon (Intron-A) and Roche produces Roferon as the only treatments for Hepatitis C. Schering also developed the drug Ribavirin as a general antiviral agent which, when combined, with Intron-A, is a treatment for Hepatitis C. This combination is called Ribitron.  Treatment with Intron-A costs $19,000 per year, though initial treatment periods are usually for 6 months. It is the high cost and significant side effects that prevents the widespread uptake of this drug by the 4 million Hepatitis C sufferers in the US. Other companies producing interferon-based products are Amgen (INFERGEN) and Viragen.

Main Competitors (Venom Based Drugs) - ReceptoPharm

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

RPI-78M can be administered orally; however, we have not yet developed an orally administered RPI-78M. RPI-78M has been routinely delivered by injection in a manner similar to insulin, but research over the past two years has given rise to administration by mouth.  Oral delivery presents patients with additional “quality of life” benefits by eliminating or decreasing the requirements for routine injections.  Should we receive adequate funding, we plan to develop an orally administered RPI-78M by initiating new trials with an oral version of that drug.

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

Market Competition – Designer Diagnostics

We view the main competition to Designer Diagnostics’ Test Kit technology to be divided into two areas: Tuberculosis and Non-Tubercular Mycobacterium. In the TB (Tuberculosis) Test Kit arena. Designer Diagnostics’ main competitors are Becton, Dickinson and Company and their TB test kit is widely used throughout the world.

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

Item 1A.  Risk Factors

As a Smaller Reporting Company, we are not required to provide information required by this item; however, we have listed risk factors to our operations that appear in our Forward Looking Statement disclosure on page 3.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our March 2004 verbal lease agreement between Stan Cherelstein, on Waiora, Inc.’s behalf as its President and Rik Deitsch, as our President and on our behalf, provides for our use of Waiora’s lease space at any location that Waiora occupies. From March 2004 to May 2006, we occupied approximately 800 square feet of Waiora’s lease office space at 1829 Corporate Drive, Boynton Beach, Florida 33426. As of May 2006, we occupied approximately 800 square feet of Waiora’s lease office space at 791 Park of Commerce Boulevard, Suite 300, Boca Raton, Florida 33487. We make no cash payment for the use of this space; instead, we are permitted to use such space in return for our President serving as Waiora’s Chairman of its Scientific Advisory Board. The verbal lease agreement further provides that: (a) there is no expiration date to this agreement, but Waiora, Inc may terminate the lease at any time, and it is subject to Waiora's own lease term, which expires May 2010; (b) 800 square feet of office space is allotted specifically to us; (b) Waiora provides us with access to a conference room, office equipment, and a T-1 Internet connection; and (c) Stan Cherelstein serves as one of our Directors and is Chairman of our Audit and Compensation Committees. Our offices are in good condition and are sufficient to conduct our operations.

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

On August 18, 2006, ReceptoPharm, our wholly owned subsidiary as of April 2008, was named as a defendant in Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.: 18247/06 (New York Supreme Court, Queens County). The original proceeding claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and shareholder and several corporations that she claims to own, the sum of $118,928.15 plus interest and counsel fees on a series promissory notes that were allegedly executed in 2001 and 2002. On August 23, 2007, the Queens County New York Supreme Court issued a decision denying Plaintiffs motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes. On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims. The Plaintiffs amended complaint seeks damages of no less than $768,506 on their claims, and now alleges that in or about June 2004 ReceptoPharm breached its fiduciary duty to the Plaintiffs as shareholders of ReceptoPharm by wrongfully canceling certain of their purported ReceptoPharm share certificates. ReceptoPharm has filed an answer denying the material allegations of the amended complaint and has asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes. Discovery in this matter has just started. We intend to vigorously contest this matter.

There are no other legal proceedings that occurred during our Fiscal Year 2008 that are reportable.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2008 for a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the over-the-counter bulletin board under the trading symbol "NPHC." The following table sets forth the high and low bid prices for each quarter within the last two fiscal years.

	2007 Fiscal Year		2008 Fiscal Year
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$.13	$.09	$.05	$.02
Second Quarter	$.10	$.07	$.06	$.03
Third Quarter	$.07	$.05	$.05	$.03
Fourth Quarter	$.05	$.03	$.04	$.02

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

Holders

As of March 31, 2009, based upon records obtained from our transfer agent, there were 274 holders of record of our common stock. Our transfer agent records does not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

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

Securities authorized per issuance under Equity Compensation Plans as of December 31, 2008.

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

The figures contained in the above chart are composed of our 2003 and 2007 Employee /Consultant Stock Compensation Plans and three (3) option and warrant related agreements we have with two corporate entities and our former Chairman of the Board/Executive Chairman, as follows:

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

2007 Plan

On June 6, 2007, our Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the "2007 Plan").  The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock.  The maximum number of shares of common stock that may be issued under the 2007 Plan is 25,000,000.  As of December 31, 2008, we had issued a total of 8,000,000 shares under the 2007 Plan, with 17,000,000 shares remaining under the 2007 Plan.  These shares were issued in exchange for services rendered to us during 2007.

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

Five Year Option to Doherty & Company, LLC

On June 1, 2005, we retained Doherty & Company, LLC (“Doherty & Company”), to provide the services of Michael Doherty as our Executive Chairman and Chairman of the Board. Concurrently, we also retained Doherty & Company to act as our agent in connection with prospective private capital-raising activities. On April 1, 2006, we and Mr. Doherty entered into a termination agreement whereby Mr. Doherty agreed to resign his position as our Chairman of Board and Executive Chairman. Upon the effectiveness of the termination agreement on April 1, 2006, we issued a five-year option to Mr. Doherty to purchase 2,000,000 shares of common stock at an exercise price of $.27 per share. The option vested immediately on the date of grant.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during our fourth quarter ending December 31, 2008.  We reported all prior unregistered securities sales on Forms 10Q and Forms 8-K during our Fiscal Year 2008.

We did not repurchase any of our securities during our 2008 Fiscal Year nor have we done so since our inception.

Item 6. Selected Financial Data

As a Smaller Reporting Company, we are not required to provide information required by Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liabilities and Shareholders’ Equity

Liquidity and Capital Resources

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2008 since we have experienced recurring net losses and at December 31, 2008 have a working capital deficiency. Further, as stated in Note 1 to our consolidated financial statements for the year ended December 31, 2008, we have experienced significant losses from operations totaling $164,951 and $4,162,108 for the years ended December 31, 2007 and 2008, respectively and had an accumulated deficit of $24,271,202 for the period from our inception to December 31, 2008. We had a working capital and stockholders’ deficit at December 31, 2008 of $2,574,408 and $2,556,334, respectively. Our operations have been largely reliant upon receiving loans from our Chief Executive Officer. At December 31, 2008 and at April 10, 2009, we were indebted to our Chief Executive Officer in the amount of $1,255,448 and $1,544,448, respectively, the funds of which have enabled us to continue our operations. Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

Uncertainties and Trends

Our operations and possible revenues are dependent now and in the future upon the following factors:

•	Whether we successfully develop and commercialize the products from our research and development activities.

•	If we fail to compete effectively in the intensely competitive biotechnology area, our operations and market position will be negatively impacted.

•	If we fail to successfully execute our planned partnering and out-licensing of products or technologies, our future performance will be adversely affected.

•
The recent economic downturn and related credit and financial market crisis may adversely affect our ability to obtain financing, conduct our operations and realize opportunities to successfully bring our technologies to market.

•	Biotechnology industry related litigation is substantial and may continue to rise, leading to greater costs and possible unpredictable litigation.

•	If we fail to comply with extensive legal/regulatory requirements affecting the healthcare industry, we will face increased costs, and possibly penalties and business losses.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that would have any current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

 OUR PLAN OF OPERATIONS TO DATE:

To date, we have accomplished the following in our Plan of Operations:

In approximately October 2005, we completed pre-clinical studies with various companies that ReceptoPharm has agreements with pertaining to ReceptoPharm’s Multiple Sclerosis (MS) and HIV drugs, which consist of (a) and (b) below:

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

•	During July 2008, ReceptoPharm successfully completed the Phase IIb/IIIIa clinical trial or its drug candidate for neurological and autoimmune disorders, RPI-78M as a treatment for AMN.

•	During August 2008, ReceptoPharm renewed its collaborative agreement with the Centers for Disease Control and Prevention to study RPI-78M and RPI-MN for a possible therapy for Rabies.

•	During August 2008, ReceptoPharm reported initial positive safety data from its Phase IIb/IIIIa clinical study of RPI-78M for treating AMN.

•	During November 2008, we announced that ReceptoPharm will provide RPI-78M under compassionate release to patients previously enrolled in the Phase IIb/IIIa clinical study of AMN.

•
During December 2008, we announced that ReceptoPharm has received an agreement from an Ireland based biotechnology firm, Celtic Biotech, Ltd, to provide GMP certified drug production of CB-24 for Celtic Biotech’s upcoming European trial for the treatment of cancer

•
After our 2008 Fiscal Year end, in February 2009, ReceptoPharm filed a patent application with the United States Patent and Trademark Office for the use of RPI-78 as a novel method for treating arthritis in humans.

•
After our 2008 Fiscal Year end, in February 2009, ReceptoPharm, in collaboration with Soochow University in China published positive data from its recent animal studies on the use of RPI-78 (Cobratoxin) as a method for treating arthritis.

•
After our 2008 Fiscal year end, in March 2009, ReceptoPharm’s clean room manufacturing and laboratory facility achieved ISO class 5 certification from Biotec, a UK-based firm specializing in European clinical drug import and dstribution.

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

Over the next twelve months, Designer Diagnostics will attempt to distribute the test kits to the above companies and organizations. Our first sales occurred during our second quarter of 2006 with limited sales throughout 2007 and 2008. Our sales efforts during 2007 and 2008 have been inhibited by the necessity for FDA validation prior to active marketing in United States based markets. These markets include the CDC (Centers for Disease Control and Prevention) and the WHO (World Health Organization). Researchers at National Jewish Hospital in Denver, Colorado who are currently validating Designer Diagnostics’ TB and NTM Test Kits. This research has been protracted due to budget restrictions at the hospital as well as our own limited funding. We currently anticipate the completion of this research and regulatory filing by the fourth quarter of 2009.

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

We have estimated expenses of $2,575,000 pertaining to our twelve month Plan of Operations or $214,583 of monthly expenditures. Based on our current cash position, we do not have enough funds to accomplish our operational plan. Our ability to meet these expenses is dependent upon our ability to raise additional capital or our management loaning us sufficient funds to meet our expenses.

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

Item 7A Quantitative and Qualitative Disclosures About Market Risk

Inapplicable.  We have no investments in market risk sensitive instruments or in any other type securities.

Item 8.  Financial Statements and Supplementary Data

The information required by this item is included in pages F-1 to F-17 attached hereto and incorporated herein by reference.  The index to our annual financial statements as of and for the years ended December 31, 2008 and 2007 can be found under Item 13.

Item 9.  Changes in Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.  Under the supervision and participation of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were ineffective as of December 31, 2008.  We have taken the following initial steps and will continue to take more steps to strengthen our disclosure controls and procedures, to evaluate and to remedy deficiencies and to test these procedures and controls on an ongoing basis: (a) we are seeking to hire a Chief Financial Officer, or an employee who will perform the functions of a Chief Financial Officer, who will strengthen the disclosure controls and procedures by implementing procedures that enhance recording, processing, summarizing and reporting within the time periods specified in the Commission’s rules and forms, simplifying certain accounting procedures, arrange for training of our accounting personnel that will be beneficial to strengthening our disclosure controls, expand our documentation of accounting transactions and related reviews, improving the timeliness and quality of financial reports to management, and improving the communications between our accounting/finance department and all sectors of our business;  and (b) we will increase our use of outside advisors to improve our quality of disclosure.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies .Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 and concluded that it is effective.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2008. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations

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

Item 9B. Other Information

In conjunction with Item 9A above (Evaluation of Controls and Procedures), specifically the evaluation of our disclosure controls and procedures, since March 2008 we have interviewed several qualified candidates for the position of Chief Financial Officer; however, we have been unable to come to acceptable terms with any such candidate to become our Chief  Financial Officer.   We will continue our efforts to hire a qualified Chief Financial Officer on acceptable terms.  With respect to additional outside advisers, we also have been unable to come to acceptable terms with additional such advisor candidates, in large part due to our inability to obtain sufficient funding.

PART III

Item 10. Directors and Executive Officers of the Registrant

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

Listed below are our executive officers and directors as of December 31, 2008

Name	Age	Position with the Company	Director Since

Rik J. Deitsch	41	Chairman, President, Chief Executive Officer, and Chief Financial Officer	2002

Stanley J Cherelstein	50	Director (1)	2004

Stewart Lonky, M.D.	61	Director (2)	2004

Paul F. Reid	45	Director (3)	April 2008

Harold H. Rumph	79	Director (3)	April 2008

(1)	Stanley Cherelstein is the Chairman of our Audit Committee and Compensation Committee. Additionally, he is our Audit Committee Financial Expert.

(2)	Dr. Lonky is a member of our Audit Committee and Compensation Committee.

(3)
On April 10 2008, in conjunction with our April 10, 2008 merger with ReceptoPharm and ReceptoPharm becoming our wholly owned subsidiary, our Board of Directors appointed Paul F. Reid and Harold Rumph as our Directors.

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

Stanley J. Cherelstein has been our Director since September 28, 2004. Since December 2003, Mr. Cherelstein has been the Chief Executive Officer and President of Waiora, Inc., which develops and distributes Healthy Aging products. From August 2002 to July 2003, Mr. Cherelstein was the President and Chief Operating Officer of Unicity, Inc., a $300 million nutritional supplement company with offices in thirteen countries in North America, Asia and Europe. From July 2001 to August 2002, Mr. Cherelstein was the Chief Operating Officer of Unicity where he was responsible for global operations including supply chain, distribution, information technology, customer service, human resources and finance. From July 1999 to July 2001, Mr. Cherelstein served as the Senior Vice President of Finance and Operations at Rexall Showcase International (RSI), a division of Rexall Sundown. RSI was a $180 million nutritional supplement company that operated in the USA, Japan, Korea, Taiwan and Hong Kong. From July 1997 to July 1999, Mr. Cherelstein served as Vice President of Finance at RSI. Mr. Cherelstein began his career in public accounting at the firm of Coopers and Lybrand where he worked for a total of five years from 1983 to 1988, including three years in auditing and two years in management consulting. In April 1983, Mr. Cherelstein received a B.S. Degree in Business and Accounting from the University of Pittsburgh.

Dr. Stewart Lonky has been our director since November 5, 2004. Dr. Lonky is a co-founder of the Tryon Corporation, a medical test kit firm located in Torrance, California and has served as its Chief Medical Officer since 1990. Trylon Corporation has developed diagnostic products for the early diagnosis of cervical and oral cancer, and in connection with that Dr. Lonky's responsibilities have included product development, the direction of clinical research and interacting with regulatory agencies, including the U.S. Food and Drug Administration (FDA). In these roles he has been instrumental in successfully bringing a number of products to the medical marketplace. He has continued to be engaged in both clinical and biochemical research, and has published research articles in the peer-reviewed literature in the areas of cervical cancer and cellular pathophysiology. Dr. Lonky has been a practicing physician in the Los Angeles Area since 1982. He is Board Certified in Internal Medicine, Pulmonary Medicine, and Critical Care Medicine. Prior to entering practice, Dr. Lonky served as a full-time faculty member at the University of California, San Diego in the Department of Medicine, Pulmonary Division, where he was engaged in research in the biochemistry of lung injury. He was a National Institutes of Health (NIH) Postdoctoral Fellow from 1974-77. He has published over twenty articles and abstracts in the peer-reviewed literature during that time, and authored two book chapters.

Paul F. Reid, PhD, became our Director on April 10, 2008 when ReceptoPharm became our wholly owned subsidiary.  From June 2001 to present, Paul F. Reid, PhD has been the Chief Executive Officer of ReceptoPharm, our wholly owned subsidiary as of April 10, 2008.  From August 1996 to April 2001, Dr. Reid was the Head of Scientific Affairs for Biotherapeutics,, Inc., a biotechnology company located in Fort Lauderdale, Florida.  In 1987, Dr. Reid received a Bachelor of Arts Degree in Microbiology from Trinity College in Dublin, Ireland.  In 1993, Dr. Reid received a PhD Degree in Neurobiochemtistry from the Imperial College in London, England.

Harold H. Rumph became our Director on April 10, 2008 when ReceptoPharm became our wholly owned subsidiary.  From May 2003 to present, Harold H. Rumph has been the President/Director of ReceptoPharm, Inc., a biotechnology company located in Plantation, Florida. From September 1988 to April 2003, Mr. Rumph was the President/Founder of Project Scheduling Services, Inc., a computerized scheduling services company to the construction industry, located in Pompano Beach, Florida. From 1962 to 1988, Mr. Rumph held managerial, marketing , and other positions with IBM, RCA, Xerox , Harris Corporation and was a founder and President of Biogenix, Inc., a biotechnology company located in Boca Raton, Florida. From 1953 to 1962, Mr. Rumph served on active duty with various responsibilities including Tactical Fighter Pilot and at Headquarters United States Air Force Intelligence with the United States Air Force. In 1953, Mr. Rumph received a Bachelor of Science Degree in Military Science from the United States Naval Academy in Annapolis Maryland.

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

Section 16(a) Compliance of Officers and Directors

Based on our review of Forms 3, 4, 5, and Schedule 13D furnished to us during the last fiscal year, all of our officers and directors have failed to file certain reports required of them to be filed pursuant to Section 16(a) of the Exchange Act, but plan to do so within four weeks of the filing of this Form 10-K.

Corporate Governance:

a. Committees

(i) Audit Committee

On November 5, 2004, our Board of Directors established an Audit Committee.  We do not have an audit committee charter.  Mr. Cherelstein and Dr. Lonky serve on the Audit Committee.  Mr. Cherelstein is the Chairman of the Audit Committee and also the audit committee financial expert.  During our 2008 Fiscal Year, our Audit Committee met three (3) times, the last committee meeting of which occurred on November 18, 2008  in connection with our 2008 Fiscal Year audit, at which time the audit committee reviewed the audited financial statements and related notes. The Audit Committee meets on a quarterly basis to review the quarterly financials. The Audit Committee addresses any questions it has to our Board members and officers, and our principal independent accountants.

(ii) Compensation Committee
On November 5, 2004, our Board of Directors established a Compensation Committee. We do not have a Compensation Committee Charter. Mr. Cherlestein and Dr. Lonky serve on our Compensation Committee and Mr. Cherestein is the Compensation Committee’s Chairman. During our 2008 Fiscal year, our Compensation Committee met one (1) time during March 2008.   Our Compensation Committee reviews all salaries, expenses, stock plans, and other compensation paid to our officers, directors, consultants, and others. Our Compensation Committee has not adopted any specific processes or procedures for considering executive and director compensation.

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

b. Shareholder Communications

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

c. Board of Director Meetings.

We had four (4) Board of Directors meetings during our 2008 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d. Annual Shareholder Meetings

We held no annual shareholder meeting during 2008.

We request that all of our Directors attend our Annual Shareholder Meetings; however, we have no formal policy regarding their attendance.

e. Code of Ethics

We have a code of ethics that applies to all of our employees including its principal executive officer, principal financial officer and principal accounting officer. A copy of this code is available without charge on our website at www.nutrapharma.com. We intend to disclose any changes in or waivers from our code of ethics by posting such information on our website or by filing a Form 8-K.

Item 11: Executive Compensation

The following table summarizes compensation information for the last two fiscal years for (i) our Chief Executive Officer and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as our executive officers at the end of the fiscal year (collectively, the "Named Executive Officers").

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2008 and 2007.

 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rik Deitsch	2008	130,000	—	125,000	—	—	—	—	255,000
Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board	2007	130,000	—		—	—	—	—	130,000

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2008.

DIRECTOR COMPENSATION

				Non-Equity	Nonqualified
	Fees Earned or Paid in	Stock	Option	Incentive Plan	Deferred Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)(1)	($)	($)	($)	($)	($)

Rik Deitsch		125,000					125,000

Stan J Cherlelstein		62,500					62,500

Stewart Lonky		62,500					62,500

(1)	The common stock awards reflected above to Directors Deitsch, Cherelstein and Lonky were awarded on March 13, 2008.

Director Compensation

 There are no standard arrangements to which directors are compensated for services provided to us.  Should we obtain adequate funding or sufficient revenues to justify standard arrangements for director compensation, we will consider whether to adopt such a compensation plan.

 Stock Option Grants in Last Fiscal Year

 We did not grant incentive and non-qualified stock options in 2008 to any executive officer or director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of March 31, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

 The following table assumes based on our stock records, that there are 211,276,482 shares issued and outstanding as of March 31, 2009.

Security Ownership of Beneficial Owners

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding

Opus International* 19 Hillsyde Court Cockeysville, Maryland 21030	11,692,556	5.5%

Total	11,692,556	5.5%

 *On April 13, 2005, Opus International filed an amendment to Schedule 13D reporting that its 11,692,556 shares were purportedly pledged as collateral for a $2.5 million loan from Clarisco Stiftung. Opus International is a limited liability company organized under Maryland law. Opus International appears to have been controlled at various times by our former Chairman of the Board, Zirk Engelbrecht, and his then wife, Marcy Engelbrecht. We have attempted to ascertain from Opus International other information we consider regarding Opus International's reporting obligations; however, Opus International has failed to respond to our request for information. We have, however, been advised that the purported collateral, i.e. the stock certificate, provided by Opus International to Clarisco Stiftung, may not be perfected or be in negotiable form.  Throughout our Fiscal Year 2008, we have made repeated attempts to contact the principals of Clarisco Stiftung; however, they have failed to respond in any manner.  Although we have been unable to obtain any additional information regarding the status of this matter, we will continue our efforts to do so.

Security Ownership of Management

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Rik J. Deitsch
Chief Executive Officer/President
791 Park of Commerce Blvd Suite 300
Boca Raton, Florida 33487	54,500,000	25.8%

Stanley J Cherelstein
Director
791 Park of Commerce Blvd. Suite 300
Boca Raton, Florida 33487	3,000,000	1.4%

Dr. Stewart Lonky
Director
1158 Chautaqua Boulevard
Pacific Palisades, California 90272	3,000,000	1.4%

Paul F. Reid
Director
1537 NW 65th Ave
Plantation, FL 33313	7,000,000	3.3%

Harold Rumph
Director
1537 NW 65th Ave
Plantation, FL 33313	4,400,000	2.1%
All executive officers and directors as a group (5) persons	71,900,000	34.0%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Loans by our Chief Executive Officer to Us

At December 31, 2007, we owed our President, Rik Deitsch $1,944,414 for demand loans Mr. Deitsch made to us.  This amount included $105,039 of accrued interest.

On March 14, 2008, our Board of Directors approved Mr. Deitsch’s offer to discharge $1,200,000 of our outstanding loan in exchange for 48,000,000 shares of restricted common stock issued to Mr. Deitsch.  The price per share in this loan conversion was $0.025.

During the year ended December 31, 2008, Mr. Deitsch loaned us an additional $464,000.  The balance owed to Mr. Deitsch at December 31, 2008 was $1,255,448, which includes accrued interest of $152,073.  This demand loan is unsecured and bears interest at a rate of 4.0%.

From January 1, 2009 through April 10, 2009, Mr. Deitsch loaned us an additional $289,000 for working capital purposes.  As a result of these additional loans and accrued interest from January 1, 2009 through March 31, 2009, we owed Mr. Deitsch $1,544,448 as of April 10, 2009.

Verbal Lease Agreement between Stan Cherelstein, Waiora, Inc.’s President who is our Director and Us

Our March 2004 verbal lease agreement between Stan Cherelstein, on Waiora, Inc.’s behalf as its President and Rik Deitsch, as our President and on our behalf, provides for our use of Waiora’s lease space at any location that Waiora occupies. From March 2004 to May 2006, we occupied approximately 800 square feet of Waiora’s lease office space at 1829 Corporate Drive, Boynton Beach, Florida 33426. As of May 2006, we occupied approximately 800 square feet of Waiora’s lease office space at 791 Park of Commerce Boulevard, Suite 300, Boca Raton, Florida 33487. We make no cash payment for the use of this space; instead, we are permitted to use such space in return for our President serving as Waiora’s Chairman of its Scientific Advisory Board. The verbal lease agreement further provides that: (a) there is no expiration date to this agreement, but Waiora, Inc may terminate the lease at any time, and it is subject to Waiora's own lease term, which expires May 2010; (b) 800 square feet of office space is allotted specifically to us; (b) Waiora provides us with access to a conference room, office equipment, and a T-1 Internet connection; and (c) Stan Cherelstein serves as one of our Directors and is Chairman of our Audit and Compensation Committees. Our offices are in good condition and are sufficient to conduct our operations.

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

Item 14. Principal Accountant Fees and Services

AUDIT FEES

On February 24, 2005, we engaged the firm of Stark Winter Schenkein & Co., as our new principal independent accountant to audit our financial statements. During our 2008 and 2007 Fiscal Years, we paid Stark Winter Schenkein & Co. audit fees as follows:

2008	2007

$40,500	$37,900

TAX FEES

No such fees were paid to Stark Winter Schenkein & Co. in 2007 or 2008.

ALL OTHER FEES

No such fees were paid to Stark Winter Schenkein & Co. in 2007 or 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

10.18	Patent Assignment Agreement dated January 24, 2006 between Nanologix, Inc. and Nutra Pharma Corp. (incorporated by reference to Form 10-K for period ending December 31, 2006)

10.19	International License Agreement between NanoLogix, Inc. and Nutra Pharma Corp. (incorporated by reference to Form 10-K for period ending December 31, 2006)

14.1	Code of Ethics (incorporated by reference to Report on Form 10-K/A filed on May 7, 2004).

21.1	Subsidiaries of the Registrant, Nutra Pharma Corp.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Form 8-K filed on April 14, 2008 under Item 1.01 regarding acquisition of ReceptoPharm, Inc. as Nutra Pharma Corp.'s wholly owned subsidiary and Exhibit 10.1 (April 10, 2008 Agreement and Plan of Merger) attached thereto (incorporated by reference to this Form 10-K for the period ending December 31, 2008).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRA PHARMA CORP.

/s/ Rik J. Deitsch
Rik J. Deitsch, Chairman, President, Chief Executive Officer and Chief Financial Officer

Dated: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer	April 15, 2009
Rik J. Deitsch

/s/ Stanley Cherelstein	Director	April 15, 2009
Stanley Cherelstein

/s/ Stewart Lonky	Director	April 15, 2009
Stewart Lonky

/s/ Paul F. Reid	Director	April 15, 2009
Paul Reid

/s/ Harold H. Rumph	Director	April 15, 2009
Harold H. Rumph

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Nutra Pharma Corp.

We have audited the accompanying consolidated balance sheets of Nutra Pharma Corp. (a Development Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ (deficit)and cash flows for the years ended December 31, 2008 and 2007, and the period from inception (February 1, 2000) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the period from inception (February 1, 2000) to December 31, 2003, were audited by other auditors whose report dated April 3, 2004, expresses an unqualified opinion and included a going concern paragraph on those financial statements. The financial statements for the period from inception (February 1, 2000) to December 31, 2003, reflect a net loss of $4,373,948 that is included in the related total for the period from inception (February 1, 2000) to December 31, 2008. The other auditors report has been previously furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Nutra Pharma Corp. (a Development Stage Company) as of December 31, 2008 and 2007, and results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and for period from inception (February 1, 2000) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Stark Winter Schenkein & Co., LLP

/s/Stark Winter Schenkein & Co., LLP

Denver, Colorado
April 13, 2009

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2007	2008

ASSETS
Current assets:
Cash	$122,810	$50,910
Inventory	11,425	10,770
Prepaid expenses	-	27,468
Total current assets	134,235	89,148
Property and equipment, net	-	9,941
Other assets	9,950	8,133
TOTAL ASSETS	$144,185	$107,222

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$22,497	$156,399
Accrued expenses	30,000	849,856
Due to officers	1,944,414	1,557,301
Other loans payable	100,000	100,000
Total current liabilities	2,096,911	2,663,556

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 211,276,482 and 81,895,682 shares issued and outstanding, respectively	81,896	211,277
Additional paid-in capital	18,074,472	21,503,591
(Deficit) accumulated during the development stage	(20,109,094)	(24,271,202)
Total stockholders' deficit	(1,952,726)	(2,556,334)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$144,185	$107,222

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations

			For the
			Period From
			February 1,
			2000
			(Inception)
			Through
	Years Ended December 31,		December 31,
	2007	2008	2008
Sales	$-	$4,045	$24,245

Cost of sales	-	1,057	4,529
Gross profit	-	2,988	19,716
Costs and expenses:
General and administrative	566,921	1,209,792	8,153,185
Research and development	-	-	1,740,237
General and administrative - stock based compensation	603,050	500,000	7,429,657
Write-off of advances to potential acquiree	-	-	629,000
Finance costs	-	-	786,000
Interest expense	76,075	57,555	453,614
Amortization of license agreement	-	-	155,210
Amortization of intangibles	-	-	656,732
Losses on settlements	-	-	1,261,284
Write-down of investment in subsidiary	-	-	620,805
Equity in loss of unconsolidated subsidiary	-	-	853,540
Write-off of investment in Portage BioMed	-	-	60,000
Write-off of investment in Xenacare	-	-	175,000
Net gain from deconsolidation of ReceptoPharm	(1,081,095)		(1,081,095)
Write-off of goodwill	-	2,397,749	2,397,749
Total costs and expenses	164,951	4,165,096	24,290,918
Net loss	$(164,951)	$(4,162,108)	$(24,271,202)
Per share information - basic and diluted:
Loss per common share	$(0.00)	$(0.03)

Weighted average common shares outstanding	77,113,846	164,732,760

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
Period From Inception (February 1, 2000) to December 31, 2008

				Deficit
				Accumulated
			Additional	During the
	Common	Stock	Paid-in	Development
	Shares	Par Value	Capital	Stage	Total
Common stock issued to founders	39,000,000	$39,000	$(37,050)	$-	$1,950
Net loss	-	-	-	(1,950)	(1,950)
Balance - December 31, 2000	39,000,000	39,000	(37,050)	(1,950)	-

Proceeds from sale of common stock - $.025 per share	1,000,000	1,000	24,000	-	25,000
Common stock issued in connection with acquisition - $.025 per share	4,500,000	4,500	108,000	-	112,500
Net loss	-	-	-	(67,504)	(67,504)
Balance - December 31, 2001	44,500,000	44,500	94,950	(69,454)	69,996

Issuance of common stock in exchange for services - $.30 to $1.50 per share	656,000	656	670,874	-	671,530
Return of common stock by principal stockholder	(10,394,000)	(10,394)	10,394	-
Rescission of common stock issued in acquisition - $.025 per share	-	-	(112,500)	-	(112,500)
Cancellation of common stock issued in connection with rescission of acquisition	(2,037,500)	(2,038)	2,038	-	-
Net loss	-	-	-	(1,491,038)	(1,491,038)
Balance - December 31, 2002	32,724,500	32,724	665,756	(1,560,492)	(862,012)

Issuance of common stock in exchange for services - $.38 to $.76 per share	2,196,828	2,197	1,358,070	-	1,360,267
Cancellation of common stock issued in connection with rescission of acquisition	(2,055,000)	(2,055)	2,055	-	-
Value of common stock issued by stockholder to third party in connection with settlement - $.51 per share	-	-	229,500	-	229,500
Conversion of stockholder loan into common stock - $.08 per share	10,300,000	10,300	1,637,712	-	1,648,012
Value of common stock issued by stockholder to employee for services rendered - $.15 per share	-	-	75,000	-	75,000
Issuance of common stock in connection with acquisition - $.85 per share	4,502,549	4,503	3,822,664		3,827,167
Common stock deemed irretrievable in connection with rescission of acquisition - $.11 per share	-	-	23,375	-	23,375
Net loss	-	-	-	(2,813,456)	(2,813,456)
Balance - December 31, 2003	47,668,877	47,669	7,814,132	(4,373,948)	3,487,853

Cancellation of common stock issued in connection with rescission of acquisition	(199,000)	(199)	199	-	-
Cancellation of common stock issued in connection with settlement with third parties	(120,000)	(120)	120	-	-
Issuance of common stock in connection with acquisition - $.85 per share	775,538	776	658,431	-	659,207
Issuance of common stock in exchange for services - $.24 to $.66 per share	4,054,200	4,054	2,061,942	-	2,065,996
Issuance of common stock for cash - $.17 to $.25 per share	1,285,000	1,285	223,565	-	224,850
Conversion of convertible loans into common stock - $.16 per share	595,067	595	97,405	-	98,000
Common shares subscribed for services - 2,000,000 shares at $.40	-	-	800,000	-	800,000
Common shares subscribed for cash - 4,105,000 shares at $.17	-	-	697,850	-	697,850
Net loss	-	-	-	(7,986,853)	(7,986,853)
Balance - December 31, 2004	54,059,682	54,060	12,353,644	(12,360,801)	46,903

Issuance of shares subscribed for at December 31, 2004	6,105,000	6,105	(6,105)	-	-
Issuance of common stock for cash - $.17 to $.20 per share	5,667,500	5,668	1,104,132	-	1,109,800
Issuance of common stock in exchange for services - $.26 to $.37 per share	2,007,000	2,006	716,499	-	718,505
Issuance of common stock for loan repayment and interest - $.33 per share	1,458,000	1,458	479,682	-	481,140
Issuance of common stock by ReceptoPharm in exchange for services	-	-	636,685	-	636,685
Value of stock warrants issued to a consultant	-	-	1,500,000	-	1,500,000
Net loss	-	-	-	(5,152,164)	(5,152,164)
Balance - December 31, 2005	69,297,182	69,297	16,784,537	(17,512,965)	(659,131)

Issuance of common stock for cash - $.20 per share	3,110,000	3,110	618,890	-	622,000
Issuance of common stock in exchange for services - $.11 to $.21 per share	873,500	873	123,298	-	124,171
Issuance of common stock by ReceptoPharm in exchange for services	-	-	11,250	-	11,250
Value of stock options issued to an officer	-	-	260,000	-	260,000
Value of stock warrants issued to a former subsidiary	-	-	210,000	-	210,000
Net loss	-	-	-	(2,431,178)	(2,431,178)
Balance - December 31, 2006	73,280,682	$73,281	$18,007,976	$(19,944,143)	$(1,862,886)

Effect of deconsolidation of ReceptoPharm	-	-	(647,939)	-	(647,939)
Issuance of common stock in exchange for services - $0.07 per share	8,615,000	8,615	594,435	-	603,050
Common shares issued for cash -$0.025 per share	-	-	120,000	-	120,000
Net loss	-	-	-	(164,951)	(164,951)
Balance - December 31, 2007	81,895,682	81,896	18,074,472	(20,109,094)	(1,952,726)

Issuance of shares subscribed for at December 31, 2007	4,800,000	4,800	(4,800)	-	-
Issuance of common stock for repayment of loan - $0.025 per share	48,000,000	48,000	1,152,000	-	1,200,000
Issuance of common stock in exchange for services - $0.025 to $0.03 per share	19,500,000	19,500	480,500	-	500,000
Common shares issued for cash -$0.025 per share	32,340,000	32,340	776,160	-	808,500
Issuance of common stock in connection with acquisition of ReceptoPharm	30,000,000	30,000	1,020,000	-	1,050,000
Reclass shares subscribed for but not yet issued - ReceptoPharm	(5,259,200)	(5,259)	5,259	-	-
Net loss	-	-	-	(4,162,108)	(4,162,108)
Balance - December 31, 2008	211,276,482	$211,277	$21,503,591	$(24,271,202)	$(2,556,334)

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the
			Period From
			February 1,
			2000
			(Inception)
			Years Ended
			Through
	Years Ended December 31,		December 31,
	2007	2008	2008
Cash flows from operating activities:
Net loss	$(164,951)	$(4,162,108)	$(24,271,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	-	-	656,732
Amortization of license agreement	-	-	155,210
Depreciation	-	6,394	71,094
Write-off of advances to potential acquiree	-	-	629,000
Deconsolidation of ReceptoPharm	(1,252,244)	-	(1,252,244)
Stock-based compensation	603,050	500,000	9,538,403
Finance costs in connection with conversion of stockholder loan into common stock	-	-	786,000
Expenses paid by stockholder	-	-	474,140
Losses on settlements	-	-	1,261,284
Write-down of investment in Infectech, Inc.	-	-	620,805
Equity in loss of unconsolidated subsidiary	-	-	853,540
Write-down of investment in Portage BioMed	-	-	60,000
Write-down of investment in Xenacare	-	-	175,000
Impairment of goodwill - ReceptoPharm		2,397,749	2,397,749
Non-cash interest expense		57,555	372,833
Changes in operating assets and liabilities:
Decrease (increase) in inventory		655	(10,770)
Decrease (increase) in prepaid expenses		(17,518)	(17,518)
Decrease (increase) in other assets	30,644	-	(6,316)
Increase (decrease) in accounts payable	(21,866)	(39,279)	101,427
Increase (decrease) in accrued expenses		280,458	740,627
Net cash (used in) operating activities	(805,367)	(976,094)	(6,664,206)

Cash flows from investing activities:
Cash reduction due to deconsolidation of Infectech	-	-	(2,997)
Cash reduction due to deconsolidation of ReceptoPharm	(1,754)	-	(1,754)
Cash acquired in acquisition of Infectech	-	-	3,004
Cash acquired in acquisition of ReceptoPharm	-	40,444	40,444
Acquisition of property and equipment	-	-	(96,029)
Loan to ReceptoPharm		(300,000)	(300,000)
Investments carried at cost	-	-	(235,000)
Net cash (used in) investing activities	(1,754)	(259,556)	(592,332)

Cash flows from financing activities:
Common stock issued for cash	120,000	808,500	3,608,000
Proceeds from convertible loans	-	-	304,750
Proceeds from notes payable	-	-	100,000
Repayment of stockholder loans	-	(108,750)	(108,750)
Loans from stockholders	791,039	464,000	3,403,448
Net cash provided by financing activities	911,039	1,163,750	7,307,448
Net increase (decrease) in cash	103,918	(71,900)	50,910
Cash - beginning of period	18,892	122,810	-
Cash - end of period	$122,810	$50,910	$50,910

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:
Assumption of obligation under license agreement	$-	$-	$1,750,000
Value of shares issued as consideration in acquisition of Nutra Pharma, Inc.	$-	$-	$112,500
Payments of license fee obligation by stockholder	$-	$-	$208,550
Conversion of stockholder loan to common stock	$-	$-	$862,012
Loan advances to Bio Therapeutics, Inc.by stockholder	$-	$-	$629,000
Value of common stock issued as consideration in acquisition of Infectech, Inc.	$-	$-	$4,486,375
Liabilities assumed in acquisition of Infectech, Inc.			$115,586
Cancellation of common stock	$-	$-	$14,806
Value of common stock issued by stockholder to third party in connection with settlement	$-	$-	$229,500
Value of common stock issued by stockholder to employee for services rendered	$-	$-	$75,000
Net deferred taxes recorded in connection with acquisition	$-	$-	$967,586
Notes payable settled with common stock	$-	$-	$98,000
Settlement of stockholder loan in exchange for common stock of subsidiary	$-	$-	$1,384,931
Settment of debt with common stock	$-	$1,200,000	$1,406,750
Expenses paid by stockhoder	$-	$-	$119,140
Value of common stock issued for the acquisition of ReceptoPharm	$-	$1,050,000	$1,050,000

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

The Company has experienced significant losses from operations aggregating $4,162,108 and $164,951 for the years ended December 31, 2008 and 2007, and has an accumulated deficit of $24,271,202 for the period from inception to December 31, 2008. In addition, the Company had working capital and stockholders’ deficits at December 31, 2008 of $2,574,407 and $2,556,333 and has no significant revenue generating operations.

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

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Nutra Pharma and its subsidiary Designer Diagnostics Inc. (collectively the "Company"). In addition, the Company consolidated Nanologix, Inc. (formerly known as "Infectech, Inc.") during the period from October 31, 2003 through September 28, 2004 (see Note 2). The Company also consolidated ReceptoPharm Inc. during the period from February 1, 2004 through March 31, 2007, and April 16, 2008, to December 31, 2008 (see Note 3).

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008 and 2007. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts payable, accrued expenses, loans payable and due to officers. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 will become effective as of the beginning of the 2009 fiscal year. The adoption of these new Statements is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations”. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

In February 2008, FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, or all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The partial adoption of SFAS 157 on February 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, is not expected to have a material effect on the Company’s consolidated financial statements. The Company is currently assessing the impact, if any, of SFAS No. 157 relating to its planned February 1, 2009, adoption of the remainder of the standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133”, which became effective on November 15, 2008. This standard changed the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. The adaptation of this standard had no material impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP if to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which becomes effective upon approval by the SEC. The standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of the Company’s current accounting principles or practices and therefore, is not expected to have a material impact on its financial statements.

2.	ACQUISITION OF RECEPTOPHARM, INC.

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

The purchase cost in excess of the fair value of net assets acquired was recorded as an goodwill. At December 31, 2008, the Company recorded an impairment charge for the entire amount of the goodwill.

Had the acquisition of ReceptoPharm taken place at January 1, 2008 and 2007 the unaudited consolidated results of operations would have been as follows:

	2008	2007
Revenue	$4,045	$-
Net loss	$4,400,389	$1,952,852
Net loss per share	$(0.03)	$(0.03)

As of December 31, 2008, the Company had issued a total of 24,740,800 shares of its common stock in exchange for 6,185,200 shares of ReceptoPharm.  The Company expects to issue the remaining 5,259,200 shares to the ReceptoPharm shareholders during the 2009.

3.	DUE TO OFFICERS

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

During the year ended December 31, 2008, the Company borrowed an additional $464,000 from its President, Rik Deitsch. The balance owed to Mr. Deitsch at December 31, 2008, was $1,255,448 which includes accrued interest of $152,073.

This demand loan is unsecured and bears interest at a rate of 4.0%.

In addition, the Company is indebted to two officers of a subsidiary in the amount of $301,853. These advances are due on demand and bear interest at 5% per annum.

4.	STOCKHOLDERS' DEFICIT

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

From January 1 through December 31, 2008, the Company completed private placements of restricted shares of its common stock, whereby it sold an aggregate of 18,440,000 shares at a price per share of $0.025.  The Company received proceeds of $808,500 in connection with the sale of these shares.  In addition, the Company granted one (1) warrant for each share sold which gives the investor the right to purchase one (1) additional share until December 31, 2012 at an exercise price of $0.10 per share.

During March and September 2008 the Company issued an aggregate of 22,300,000 shares of common stock for services. The shares were valued at their fair market value of $500,000 which has been charged to operations.

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

5.	STOCK OPTIONS

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

A summary of stock options is as follows:

		Weighted	Weighted
	Number	average	average
	of	exercise	fair
	shares	price	value

Balance at December 31, 2006, 2007 and 2008	3,000,000	$.25	$.00

The following table summarizes information about fixed-price stock options:

	Weighted	Weighted	Weighted-
	Average	Average	Average
Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price

$.20	1,000,000	2.00 years	$.20
$.27	2,000,000	2.25 years	$.27
	3,000,000

All options are vested and exercisable.

6.	INCOME TAXES

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2008 and 2007. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

As of December 31, 2007, the Company has a net operating loss carry forward of approximately $5,300,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2028. The deferred tax asset of approximately $1,800,000 relating to the operating loss carry forward has been fully reserved at December 31, 2008. The increase in the valuation allowance related to the deferred tax asset was approximately $400,000 during 2008. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from Stock based compensation of approximately $8,900,000, non-cash finance charges of approximately $1,100,000, non-cash losses on settlements of approximately $1,000,000, non-cash losses related to Nanologix of approximately $1,700,000, losses of ReceptoPharm, Inc. of approximately $3,000,000, goodwill impairment of $2,400,000 and the amortization on intangibles of approximately $800,000.

7. CONTINGENCIES AND COMMITTMENTS

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

On August 18, 2006, ReceptoPharm, our wholly owned subsidiary as of April 2008, was named as a defendant in Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.: 18247/06 (New York Supreme Court, Queens County). The original proceeding claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and shareholder and several corporations that she claims to own, the sum of $118,928.15 plus interest and counsel fees on a series promissory notes that were allegedly executed in 2001 and 2002. On August 23, 2007, the Queens County New York Supreme Court issued a decision denying Plaintiffs motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes. On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims. The Plaintiffs amended complaint seeks damages of no less than $768,506 on their claims, and now alleges that in or about June 2004 ReceptoPharm breached its fiduciary duty to the Plaintiffs as shareholders of ReceptoPharm by wrongfully canceling certain of their purported ReceptoPharm share certificates. ReceptoPharm has filed an answer denying the material allegations of the amended complaint and has asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes. Discovery in this matter has just started. We intend to vigorously contest this matter.

8. SUBSEQUENT EVENTS

ADDITIONAL OFFICER LOANS

From January 1 through April 10, 2009, the Company’s president Rik Deitsch loaned an additional $289,000 to the Company for working capital purposes.  As a result of these additional loans and accrued interest from January 1 through March 31, 2009, the Company owed Mr. Deitsch $1,544,448 as of April 10, 2009.

SALE OF SHARES OF COMMON STOCK IN CONNECTION WITH PRIVATE PLACEMENT

On January 23, 2009, the Company completed additional private placements of restricted shares of its common stock, whereby it sold 1,400,000 shares at a price per share of $0.025.  The Company received proceeds of $35,000 in connection with the sale of these shares.

In addition, the Company granted one (1) warrant for each share sold which gives each investor the right to purchase one additional share until December 31, 2012, at an exercise price of $0.10 per share.

STOCK BASED COMPENSATION

On March 30, 2009, the Company’s Board of Directors authorized the issuance of an aggregate of 1,000,000 shares of its restricted common stock in exchange for services rendered, as follows:

500,000 shares to each of two (2) consultants

The shares described above were valued at $0.02 per share which was the fair market value of the Company’s common stock on the date of grant.