Form 10-Q
period 2009-03-31
NUTRA PHARMA CORP
filed 2009-05-20
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, at May 15, 2009 was 213,676,482.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	4

Item 1. Financial Statements	4

Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	4

Consolidated Statements of Operations for the three months ended March 31, 2008 and 2009 (Unaudited) and for the period from inception (February 1, 2000) to March 31, 2009	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2009 (Unaudited) and for the period from inception (February 1, 2000) to March 31, 2009	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4T. Controls and Procedures	20

PART II. OTHER INFORMATION	20

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

SIGNATURES	22

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending March 31, 2009, most significantly our "Plan of Operations" section, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Nutra Pharma Corp. (hereafter referred to as "we", "our" or "us") to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to the following risks in connection with our business: (a) we have experienced recurring net losses and a working capital deficiency and our ability to continue as a going concern is dependent upon our ability to secure additional financing, which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (c) our operational plans are dependent upon obtaining equity or other financing and/or generating sufficient revenues; (d) we are subject to substantial Federal Food and Drug Administration ("FDA") and other regulations which may increase our costs or otherwise adversely affect our operations; (e) a market for our potential products may never develop; (f) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (g) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (h) to date, we have not generated any significant revenues; (i) to date, none of our proposed products have received FDA approval; (j) should we continue to have insufficient funds to conduct our operations, development of our possible products will be negatively impacted; and (k) we may be unable to compete against our competitors in the medical device and biopharmaceutical markets since our competitors have superior financial and technical resources than we do.

All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Part I.  Financial Information

Item 1. Financial Statements

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	March 31,
	2008	2009
		(Unaudited)
ASSETS
Current assets:
Cash	$50,910	$57,551
Accounts receivable	-	13,667
Inventory	10,770	10,770
Prepaid expenses	27,468	11,713
Total current assets	89,148	93,701
Property and equipment, net	9,941	8,550
Other assets	8,133	8,133
TOTAL ASSETS	$107,222	$110,384

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$156,399	$182,947
Accrued expenses	849,856	882,057
Due to officers	1,557,301	1,767,327
Other loans payable	100,000	100,300
Total current liabilities	2,663,556	2,932,631

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
211,276,482 shares issued and outstanding	211,277	211,277
Additional paid-in capital	21,503,591	21,558,591
(Deficit) accumulated during the development stage	(24,271,202)	(24,592,115)
Total stockholders' deficit	(2,556,334)	(2,822,247)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$107,222	$110,384

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		For the Period From February 1, 2000(Inception) Through
	2008	2009	March 31, 2009
Sales	$-	$18,230	$42,475

Cost of sales	-	260	4,789
Gross profit	-	17,970	37,686
Costs and expenses:
General and administrative	177,284	277,342	8,430,527
Research and development	-	25,220	1,765,457
General and administrative - stock based compensation	425,000	20,000	7,449,657
Write-off of advances to potential acquiree	-	-	629,000
Finance costs	-	-	786,000
Interest expense	15,689	16,321	469,935
Amortization of license agreement	-	-	155,210
Amortization of intangibles	-	-	656,732
Losses on settlements	-	-	1,261,284
Write-down of investment in subsidiary	-	-	620,805
Equity in loss of unconsolidated subsidiary	-	-	853,540
Write-off of investment in Portage BioMed	-	-	60,000
Write-off of investment in Xenacare	-	-	175,000
Net gain from deconsolidation of Receptopharm	-		(1,081,095)
Write-off of goodwill	-		2,397,749
Total costs and expenses	617,973	338,883	24,629,801
Net loss	$(617,973)	$(320,913)	$(24,592,115)
Per share information - basic and diluted:
Loss per common share	$(0.01)	$(0.00)

Weighted average common shares outstanding	87,318,319	211,276,482

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		For the Period From February 1, 2000(Inception) Years Ended Through
	2008	2009	March 31, 2009
Net cash (used in) operating activities	$(186,328)	$(277,359)	$(6,941,565)

Cash flows from investing activities:
Cash reduction due to deconsolidation of Infectech	-	-	(2,997)
Cash reduction due to deconsolidation of Receptopharm	-	-	(1,754)
Cash acquired in acquisition of Infectech	-	-	3,004
Cash acquired in acquisition of Receptopharm	-	-	40,444
Acquisition of property and equipment	-	-	(96,029)
Loan to Receptopharm	(250,000)	-	(300,000)
Investments carried at cost	-	-	(235,000)
Net cash (used in) investing activities	(250,000)		(592,332)

Cash flows from financing activities:
Common stock issued for cash	373,500	35,000	3,643,000
Proceeds from convertible loans	-	-	304,750
Proceeds from notes payable	-	-	100,000
Repayment of stockholder loans	-	-	(108,750)
Loans from stockholders	55,000	249,000	3,652,448
Net cash provided by financing activities	428,500	284,000	7,591,448
Net increase (decrease) in cash	(7,828)	6,641	57,551
Cash - beginning of period	122,810	50,910	-
Cash - end of period	$114,982	$57,551	$57,551

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:
Assumption of obligation under license agreement	$-	$-	$1,750,000
Value of shares issued as consideration in
acquisition of Nutra Pharma, Inc.	$-	$-	$112,500
Payments of license fee obligation by stockholder	$-	$-	$208,550
Conversion of stockholder loan to common stock	$-	$-	$862,012
Loan advances to Bio Therapeutics, Inc.
by stockholder	$-	$-	$629,000
Value of common stock issued as consideration
in acquisition of Infectech, Inc.	$-	$-	$4,486,375
Liabilities assumed in acquisition of Infectech, Inc.			$115,586
Cancellation of common stock	$-	$-	$14,806
Value of common stock issued by stockholder
to third party in connection with settlement	$-	$-	$229,500
Value of common stock issued by stockholder
to employee for services rendered	$-	$-	$75,000
Net deferred taxes recorded in connection
with acquisition	$-	$-	$967,586
Notes payable settled with common stock	$-	$-	$98,000
Settlement of stockholder loan in exchange
for common stock of subsidiary	$-	$-	$1,384,931
Settment of debt with common stock	$1,200,000	$-	$1,406,750
Expenses paid by stockholder	$-	$-	$119,140
Value of common stock issued for the acquisition
of Receptopharm	$-	$-	$1,050,000

See the accompanying notes to the financial statements.

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
March 31, 2009

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Rule 8.03 of Regulation SX. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2008 and 2007, and for the years then ended, including notes thereto included in the Company’s Form 10-K.

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

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Nutra Pharma and its subsidiaries, Designer Diagnostics Inc. and Receptopharm Inc. (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

2. BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2009, the Company had negative working capital of $2,838,930 and an accumulated deficit of $24,592,115. In addition, the Company has no significant revenue generating operations.

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

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
March 31, 2009

3. DUE TO OFFICERS

During the three months ended March 31, 2009, the Company borrowed an additional $249,000 from its President, Rik Deitsch, increasing the total amount owed under to Mr. Deitsch to $1,518,008.  This demand loan is unsecured and bears interest at a rate of 4.0%.  Included in the amount owed to Mr. Deitsch is $168,394 of accrued interest.

4. STOCKHOLDERS’ DEFICIT

From January 1 through March 31, 2009, the Company completed private placements of restricted shares of its common stock, whereby it sold an aggregate of 1,400,000 shares at a price per share of $0.025. The Company received proceeds of $35,000 in connection with the sale of these shares.  At March 31, 2009 these shares had not yet been issued.

The Company also granted one (1) warrant for each share sold which gives the investor the right to purchase one (1) additional share until December 31, 2012 at an exercise price of $0.10 per share.

5. STOCK BASED COMPENSATION

During the period ended March 31, 2009, the Company’s Board of Directors authorized the issuance of an aggregate of 1,000,000 shares of its restricted common stock in exchange for services rendered, as follows:

500,000 shares to each of two consultants

The shares described above were valued at $0.02 per share which was the fair market value of the Company’s common stock on the date of grant.  The Company recorded stock based compensation of $20,000 in connection with the issuance of these shares.  At March 31, 2009 these shares had not yet been issued.

6. STOCK OPTIONS

A summary of stock options and warrants is as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Balance December 31, 2008	21,440,000	$0.12	$0.00
Exercised	-	-	-
Issued	1,400,000	$0.10	$0.00
Forfeited	-	-	-
Balance March 31, 2009	22,840,000	$0.12	$0.00

The following table summarizes information about fixed-price stock options and warrants:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.10	19.840.000	4.60 years	$.10
$0.20	1,000,000	1.75 years	.20
$0.27	2,000,000	2.00 years	$.27
	22,840,000

All options are vested and exercisable.

7. CONTINGENCIES

On August 18, 2006, ReceptoPharm, our wholly owned subsidiary as of April 2008, was named as a defendant in Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.: 18247/06 (New York Supreme Court, Queens County). The original proceeding claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and shareholder and several corporations that she claims to own, the sum of $118,928.15 plus interest and counsel fees on a series promissory notes that were allegedly executed in 2001 and 2002. On August 23, 2007, the Queens County New York Supreme Court issued a decision denying Plaintiff’s motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes. On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims. The Plaintiffs amended complaint seeks damages of no less than $768,506 on their claims, and now alleges that in or about June 2004 ReceptoPharm breached its fiduciary duty to the Plaintiffs as shareholders of ReceptoPharm by wrongfully canceling certain of their purported ReceptoPharm share certificates. ReceptoPharm has filed an answer denying the material allegations of the amended complaint and has asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes. Discovery in this matter has just started. We intend to vigorously contest this matter.

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
March 31, 2009

8. SUBSEQUENT EVENTS

On April 1, 2009, the Company issued 1,400,000 shares of common stock that were subscribed for during the quarter ended March 31, 2009 (See Note 4).

On April 1, 2009, the Company issued an aggregate of 1,000,000 shares of common stock to two consultants.  These shares were granted during the quarter ended March 31, 2009 (See Note 5).

From April 1 through May 15, 2009, the Company’s president Rik Deitsch loaned an additional $56,000 to the Company for working capital purposes.  As a result of these additional loans and accrued interest from April 1 through May 15, 2009, the Company owed Mr. Deitsch $1,579,235 as of May 15, 2009.

Item 1A.  Risk Factors

As a Smaller Reporting Company, we are not required to provide the information required by this item; however, our disclosure under Forward Looking Statements above on page 3 of this report contains various risks that we are subject to.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operations

This section must be read in conjunction with our unaudited Financial Statements and accompanying notes included in Item 1 above.

Management’s Discussion

Liquidity and Capital Resources

Our independent registered public accounting firm issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2008. We have experienced recurring net losses and at March 31,  2009, we had an accumulated deficit of $24,592,115 and negative working capital of $2,838,930.   Additionally, we have no significant revenue generating operations. As mentioned above, our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. Should we fail to secure adequate financing or establish a sufficient revenue base to sustain our operations, we may deplete our available funds and be unable to pay our obligations.

We have estimated expenses of $2,575,000 pertaining to our twelve month Plan of Operations or $214,583 of monthly expenditures. Based on our current cash position, we  have insufficient funds to accomplish our operational objectives for even one month.   Our ability to meet these expenses is dependent upon our ability to raise additional capital or our management loaning us sufficient funds to meet our expenses.

We will attempt to satisfy our estimated cash requirements for our twelve month Plan of Operations through the sale of Designer Diagnostics’ test kits and revenue obtained from ReceptoPharm’s clinical research services; however, if our revenues fail to achieve adequate levels to provide for our operations, we will have to raise additional capital through a divestiture of assets, a private placement of our equity securities or, if necessary, possibly through shareholder loans or traditional bank financing or a debt offering; however, because we are a development stage company with a limited operating history and a poor financial condition, we may be unsuccessful in accomplishing any such financing. .

We have no alternative Plan of Operations. In the event that we do not obtain adequate financing to complete our Plan of Operations or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:

	Sell or dispose of our assets, if any;

	Pay our liabilities in order of priority, if we have available cash to pay such liabilities;

	If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;

	File a Certificate of Dissolution with the State of California to dissolve our corporation and close our business;


Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and


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

Results of Operations – Comparison of Three Month Periods ending March 31, 2008 and March 31, 2009

Revenues for the three months ended March 31, 2008 and March 31, 2009 increased from $0 to $18,230.

General and administrative expenses increased by $100,058 or 36% from $177,284 for the quarter ended March 31, 2008 to $277,342 for the quarter ended March 31, 2009. This increase  is due primarily to  additional expenses associated with ReceptoPharm’s operations.

We incurred a net loss of $320,913 during the 3 month period ending March 31, 2009 compared to a net loss of $617,973 for the comparable 2008 period.   This $297,060 or 48% decrease in net loss is primarily attributable to decreased stock compensation for services during the 3 month period ending March 31, 2009 period compared to the 3 month period ending March 31, 2008 period.

We had a working capital and stockholders’ deficit at March 31, 2009 of $2,838,930 and $2,822,247, respectively.   Our operations have been largely reliant upon receiving loans from our Chief Executive Officer.  During the three month period ended March 31, 2009, we borrowed an additional $249,000 from our President.  At December 31, 2008 and at March 31, 2009, we were indebted to our Chief Executive Officer in the amount of $1,255,448 and $1,518,008, respectively.  These funds have enabled us to continue our operations.

Uncertainties and Trends

Our operations and possible revenues are dependent now and in the future upon the following factors:

	Whether we successfully develop and commercialize the products from our research and development activities.

	If we fail to compete effectively in the intensely competitive biotechnology area, our operations and market position will be negatively impacted.

	If we fail to successfully execute our planned partnering and out-licensing of products or technologies, our future performance will be adversely affected.


The recent economic downturn and related credit and financial market crisis may adversely affect our ability to obtain financing, conduct our operations and realize opportunities to successfully bring our technologies to market.

	Biotechnology industry related litigation is substantial and may continue to rise, leading to greater costs and possible unpredictable litigation.

	If we fail to comply with extensive legal/regulatory requirements affecting the healthcare industry, we will face increased costs, and possibly penalties and business losses.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

	an obligation under a guarantee contract;

	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets;

	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or;


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

•
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

•
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

•	In February 2009, ReceptoPharm filed a patent application with the United States Patent and Trademark Office for the use of RPI-78 as a novel method for treating arthritis in humans.

•
In February 2009, ReceptoPharm, in collaboration with Soochow University in China published positive data from its recent animal studies on the use of RPI-78 (Cobratoxin) as a method for treating arthritis.

•
In March 2009, ReceptoPharm’s clean room manufacturing and laboratory facility achieved ISO class 5 certification from Biotec, a UK-based firm specializing in European clinical drug import and distribution.

•	During the quarter ending March 31, 2009, we began generating revenue from ReceptoPharm’s clinical research services.

OUR TWELVE-MONTH PLAN OF OPERATIONS PENDING ADEQUATE FINANCING

We intend to accomplish the following regarding our Plan of Operations over the next twelve months.

Designer Diagnostics, Inc.

Designer Diagnostics’ NTM Test Kits are now being marketed and will continue to be marketed to a global audience, including:

	Hospitals;

	Pharmaceutical companies;

	Biotechnology companies;

	Medical device distributors;

	Governmental organizations;

	Environmental testing facilities; and

	Government water and soil testing facilities at the local, state and federal levels.

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

ReceptoPharm

Clinical Studies

In January of 2007, ReceptoPharm began their clinical study in AMN.  AMN is a genetic disorder that affects the central nervous system. The disease causes neurological disability that is slowly progressive over several decades. Throughout our twelve month Plan of Operations and for 3 months thereafter, ReceptoPharm plans to conduct clinical studies of its AMN drug. The study is underway and completed its patient recruitment process and is being conducted by the Charles Dent Metabolic Unit located in London, England to conduct a clinical study that provides for:

	Recruitment of 20 patients with AMN;

	Administering ReceptoPharm’s AMN drug under development; and

	Monitoring patients throughout a 15-month protocol.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision of our Chief Executive Officer who is also our Principal Financial and Accounting Officer. Following this inspection, this officer concluded that our disclosure controls and procedures were effective as of March 31, 2009, the end of the period covered by this report.   There have been no changes in our internal controls or in other factors, which have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date of the evaluation.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 18, 2006, ReceptoPharm, our wholly owned subsidiary as of April 2008, was named as a defendant in Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.: 18247/06 (New York Supreme Court, Queens County). The original proceeding claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and shareholder and several corporations that she claims to own, the sum of $118,928.15 plus interest and counsel fees on a series promissory notes that were allegedly executed in 2001 and 2002. On August 23, 2007, the Queens County New York Supreme Court issued a decision denying Plaintiff’s motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes. On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims. The Plaintiffs amended complaint seeks damages of no less than $768,506 on their claims, and now alleges that in or about June 2004 ReceptoPharm breached its fiduciary duty to the Plaintiffs as shareholders of ReceptoPharm by wrongfully canceling certain of their purported ReceptoPharm share certificates. ReceptoPharm has filed an answer denying the material allegations of the amended complaint and has asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes. Discovery in this matter has just started. We intend to vigorously contest this matter.

There are no other legal proceedings that occurred during our Fiscal Quarter ending March 31, 2009 that are reportable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the 3 month period ended March 31, 2009, we sold an aggregate of 1,400,000 shares of our common stock to 1 accredited investor at a price per share of $0.025 for total proceeds of $35,000.  Additionally, we granted to  the one accredited, one (1) warrant for each share sold providing each such accredited investor the right to purchase one (1) additional share until December 31, 2012 at an exercise price of $0.10 per share.

During the 3 month period ended March 31, 2009, we issued 500,000 each to two consultants in exchange for services rendered to us.  The shares issued to these consultants were valued at $0.02 per share,  which was the fair market value of our common stock on the date of grant.

We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended ("the Act") in connection with the above issuances of the securities. We believed Sections 4(2) and 4(6) were available because:

	We are not and were not a blank check company at the time of the offer or sale;

	The investors had business experience and were accredited investors as defined by Rule 501 of Regulation D of the Act;

	All offers and sales of the investment were made privately and no party engaged in any general solicitation or advertising of the proposed investment;

	Each investor had a preexisting social, personal or business relationship with us and members of our management;

	The investors were provided with all information sufficient to allow them to make an informed investment decision;

	The investors had the opportunity to inspect our books and records and to verify statements made to induce them to invest;

	The securities representing the investment were issued with a restrictive legend indicating the securities represented by the certificate have not been registered; and

	No party received any transaction-based compensation such as commissions in regard to locating any investor for the venture

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

Dated: May 20, 2009

NUTRA PHARMA CORP.
Registrant

/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Principal Financial Officer