Form 10-Q
period 2009-06-30
NUTRA PHARMA CORP
filed 2009-08-19
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission file numbers 000-32141

NUTRA PHARMA CORP.
(Name of registrant as specified in its charter)

California	91-2021600
(State or Other Jurisdiction of Organization)	(IRS Employer Identification Number)

1537 NW 65th Avenue, Plantation, FL 33313
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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of August 14, 2009 was 220,176,482.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	1

Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2009 (Unaudited) and for the period from inception (February 1, 2000) to June 30, 2009	2

Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2009 (Unaudited) and for the period from inception (February 1, 2000) to June 30, 2009	3

Notes to Unaudited Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4T. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	18

SIGNATURES	18

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending June 30, 2009, most significantly our "Plan of Operations" section, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Nutra Pharma Corp. (hereafter referred to as "we", "our" or "us") to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to the following risks in connection with our business: (a) we have experienced recurring net losses and a working capital deficiency and our ability to continue as a going concern is dependent upon our ability to secure additional financing, which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (c) our operational plans are dependent upon obtaining equity or other financing and/or generating sufficient revenues; (d) we are subject to substantial Federal Food and Drug Administration ("FDA") and other regulations which may increase our costs or otherwise adversely affect our operations; (e) a market for our potential products may never develop; (f) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (g) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (h) to date, we have not generated any significant revenues; (i) to date, none of our proposed products have received FDA approval; (j) should we continue to have insufficient funds to conduct our operations, development of our possible products will be negatively impacted; (k) we may be unable to compete against our competitors in the medical device and biopharmaceutical markets since our competitors have superior financial and technical resources than we do; and  (l) we completed our acquisition of ReceptoPharm as our wholly owned subsidiary in April 2008; our operations and financial condition will be negatively affected if we fail to efficiently manage their operations and their expansion plans pending adequate financing.

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

Part I.  Financial Information

Item 1. Financial Statements

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	June 30,
	2008	2009
		(Unaudited)
ASSETS
Current assets:
Cash	$50,910	$-
Inventory	10,770	10,770
Prepaid expenses	27,468	10,149
Total current assets	89,148	20,919
Property and equipment, net	9,941	9,164
Other assets	8,133	8,803
TOTAL ASSETS	$107,222	$38,886

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$156,399	$240,029
Accrued expenses	849,856	946,857
Due to officers	1,557,301	1,851,432
Other loans payable	100,000	140,000
Total current liabilities	2,663,556	3,178,318

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
211,276,482 and 220,176,482 shares issued and outstanding, respectively	211,277	220,177
Additional paid-in capital	21,503,591	21,744,691
(Deficit) accumulated during the development stage	(24,271,202)	(25,104,300)
Total stockholders' deficit	(2,556,334)	(3,139,432)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$107,222	$38,886

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					For the
					Period From
					February 1,
					2000
					(Inception)
	Three Months Ended June 30,		Six Months Ended June 30,		Through June 30,
	2008	2009	2008	2009	2009
Sales	$-	$8,398	$-	$26,628	$50,873

Cost of sales	-	3,000	-	3,260	7,789
Gross profit	-	5,398	-	23,368	43,084
Costs and expenses:
General and administrative	342,233	294,463	519,517	571,805	8,724,990
Research and development	-	10,155	-	35,375	1,775,612
General and administrative - stock based compensation	-	195,000	425,000	215,000	7,644,657
Write-off of advances to potential acquiree	-	-	-	-	629,000
Finance costs	-	-	-	-	786,000
Interest expense	14,302	17,965	29,991	34,286	487,900
Amortization of license agreement	-	-	-	-	155,210
Amortization of intangibles	-	-	-	-	656,732
Losses on settlements	-	-	-	-	1,261,284
Write-down of investment in subsidiary	-	-	-	-	620,805
Equity in loss of unconsolidated subsidiary	-	-	-	-	853,540
Write-off of investment in Portage BioMed	-	-	-	-	60,000
Write-off of investment in Xenacare	-	-	-	-	175,000
Net gain from deconsolidation of Receptopharm	-	-	-	-	(1,081,095)
Write-off of goodwill	-	-	-	-	2,397,749
Total costs and expenses	356,535	517,583	974,508	856,466	25,147,384
Net loss	$(356,535)	$(512,185)	$(974,508)	$(833,098)	$(25,104,300)
Per share information - basic and diluted:
Loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding	184,221,396	215,518,240	135,769,858	213,409,079

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the
			Period From
			February 1,
			2000
			(Inception)
	Six months ended June 30,		Through June 30,
	2008	2009	2009

Net cash (used in) operating activities	$(490,843)	$(445,440)	$(7,109,646)

Cash flows from investing activities:
Cash reduction due to deconsolidation of Infectech	-	-	(2,997)
Cash reduction due to deconsolidation of Receptopharm	-	-	(1,754)
Cash acquired in acquisition of Infectech	-	-	3,004
Cash acquired in acquisition of Receptopharm	40,444	-	40,444
Acquisition of property and equipment	-	-	(96,029)
Loan to Receptopharm	(300,000)	-	(300,000)
Investments carried at cost	-	-	(235,000)
Net cash (used in) investing activities	(259,556)	-	(592,332)

Cash flows from financing activities:
Common stock issued for cash	461,000	35,000	3,643,000
Proceeds from convertible loans	-	-	304,750
Proceeds from notes payable	-	40,000	140,000
Repayment of stockholder loans	-	-	(108,750)
Loans from stockholders	210,000	319,530	3,722,978
Net cash provided by financing activities	671,000	394,530	7,701,978
Net (decrease) in cash	(79,399)	(50,910)	-
Cash - beginning of period	122,810	50,910	-
Cash - end of period	$43,411	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:
Assumption of obligation under license agreement	$-	$-	$1,750,000
Value of shares issued as consideration in acquisition of Nutra Pharma, Inc.	$-	$-	$112,500
Payments of license fee obligation by stockholder	$-	$-	$208,550
Conversion of stockholder loan to common stock	$-	$-	$862,012
Loan advances to Bio Therapeutics, Inc. by stockholder	$-	$-	$629,000
Value of common stock issued as consideration in acquisition of Infectech, Inc.	$-	$-	$4,486,375
Liabilities assumed in acquisition of Infectech, Inc.			$115,586
Cancellation of common stock	$-	$-	$14,806
Value of common stock issued by stockholder to third party in connection with settlement	$-	$-	$229,500
Value of common stock issued by stockholder to employee for services rendered	$-	$-	$75,000
Net deferred taxes recorded in connection with acquisition	$-	$-	$967,586
Notes payable settled with common stock	$-	$-	$98,000
Settlement of stockholder loan in exchange for common stock of subsidiary	$-	$-	$1,384,931
Settment of debt with common stock	$1,200,000	$-	$1,406,750
Expenses paid by stockhoder	$-	$-	$119,140
Value of common stock issued for the acquisition of Receptopharm	$-	$-	$1,050,000

See the accompanying notes to the financial statements.

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
June 30, 2009

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

2. BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2009, the Company had negative working capital of $3,157,399 and an accumulated deficit of $25,104,300. In addition, the Company has no significant revenue generating operations.

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
June 30, 2009

2. BASIS OF REPORTING (continued)

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. DUE TO OFFICERS

During the six months ended June 30, 2009, the Company borrowed an additional $319,530 from its President, Rik Deitsch, increasing the total amount owed under to Mr. Deitsch to $1,604,448.  This demand loan is unsecured and bears interest at a rate of 4.0%.  Included in the amount owed to Mr. Deitsch is $184,264 of accrued interest.

4. STOCKHOLDERS’ DEFICIT

From January 1 through June 30, 2009, the Company completed private placements of restricted shares of its common stock, whereby it sold an aggregate of 1,400,000 shares at a price per share of $0.025. The Company received proceeds of $35,000 in connection with the sale of these shares.

The Company also granted one (1) warrant for each share sold which gives the investor the right to purchase one (1) additional share until December 31, 2012 at an exercise price of $0.10 per share.

5. STOCK BASED COMPENSATION

On March 30, 2009, the Company authorized the issuance of 1,000,000 shares of its restricted common stock to two consultants for services rendered. These shares were valued at $0.02 per share and accordingly the Company recorded stock based compensation of $20,000.  These shares were issued on April 1, 2009.

On June 4, 2009, the Company’s Board of Directors authorized the issuance of 1,500,000 shares of its restricted common stock to a consultant in exchange for services rendered.  These shares were valued at $0.03 per share which was the fair market value of the Company’s common stock on the date of grant.  The Company recorded stock based compensation of $45,000 in connection with the issuance of these shares.

On June 4, 2009, the Company issued 5,000,000 shares of its common stock to a consultant for services rendered.  These shares were issued pursuant to an effective registration statement on Form S-8 and were not subject to a vesting period.  The fair market value of the shares on the date of grant was $0.03 and accordingly the Company recorded stock based compensation of $150,000.

6. STOCK OPTIONS

A summary of stock options and warrants is as follows:

	Number of shares	Weighted average exercise price	Weighted average fair value
Balance December 31, 2008	21,440,000	$0.12	$0.00
Exercised	-	-	-
Issued	1,400,000	0.10	0.00
Forfeited	-	-	-
Balance June 30, 2009	22,840,000	$0.12	$0.00

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
June 30, 2009

6. STOCK OPTIONS (continued)

The following table summarizes information about fixed-price stock options and warrants:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.10	19,840,000	4.35 years	$.10
$0.20	1,000,000	1.50 years	.20
$0.27	2,000,000	1.75 years	$.27
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

8. SUBSEQUENT EVENTS

On July 30, 2009, the Company completed a private placement of restricted shares of its common stock, whereby it sold 2,720,000 shares at a price per share of $0.025.  The Company received proceeds of $68,000 in connection with the sale of these shares.  The Company also granted one (1) warrant for each share sold which gives the investor the right to purchase one (1) additional share until December 31, 2012 at an exercise price of $0.10 per share.

On July 14, 2009, the Company’s president Rik Deitsch loaned an additional $227,000 to the Company for working capital purposes.  As a result of this additional loan and accrued interest, the Company owed Mr. Deitsch $1,837,512 as of July 31, 2009.

Item 1A.  Risk Factors

As a Smaller Reporting Company, we are not required to provide the information required by this item; however, our disclosure under Forward Looking Statements above on page 1 of this report contains various risks that we are subject to.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operations

This section must be read in conjunction with our unaudited Financial Statements and accompanying notes included in Item 1 above.

Management’s Discussion

Liquidity and Capital Resources

Our independent registered public accounting firm issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2008. Our financial statements for the period ending June 30, 2009 are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of our business.  We have experienced recurring net losses and at June 30, 2009, we had an accumulated deficit of $25,104,300 and negative working capital of $3,157,399.   Additionally, our operations have been largely reliant upon receiving loans from our Chief Executive Officer, Rik Deitsch.  During the six months ended June 30, 2009, we borrowed an additional $319,530 from Mr. Deitsch, increasing the total amount owed to him to $1,604,448.   Additionally, on July 14, 2009 (after this financial quarter ending June 30, 2009), we borrowed an additional $227,000 from Mr. Deitsch for working capital purposes and as of July 31, 2009 we owe Mr. Deitsch $1,837,512.

We have no significant revenue generating operations. Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations. Additionally, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. Should we fail to secure adequate financing or establish a sufficient revenue base to sustain our operations, we may deplete our available funds and be unable to pay our obligations.

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

•
Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and

•
Make the appropriate filings with the Financial Industry Regulatory Authority (FINRA) to effect a delisting of our common stock, if, in fact, our common stock is trading on the Over-the-Counter Bulletin Board at that time.

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

Results of Operations – Comparison of Three Month Periods Ending June 30, 2008 and June 30, 2009

Revenue for the three months ended June 30, 2009 was $8,398.  We did not have any revenue in the three month period ended June 30, 2008.  Our revenues are generated from the provision of clinical research services to independent third parties.  These clinical research services are performed by our wholly owned subsidiary, ReceptoPharm.

General and administrative expenses decreased $47,770 or 14% from $342,233 for the quarter ended June 30, 2008 to $294,463 for the quarter ended June 30, 2009.  This decrease is due primarily to a reduction in our consulting expenses as well as that of our wholly owned subsidiary, ReceptoPharm.

We incurred a net loss of $512,185 during the three month period ending June 30, 2009 compared to a net loss of $356,535 for the comparable 2008 period.  This $155,650 or 30% increase in net loss is primarily attributable to an increase in non-cash stock based compensation from $0 in the three month period ended June 30, 2008 to $195,000 in the three month period ended June 30, 2009.

Results of Operations – Comparison of Six Month Periods Ending June 30, 2008 and June 30, 2009

Revenue for the six months ended June 30, 2009 was $26,628.  We did not have any revenue in the six month period ended June 30, 2008.  Our revenues are generated from the provision of clinical research services to independent third parties.  These clinical research services are performed by our wholly owned subsidiary, ReceptoPharm.

General and administrative expenses increased $52,288 or 10% from $519,517 for the six months ended June 30, 2008 to $571,805 for the six months ended June 30, 2009.  This increase is due primarily to our consolidated results of operations for the six months ended June 30, 2008 only including ReceptoPharm’s expenses from April 10, 2008 through June 30, 2008.

We incurred a net loss of $833,098 during the six month period ending June 30, 2009 compared to a net loss of $974,508 for the comparable 2008 period.  This $141,410 or 15% decrease in net loss is primarily attributable to a decrease in non-cash stock based compensation from $425,000 during the six months ended June 30, 2008 to $215,000 during the six months ended June 30, 2009.  In addition, our net loss for the six months ended June 30, 2008 only includes the net loss attributable to ReceptoPharm from April 10, 2008 to June 30, 2008.

Uncertainties and Trends

Our operations and possible revenues are dependent now and in the future upon the following factors:

•	Whether we successfully develop and commercialize products from our research and development activities.

•	If we fail to compete effectively in the intensely competitive biotechnology area, our operations and market position will be negatively impacted.

•	If we fail to successfully execute our planned partnering and out-licensing of products or technologies, our future performance will be adversely affected.

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

•
A ReceptoPharm study published in Toxicon, which is the journal of the International Society of Toxinology, showed that ReceptoPharm’s leading drug treatment for the treatment of pain, RPI-78, had pain reducing effects that lasted four times as long as morphine without the negative side effects associated with opioid-based pain relievers.

•	In August 2009, ReceptoPharm filed a patent application with the United States Patent and Trademark Office for a new method of oral formulation of cobra venom aimed at treating pain.

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

Over the next twelve months, Designer Diagnostics will attempt to distribute the test kits to the above companies and organizations.  Our first sales occurred during our second quarter of 2006 with limited sales throughout 2007 and 2008. Our sales efforts during 2007, 2008 and thus far in 2009 have been inhibited by the necessity for FDA validation prior to active marketing in United States based markets. These markets include the CDC (Centers for Disease Control and Prevention) and the WHO (World Health Organization). Researchers at National Jewish Hospital in Denver, Colorado who are currently validating Designer Diagnostics’ TB and NTM Test Kits. This research has been protracted due to budget restrictions at the hospital as well as our own limited funding. We currently anticipate the completion of this research and regulatory filing by the fourth quarter of 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision of our Chief Executive Officer who is also our Principal Financial and Accounting Officer. Following this inspection, this officer concluded that our disclosure controls and procedures were effective as of  June 30, 2009, the end of the period covered by this report.   There have been no changes in our internal controls or in other factors, which have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date of the evaluation.

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

There are no other legal proceedings that occurred during our Fiscal Quarter ending June 30, 2009 that are reportable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 4, 2009, we issued 1,500,000 shares of our restricted common stock to a consultant in exchange for services rendered. These shares were valued at $0.03 per share, which is the fair market value of our common stock on June 4, 2009.  The aggregate value of this stock based compensation is $45,000.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

As we previously reported on Form 8-K on July 29, 2009, on July 28, 2009, Stanley J. Cherelstein, our Director since September 28, 2004, resigned as a Director of our Board of Directors.  Mr. Cherelstein was also Chairman of our Audit and Compensation Committees from November 5, 2004 until his Director resignation on July 28, 2009.  Mr. Cherelstein’s resignation as a Director was not regarding any matter pertaining to our operations, policies or practices.

Also, as we reported in the July 29, 2009 Form 8-K, on July 29, 2009, our Board of Directors unanimously approved of: (a) the appointment of Garry Pottruck as a Director of our Board of Directors: (b) the appointment of Mr. Pottruck as Chairman of our Audit and Compensation Committees; and (c) a stock grant to Mr. Pottruck for 2,500,000 shares of our common stock as compensation for his service as our director.

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

Dated: August 19, 2009

NUTRA PHARMA CORP.
Registrant

/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Principal Financial Officer