Form 10-Q
period 2009-09-30
NUTRA PHARMA CORP
filed 2009-11-18
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of November 6, 2009 was 269,200,232.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2009 (Unaudited) and for the period from inception (February 1, 2000) to September 30, 2009 (Unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2009 (Unaudited) and for the period from inception (February 1, 2000) to September 30, 2009 (Unaudited)	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	19

SIGNATURES	19

Part I.  Financial Information

Item 1. Financial Statements

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	September 30,
	2008	2009
		(Unaudited)
ASSETS
Current assets:
Cash	$50,910	$1,996,454
Inventory	10,770	66,860
Prepaid expenses	27,468	11,946
Total current assets	89,148	2,075,260
Property and equipment, net	9,941	7,673
Other assets	8,133	8,803
TOTAL ASSETS	$107,222	$2,091,736

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$156,399	$124,333
Accrued expenses	849,856	1,025,557
Due to officers	1,557,301	1,536,031
Other loans payable	100,000	80,000
Total current liabilities	2,663,556	2,765,921

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
211,276,482 and 269,200,232 shares issued and outstanding, respectively	211,277	269,201
Additional paid-in capital	21,503,591	24,915,942
(Deficit) accumulated during the development stage	(24,271,202)	(25,859,328)
Total stockholders' deficit	(2,556,334)	(674,185)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$107,222	$2,091,736

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					For the
					Period From
					February 1,
					2000
					(Inception)
					Through
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2008	2009	2008	2009	2009
Sales	$3,045	$900	$3,045	$27,528	$51,773

Cost of sales	655	-	655	3,260	7,789
Gross profit	2,390	900	2,390	24,268	43,984
Costs and expenses:
General and administrative	431,321	448,391	950,838	1,020,196	9,173,381
Research and development	-	91,580	-	126,955	1,867,192
General and administrative - stock based compensation	75,000	195,000	500,000	410,000	7,839,657
Write-off of advances to potential acquiree	-	-	-	-	629,000
Finance costs	-	-	-	-	786,000
Interest expense	12,649	20,957	42,640	55,243	508,857
Amortization of license agreement	-	-	-	-	155,210
Amortization of intangibles	-	-	-	-	656,732
Losses on settlements	-	-	-	-	1,261,284
Write-down of investment in subsidiary	-	-	-	-	620,805
Equity in loss of unconsolidated subsidiary	-	-	-	-	853,540
Write-off of investment in Portage BioMed	-	-	-	-	60,000
Write-off of investment in Xenacare	-	-	-	-	175,000
Net gain from deconsolidation of Receptopharm	-	-	-	-	(1,081,095)
Write-off of goodwill	-	-	-	-	2,397,749
Total costs and expenses	518,970	755,928	1,493,478	1,612,394	25,903,312
Net loss	$(516,580)	$(755,028)	$(1,491,088)	$(1,588,126)	$(25,859,328)
Per share information - basic and diluted:
Loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding	188,838,473	224,710,545	153,588,517	217,217,631

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the
			Period From
			February 1,
			2000
			(Inception)
			Through
	Nine months ended September 30,		September 30,
	2008	2009	2009

Net cash (used in) operating activities	$(854,461)	$(1,115,011)	$(7,779,217)

Cash flows from investing activities:
Cash reduction due to deconsolidation of Infectech	-	-	(2,997)
Cash reduction due to deconsolidation of Receptopharm	-	-	(1,754)
Cash acquired in acquisition of Infectech	-	-	3,004
Cash acquired in acquisition of Receptopharm	40,444	-	40,444
Acquisition of property and equipment	-	-	(96,029)
Loan to Receptopharm	(300,000)	-	(300,000)
Investments carried at cost	-	-	(235,000)
Net cash (used in) investing activities	(259,556)	-	(592,332)

Cash flows from financing activities:
Common stock issued for cash	808,500	3,060,275	6,668,275
Proceeds from convertible loans	-	-	304,750
Proceeds from notes payable	-	40,000	140,000
Repayment of notes payable		(80,000)	(80,000)
Repayment of stockholder loans	-	(506,250)	(615,000)
Loans from stockholders	231,000	546,530	3,949,978
Net cash provided by financing activities	1,039,500	3,060,555	10,368,003
Net increase (decrease) in cash	(74,517)	1,945,544	1,996,454
Cash - beginning of period	122,810	50,910	-
Cash - end of period	$48,293	$1,996,454	$1,996,454

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:
Assumption of obligation under license agreement	$-	$-	$1,750,000
Value of shares issued as consideration in acquisition of Nutra Pharma, Inc.	$-	$-	$112,500
Payments of license fee obligation by stockholder	$-	$-	$208,550
Conversion of stockholder loan to common stock	$-	$-	$862,012
Loan advances to Bio Therapeutics, Inc. by stockholder	$-	$-	$629,000
Value of common stock issued as consideration in acquisition of Infectech, Inc.	$-	$-	$4,486,375
Liabilities assumed in acquisition of Infectech, Inc.			$115,586
Cancellation of common stock	$-	$-	$14,806
Value of common stock issued by stockholder to third party in connection with settlement	$-	$-	$229,500
Value of common stock issued by stockholder to employee for services rendered	$-	$-	$75,000
Net deferred taxes recorded in connection with acquisition	$-	$-	$967,586
Notes payable settled with common stock	$-	$-	$98,000
Settlement of stockholder loan in exchange for common stock of subsidiary	$-	$-	$1,384,931
Settment of debt with common stock	$1,200,000	$-	$1,406,750
Expenses paid by stockhoder	$-	$-	$119,140
Value of common stock issued for the acquisition of Receptopharm	$-	$-	$1,050,000

See the accompanying notes to the financial statements.

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
September 30, 2009

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

In preparing the accompanying financial statements, we have evaluated subsequent events through November 18, 2009, the issuance date of this Quarterly Report on Form 10-Q.

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

2. BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2009, the Company had negative working capital of $690,661 and an accumulated deficit of $25,859,328. In addition, the Company has no significant revenue generating operations.

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
September 30, 2009

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. DUE TO OFFICERS AND STOCKHOLDERS

During the nine months ended September 30, 2009, the Company borrowed an additional $546,530 from its President, Rik Deitsch and repaid $450,000, bringing the total amount owed to Mr. Deitsch to $1,398,777.  This demand loan is unsecured and bears interest at a rate of 4.0%.  Included in the amount owed to Mr. Deitsch is $198,872 of accrued interest.

In addition, during the nine months ended September 30, 2009, the Company’s subsidiary ReceptoPharm repaid $56,250 in loans that it had previously received from a stockholder.  As of September 30, 2009, the balance owed to this stockholder was $166,974.

4. STOCKHOLDERS’ DEFICIT

From January 1 through September 30, 2009, the Company completed private placements of restricted shares of its common stock, whereby it sold an aggregate of 10,575,000 shares at a price per share of $0.025. The Company received proceeds of $264,375 in connection with the sale of these shares. The Company also granted one (1) warrant for each share sold which gives the investor the right to purchase one (1) additional share until December 31, 2012 at an exercise price of $0.10 per share.

From July 1 to September 30, 2009, the Company completed private placements of restricted shares of its common stock, whereby it sold an aggregate of 34,948,750 shares at a price per share of $0.08. The Company received proceeds of $2,795,900 in connection with the sale of these shares.

5. STOCK BASED COMPENSATION

On March 20, 2009, the Company issued 500,000 shares of restricted common stock to each of two (2) consultants for services rendered. These shares were valued at $0.02 per share which was the fair market value of the Company’s common stock on the date of grant and accordingly the Company recorded stock based compensation of $20,000.

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

On June 4, 2009, the Company issued 5,000,000 shares of its common stock to a consultant for services rendered.  These shares were issued pursuant to an effective registration statement on Form S-8 and were not subject to a vesting period.  The fair market value of the shares on the date of grant was $0.03 and the Company recorded stock based compensation of $150,000.

On July 29, 2009, the Company’s Board of Directors authorized the issuance of 2,500,000 shares of its restricted common stock to a Director in connection with his appointment to the Board on such date.  These shares were valued at $0.03 per share which was the fair market value of the Company’s common stock on the date of grant.  The Company recorded stock based compensation of $75,000 in connection with the issuance of these shares.

On August 17, 2009, the Company’s Board of Directors authorized the issuance of an aggregate of 1,400,000 shares of its restricted common stock to a four (4) consultant in exchange for services rendered.  These shares were valued at $0.05 per share which was the fair market value of the Company’s common stock on the date of grant.  The Company recorded stock based compensation of $70,000 in connection with the issuance of these shares.

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
September 30, 2009

On August 17, 2009, the Company issued 1,000,000 shares of its common stock to a consultant for services rendered.  These shares were issued pursuant to an effective registration statement on Form S-8 and were not subject to a vesting period.  The fair market value of the shares on the date of grant was $0.05 and the Company recorded stock based compensation of $50,000.

6. STOCK OPTIONS

A summary of stock options and warrants is as follows:
	Number of shares	Weighted average exercise price	Weighted average fair value
Balance December 31, 2008	40,140,000	$0.11	$0.02
Exercised	-	-	-
Issued	10,575,000	$0.10	$0.02
Forfeited	-	-	-
Balance September 30, 2009	50,715,000	$0.11	$0.02

The following table summarizes information about fixed-price stock options and warrants:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.10	47,715,000	3.25 years	$.10
$0.20	1,000,000	1.33 years	.20
$0.27	2,000,000	1.50 years	$.27
	50,715,000

All options are vested and exercisable.

As of September 30, 2009, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $38,543,000 and the aggregate intrinsic value of currently exercisable stock options was approximately $38,543,000.  The Intrinsic value of each option share is the difference between the fair market value of the Company’s common stock and the exercise price of such option share to the extent it is “in-the-money”.  Aggregate Intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.87 closing stock price of the Company’s common stock on September 30, 2009.

7. CONTINGENCIES

Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc.

On August 18, 2006, ReceptoPharm, prior to becoming our wholly owned subsidiary as of April 2008, was named as a defendant in Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.: 18247/06 (New York Supreme Court, Queens County). The original proceeding, which was filed via a motion for summary judgment in lieu of a complaint, claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and director and several corporations that she claims to own, the sum of $118,928 plus interest and counsel fees on a series of promissory notes that allegedly were executed in 2001 and 2002. On August 23, 2007, the New York Supreme Court, Queens County issued a decision denying Plaintiff's motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes, which precluded summary judgment.

Nutra Pharma Corp.
Notes to Consolidated Unaudited Financial Statements
September 30, 2009

On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims. The Plaintiffs' amended complaint seeks damages of no less than $768,506, and alleges that, in or about June 2004, ReceptoPharm breached its fiduciary duty to the Plaintiffs as ReceptoPharm shareholders by wrongfully canceling certain of their purported ReceptoPharm share certificates. ReceptoPharm filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment from the promissory notes. On June 23, 2009, ReceptoPharm submitted a motion to dismiss Plaintiffs' new claim for breach of fiduciary duty, contending that Plaintiffs had failed to state a cause of action either for breach of fiduciary duty or for breach of contract.

On July 22, 2009, during the pendency of ReceptoPharm's motion to dismiss, Plaintiffs moved to further amend their amended complaint, seeking leave to assert claims for breach of contract related to an additional 1,214,800 shares of ReceptoPharm stock.  Plaintiffs' proposed new claim contends that Receptopharm prevented Plaintiffs from exercising their dissenting shareholders' rights regarding the 1,214,800 shares. ReceptoPharm opposed Plaintiffs' motion for leave to further amend their amended complaint on multiple independent grounds. By decision and order dated August 12, 2009, the New York Supreme Court, Queens County, denied ReceptoPharm's June 23, 2009 motion to dismiss. The Court determined that even though Plaintiffs had not stated a claim for breach of contract or breach of fiduciary duty, they had stated an equitable claim for "wrongful cancellation of stock certificates". On September 22, 2009, Receptopharm simultaneously moved to renew and reargue the Queens County Supreme Court's denial of its motion to dismiss, and filed a notice of appeal regarding that denial, contending that the Court either misapprehended or overlooked certain factual and legal issues in arriving at its decision. In separate October 13, 2009 decisions, the Queens County Supreme Court denied Plaintiffs' motion to further amend their amended complaint to assert claims regarding the additional 1,214,800 shares of Receptopharm stock, and granted ReceptoPharm's motion to renew and reargue the Court’s decision on its motion to dismiss. However, the Court’s denial of Plaintiffs' motion to further amend was without prejudice to renewal and Plaintiffs may once again move to amend their amended complaint, provided they adhere to certain technical prerequisites. Furthermore, while the Court granted ReceptoPharm's motion to renew and reargue the motion to dismiss, it then once again denied the motion to dismiss upon renewal and reargument. Accordingly, Receptopharm filed a notice of appeal with respect to the Court's decision on renewal and reargument, and will move to consolidate the renewal/reargument appeal with the pending appeal of the underlying decision on the motion to dismiss.  Discovery in this matter has commenced, but the parties have only exchanged initial documents and no depositions have yet taken place. We intend to vigorously contest this matter.

8. SUBSEQUENT EVENTS

Subsequent to September 30, 2009, the Company repaid $150,000 of a loan due to an officer.

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending September 30, 2009 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Nutra Pharma Corp. and its subsidiaries (hereafter referred to as "we", "our" or "us") to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to the following risks, among others,  in connection with our business: (a) we have experienced recurring net losses and have a working capital deficiency, which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results;  (c) our operational plans are dependent upon generating revenues from product sales and clinical research services and/or obtaining equity or other  financing; (d) we are subject to substantial U.S. Food and Drug Administration ("FDA") and other regulations which may increase our costs or otherwise adversely affect our operations; (e) a market for our products may never develop; (f) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (g) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (h) to date, we have not generated any significant revenues; (i) to date, none of our proposed products have received FDA approval; (j) should we continue to have insufficient funds to conduct our operations, development of our possible future products will be negatively impacted; (k) we may be unable to compete against our competitors in the medical device and biopharmaceutical markets since our competitors have superior financial and technical resources than we do; (l) we completed our acquisition of ReceptoPharm as our wholly owned subsidiary in April 2008; our operations and financial condition will be negatively affected if we fail to efficiently manage their operations and their expansion plans pending adequate financing; and (m) if we fail to generate adequate revenues from our first product, Cobroxin, or we are subject to legal judgments against us for claimed negative effects of Cobroxin, our financial condition will be negatively affected.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section must be read in conjunction with our unaudited Financial Statements and accompanying notes included in Item 1 above.

Overview

We are a biopharmaceutical company specializing in the acquisition, licensing and commercialization of pharmaceutical products and technologies for the management of neurological disorders, cancer, autoimmune and infectious diseases.  Through our subsidiaries, ReceptoPharm Inc. and Designer Diagnostics, Inc., we carry out basic drug discovery research and clinical development and seek strategic licensing partnerships to reduce the risks associated with the drug development process. ReceptoPharm is developing technologies for the production of drugs which treat Multiple Sclerosis ("MS"), Adrenomyeloneuropathy (“AMN”), Rheumatoid Arthritis (“RA”), HIV and pain.  Designer Diagnostics is engaged in the research and development of diagnostic test kits designed to be used for the rapid identification of infectious diseases such as Paratuberculosis (para-TB) and Mycobacterium avium-intracellulare (MAI).

Cobroxin

In October 2009, we launched our first consumer product, Cobroxin, an over-the-counter pain reliever designed to treat moderate to severe (Stage 2) chronic pain.  Cobroxin is a homeopathic drug that was developed over a period of approximately 6 years as a result of ReceptoPharm’s on-going research into treatments for neurological and autoimmune disorders.

Cobroxin is currently available as a two (2) ounce topical gel for treating joint pain and pain associated with arthritis and repetitive stress, and as a one (1) ounce oral spray for treating lower back pain, migraines, neck aches, shoulder pain, cramps, and neuropathic pain. Both the topical gel and oral spray are packaged and sold as a 1-month supply.

Cobroxin offers several benefits as an analgesic. With increasing concern about consumers using opioid and acetaminophen-based pain relievers, Cobroxin provides an alternative that does not rely on opiates or non-steroidal anti-inflammatory drugs, otherwise known as NSAIDs, for its pain relieving effects.

One of the benefits to Cobroxin is its well defined safety profile. Since the early 1930s, the active pharmaceutical ingredient (API) of Cobroxin, Asian cobra venom, has been studied in more than 46 human clinical studies. The data from these studies provide clinical evidence that cobra venom provides an effective treatment for pain with few side effects.

Additional benefits to Cobroxin include:

•	Safe and Effective
•	All Natural
•	Long-Acting
•	Easy to Use
•	Non-Narcotic
•	Non-Addictive
•	Analgesic and Anti-Inflammatory

Potential side effects from use of Cobroxin include headache, nausea, vomiting, sore throat, allergic rhinitis and coughing.

Pain Market

Pain is one of the most common reasons that patients seek medical care and accounts for half of all physician office visits in the United States.  According to the American Pain Foundation, a non-profit organization, as of 2007 at least 25 million people in the United States experience acute pain as a result of injury or surgery.  Additionally, more than 50 million people in the United States are affected by ongoing chronic pain.

The market for pain management products in the United States, including prescription and nonprescription analgesics, reached $20.4 billion in 2005 according to an April 2006 published report by Medtech Insight, a market research firm.  According to a more recent report conducted by IMS Health, a market research firm, the sales of opioid-based prescription pain drugs, including OxyContin, exceeded $6 billion in 2008. The current market for pain drugs is expected to continue to grow according to Global Industry Analysts Inc., a market research firm which believes that the aging baby boomer population will continue to trigger growth in this market resulting in a market size of $35.5 billion by 2015.

Regulation

The active pharmaceutical ingredient (API) in Cobroxin, Asian cobra venom, has an approved United States monograph under the Homeopathic Pharmacopoeia of the United States (HPUS), which allowed us to register Cobroxin with the FDA as a homeopathic drug.  A United States monograph is a prescribed formulation for the production of any drug or product that is recognized by law for a specific application and that may be introduced into commerce. This registration process is required by the FDA to maintain full compliance of companies marketing and selling medicines classified as homeopathic.  On August 24, 2009, we announced that we successfully completed submission of final packaging and labeling to the FDA to begin selling our over-the-counter pain reliever, Cobroxin.

In addition, the FDA requires those companies manufacturing homeopathic medicines to have their facilities certified as Good Manufacturing Practice (“GMP”).   As of October 2005, ReceptoPharm’s manufacturing and laboratory facility is fully compliant with its GMP certification.  In March 2009, ReceptoPharm received an ISO Class 5 certification for its clean room facility. An ISO Class 5 certification is a type of classification granted for a clean room facility according to the number and size of particles permitted per volume of air. An ISO Class 5 clean room has at most, 3,500 particles per square meter.

Manufacturing

Manufacturing Cobroxin entails a two-step process, the first of which consists of ReceptoPharm manufacturing the bulk raw materials and completing the dilution levels of Cobroxin’s active pharmaceutical ingredient (API) as provided for in the Homeopathic Pharmacopoeia of the United States, which is a compilation of continuously updated statements of Homeopathic Pharmacopoeia standards and monographs as recognized by that organization. Once this process is completed, the second step entails transport of raw materials to a third-party manufacturer that completes the final mixing, bottling and shipping processes.

Marketing and Distribution

In August 2009, we completed an agreement with XenaCare Holdings, Inc. (“XenaCare”) granting XenaCare the exclusive license to market and distribute Cobroxin within the United States. To maintain this market exclusivity, XenaCare is required to meet certain minimum performance requirements.

In mid-October 2009, XenaCare began selling Cobroxin online through its product website Cobroxin.com. XenaCare is continuing to distribute Cobroxin to both online and brick-and-mortar retailers. We expect Cobroxin to be available nationwide during the first quarter of 2010.

To support ongoing sales, XenaCare intends to conduct an extensive marketing campaign, consisting of print, online and broadcast advertising.  To date, XenaCare has accomplished the following:

•	Launched its initial print advertising campaign with ads appearing in Prevention, Health, Star, Woman's World, Soap Opera, and Self magazines.

•	Announced that the Chain Drug Marketing Association (“CDMA”) will begin making Cobroxin available for purchase through its 6,000 member pharmacies.

•	Announced an agreement to advertise Cobroxin in the official publication for NASCAR, Racing One, for the 2010 racing season.

•
Announced completion of an agreement to advertise Cobroxin in the 2009 National Football Alumni Guide and Yearbook, a publication that is distributed to football fans, current and past NFL players, team owners, coaches and league executives.

Additionally, XenaCare plans to begin its broadcast advertising campaigns during the first quarter of 2010.

On September 21, 2009, we announced our plan to begin the drug registration process in Canada and Europe for Cobroxin.  On November 12, 2009, we announced plans to begin the drug registration process in South America for Cobroxin.

Moving into 2010, we plan to expand the presence of our pain reliever internationally through a series of out-licensing arrangements.  While many countries adopt a similar regulation to that of the United States for registering homeopathic drugs, the international application process is more complex and may take longer than in the United States.

Intellectual Property

On August 31, 2009, we filed a trademark application for the word mark “Cobroxin for Chronic Pain” with the United States Patent and Trademark Office.  Additionally, on August 13, 2009, ReceptoPharm filed a provisional patent application with the United States Patent and Trademark Office for the oral formulation and delivery of cobra venom for the treatment of pain. There is no assurance that ReceptoPharm’s patent will be approved by the United States Patent and Trademark Office.

Nyloxin Rx

In October 2009, we announced our plans to launch Nyloxin Rx, a prescription pain reliever for severe (Stage 3) chronic pain. Similar to Cobroxin, the active pharmaceutical ingredient in Nyloxin Rx is Asian cobra venom. The primary difference between Nyloxin Rx and Cobroxin is the dilution level of the venom, with Nyloxin Rx being more concentrated. We intend to begin selling Nyloxin Rx during the fourth quarter of 2009 subject to our registration of Nyloxin Rx with the FDA. Additionally, we plan to complete two additional human clinical studies aimed at comparing the efficacy of Nyloxin Rx to currently available prescription pain relievers, one of which we plan to begin during the fourth quarter of 2009 and the second clinical study we plan to begin during the second quarter of 2010.

ReceptoPharm

Over the next twelve months, ReceptoPharm will continue to oversee the manufacturing of Cobroxin, both at its Good Manufacturing Practice (GMP) certified facility and at the third-party manufacturing and bottling facility. Additionally, ReceptoPharm will also be responsible for acquiring appropriate amounts of Asian cobra venom required to manufacture Cobroxin.

ReceptoPharm also plans to begin additional clinical studies for its prescription pain reliever, Nyloxin. These studies will be designed to compare the efficacy of Nyloxin to other prescription strength pain relievers. The first clinical study is planned to begin within the fourth quarter of 2009 and the subsequent study is planned to begin by the second quarter of 2010. A ReceptoPharm study published in Toxicon, which is the journal of the International Society of Toxinology, showed that ReceptoPharm’s leading drug treatment for the treatment of pain, RPI-78 had pain reducing effects that lasted four times as long as morphine without the negative side effects associated with opiod-based pain relievers.

In February 2009, ReceptoPharm filed a patent application with the United States Patent and Trademark Office for the use of RPI-78 as a novel method for treating arthritis in humans. Also in February 2009, ReceptoPharm, in collaboration with Soochow University in China published positive data from its recent animal studies on the use of RPI-78 (Cobratoxin) as a method for treating arthritis.

ReceptoPharm is also engaged in providing contract research services to third-party biotechnology and pharmaceutical companies. ReceptoPharm announced in December 2008 that it had received a clinical drug supply contract for Celtic Biotech, an Ireland-based biotechnology company developing a treatment to cancer.  ReceptoPharm fulfilled this contract during the fourth quarter of 2009 and will continue to seek additional clients for its contract research services over the next twelve months.

In the areas of HIV and MS, ReceptoPharm plans to conduct clinical studies of its HIV and MS drugs under development. These "Phase II" studies will either prove or disprove the preliminary efficacy of ReceptoPharm's HIV and MS drugs under development. ReceptoPharm is in the process of attempting to secure agreements with third parties to conduct such clinical studies.

In January of 2007, ReceptoPharm began their clinical study in Adrenomyeloneuropathy (“AMN”).  AMN is a genetic disorder that affects the central nervous system. The disease causes neurological disability that is slowly progressive over several decades. Throughout our twelve month Plan of Operations, ReceptoPharm plans to complete analysis of this clinical study. The clinical study, which was completed at the Charles Dent Metabolic Unity located in London, England, is classified as a Phase IIb/IIIa study. Once the results are analyzed and presented to the regulatory agencies, it could be determined to be the final step required for regulatory approval of the drug.

Designer Diagnostics

Designer Diagnostics’ Nontuberculous Mycobacteria (“NTM”) test kits are now being marketed and will continue to be marketed to a global audience, including:

•	Hospitals;
•	Pharmaceutical companies;
•	Biotechnology companies;
•	Medical device distributors;
•	Governmental organizations;
•	Environmental testing facilities; and
•	Government water and soil testing facilities at the local, state and federal levels.

Over the next twelve months, Designer Diagnostics will attempt to distribute the test kits to the above companies and organizations.  Our first sales occurred during our second quarter of 2006 with limited sales throughout 2007 and 2008. Our sales efforts during 2007, 2008 and thus far in 2009 have been inhibited by the necessity for FDA validation prior to active marketing in United States based markets. These markets include the CDC (Centers for Disease Control and Prevention) and the WHO (World Health Organization). Researchers at National Jewish Hospital in Denver, Colorado are currently validating Designer Diagnostics’ TB and NTM Test Kits. This research has been protracted due to budget restrictions at the hospital as well as our own limited funding. We currently anticipate the completion of this research and regulatory filing by the second quarter of 2010.

Additionally, the test kits are now utilized for environmental analysis for the presence of NTM in the water and/or soil. This allows investigators to easily find the source of contamination and may greatly reduce NTM infections and outbreaks.  When, and if, sales of the test kits exceed our operating budget, we will use the test kit proceeds to fund drug research and clinical studies.

Designer Diagnostics’ management will attempt to develop a distribution network and actively market the test kits to supply administrators of companies and/or governmental organizations in the following markets: hospitals; pharmaceutical; biotechnology; medical device distributors. Designer Diagnostics will also attempt to acquire other medical diagnostic products to develop that same distribution market. Designer Diagnostic’s management will also seek license agreements to develop revenue streams consisting of drug discovery, drug development, and new medical device technologies.

Liquidity and Capital Resources

Our independent registered public accounting firm issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2008.  Our financial statements for the period ending September 30, 2009 are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of our business.  Since our inception, we have experienced recurring net losses and at September 30, 2009, we had an accumulated deficit of $25,859,328 and negative working capital of $690,661.

To fund costs associated with our operations, we have been relied upon loans from our Chief Executive Officer, Rik Deitsch.  During the nine months ended September 30, 2009, we borrowed an additional $546,530 from Mr. Deitsch.  During September 2009, we repaid $450,000 of such loans; as of September 30, 2009, this repayment reduced the balance owed to Mr. Deitsch to $1,398,777.  In October 2009, we repaid an additional $150,000 to Mr. Deitsch.

During the quarterly period ending September 30, 2009, we raised $3,025,275 through private placements of shares of our common stock.  We expect to utilize the proceeds from these private placements to manufacture our Cobroxin line of products, conduct additional research and clinical trials for ReceptoPharm’s leading drug candidate RPI-78, and reduce our level of debt.  We estimate that we will require approximately $1,200,000 to fund our existing operations and the operations of our subsidiaries ReceptoPharm and Designer Diagnostics over the next twelve months.  These costs include: (i) compensation for six (6) full-time employees; (ii) compensation for two (2) consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.   These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

We began generating revenues from the sale of Cobroxin in the fourth quarter of 2009.  Our ability to meet our future operating expenses is highly dependent on the amount of such future revenues.  To the extent that future revenues from the sale of Cobroxin are insufficient to cover our operating expenses we may need to raise additional equity capital, which could result in substantial dilution to existing shareholders.  There can be no assurance that we will be able to raise sufficient equity capital to fund our working capital requirements on terms acceptable to us, or at all.  We may also seek additional loans from our officers and directors; however, there can be no assurance that we will be successful in securing such additional loans.

In the event that we do not obtain adequate financing or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:

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

 We do not know and cannot determine which, if any, of these actions we will be forced to take.  If any of these foregoing events occur, you could lose your entire investment in our common stock.

Results of Operations – Comparison of Three Month Periods Ending September 30, 2008 and September 30, 2009

Revenue for the three months ended September 30, 2009 was $900 compared to $3,045 for the comparable period in 2008.  Revenue for the current quarterly period was generated from the provision of clinical research services to independent third parties.  These clinical research services are performed by our wholly owned subsidiary, ReceptoPharm.  Revenue for the comparable period in 2008 was attributable to the sale of test kits by our subsidiary, Designer Diagnostics.  We did not sell any test kits in the quarter ended September 30, 2009.

General and administrative expenses increased $17,070 or 4% from $431,321 for the quarter ended September 30, 2008 to $448,391 for the quarter ended September 30, 2009.  This increase is due primarily to an increase in consulting expenses incurred by ReceptoPharm.  Research and development expenses incurred by ReceptoPharm were $91,580 for the quarter ended September 30, 2009.  These expenses were related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound RPI-78.  Also included in research and development expenses are certain costs related to the commercialization of our Cobroxin products.

Stock based compensation increased $120,000 from $75,000 for the quarter ended September 30, 2008 to $195,000 for the comparable quarter in 2009.  We issued 2,500,000 shares in exchange for compensation at value of $0.03 per share in 2008 compared to 4,900,000 shares at a weighted average value of $0.0398 in 2009.

Interest expense increased from $12,649 for the quarter ended September 30, 2008 to $20,957 for the comparable quarter in 2009.  This increase was attributable to an increased level of indebtedness related to loans made to us by our Chief Executive Officer.

We incurred a net loss of $755,028 for the three month period ending September 30, 2009 compared to a net loss of $516,580 for the comparable period in 2008.  The increase in net loss is primarily attributable to the increase in stock based compensation and research and development expenses as discussed above.

Results of Operations – Comparison of Nine Month Periods Ending September 30, 2008 and September 30, 2009

Revenue for the nine months ended September 30, 2009 was $27,528 compared to $3,045 for the comparable period in 2008.  Revenue for the current nine-month period was generated from the provision of clinical research services to independent third parties.  These clinical research services are performed by our wholly owned subsidiary, ReceptoPharm.  Revenue for the comparable period in 2008 was attributable to the sale of test kits by our subsidiary, Designer Diagnostics.  We did not sell any test kits in the nine-month period ended September 30, 2009.

General and administrative expenses increased $69,358 or 7.3% from $950,838 for the nine months ended September 30, 2008 to $1,020,196 for the nine months ended September 30, 2009.  This increase is due primarily to an increase in consulting expenses incurred by ReceptoPharm.  Research and development expenses incurred by ReceptoPharm were $126,955 for the nine months ended September 30, 2009.  These expenses were related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound RPI-78.  Also included in research and development expenses are certain costs related to the commercialization of our Cobroxin products.

Stock based compensation decreased $90,000 from $500,000 for the nine months ended September 30, 2008 to $410,000 for the comparable quarter in 2009.  We issued 19,500,000 shares in exchange for compensation at a weighted average value of $0.026 per share in 2008 compared to 12,400,000 shares at a weighted average value of $0.033 in 2009.

Interest expense increased from $42,640 for the nine months ended September 30, 2008 to $55,243 for the comparable period in 2009.  This increase was attributable to an increased level of indebtedness related to loans made to us by our Chief Executive Officer.

We incurred a net loss of $1,588,126 for the nine month period ending September 30, 2009 compared to a net loss of $1,491,088 for the comparable period in 2008.  The increase in net loss is primarily attributable to an overall increase in general and administrative expenses and research and development expenses as discussed above.

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

•	Biotechnology industry related litigation is substantial and may continue to rise, leading to greater costs and unpredictable litigation.

•	If we fail to comply with extensive legal/regulatory requirements affecting the healthcare industry, we will face increased costs, and possibly penalties and business losses.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

•	an obligation under a guarantee contract;

•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets;

•	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision of our Chief Executive Officer who is also our Principal Financial and Accounting Officer. Following this inspection, this officer concluded that our disclosure controls and procedures were effective as of September 30, 2009, the end of the period covered by this report.  There have been no changes in our internal controls or in other factors, which have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date of the evaluation.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc.
On August 18, 2006, ReceptoPharm, prior to becoming our wholly owned subsidiary as of April 2008, was named as a defendant in Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.: 18247/06 (New York Supreme Court, Queens County). The original proceeding, which was filed via a motion for summary judgment in lieu of a complaint, claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and director and several corporations that she claims to own, the sum of $118,928.15 plus interest and counsel fees on a series of promissory notes that allegedly were executed in 2001 and 2002. On August 23, 2007, the New York Supreme Court, Queens County issued a decision denying Plaintiff's motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes, which precluded summary judgment.

On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims. The Plaintiffs' amended complaint seeks damages of no less than $768,506, and alleges that, in or about June 2004, ReceptoPharm breached its fiduciary duty to the Plaintiffs as ReceptoPharm shareholders by wrongfully canceling certain of their purported ReceptoPharm share certificates. ReceptoPharm filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment from the promissory notes. On June 23, 2009, ReceptoPharm submitted a motion to dismiss Plaintiffs' new claim for breach of fiduciary duty, contending that Plaintiffs had failed to state a cause of action either for breach of fiduciary duty or for breach of contract.

On July 22, 2009, during the pendency of ReceptoPharm's motion to dismiss, Plaintiffs moved to further amend their amended complaint, seeking leave to assert claims for breach of contract related to an additional 1,214,800 shares of ReceptoPharm stock.  Plaintiffs' proposed new claim contends that Receptopharm prevented Plaintiffs from exercising their dissenting shareholders' rights regarding the 1,214,800 shares. ReceptoPharm opposed Plaintiffs' motion for leave to further amend their amended complaint on multiple independent grounds. By decision and order dated August 12, 2009, the New York Supreme Court, Queens County, denied ReceptoPharm's June 23, 2009 motion to dismiss. The Court determined that even though Plaintiffs had not stated a claim for breach of contract or breach of fiduciary duty, they had stated an equitable claim for "wrongful cancellation of stock certificates". On September 22, 2009, Receptopharm simultaneously moved to renew and reargue the Queens County Supreme Court's denial of its motion to dismiss, and filed a notice of appeal regarding that denial, contending that the Court either misapprehended or overlooked certain factual and legal issues in arriving at its decision. In separate October 13, 2009 decisions, the Queens County Supreme Court denied Plaintiffs' motion to further amend their amended complaint to assert claims regarding the additional 1,214,800 shares of Receptopharm stock, and granted ReceptoPharm's motion to renew and reargue the Court’s decision on its motion to dismiss. However, the Court’s denial of Plaintiffs' motion to further amend was without prejudice to renewal and Plaintiffs may once again move to amend their amended complaint, provided they adhere to certain technical prerequisites. Furthermore, while the Court granted ReceptoPharm's motion to renew and reargue the motion to dismiss, it then once again denied the motion to dismiss upon renewal and reargument. Accordingly, Receptopharm filed a notice of appeal with respect to the Court's decision on renewal and reargument, and will move to consolidate the renewal/reargument appeal with the pending appeal of the underlying decision on the motion to dismiss.  Discovery in this matter has commenced, but the parties have only exchanged initial documents and no depositions have yet taken place. We intend to vigorously contest this matter.

There are no other legal proceedings that occurred during our Fiscal Quarter ending September 30, 2009 that are reportable.

Item 1A.  Risk Factors

As a Smaller Reporting Company, we are not required to provide the information required by this item; however, our disclosure under Forward Looking Statements above on page 10 of this report contains various risks that we are subject to.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From July 1, 2009 through September 30, 2009, we sold 9,175,000 shares of our common stock to five (5) accredited investors at a price of $0.025 for aggregate proceeds of $229,375.  We also granted one (1) warrant for each share sold, which gives each accredited investor the right to purchase one (1) additional share until December 31, 2010 at an exercise price of $0.10.

From September 1, 2009 to September 30, 2009, we sold 34,948,750 shares of our common stock to sixty-five (65) accredited investors at $0.08 per share for aggregate proceeds of $2,795,900.

On August 31, 2009, we issued an aggregate of 1,400,000 shares of our restricted common stock to four (4) consultants in share denominations of 250,000, 750,000, 100,000, and 300,000.   These shares were issued in exchange for services rendered and were valued at $0.05 per share, which was the fair market value of our common stock on the date of grant.

On September 17, 2009, we issued 2,500,000 shares of our restricted common stock to a Director in connection with his appointment to our Board of Directors.   These shares were valued at $0.03 per share which was the fair market value of our common stock on the date of grant.

We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended ("the Act") in connection with the above issuances of the securities to the above accredited investors.

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

Dated: November 18, 2009

NUTRA PHARMA CORP.
Registrant

/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer