Form 10-K/A
period 2008-12-31
NUTRA PHARMA CORP
filed 2010-01-25
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

         Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

         Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

         Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2009 was $2,553,679.

As of March 31, 2009, there were 211,276,482 shares of common stock issued and outstanding.

Forward Looking Statements

This Annual Report on Form 10-K, Amendment No. 1,   for the period ending December 31, 2008, most significantly, our "Plan of Operations" section, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Nutra Pharma Corp. (hereafter referred to as "we", "our" or "us") to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to the following risks in connection with our business: (a) we have experienced recurring net losses and a working capital deficiency and our ability to continue as a going concern is dependent upon our ability to secure additional financing, which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (c) our operational plans are dependent upon obtaining equity or other financing; (d) we are subject to substantial Federal Food and Drug Administration ("FDA") and other regulations which may increase our costs or otherwise adversely affect our operations; (e) a market for our potential products may never develop; (f) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (g) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (h) to date, we have not generated any significant revenues; (i) to date, none of our proposed products have received FDA approval; and (j) we may be unable to compete against our competitors in the medical device and biopharmaceutical markets since our competitors have superior financial and technical resources than we do.

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

Bio-Therapeutics, Inc.

On October 3, 2003, we entered into a non-assignable license agreement between Biotherapeutics, Inc. and us, which was amended on November 11, 2003, to make the license agreement assignable. This agreement was in settlement of a  lawsuit that we filed against Biotherapeutics alleging that Biotherapeutics owed us $850,000 in connection with a merger agreement between us and Biotherapeutics, which was cancelled.

The 2003 license agreement provides that for  a non-exclusive license to certain intellectual property of Bio Therapeutics, Inc, which consists of the following two distinct technology platforms:

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

Sources and Availability of Raw Materials

Our wholly owned subsidiary, ReceptoPharm, uses the raw material, Cobra Venom, for the drugs that it studies.  We currently have no supplier agreement or arrangements for obtaining Cobra Venom, which we obtain on an as-needed basis.   There are at least three Cobra Venom based suppliers each in the United States and the Peoples Republic of China from which ReceptoPharm may acquire Cobra Venom, in addition to other suppliers in Thailand and India.  Dr. Paul Reid, ReceptoPharm’s Chief Executive Officer, is responsible for locating cobra venom suppliers on an as-needed basis, which involves  obtaining a small test amount from a supplier for scientific validation of that raw material prior to purchase.  Apart from Cobra Venom, we do not currently use raw materials in our business.

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

Bio Therapeutics Patents

We hold the license to certain intellectual property belonging to Bio Therapeutics that has either been granted a patent or is in the patent application process as follows:

U.S. Patent No. 5,989,857, Polypeptide compositions and methods was granted in November 1999 with 10 claims. The patent outlines a method of preparing a bioactive polypeptide in a stable, inactivated form, the method comprising the step of treating the polypeptide with ozonated water in order to oxidize and/or stabilize the cysteine residues, and in turn, prevent the formation of disulfide bridges necessary for bioactivity.

U.S. Patent No. 6,670,148, Compositions comprising bioactive peptides prepared without formation of native disulfide bonds was granted in December 2003, with 9 claims. The patent further describes a method of preparing a bioactive polypeptide in a stable, inactivated form, the method comprising the step of treating the polypeptide with ozonated water in order to oxidize and/or stabilize the cysteine residues, and in turn, prevent the formation of disulfide bridges necessary for bioactivity. The method can involve the use of ozonated water to both oxidize the disulfide bridges in a bioactive polypeptide, and to then stabilize the resultant cysteine residues. Optionally, and preferably, the method can involve the use of ozonated water to stabilize the cysteine residues, and thereby prevent the formation of disulfide bridges, in a polypeptide produced by recombinant means in a manner that allows the polypeptide to be recovered with the disulfide bridges unformed.

U.S. Patent Application Number 11415377, Buccal Delivery System, with 20 claims. The patent describes a delivery formulation and system for delivering inactivated bioactive peptides to the body. The formulation includes effective amounts of the peptide as well as a mucosal permeation enhancer selected from the group consisting of quaternary ammonium salts. The system can be used by spraying the formulation into the buccal cavity, e.g., to the roof of the mouth. This application is currently listed as abandoned as of December 2009.

U.S. Patent Application Number 11431126, Immunokine composition and method with 31 claims. The patent describes a composition and method for preventing HIV infection of mammalian cells. One aspect of the invention relates to an anti-immunodeficiency virus immunokine capable of binding to a cellular protein in a manner that prevents HIV infection of that cell. The compositions can include either an active bioactive polypeptide, such as native cobratoxin, and/or an inactivated bioactive polypeptide, such as cobratoxin in which one or more of the native disulfide bridges have been prevented from forming. The term "immunokine" is used to refer to an inactivated bioactive polypeptide, whether inactivated by chemical, genetic, and/or synthetic means as described herein, with the proviso that a corresponding active bioactive polypeptides can be included where applicable (e.g., for in vitro use). This application is currently listed as abandoned as of June 2009

ReceptoPharm Patents

ReceptoPharm has several patents pending with the United States Patent and Trademark Office. These patents include:

U.S. Patent Application Number 11/217,713, Modified venom and venom components as anti-retroviral agents with 10 claims was filed in September 2005. The present invention describes a method of treatment of human subject suffering from infection with HIV, comprising administering a disease mitigating amount of a detoxified, modified cobra venom composition in an amount effective to ameliorate at least one symptom of said infection. This patent is meant to protect and support the Company’s work in our production of anti-viral treatments. Currently, this would be applied to RPI-MN and RPI-78.

U.S. Patent Application Number 11/592,896, Modified elapid venoms as stimulators of the immune reaction with 20 claims was filed in November 2006. The patent describes a method of protection from infections by administering a detoxified and neurotropically active modified venom containing alpha-cobratoxin. Protection includes bacterial, viral and parasitic infections. This patent is meant to protect and support the Company’s work in our production of anti-infective treatments. Currently, this would be applied to RPI-MN and RPI-78.

U.S. Patent Application Number 11/642,312, Use of cobratoxin as an analgesic with 5 claims was filed in December 2006. The patent describes a composition of matter for an analgesic and its method of use is disclosed. The method of use is for the treatment of chronic pain, especially to the treatment of heretofore intractable pain as associated with advanced cancer. The pain associated with neurological conditions, rheumatoid arthritis, viral infections and lesions is also contemplated. The method includes administering to a host an alpha-neurotoxin that is characterized by its ability to blocking of the action of acetylcholine at nicotinic acetylcholine receptors. This patent is meant to protect and support the Company’s work in our production of drugs for the treatment of pain. After our year ending December 31, 2008, this patent  will be applied to Cobroxin and Nyloxin.

U.S. Patent Application Number 10/947,434, Modified Anticholinergic Neurotoxins as Modulators of the Autoimmune Reaction was filed in September 2004. The patent describes a method of treatment of a human patient suffering from Multiple Sclerosis comprising the administration of a disease-mitigating amount of a composition consisting of detoxified and modified alpha-cobratoxin in a saline solution. This patent is meant to protect and support the Company’s work in our production of drugs for the treatment of auto-immune diseases.

U.S. Patent Application Number 11/784,607, Treatment of Autoimmune Disorders Using Detoxified Cobratoxin was filed in April 2007. The patent describes a method of treating patients suffering from autoimmune disorders comprising the administration of detoxified cobra venom. This patent is meant to protect and support the Company’s work in our production of drugs for the treatment of auto-immune diseases. Currently, this would be applied to RPI-78MN.

U.S. Patent Application Number 12/317,115, Alpha-neurotoxin Proteins with Anti-inflammatory Properties and Uses Thereof was filed in December 2008. The patent describes a method of treating an arthritic condition comprising the administration to a subject in need thereof an effective amount of a pharmaceutical composition comprising an isolated alpha-neurotoxin protein or an effective fragment thereof. This patent is meant to protect and support the Company’s work in our production of drugs for the treatment of inflammatory diseases.

Patents Assigned to Us by Nanologix, Inc. and Used by Designer Diagnostics

On January 24, 2006 we entered into an Agreement with NanoLogix whereby we exchanged our entire holding of NanoLogix common stock for intellectual property pertaining to the manufacture of test kits for the rapid isolation, detection and antibiotic sensitivity testing of certain mycobacteria. The agreement provides that: (a) NanoLogix has reassigned to us 11 key patents protecting the diagnostics test kit technology in exchange for our entire holding of NanoLogix stock represented by 4,556,174 shares of that stock; (b) NanoLogix has licensed to us the remaining 18 patents that protect the diagnostics test kit technology in exchange for a 6% royalty on the gross sales of the products based on the licensed technology or escalating minimum payments starting at $20,000 annually; (c) we issued to NanoLogix 1 million options of our restricted common stock at $.20 per share; and (d) we will allow NanoLogix to continue their use of these patents for development of their hydrogen technology and other technologies unrelated to medical diagnostic test kits.

On or about July 2009, we ceased paying the minimum royalties to Nanologix for the licensed patents and have allowed full rights to those patents to revert back to Nanologix.

We own 11 issued U.S. patents covering technologies related to growing, detecting, identifying, defining antibiotic sensitivity and designing apparatus for the detection of 32 different paraffin-eating microorganisms that were assigned to us by Nanologix, Inc.. These patents are used by our wholly owned subsidiary, Designer Diagnostics.

U.S. Patent No. 5,989,902, Method for determining the antimicrobial agent sensitivity of a nonparaffinophilic hydrophobic microorganism and an associated apparatus was granted in November 1999 with 3 claims. The patent describes a method for determining a sensitivity of a nonparaffinophilic hydrophobic microorganism to an antimicrobial agent. The method includes providing at least one receptacle containing an aqueous broth including a carbon source and introducing the nonparaffinophilic hydrophobic microorganism into the receptacle. The method further includes placing into the receptacle (i) a slide coated with a hydrophobic material and (ii) a predetermined quantity of the antimicrobial agent to be tested. By observing the nonparaffinophilic hydrophobic microorganism growth or lack thereof on the slide, it can be determined whether the predetermined quantity of the antimicrobial agent is effective in inhibiting growth of the nonparaffinophilic hydrophobic microorganism on the slide. An associated apparatus is also disclosed.

U.S. Patent No. 5,981,210, Method for determining a presence or absence of a nonparaffinophilic hydrophobic microorganism in a body specimen by using a DNA extraction procedure and a novel DNA extraction procedure was granted in November 1999 with 17 claims. The method of the invention involves providing a first receptacle and a second receptacle. The first receptacle contains a sterile aqueous broth and the second receptacle contains an aqueous broth including a carbon source. The method then includes placing into the first receptacle a first support surface having a paraffin wax coating thereon and placing into the second receptacle a second support surface having a hydrophobic material coating thereon. A body specimen, such as sputum, is then introduced into each of the first and second receptacles. The presence of a nonparaffinophilic hydrophobic microorganism in the body specimen is determined by observing (i) a lack of microorganism growth on the paraffin coated material of the first support surface and (ii) a presence of microorganism growth on the hydrophobic material coating of the second support surface. The presence of the nonparaffinophilic hydrophobic microorganism can be further confirmed by performing a DNA extraction. An associated DNA extraction procedure is also provided.

U.S. Patent No. 5,935,806, Method and apparatus for speciating and identifying MAI (Mycobacterium Avium Intracellulare) and testing the same for antibiotic sensitivity was granted in August 1999 with 3 claims. The patent describes a method of speciating and identifying MAI in a specimen comprises placing a paraffin coated slide in a receptacle containing a sterile aqueous solution inoculated with the specimen, analyzing the slide after exposure to the specimen to determine the presence or absence of atypical Mycobacteria, and after the analysis step, if atypical Mycobacteria are determined to be present, performing at least one speciation assay to ascertain if the atypical Mycobacteria are MAI. A related apparatus is also disclosed for speciating and identifying MAI in a specimen comprising a paraffin-wax coated slide, a tube having a sterile aqueous solution contained therein, the tube adapted to hold the slide, and at least one speciation assay means for performing an assay to determine the presence or absence of MAI in the specimen after the specimen is introduced into the tube holding the solution and the slide. An apparatus and method for determining the sensitivity of MAI to different antibiotics and dosages thereof is also provided.

U.S. Patent No. 5,882,920, Apparatus for determining the presence or absence of a paraffinophilic microorganism was granted in March 1999 with 4 claims. The patent describes a method of determining the presence of a paraffinophilic microorganism in a specimen taken from a patient. The method includes providing a receptacle containing an aqueous solution and adjusting the solution to mimic the in vivo clinical conditions of the patient. The method then further includes inoculating the solution with the specimen and then placing in the receptacle a paraffin coated slide to bait the paraffinophilic microorganism. The slide is then analyzed after exposure to the specimen to determine the presence or absence of the paraffinophilic microorganism. An associated apparatus is also disclosed.

U.S. Patent No. 5,854,014, Apparatus for testing paraffinophilic microorganisms for antimicrobial sensitivity was granted in December 1998 with 2 claims. The patent describes an apparatus for determining the antimicrobial agent sensitivity of a paraffinophilic microorganism from a specimen obtained from a patient. The apparatus includes a receptacle containing an aqueous solution, an amount of antimicrobial agent to be tested and the specimen. The apparatus further consists of a paraffin coated slide placed into the receptacle.

U.S. Patent No. 5,846,760, Method for determining a presence or absence of a nonparaffinophilic hydrophobic microorganism in a body specimen and an associated kit was granted in December 1998 with 15 claims. The method of the invention involves providing a first receptacle and a second receptacle. The first receptacle contains a sterile aqueous broth and the second receptacle contains an aqueous broth including a carbon source. The method then includes placing into the first receptacle a first support surface having a paraffin wax coating thereon and placing into the second receptacle a second support surface having a hydrophobic material coating thereon. A body specimen, such as sputum, is then introduced into each of the first and second receptacles. The presence of a nonparaffinophilic hydrophobic microorganism in the body specimen is determined by observing (i) a lack of microorganism growth on the paraffin coated material of the first support surface and (ii) a presence of microorganism growth on the hydrophobic material coating of the second support surface. An associated kit is also disclosed.

U.S. Patent No. 5,776,722, Method of testing a body specimen taken from a patient for the presence or absence of a microorganism a further associated method and associated apparatus was granted in July 1998 with 40 claims. The patent describes a method of testing a body specimen taken from a patient for the presence or absence of a microorganism. A transport/isolator assembly is provided which includes a receptacle and a baiting assembly including a baiting section having disposed thereon a coating material. A baiting liquid and the body specimen are then introduced into the receptacle. The method further comprises securing the baiting assembly to the receptacle so that at least a portion of the coated section is introduced into the baiting liquid. The transport/isolator assembly containing the baiting liquid and the body specimen are then transported to a laboratory for subsequent observation of the coated section for growth or lack thereof of the microorganism. A further method of processing the body specimen and an associated isolator/transport assembly kit as well as an associated isolator/transport assembly are also disclosed.

U.S. Patent No. 5,569,592, Apparatus for testing MAI (Mycobacterium Avium Intracellulare) for antimicrobial agent sensitivity was granted in October 1996 with 3 claims. The patent describes an apparatus for determining the sensitivity of MAI to different antimicrobial agents and dosages thereof is provided. The apparatus comprises a plurality of test tubes adapted to contain an amount of an antimicrobial agent to be tested and MAI complex organisms to be assayed and a separate paraffin coated slide adapted for placement in each of the test tubes. The growth of the MAI complex organisms on the slide can be used to determine the concentration of the antimicrobial agent necessary to resist MAI complex organism growth on the slide. An associated method is also disclosed.

U.S. Patent No. 5,472,877, Apparatus for determining the presence or absence of MAI (Mycobacterium Avium Intracellulare) was granted in December 1995 with 6 claims. The patent describes a method of speciating and identifying MAI in a specimen comprises placing a paraffin coated slide in a receptacle containing a sterile aqueous solution inoculated with the specimen, analyzing the slide after exposure to the specimen to determine the presence or absence of atypical Mycobacteria, and after the analysis step, if atypical Mycobacteria are determined to be present, performing at least one speciation assay to ascertain if the atypical Mycobacteria are MAI. A related apparatus is also disclosed for speciating and identifying MAI in a specimen comprising a paraffin-wax coated slide, a tube having a sterile aqueous solution contained therein, the tube adapted to hold the slide, and at least one speciation assay means for performing an assay to determine the presence or absence of MAI in the specimen after the specimen is introduced into the tube holding the solution and the slide. An apparatus and method for determining the sensitivity of MAI to different antibiotics and dosages thereof is also provided.

U.S. Patent No. 5,316,918, Method and apparatus for testing MAI (Mycobacterium Avium Intracellulare) for antimicrobial agent sensitivity was granted in May 1994 with 7 claims. The patent describes an apparatus and method for determining the sensitivity of MAI to different antimicrobial agents and dosages thereof is provided. The apparatus comprises a plurality of test tubes adapted to contain an amount of an antimicrobial agent to be tested and MAI complex organisms to be assayed and a separate paraffin coated slide adapted for placement in each of the test tubes. The growth of the MAI complex organisms on the slide can be used to determine the concentration of the antimicrobial agent necessary to resist MAI complex organism growth on the slide. An associated method is also disclosed.

U.S. Patent No. 5,153,119, Method for speciating and identifying MAI (Mycobacterium Avium Intracellulare) was granted in October 1992 with 15 claims. The patent describes a method of speciating and identifying MAI in a specimen comprises placing a paraffin coated slide in a receptacle containing a sterile aqueous solution inoculated with the specimen, analyzing the slide after exposure to the specimen to determine the presence or absence of atypical Mycobacteria, and after the analysis step, if atypical Mycobacteria are determined to be present, performing at least one speciation assay to ascertain if the atypical Mycobacteria are MAI. A related apparatus is also disclosed for speciating and identifying MAI in a specimen comprising a paraffin-wax coated slide, a tube having a sterile aqueous solution contained therein, the tube adapted to hold the slide, and at least one speciation assay means for performing an assay to determine the presence or absence of MAI in the specimen after the specimen is introduced into the tube holding the solution and the slide. An apparatus and method for determining the sensitivity of MAI to different antibiotics and dosages thereof is also provided.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

From May 2006 to July 2009, we occupied approximately 800 square feet of Waiora’s lease office space at 791 Park of Commerce Boulevard, Suite 300, Boca Raton, Florida 33487. We made no cash payment for the use of this space; instead, we were permitted to use such space in return for our President serving as Waiora’s Chairman of its Scientific Advisory Board. After our December 31, 2008 fiscal year end and as of August 2009, we moved into ReceptoPharm’s executive offices located at 1537 NW 65th Avenue, Plantation, Florida 33313.

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

Results of Operations

Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

Explanatory Note

It is important to note that our results of operations for the year ended December 31, 2008 include the results of operations of our now wholly owned subsidiary, ReceptoPharm, from the date we acquired it at April 10, 2008 to our year end at December 31, 2008, reflecting at least an eight (8) month period. During the year ended December 31, 2007, our results of operations only include ReceptoPharm’s results of operations for the three month period ended March 31, 2007. Accordingly, the increased expenses described below are attributable to our acquisition of ReceptoPharm and their ongoing operations.

Results of Operations
Revenue for the year ended December 31, 2008 was $4,045; we did not have any revenue during the year ended December 31, 2007. Our revenue during 2008 was attributable to the sale of test kits by our subsidiary, Designer Diagnostics.

General and administrative expenses increased $485,261 or 98% from $494,741 for the year ended December 31, 2007 to $980,002 for the year ended December 31, 2008.

Research and development expenses increased $157,610 or 218% from $72,180 for the year ended December 31, 2007 to $229,790 for the year ended December 31, 2008.

During the year ended December 31, 2008, we incurred a non-cash expense for purchased research and development costs of $2,397,749, which represented the excess of the purchase price paid over the fair value of the assets received and liabilities assumed, related to our acquisition of ReceptoPharm on April 10, 2008

Stock based compensation expense decreased $103,050 or 17% from $603,050 for the year ended December 31, 2007 to $500,000 for the year ended December 31, 2008.

Interest expense decreased from $76,075 for the year ended December 31, 2007 to $57,555 for the year ended December 31, 2008. This decrease was primarily attributable to a decreased level of indebtedness related to loans made to us by our Chief Executive Officer. In March 2008, we converted $1,200,000 of such loans into 48,000,000 shares of our common stock to our Chief Executive Officer.

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

None

Item 9A. Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure. Under the supervision and participation of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 and concluded that it is ineffective. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

We have taken the following initial steps and will continue to take more steps to strengthen our disclosure controls and procedures, to evaluate and to remedy deficiencies and to test these procedures and controls on an ongoing basis: (a) we are seeking to hire a Chief Financial Officer, or an employee who will perform the functions of a Chief Financial Officer, who will oversee certain accounting procedures, arrange for training of our accounting personnel that will be beneficial to strengthening our internal controls over financial reporting, expand our documentation of accounting transactions and related reviews, improving the timeliness and quality of financial reports to management, and improving the communications between our accounting/finance department and all sectors of our business; and (b) we will increase our use of outside advisors to improve our quality of disclosure.

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

Listed below are our executive officers and directors as of December 31, 2008

Name	Age	Position with the Company	Director Since

Rik J. Deitsch	41	Chairman, President, Chief Executive Officer, and Chief Financial Officer	2002

Stewart Lonky, M.D.	61	Director (1)	2004

Paul F. Reid	45	Director (2)	April 2008

Harold H. Rumph	79	Director (2)	April 2008

Garry R. Pottruck	53	Director (3)	July 2009

(1)	Dr. Lonky is a member of our Audit Committee and Compensation Committee.

(2)
On April 10 2008, in conjunction with our April 10, 2008 merger with ReceptoPharm and ReceptoPharm becoming our wholly owned subsidiary, our Board of Directors appointed Paul F. Reid and Harold Rumph as our Directors.

(3)
After our Fiscal Year ending December 31, 2008, Garry Pottruck became our Director on July 29, 2009. Stanley J. Cherelstein was our Director as of the filing of our Form 10-K for our fiscal year ending December 31, 2008, but resigned on July 29, 2008.

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

Garry Pottruck became our director and Chairman of our Audit and Compensation Committees after our December 31, 2008 year end, on July 29, 2009 . Since October 2005, he has been a Principal in the accounting and consulting firm, Argy, Wiltse & Robinson, PC (“Argy”), headquartered in McLean, Virginia. From July 1997 through October 2005, he was managing partner in the certified public accounting firm, Friedberg & Pottruck, PA, located in Deerfield Beach, Florida until that firm was acquired by Argy. Friedberg & Pottruck specialized in providing accounting, tax and consulting services to physician practices. Mr. Pottruck held financial executive positions with several companies, both public and private, from 1984 through 1994, including more than three years as Chief Accounting Officer/Controller at Scopas Technology Company, Inc., a NASDAQ listed, development stage biotechnology research and development organization. Prior to 1984, Mr. Pottruck worked for public accounting firms after graduating with a B.S. Degree in Accounting from the C.W. Post School of Professional Accountancy at Long Island University in 1979. He is currently a member of both the Florida and American Institutes of Certified Public Accounting, and is licensed as a Certified Public Accountant in both Missouri and Florida.

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

Section 16(a) Compliance of Officers and Directors

As of April 15, 2009, when we filed our Form 10-K for our fiscal year ending December 31, 2008 and based on our review of Forms 3, 4, 5, and Schedule 13D furnished to us during the last fiscal year, our directors had then failed to file certain reports required of them to be filed pursuant to Exchange Act Section 16(a). Since that time and as indicated immediately below, a former Director and other Directors have filed the required forms, but other Directors have not.

Stanley Cherelstein, Former Director
As of the date we filed for Form 10-K for the Fiscal Year ending December 31, 2008, Mr. Cherelstein, our then Director, failed to file Forms 4.

Since that time, Mr. Cherelstein filed Forms 4 on November 11 and 12, 2009.

Rik Deitsch, Chief Executive Officer
As of the date we filed for Form 10-K for the Fiscal Year ending December 31, 2008, Mr. Deitsch had filed a Form 4 on March 27, 2008 and a Schedule 13D on March 28, 2008. Because there were no further transactions or changes pertaining to Mr. Deitsch, he was current in his individual filings as of our December 31, 2008 year end.

Stewart Lonky, Director
As of the date we filed our Form 10-K for the Fiscal year ending December 31, 2008, Mr. Lonky failed to file Forms 3 and 4.

Since that time, he filed Forms 3 and 4 on January 13, 2010

Paul F. Reid
As of the date we our Form 10-K for the Fiscal Year ending December 31, 2008, Mr. Reid failed to Form 3 and still has not filed that Form.

Harold J. Rumph, Director

As of the date we filed our Form 10-K for the Fiscal year ending December 31, 2008, Mr. Rumph failed to file Form 3.

Since that time, he filed Form 3 on November 5, 2009

Garry Pottruck
As of the date we filed our Form 10-K for our Fiscal Year ended December 31, 200, Mr. Pottruck was not our Director, having later been elected as our Director on July 29, 2009, at which time he was required to file a Form 3.   On January 21, 2010, Mr. Pottruck filed a Form 3.

Corporate Governance:

a. Committees

(i) Audit Committee

On November 5, 2004, our Board of Directors established an Audit Committee. We do not have an audit committee charter. Mr. Pottruck became the Chairman/Member of the Audit Committee as of July 29, 2009. Dr. Lonky also serves on the Audit Committee. Mr. Cherelstein, who resigned as our Director on July 29, 2009, was previously the Chairman of the Audit Committee and our audit committee financial expert. During our 2008 Fiscal Year, our Audit Committee met three (3) times, the last committee meeting of which occurred on November 18, 2008 in connection with our 2008 Fiscal Year audit, at which time the audit committee reviewed the audited financial statements and related notes. The Audit Committee meets on a quarterly basis to review the quarterly financials. The Audit Committee addresses any questions it has to our Board members and officers, and our principal independent accountants.

(ii) Compensation Committee
On November 5, 2004, our Board of Directors established a Compensation Committee. We do not have a Compensation Committee Charter. Dr. Lonky serves on our Compensation Committee and Mr. Pottruck became our Compensation Committee’s Chairman as of July 29, 2009. Prior to his resignation on July 29, 2009, Mr. Cherlestein was our Compensation Committee Chairman. During our 2008 Fiscal year, our Compensation Committee met one (1) time during March 2008. Our Compensation Committee reviews all salaries, expenses, stock plans, and other compensation paid to our officers, directors, consultants, and others. Our Compensation Committee has not adopted any specific processes or procedures for considering executive and director compensation.

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

DIRECTOR COMPENSATION

				Non-Equity	Nonqualified
	Fees Earned or Paid in	Stock	Option	Incentive Plan	Deferred Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)(1)	($)	($)	($)	($)	($)

Rik Deitsch		125,000					125,000

Stan J Cherlelstein		62,500					62,500

Stewart Lonky		62,500					62,500

Garry Pottruck		75,000					75,000

(1)
The common stock awards reflected above to Directors Deitsch and  Lonky and former Director Cherelstein were awarded on March 13, 2008.  The common stock award to Director Pottruck was granted after our December 31, 2008 fiscal year end, on  July 29, 2009.

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

Stanley J Cherelstein*
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

*After our year end ending December 31, 2008, Mr. Cherelstein resigned as our Director on July 29, 2009.

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

10.1	Agreement and Plan of Merger dated April 9, 2008 by and among Nutra Pharma Corp., a California corporation (“Nutra Pharma”), NP Acquisition Corporation, a Nevada corporation wholly owned by Nutra Pharma (“Acquisition”), Receptopharm, Inc., a Nevada corporation (“Receptopharm”) and the stockholders of Receptopharm (incorporated by reference from Form 8-K filed on April 14, 2008).

10.18	Patent Assignment Agreement dated January 24, 2006 between Nanologix, Inc. and Nutra Pharma Corp. (incorporated by reference from Form 10-K for period ending December 31, 2006)

10.19	International License Agreement between NanoLogix, Inc. and Nutra Pharma Corp. (incorporated by reference from Form 10-K for period ending December 31, 2006)

20.3 License Agreement between Biotherapeutics, Inc. and Nutra Pharma Corp (incorporated by reference from Form 10-KSB for the period ending December 31, 2003)

20.4 Amendment to License Agreement between Biotherapeutics, Inc. and Nutra Pharma Corp (incorporated by reference from Form 10-KSB for the period ending December 31, 2003)

14.1	Code of Ethics (incorporated by reference from Report on Form 10-K/A filed on May 7, 2004).

20.3	License Agreement between Biotherapeutics, Inc. and Nutra Pharma Corp (incorporated by reference from Form 10-KSB for the period ending December 31, 2003)

20.4	Amendment to License Agreement between Biotherapeutics, Inc. and Nutra Pharma Corp (incorporated by reference from Form 10-KSB for the period ending December 31, 2003)

21.1	Subsidiaries of the Registrant, Nutra Pharma Corp.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

NUTRA PHARMA CORP.

/s/ Rik J. Deitsch
Rik J. Deitsch, Chairman, President, Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Dated: January 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch	Chairman of the Board, President, Chief Executive Officer, Principal Financial Officer,	January 25, 2010
Rik J. Deitsch	Principal Accounting Officer

/s/ Garry R. Pottruck	Director	January 25, 2010

/s/ Stewart Lonky	Director	January 25, 2010
Stewart Lonky

/s/ Paul F. Reid	Director	January 25, 2010
Paul Reid

/s/ Harold H. Rumph	Director	January 25, 2010
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

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations

			For the
			Period From
			February 1,
			2000
			(Inception)
			Through
	Years Ended December 31,		December 31,
	2007	2008	2008
Sales	$-	$4,045	$24,245

Cost of sales	-	1,057	4,529
Gross profit	-	2,988	19,716
Costs and expenses:
General and administrative	494,741	980,002	7,851,215
Research and development	72,180	229,790	2,042,207
Purchased research and development	-	2,397,749	2,397,749
General and administrative - stock based compensation	603,050	500,000	7,429,657
Write-off of advances to potential acquiree	-	-	629,000
Finance costs	-	-	786,000
Interest expense	76,075	57,555	453,614
Amortization of license agreement	-	-	155,210
Amortization of intangibles	-	-	656,732
Losses on settlements	-	-	1,261,284
Write-down of investment in subsidiary	-	-	620,805
Equity in loss of unconsolidated subsidiary	-	-	853,540
Write-off of investment in Portage BioMed	-	-	60,000
Write-off of investment in Xenacare	-	-	175,000
Net gain from deconsolidation of Receptopharm	(1,081,095)		(1,081,095)
Total costs and expenses	164,951	4,165,096	24,290,918
Net loss	$(164,951)	$(4,162,108)	$(24,271,202)
Per share information - basic and diluted:
Loss per common share	$(0.00)	$(0.03)

Weighted average common shares outstanding	77,113,846	164,732,760

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

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the
			Period From
			February 1,
			2000
			(Inception)
			Years Ended
			Through
	Years Ended December 31,		December 31,
	2007	2008	2008
Cash flows from operating activities:
Net loss	$(164,951)	$(4,162,108)	$(24,271,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	-	-	656,732
Amortization of license agreement	-	-	155,210
Depreciation	-	6,394	71,094
Write-off of advances to potential acquiree	-	-	629,000
Deconsolidation of Receptopharm	(1,252,244)	-	(1,252,244)
Stock-based compensation	603,050	500,000	9,538,403
Finance costs in connection with conversion of stockholder loan into common stock	-	-	786,000
Expenses paid by stockholder	-	-	474,140
Losses on settlements	-	-	1,261,284
Write-down of investment in Infectech, Inc.	-	-	620,805
Equity in loss of unconsolidated subsidiary	-	-	853,540
Write-down of investment in Portage BioMed	-	-	60,000
Write-down of investment in Xenacare	-	-	175,000
Purchased research and development		2,397,749	2,397,749
Non-cash interest expense		57,555	372,833
Changes in operating assets and liabilities:
Decrease (increase) in inventory		655	(10,770)
Decrease (increase) in prepaid expenses		(17,518)	(17,518)
Decrease (increase) in other assets	30,644	-	(6,316)
Increase (decrease) in accounts payable	(21,866)	(39,279)	101,427
Increase (decrease) in accrued expenses		280,458	740,627
Net cash (used in) operating activities	(805,367)	(976,094)	(6,664,206)

Cash flows from investing activities:
Cash reduction due to deconsolidation of Infectech	-	-	(2,997)
Cash reduction due to deconsolidation of Receptopharm	(1,754)	-	(1,754)
Cash acquired in acquisition of Infectech	-	-	3,004
Cash acquired in acquisition of Receptopharm	-	40,444	40,444
Acquisition of property and equipment	-	-	(96,029)
Loan to Receptopharm		(300,000)	(300,000)
Investments carried at cost	-	-	(235,000)
Net cash (used in) investing activities	(1,754)	(259,556)	(592,332)

Cash flows from financing activities:
Common stock issued for cash	120,000	808,500	3,608,000
Proceeds from convertible loans	-	-	304,750
Proceeds from notes payable	-	-	100,000
Repayment of stockholder loans	-	(108,750)	(108,750)
Loans from stockholders	791,039	464,000	3,403,448
Net cash provided by financing activities	911,039	1,163,750	7,307,448
Net increase (decrease) in cash	103,918	(71,900)	50,910
Cash - beginning of period	18,892	122,810	-
Cash - end of period	$122,810	$50,910	$50,910

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:
Assumption of obligation under license agreement	$-	$-	$1,750,000
Value of shares issued as consideration in acquisition of Nutra Pharma, Inc.	$-	$-	$112,500
Payments of license fee obligation by stockholder	$-	$-	$208,550
Conversion of stockholder loan to common stock	$-	$-	$862,012
Loan advances to Bio Therapeutics, Inc. by stockholder	$-	$-	$629,000
Value of common stock issued as consideration in acquisition of Infectech, Inc.	$-	$-	$4,486,375
Liabilities assumed in acquisition of Infectech, Inc. Cancellation of common stock	$-	$-	$14,806
Value of common stock issued by stockholder to third party in connection with settlement	$-	$-	$229,500
Value of common stock issued by stockholder to employee for services rendered	$-	$-	$75,000
Net deferred taxes recorded in connection with acquisition	$-	$-	$967,586
Notes payable settled with common stock	$-	$-	$98,000
Settlement of stockholder loan in exchange for common stock of subsidiary	$-	$-	$1,384,931
Settment of debt with common stock	$-	$1,200,000	$1,406,750
Expenses paid by stockholder	$-	$-	$119,140
Value of common stock issued for the acquisition of Receptopharm	$-	$1,050,000	$1,050,000

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

The Company has experienced significant losses from operations aggregating $4,162,108 and $164,951 for the years ended December 31, 2008 and 2007, and has an accumulated deficit of $24,271,202 for the period from inception to December 31, 2008. In addition, the Company had working capital and stockholders’ deficits at December 31, 2007 of $2,574,407 and $2,556,333 and has no significant revenue generating operations.

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

Reclassifications

Certain amounts included in the prior periods’ financial statements have been reclassified to conform to current year presentations. In addition, the Company has reclassified the impairment of goodwill of $2,397,749 (see Note 2) to purchased research and development and certain amounts aggregating $72,180 and $229,790 during 2007 and 2008 have been reclassified from general and administrative expense to research and development.

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

The Gain was computed as follows:

Net losses included in the consolidated financial statements	$4,056,095
Investment in and advances to Receptopharm	(2,975,000)
Gain on deconsolidation	$1,081,095

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

The purchase cost in excess of the fair value of net assets acquired was recorded as purchased research and development.

Had the acquisition of Receptopharm taken place at January 1, 2008 and 2007 the unaudited consolidated results of operations would have been as follows:

	2008	2007
Revenue	$4,045	$-
Net loss	$4,400,389	$1,952,852
Net loss per share	$(0.03)	$(0.03)

As of December 31, 2008, the Company had issued a total of 24,740,800 shares of its common stock in exchange for 6,185,200 shares of Receptopharm.  The Company expects to issue the remaining 5,259,200 shares to the Receptopharm shareholders during 2009.

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

7 CONTINGENCIES AND COMMITTMENTS

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

8 SUBSEQUENT EVENTS

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