Form 10-Q/A
period 2009-09-30
NUTRA PHARMA CORP
filed 2010-01-25
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Amendment No. 1

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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of November 6, 2009 was 269,200,232.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2009 (Unaudited) and for the period from inception (February 1, 2000) to September 30, 2009 (Unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2009 (Unaudited) and for the period from inception (February 1, 2000) to September 30, 2009 (Unaudited)	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	20

SIGNATURES	20

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

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					For the
					Period From
					February 1,
					2000
					(Inception)
					Through
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2008	2009	2008	2009	2009
Sales	$3,045	$900	$3,045	$27,528	$51,773

Cost of sales	655	-	655	3,260	7,789
Gross profit	2,390	900	2,390	24,268	43,984
Costs and expenses:
General and administrative	362,321	403,391	835,938	885,196	8,736,411
Research and development	69,000	136,580	114,900	261,955	2,304,162
General and administrative - stock based compensation	75,000	195,000	500,000	410,000	7,839,657
Write-off of advances to potential acquiree	-	-	-	-	629,000
Finance costs	-	-	-	-	786,000
Interest expense	12,649	20,957	42,640	55,243	508,857
Amortization of license agreement	-	-	-	-	155,210
Amortization of intangibles	-	-	-	-	656,732
Losses on settlements	-	-	-	-	1,261,284
Write-down of investment in subsidiary	-	-	-	-	620,805
Equity in loss of unconsolidated subsidiary	-	-	-	-	853,540
Write-off of investment in Portage BioMed	-	-	-	-	60,000
Write-off of investment in Xenacare	-	-	-	-	175,000
Net gain from deconsolidation of Receptopharm	-	-	-	-	(1,081,095)
Purchased research and development	-	-	-	-	2,397,749
Total costs and expenses	518,970	755,928	1,493,478	1,612,394	25,903,312
Net loss	$(516,580)	$(755,028)	$(1,491,088)	$(1,588,126)	$(25,859,328)
Per share information - basic and diluted:
Loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding	188,838,473	224,710,545	153,588,517	217,217,631

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the
			Period From
			February 1,
			2000
			(Inception)
			Through
	Nine months ended September 30,		September 30,
	2008	2009	2009

Net cash (used in) operating activities	$(854,461)	$(1,115,011)	$(7,779,217)

Cash flows from investing activities:
Cash reduction due to deconsolidation of Infectech	-	-	(2,997)
Cash reduction due to deconsolidation of Receptopharm	-	-	(1,754)
Cash acquired in acquisition of Infectech	-	-	3,004
Cash acquired in acquisition of Receptopharm	40,444	-	40,444
Acquisition of property and equipment	-	-	(96,029)
Loan to Receptopharm	(300,000)	-	(300,000)
Investments carried at cost	-	-	(235,000)
Net cash (used in) investing activities	(259,556)	-	(592,332)

Cash flows from financing activities:
Common stock issued for cash	808,500	3,060,275	6,668,275
Proceeds from convertible loans	-	-	304,750
Proceeds from notes payable	-	40,000	140,000
Repayment of notes payable		(80,000)	(80,000)
Repayment of stockholder loans	-	(506,250)	(615,000)
Loans from stockholders	231,000	546,530	3,949,978
Net cash provided by financing activities	1,039,500	3,060,555	10,368,003
Net increase (decrease) in cash	(74,517)	1,945,544	1,996,454
Cash - beginning of period	122,810	50,910	-
Cash - end of period	$48,293	$1,996,454	$1,996,454

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:
Assumption of obligation under license agreement	$-	$-	$1,750,000
Value of shares issued as consideration in acquisition of Nutra Pharma, Inc.	$-	$-	$112,500
Payments of license fee obligation by stockholder	$-	$-	$208,550
Conversion of stockholder loan to common stock	$-	$-	$862,012
Loan advances to Bio Therapeutics, Inc. by stockholder	$-	$-	$629,000
Value of common stock issued as consideration in acquisition of Infectech, Inc.	$-	$-	$4,486,375
Liabilities assumed in acquisition of Infectech, Inc.			$115,586
Cancellation of common stock	$-	$-	$14,806
Value of common stock issued by stockholder to third party in connection with settlement	$-	$-	$229,500
Value of common stock issued by stockholder to employee for services rendered	$-	$-	$75,000
Net deferred taxes recorded in connection with acquisition	$-	$-	$967,586
Notes payable settled with common stock	$-	$-	$98,000
Settlement of stockholder loan in exchange for common stock of subsidiary	$-	$-	$1,384,931
Settlement of debt with common stock	$1,200,000	$-	$1,406,750
Expenses paid by stockholder	$-	$-	$119,140
Value of common stock issued for the acquisition of Receptopharm	$-	$-	$1,050,000

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

Reclassifications

Certain amounts included in the financial statements have been reclassified from general and administrative expenses to research and development during the three months and nine months ended September 30, 2009 aggregating $45,000 and $135,000 and the three months and nine months ended September 30, 2008 aggregating $69,000 and $114,900.

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

Cobroxin

In October 2009, we launched our first consumer product, Cobroxin, an over-the-counter pain reliever designed to treat moderate to severe (Stage 2) chronic pain.  Cobroxin is a homeopathic drug that was developed within the first 3 months of 2009 as a result of approximately six (6) years of ReceptoPharm’s on-going research.

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

Intellectual Property

Additionally, on August 13, 2009, a provisional patent application was filed with the United States Patent and Trademark Office for the oral formulation and delivery of cobra venom for the treatment of pain. There is no assurance that patent application will be approved by the United States Patent and Trademark Office.

Nyloxin Rx

In October 2009, we announced our plans to launch Nyloxin Rx, a prescription pain reliever for severe (Stage 3) chronic pain. Similar to Cobroxin, the active pharmaceutical ingredient in Nyloxin Rx is Asian cobra venom. The primary difference between Nyloxin Rx and Cobroxin is the dilution level of the venom, with Nyloxin Rx being more concentrated. We intend to begin selling Nyloxin Rx during the fourth quarter of 2009 subject to our registration of Nyloxin Rx with the FDA. Additionally, we plan to complete two additional human clinical studies aimed at comparing the ability of Nyloxin Rx to replace prescription pain relievers. Both of these studies are planned to begin during the second quarter of 2010.

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

ReceptoPharm – Research and Development Projects

ANALGESIC STUDIES

MS Neuropathic Pain Phase IV
We will continue our research and development into this area, with the ultimate goal of completing development of our future product, Nyloxin, which is a treatment for stage 3 pain.  Our estimated start and completion dates are March 2010 and September 2010, respectively, which includes a 10 week patient trial period.  We have thus far incurred costs of $5,000 with a total estimated budget of $130,000.

Chronic Back Pain Phase I
We will continue our research and development in this area, with the ultimate goal of completing development of our future product, Recet, which is an injectable version of Cobratoxin.  Our estimated start and completion dates are April 2010 and November 2011, respectively, which includes a 4 week patient trial period. We have thus far incurred costs of $25,000 with a total estimated budget of $250,000.

Chronic Back Pain Phase IV
We will continue our research and development, with this ultimate goal of completing development of our future product, Nyloxin, which is a treatment for Stage III pain.  If this study proceeds, our estimated start and completion dates are April 2010 and November 2010, respectively, which includes a 4 week patient trial period.  We have an estimated budget of $250,000.    We have not yet incurred any costs associated with the Chronic Back Pain Phase IV project.

NEUROLOGICAL STUDIES

AMN Phase II
We have been conducting our research and development in this area since February 2006 with an expected completion date of March 2010, which includes a twelve (12) month patient trial period that has already been  completed.  We have thus far expended approximately $400,000. Because we have completed our AMN Phase II project, there is no further budget for this project,

AMN Phase III
We will continue our research and development, with the ultimate goal of completing development of our future drug, RPI-78M.   Our estimated start and completion dates are July 2010 and December 2011, respectively, which includes a 12 month patient trial period. We have thus far incurred costs of $5,000.  We have an estimated budget of $500,000.

MS Phase II
We will continue our research and development, with the ultimate goal of completing development of our future drug, RPI-78M.   Our estimated start and completion dates are October 2010 and October 2012, respectively, which includes a 12 month patient trial period. We have thus far incurred costs of $40,000.  We have an estimated budget of $2,000,000.

EXPECTED MATERIAL CASH FLOWS
Material cash flows from the above projects are inestimable and are contingent upon adequate financing and  the risks described below.  Nonetheless, we do not expect any material cash flows from any of the above described projects until at least twelve (12) months after we have completed our research and development and have either out-licensed or introduced the products to market.

RESOURCES USED FOR THE ABOVE PROJECTS
All of ReceptoPharm’s  seven (7) employees are involved in the above projects.  Our total estimated costs for all of the above projects are three million one hundred three thousand dollars  ($3,103,000).

RISKS ASSOCIATED WITH RESEARCH AND DEVELOPMENT OF ALL OF THE ABOVE
We are subject to the following risks with our research and development activities as described above: (a) if we fail to have sufficient funds to conduct our research and development, development of our future products will be delayed and our revenues will be negatively affected; (b) should consumer interest in our future products fail to develop, our revenues will be negatively impacted; (c) should any of our future products or drugs under development fail to show efficacy in their intended results, our licensing opportunities and revenues will be negatively affected.

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

General and administrative expenses increased $41,070 or 11.3% from $362,321 for the quarter ended September 30, 2008 to $403,391 for the quarter ended September 30, 2009.  This increase is due primarily to an increase in consulting expenses incurred by us and ReceptoPharm.  Research and development expenses incurred by ReceptoPharm increased $67,580 or 98% from $69,000 for the quarter ended September 30, 2008 to $136,580 for the quarter ended September 30, 2009.  These expenses were related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound RPI-78. Also included in research and development expenses are certain costs related to the commercialization of our Cobroxin products.

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

General and administrative expenses increased $49,258 or 5.9% from $835,938 for the nine months ended September 30, 2008 to $885,196 for the nine months ended September 30, 2009. This increase is due primarily to an increase in consulting expenses incurred by us and ReceptoPharm.  Research and development expenses incurred by ReceptoPharm increased $147,055 or 128% from $114,900 for the nine months ended September 30, 2008 to $261,955 for the nine months ended September 30, 2009.  These expenses were related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound RPI-78.  Also included in research and development expenses are certain costs related to the commercialization of our Cobroxin products.

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

Dated: January 25, 2010

NUTRA PHARMA CORP.
Registrant

/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer