Form 10-K/A
period 2008-12-31
NUTRA PHARMA CORP
filed 2010-04-08
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
Amendment No. 2

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

Forward Looking Statements

This Annual Report on Form 10-K, Amendment No. 2, for the period ending December 31, 2008, most significantly, our "Plan of Operations" section, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Nutra Pharma Corp. (hereafter referred to as "we", "our" or "us") to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to the following risks in connection with our business: (a) we have experienced recurring net losses and a working capital deficiency and our ability to continue as a going concern is dependent upon our ability to secure additional financing, which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results; (c) our operational plans are dependent upon obtaining equity or other financing; (d) we are subject to substantial Federal Food and Drug Administration ("FDA") and other regulations which may increase our costs or otherwise adversely affect our operations; (e) a market for our potential products may never develop; (f) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (g) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (h) to date, we have not generated any significant revenues; (i) to date, none of our proposed products have received FDA approval; and (j) we may be unable to compete against our competitors in the medical device and biopharmaceutical markets since our competitors have superior financial and technical resources than we do.

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

None

Item 9A. Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2008, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on  that  evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2008 and that as of the evaluation date, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2008, our  management concluded that the material weaknesses in its internal controls over financial reporting include matters pertaining to: (a) lack of separation of function in the roles of a Chief Executive Officer and Chief Financial Officer; (b) lack of qualified accounting personnel; and (c) need to enhance the supervision, monitoring and reviewing of financial statement preparation processes

We have taken the following initial steps and will continue to take more steps to strengthen our internal controls over financial reporting, to evaluate and to remedy deficiencies and to test these internal controls on an ongoing basis.

1.
As to our material weaknesses in (a) – (c) above, we are seeking to hire a Chief Financial Officer, or an employee who will perform the functions of a Chief Financial Officer, who will strengthen the accounting controls and procedures by implementing procedures that enhance recording, processing, summarizing and reporting within the time periods specified in the Commission’s rules and forms, simplifying certain accounting procedures, arrange for training of our accounting personnel that will be beneficial to strengthening our accounting controls, and expand our documentation of accounting transactions and related reviews.

2.	As to our material weaknesses in (b) above, we will increase our use of outside advisors to improve our quality of disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 and concluded that it is ineffective because of the material weaknesses in our internal controls over financial reporting described above.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

In conjunction with Item 9A above (Evaluation of Internal Controls over Financial Reporting), we have interviewed several qualified candidates for the position of Chief Financial Officer; however, we have been unable to come to acceptable terms with any such candidate to become our Chief Financial Officer. We will continue our efforts to hire a qualified Chief Financial Officer on acceptable terms.

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

Harold H. Rumph became our Director on April 10, 2008 when ReceptoPharm became our wholly owned subsidiary. From May 2003 topresent, Harold H. Rumph has been the President/Director of ReceptoPharm, Inc., a biotechnology company located in Plantation, Florida. From September 1988 to April 2003, Mr. Rumph was the President/Founder of Project Scheduling Services, Inc., a computerized scheduling services company to the construction industry, located in Pompano Beach, Florida. From 1962 to 1988, Mr. Rumph held managerial, marketing , and other positions with IBM, RCA, Xerox , Harris Corporation and was a founder and President of Biogenix, Inc., a biotechnology company located in Boca Raton, Florida. From 1953 to 1962, Mr. Rumph served on active duty with various responsibilities including Tactical Fighter Pilot and at Headquarters United States Air Force Intelligence with the United States Air Force. In 1953, Mr. Rumph received a Bachelor of Science Degree in Military Science from the United States Naval Academy in Annapolis Maryland.

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

NUTRA PHARMA CORP.

/s/ Rik J. Deitsch
Rik J. Deitsch, Chairman, President, Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer
Dated: April  8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch	Chairman of the Board, President, Chief Executive Officer, Principal Financial Officer,	April 8, 2010
Rik J. Deitsch	Principal Accounting Officer

/s/ Garry R. Pottruck	Director	April 8 , 2010
Garry R. Pottruck

/s/ Stewart Lonky	Director	April 8, 2010
Stewart Lonky

/s/ Paul F. Reid	Director	April 8, 2010
Paul Reid

/s/ Harold H. Rumph	Director	April 8, 2010
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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Nutra Pharma Corp. (a Development Stage Company) as of December 31, 2008 and 2007, and results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and for period from inception (February 1, 2000) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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