Form 10-K
period 2009-12-31
NUTRA PHARMA CORP
filed 2010-04-15
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 000-32141

NUTRA PHARMA CORP.
(Exact name of registrant as specified in its charter)

California	91-2021600
(State or Other Jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

2776 University Drive, Coral Springs, Florida	33065
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:       (954) 509-0911

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.001 par value
(Title of Class)

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

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second quarter:  $4,097,518.

As of March 31, 2010, there were 272,925,232 outstanding shares of common stock.

INDEX

PART I

Nutra Pharma Corp and its wholly owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics, Inc. (“Designer Diagnostics”) is referred to herein as “we”, “our” or “us” (ReceptoPharm and Designer Diagnostics are also individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2009 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 1. Business

Introduction

We were incorporated in the state of California on February 1, 2000.  Our operations are conducted through our two wholly owned subsidiaries, ReceptoPharm and Designer Diagnostics.

We are a biopharmaceutical company that engages in the acquisition, licensing and commercialization of pharmaceutical products and technologies as well as homeopathic and ethical drugs for the management of pain, neurological disorders, cancer, autoimmune and infectious diseases.   An ethical drug requires Federal Drug Administration (“FDA”) approval.   We seek strategic licensing partnerships to reduce the risks associated with the drug development process.

ReceptoPharm carries out our homeopathic and drug discovery research and clinical development and has fully developed three homeopathic drugs for the treatment of pain:
•	Cobroxin, an over-the-counter pain reliever designed to treat moderate to severe (Stage 2) chronic pain; and
•	Nyloxin OTC and Nyloxin Rx, stronger versions of Cobroxin.

Additionally, ReceptoPharm has developed two drug candidates as detailed beginning on page 7:
•	RPI-78M, to treat the neurological diseases, including Multiple Sclerosis (MS), Adrenomyeloneuropathy (AMN), Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig’s disease ) and Myasthenia Gravis; and
•	RPI-MN, to treat the viral diseases, including HIV/AIDS and Herpes.

ReceptoPharm is developing proprietary therapeutic protein products primarily for the prevention and treatment of viral and neurological diseases, including Multiple Sclerosis, Adrenomyeloneuropathy (AMN), Human Immunodeficiency Virus (HIV) and pain in humans. These potential products are subject to FDA approval.  ReceptoPharm also provides contract research services through its ISO class 5 and Good Manufacturing Practice (“GMP”) certified facilities.

Our other wholly-owned subsidiary, Designer Diagnostics, engages in the research and development of and sale of diagnostic test kits designed to be used for the rapid identification of infectious diseases, such as Nontuberculous Mycobacteria (NTM).

We continue to identify intellectual property and companies in the biotechnology arena with similar synergies to us with which we may potentially be able to enter into arrangements, agreements or to potentially acquire.

We commenced sales of our first consumer product, Cobroxin, in October 2009.  Cobroxin, Nyloxin OTC and Nyloxin Rx are homeopathic drugs that were developed within the first 3 months of 2009 as a result of ReceptoPharm’s on-going research for approximately 6 years.  During 2009, we generated revenues of $618,010, $583,955 of which were from sales of Cobroxin, and $34,055 of which were from clinical research services.

Our Products

Cobroxin

Currently, we offer Cobroxin, our over-the-counter pain reliever clinically proven to treat moderate to severe (Stage 2) chronic pain that was developed by ReceptoPharm, our drug discovery arm and wholly owned subsidiary.  Cobroxin is marketed through our United States distributor, XenaCare Holdings, Inc.(“XenaCare”), both online and at various retailers.

Cobroxin is currently available as a two ounce topical gel for treating joint pain and pain associated with arthritis and repetitive stress, and as a one ounce oral spray for treating lower back pain, migraines, neck aches, shoulder pain, cramps, and neuropathic pain. Both the topical gel and oral spray are packaged and sold as a one-month supply.

Cobroxin offers several benefits as a pain reliever.  With increasing concern about consumers using opioid and acetaminophen-based pain relievers, Cobroxin provides an alternative that does not rely on opiates or non-steroidal anti-inflammatory drugs, otherwise known as NSAIDs, for its pain relieving effects.  Cobroxin also has a well defined safety profile. Since the early 1930s, the active pharmaceutical ingredient (API) of Cobroxin, Asian cobra venom, has been studied in more than 46 human clinical studies. The data from these studies provide clinical evidence that cobra venom provides an effective treatment for pain with few side effects and has the following benefits:

•	safe and effective;
•	all natural;
•	long-acting;
•	easy to use;
•	non-narcotic;
•	non-addictive; and
•	analgesic and anti-inflammatory

Potential side effects from the use of Cobroxin include headache, nausea, vomiting, sore throat, allergic rhinitis and coughing.

Nyloxin OTC/Nyloxin Rx

Nyloxin OTC and Nyloxin Rx are similar to Cobroxin in that they both contain the same active ingredient as Cobroxin, Asian cobra venom.  The primary difference between Nyloxin OTC/Nyloxin Rx and Cobroxin is the dilution level of the venom, with Nyloxin OTC and Nyloxin Rx being more concentrated then Cobroxin and Nyloxin Rx being more concentrated than Nyloxin OTC.

We intend to market Nyloxin OTC and Nyloxin Rx as treatments for moderate to severe (Stage 2) chronic pain during our fourth quarter of 2010, pending successful completion of international drug applications.   Nyloxin OTC will be available as an oral spray for treating lower back pain, migraines, neck aches, shoulder pain, cramps and neuralgia as a topical gel for treating joint pain and pain associated with repetitive stress and arthritis.  Nyloxin Rx will be available as an oral spray and gel application for treating the same physical indications, as well as Angina Pectoris, Angina Faucium and Ovarian Pain, but is aimed at treating the most severe (Stage 3) pain that inhibits one’s ability to function fully.

We intend to begin selling Nyloxin Rx in the form of gel and spray products outside of the United States upon completion of international drug registrations, which we estimate will be completed during the fourth quarter of 2010.  Additionally, we plan to complete two additional human clinical studies aimed at comparing the ability of Nyloxin Rx to replace prescription pain relievers. Both of these studies are planned to begin during the second quarter of 2010.

Regulation

The active pharmaceutical ingredient (API) in Cobroxin, Nyloxin OTC and Nyloxin Rx, Asian cobra venom, has an approved United States monograph under the Homeopathic Pharmacopoeia of the United States (HPUS), which allowed us to register them with the FDA as homeopathic drugs.  A United States monograph is a prescribed formulation for the production of any drug or product that is recognized by law for a specific application and that may be introduced into commerce.  The FDA requires this registration process to maintain full compliance of companies marketing and selling medicines classified as homeopathic.  In August 2009, we successfully completed submission of final packaging and labeling to the FDA to begin selling our over-the-counter pain reliever, Cobroxin. In December 2009, we completed our submission of final packaging and labeling to the FDA of Nyloxin OTC and Nyloxin Rx.

Manufacturing

ReceptoPharm oversees Cobroxin’s manufacturing activities, both at its Good Manufacturing Practice (GMP) certified facility and at a third-party manufacturing and bottling facility.   ReceptoPharm is also responsible for acquiring appropriate amounts of Asian cobra venom required to manufacture Cobroxin.

ReceptoPharm also plans to begin additional clinical studies for its prescription pain reliever, Nyloxin Rx. These studies will be designed to compare the efficacy of Nyloxin Rx to other prescription strength pain relievers. A ReceptoPharm study published in Toxicon, which is the journal of the International Society of Toxinology, showed that ReceptoPharm’s leading drug treatment for the treatment of pain, drug candidate RPI-78 had pain reducing effects that lasted four times as long as morphine without the negative side effects associated with opioid-based pain relievers.

The FDA requires those companies manufacturing homeopathic medicines to have their facilities certified as GMP.   As of October 2005, ReceptoPharm’s manufacturing and laboratory facility has been fully compliant with its GMP certification.  In March 2009, ReceptoPharm received an ISO Class 5 certification for its clean room facility. An ISO Class 5 certification is a type of classification granted for a clean room facility according to the number and size of particles permitted per volume of air. An ISO Class 5 clean room has at most, 3,500 particles per square meter.

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

To date, we have not manufactured Nyloxin OTC or Nyloxin Rx.  We intend to manufacture these products by the fourth quarter of 2010 under the same manufacturing guidelines summarized above.

Marketing and Distribution

In August 2009, we completed an agreement with XenaCare granting it the exclusive license to market and distribute Cobroxin within the United States. To maintain this market exclusivity, XenaCare is required to meet certain minimum performance requirements.

In mid-October 2009, XenaCare began selling Cobroxin online through its product website, Cobroxin.com.  In November 2009, XenaCare began selling Cobroxin to brick-and-mortar retailers, including distribution to CVS which began March 2010 and Walgreens by May 1, 2010.

In December 2009, we began marketing Nyloxin OTC and Nyloxin Rx at www.nyloxin.com.

To support ongoing sales, XenaCare intends to conduct an extensive marketing campaign, consisting of print, online and broadcast advertising.  To date, XenaCare has accomplished the following:

•	Launched its initial print advertising campaign with advertisements appearing in Prevention, Health, Star, Woman's World, Soap Opera, and Self magazines;
•	Announced that the Chain Drug Marketing Association will begin making Cobroxin available for purchase through its 6,000 member pharmacies;
•	Completed an agreement to advertise Cobroxin in NASCAR’s Racing One publication, for the 2010 racing season;

•
Completed an agreement to advertise Cobroxin in the 2009 National Football Alumni Guide and Yearbook, a publication that is distributed to football fans, current and past NFL players, team owners, coaches and league executives;

•
Partnered with the Arthritis Foundation, which allows that foundation’s logo to be used on Cobroxin packaging, websites, print advertisements, retail catalogs and on direct mailers to 100,000 Arthritis Foundation members;

•	Secured agreements to advertise Cobroxin in the 2010 Super Bowl XLIV program guide and the 2010 NBA All-Star Game program guide;
•	Produced and began airing Cobroxin direct response commercials in select markets in the United States;
•	Began production for a series of Cobroxin television commercials scheduled to begin airing during the second quarter of 2010;
•	Secured an agreement to advertise Cobroxin in select Major League Baseball (MLB) yearbooks;
•	Completed an athletic sponsorship agreement with Megan Wallin, a professional beach volleyball player, to build awareness about Cobroxin.

Dependence on one or a Few Major Customers

With respect to Cobroxin, Nyloxin OTC and Nyloxin Rx, we have only one customer, our distributor, XenaCare that then distributes our product online and to various retailers.

International Drug Registrations

In 2010, we plan to expand the presence of our Cobroxin and Nyloxin pain relievers internationally through a series of out-licensing and master distribution agreements and/or arrangements.  On September 21, 2009, we announced our plan to begin the drug registration process in Canada and Europe for Cobroxin.  On November 12, 2009, we announced plans to begin the drug registration process in South America for Cobroxin.  We are continuing our efforts to begin the registration process in other countries. While many countries adopt similar regulation to the United States for registering homeopathic drugs, the international application process is more complex and may be lengthier.

ReceptoPharm’s Homeopathic Drug Pain Relief Studies

MS Neuropathic Pain Phase IV
We will continue our research and development into this area, with the ultimate goal of completing development of our future product, Nyloxin Rx, which is a treatment for stage 3 pain.  Our estimated start and completion dates are March 2010 and September 2010, respectively, which includes a 10-week patient trial period.  We have thus far incurred costs of $5,000 with a total estimated budget of $130,000.

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

Chronic Back Pain Phase IV
We will continue our research and development, with this ultimate goal of completing development of our future product, Nyloxin Rx, which is a treatment for stage 3 pain.  If this study proceeds, our estimated start and completion dates are April 2010 and November 2010, respectively, which includes a 4 week patient trial period.  We have an estimated budget of $250,000.    We have not yet incurred any costs associated with the Chronic Back Pain Phase IV project.

Pain Market

A 2006 article published by the American Pain Society reported that pain is one of the most common reasons that patients seek medical care and accounts for half of all physician office visits in the United States.  According to the American Pain Foundation, a non-profit organization, as of 2007 at least 25 million people in the United States experience acute pain as a result of injury or surgery.  Additionally, more than 50 million people in the United States are affected by ongoing chronic pain.

The market for pain management products in the United States, including prescription and nonprescription analgesics, reached $20.4 billion in 2005 according to an April 2006 published report by Medtech Insight, a market research firm.  According to a more recent report conducted by IMS Health, a market research firm, the sales of opioid-based prescription pain drugs, including OxyContin, exceeded $6 billion in 2008. The current market for pain drugs is expected to continue to grow according to Global Industry Analysts Inc., a market research firm, believes that the aging baby boomer population will continue to trigger growth in this market resulting in a market size of $35.5 billion by 2015.

ReceptoPharm – Research and Development

ReceptoPharm is engaged in the research and development of novel anticholinergic therapeutic protein products for the treatment of autoimmune and neurologic disorders, including Human Immunodeficiency Virus (HIV), Multiple Sclerosis (MS) Adrenomyeloneuropathy (AMN), Rheumatoid Arthritis (RA) and pain.

Drug Applications

We have set forth below a summary of ReceptoPharm’s proposed drugs and their potential applications.

Drug	Potential Applications
RPI-78M	MS, AMN, Myasthenia Gravis (MG) and Amyotrophic Lateral Sclerosis (ALS)

RPI-MN	HIV, general anti-viral applications
RPI-78	Pain, Arthritis
RPI-70	Pain

We believe that ReceptoPharm’s pharmaceutical products have a wide range of applications in a number of chronic, inherited and/or life-threatening viral, autoimmune and neuromuscular degenerative diseases, even though none of these products have FDA or other approval for the treatment of such diseases. These disorders target nerve cells, especially one specific type of cell receptor that is sensitive to the neurotransmitter, acetylcholine, which plays an important role in the transmission of nerve impulses at synapses and myoneural (muscle-nerve) junctions.

Primary Disease Targets

Through ReceptoPharm’s research program, our goal is to obtain required regulatory approvals of ReceptoPharm’s  HIV, MS, and AMN products, so that they can be marketed. We plan to apply for Orphan drug status with the FDA to expedite approval for our AMN product; however there is no assurance we will obtain such status. ReceptoPharm secures confidentiality agreements prior to initiating contract research in order to protect any patentable opportunities.

Human Immunodeficiency Virus (HIV) Infection
Decision Resources, Inc., a research and advisory firm focusing on pharmaceutical and health care issues, forecasts that the HIV drug market will grow to more than $8 billion by 2013. According to the latest Epidemic Update, an estimated 39.5 million people were living with HIV in 2006. There were 4.3 million new infections in 2006 with 2.8 million (65%) of these occurring in sub-Saharan Africa and important increases in Eastern Europe and Central Asia, where there are some indications that infection rates have risen by more than 50% since 2004. In 2006, 2.9 million people died of AIDS-related illnesses. Growth in the HIV therapy market will continue to be driven by the rapidly growing HIV and AIDS population. In the absence of therapeutic intervention, the vast majority of individuals infected with HIV will ultimately develop AIDS, on average in about 10 years, which has a mortality rate approaching 100%. Experts say that the drugs currently available only extend life on average 1.8 years. The foregoing information was obtained from the World Health Organization website at www.who.int.

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

HIV infection therapy currently uses antiviral drug therapies that are associated with the virus’s attachment, fusion with and entry into the host cell. At the present time, there are 16 licensed antiretroviral drugs employed to combat HIV-1 infection and one drug licensed by the FDA that is a binding/entry inhibitory drug.

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

Both of ReceptoPharm’s drugs inhibited HIV replication in MAGI cells by 50-60% and peripheral mononucular cells by 90% in testing conducted by Dr. Juan Lama of the La Jolla Institute for Molecular Medicine in San Diego, California. Separate Phase I studies by Cure Aids Now of Miami, Florida, were  conducted by Dr. Jamal with orally and parentally administered RPI-78M in HIV patients confirmed safety, tolerability and provided preliminary evidence of efficacy.

RPI-MN demonstrated the ability to inhibit the replication of highly drug-resistant strains of HIV isolates. Drug resistance has become a critical factor in long-term management of HIV infection with some viral strains developing resistance in as little as 3 weeks.

Multiple Sclerosis (MS)
Multiple Sclerosis (MS) is thought to be an autoimmune disease that primarily causes central nervous system problems. In MS, the insulating fatty material surrounding the nerve fibers, also known as myelin, which functions to speed signaling from one end of the nerve cell to the other, is attacked by cells of the immune system causing problems in signal transduction. MS is the most common of demyelinating disorders, having a prevalence of approximately 1 per 1,000 persons in most of the United States and Europe. According to the Accelerated Cure Project for Multiple Scherosis, a national nonprofit organization, 400,000 people in the US are affected by MS and another 2 million globally.

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

Furthermore, we believe that the ability to modulate the host immunostimulatory environment could form the basis of an effective strategy for the long-term control of autoimmunity in diseases like MS and Myasthenia gravis (MG) and is being studied as a therapeutic model for other neuromuscular diseases. Also, we believe our data suggests that it is possible that our novel therapeutic proteins could have a general application in autoimmune diseases based on human studies in Rheumatoid Arthritis and anecdotal reports from patients with MS.

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

Adrenomyeloneuropathy (AMN) and Orphan Indications
Adrenoleukodystrophy, or ALD, is a genetically determined neurological disorder that, according to the Adrenoleukodystrophy Foundation, affects 1 in every 17,900 boys worldwide. The presentation of symptoms occurs between the ages of 4 and 10, and affects the brain with demyelination, which is the stripping away of the fatty coating that keeps nerve pulses confined and maintains the integrity of nerve signals. This process inhibits the nerves’ ability to conduct properly, which causes neurological deficits, including visual disturbances, auditory discrimination, impaired coordination, dementia and seizures. Demyelination is an inflammatory response and nerve cells throughout the brain are destroyed.

Adrenomyeloneuropathy (AMN) is the most common form of X-ALD, a maternally inherited type of ALD.  AMN  affects about 40-45% of X-ALD patients and usually presents itself in adolescence or adult life and may be preceded by hypoadrenalism. It is characterized by spastic paraplegia and a peripheral neuropathy, often being diagnosed as Multiple Sclerosis (MS). Nerve conduction studies in AMN show a predominant axonal neuropathy and show a loss of all axons. Lorenzo’s oil, a mixture of glyceryltrioleate and glyceryltrierucate, has been used for over a decade in an open, unblinded fashion with mixed results.

Pain and Arthritis
Pain control products represent a huge market, especially those that reduce dependency on opiate-based drugs. Protein or peptide-based drugs are penetrating this market with neurotoxins taking the lead. Botox (Allergan) and Ziconitide (Elan) have the potential to substitute over the long-term for morphine and other opiates in chronic pain indications. Opiates, though potent painkillers, suffer from drawbacks because they are addictive, short acting, and drug-resistance inducing. We plan to assess the effects of several peptides in animal models of pain in association with Soochow University in China. Several peptides have demonstrated positive effects and the research and development continues.

August 2007 studies at Soochow University proved the potential of ReceptoPharm’s drug candidates, RPI-78 and RPI-70. When compared to Dolantin, an opiate-based drug subordinate to morphine, the effects were very encouraging. While Dolantin provided immediate pain relief it began wearing off just as RPI-70 began to take effect. The effects of RPI-70 do not seem dramatic in contrast to Dolantin, considering the quantity of drug employed in this animal model. The concentration of RPI-70 was approximately 100 times less than the opiate product. Also, RPI-70 showed real potential for combining with other pain killing medications. RPI-78 was calculated to be 150,000 times more potent than aspirin. This product can be injected systemically providing evidence of a more practical application than Ziconitide, which must be administered intrathecally (into the spinal chord). Opiate drugs induce tolerance and dependence.  This problem is not encountered with RPI-70 and RPI-78.

In February 2009, ReceptoPharm filed a patent application with the United States Patent and Trademark Office for the use of RPI-78 as a novel method for treating arthritis in humans. Also in February 2009, ReceptoPharm, in collaboration with Soochow University in China published positive data from its recent animal studies on the use of RPI-78 (Cobratoxin) as a method for treating arthritis.

Market Values

Human Immunodeficiency Virus (HIV)
The World Health Organization estimates that 39.5 million people worldwide are HIV positive with the majority of these occurring in third world countries. In the United States alone, an estimated 900,000 people are infected and the majority undergoes treatment for HIV-related conditions at an individual cost of $14,000 (HAART) to $34,000 (AIDS patients).   According to a 2007 article published by United Press International, the worldwide market for HIV drugs exceeds $7 billion in 2008 and is expected to grow to $11.4 billion by 2015.

Multiple Sclerosis (MS)
Multiple sclerosis affects an estimated 2.5 million people globally. There are 5 approved drugs for the treatment of this disease. The average annual cost of these drugs is $12,000 per person. In 2004, sales by one manufacturer, Biogen, were reported to be $1.4 billion for its drug, Avonex. According to a December 2009 report by GlobalData, the worldwide MS market was valued at $8.7 billion in 2008 and is expected to grow to $11.4 billion by 2015.

Adrenomyeloneuropathy (AMN)
AMN/ALD affects an estimated 30,000 people in the US with some estimates exceeding this number.

Current Technologies

ReceptoPharm, operating in its capacity as a clinical stage biotechnology company, has a process that safely modifies proteins derived from cobra venom. ReceptoPharm also has rights of a drug delivery method that uses an aerosol formulation, which is administered under the tongue.  By using this shared aerosol delivery technology, oral delivery is attainable, an important step for a biologic product.   The system is 50% efficient and affects drug delivery in approximately 40% of patients in which it was tested. Topical preparations are being examined for future applications in treatment of such conditions as pain and Rheumatoid Arthritis (RA).

Business Strategy

ReceptoPharm seeks to develop proprietary pharmaceutical products for human illnesses that qualify for “Fast-Track” or “Orphan Drug” status under FDA regulations, which can expedite regulatory review.  For some conditions, the FDA has created the “two animal rule” which permits ReceptoPharm to collect data from ongoing animal research for human treatment applications.

We believe the results from ReceptoPharm’s research will assist in getting its applications processed through the FDA’s “Fast-Track” approval process and enable ReceptoPharm to plan the commercialization of each product independently and/or through joint ventures, partnerships and licensing arrangements.  “Fast-Track” denotes life-threatening illnesses, while “Orphan” status refers to serious ailments affecting less than 200,000 individuals nationwide. AMN qualifies under both labels because it is considered an orphan disease and has no known cure.

In the areas of HIV and MS, ReceptoPharm plans to conduct clinical studies of its HIV and MS drugs under development. These "Phase II" studies will either prove or disprove the preliminary efficacy of ReceptoPharm's HIV and MS drugs under development. ReceptoPharm is in the process of attempting to secure agreements with third parties to conduct such clinical studies.

We believe that ReceptoPharm’s proposed unique pharmaceutical products can be used alone or licensed for use in combination with other therapeutic products and may be of interest to other established pharmaceutical companies as a means of extending the patent life of their proprietary products.

Short-term Goal
Although we focused our drug development efforts from 2006 to 2008 on clinical trials for ReceptoPharm’s HIV drug, RPI-MN, our primary focus now is on RPI-78M for the treatment of AMN.  In January of 2007, ReceptoPharm began their clinical study in AMN.  The clinical study, which was completed at the Charles Dent Metabolic Unity located in London, England, is classified as a Phase IIb/IIIa study.   ReceptoPharm plans to complete analysis of this clinical study in approximately the third quarter of 2010.

Mid-term Goal
Our midterm strategy for the past three years has been to license ReceptoPharm’s AMN, MS and HIV technologies in our attempt to bring these technologies to market within 5 years.  Should we obtain adequate financing, our midterm strategy remains the same – to accomplish these midterm goals in the next two years of that 5 year period.

Long-Term Goal
Our long-term goal is the use of drugs developed by ReceptoPharm in the field of neurological diseases, infectious diseases and autoimmune disorders. Due to our limited financial and operational resources, this goal will require us to establish strategic partners or alliances with pharmaceutical companies, academic institutions, biotechnology companies, and clinical diagnostic laboratories, which will: (a) complement ReceptoPharm’s research and development efforts; (b) reduce the risks associated with undertaking the entire process of drug development and marketing; and (c) generate licensing based revenue streams.  Additionally, we plan to continue identifying intellectual property and companies in the biotechnology arena as potential acquisition candidates.

Compassionate Release Programs

Certain countries, such as Canada and the United Kingdom permit their citizens to have access to investigational medications without being approved for any application by their respective “FDA type” agencies, and permit physicians to prescribe drugs they believe are of possible benefits to the patients. Through these “Compassionate Release Programs” ReceptoPharm has supplied RPI-78M, its drug under investigation for MS and AMN, to physicians in the United Kingdom. The FDA does not offer this program.

Clinical Trial Applications

ReceptoPharm has developed Common Technical Documents (CTD) for both RPI-78M and RPI-MN that are used to support any clinical trial application. The CTD is a complete history of the individual drug, including all of the in-vitro and in-vivo work accomplished to date, as well as pre-clinical development work on the drug. Having these completed documents allows for expedited due diligence from regulatory bodies reviewing ReceptoPharm’s applications for trials and approvals. With these documents, ReceptoPharm has successfully applied for approval to conduct a clinical investigation in the United Kingdom under the regulation of the Medicines Health and Regulatory Agency (MHRA), which is the British equivalent of the US-FDA.

Current Research and Development Projects

Neurological Studies

AMN Phase II
ReceptoPharm has been conducting research and development in this area since February 2006 with an expected completion date of September 2010, which includes a 12 month patient trial period that has already been completed.  We have thus far expended approximately $400,000. Because ReceptoPharm has completed its AMN Phase II project, there is no further budget for this project.

AMN Phase III
ReceptoPharm will continue research and development, with the ultimate goal of completing development of its future drug, RPI-78M.   ReceptoPharm’s estimated start and completion dates are July 2010 and December 2011, respectively, which includes a 12 month patient trial period. ReceptoPharm has thus far incurred costs of $5,000.  ReceptoPharm has an estimated budget of $500,000.

MS Phase II
ReceptoPharm will continue its research and development, with the ultimate goal of completing development of its future drug, RPI-78M. ReceptoPharm’s estimated start and completion dates are October 2010 and October 2012, respectively, which includes a 12 month patient trial period. ReceptoPharm has thus far incurred costs of $40,000.  ReceptoPharm has an estimated budget of $2,000,000.

ReceptoPharm’s total estimated costs for all of the above projects are approximately $3,000,000.

Research and Development

During 2008 and 2009, we had research and development costs of $229,790 and $222,558, respectively.

Dependence on one or a Few Major Customers

We have no customers with respect to our research and development projects since we have not received FDA approval for our drug candidates

Marketing

We currently do not have a marketing program for our drug candidates because none of ReceptoPharm’s products have received FDA approval. Our lack of financing has hampered our efforts to navigate the regulatory process in a timely fashion; however, if and when we have FDA approved drug treatments, we plan to develop a marketing strategy to market ReceptoPharm’s products through pharmaceutical companies, other biotechnology companies, and diagnostic laboratories. Our Chief Marketing Officer, David Isserman, will market the treatments to licensing and development officers of those companies and will otherwise direct our marketing program. Additionally, we will attempt to secure consulting agreements with marketing consultants who will actively market our products to such companies and/or provide our Chief Marketing Officer with marketing guidance.

Potential Revenue Segments

Our potential revenue segments are composed of our attempt to generate revenues from license agreements, joint ventures in foreign countries, drug, and test kit sales with pharmaceutical companies, biotechnology companies and clinical diagnostic laboratories that generate license fees.

To date, we have not earned any significant revenues regarding any drug candidate potential revenue segments.

Product Liability

We have product liability insurance for our commercial products. Even so, product liability claims may result in significant legal costs related to our defense of such actions if damage amounts exceed our product liability insurance coverage. The design, development, and manufacture of drug products or diagnostic tests involves an inherent risk of product liability claims and corresponding damage to our brand name reputation, including claims of product failure or harm caused by the drug product. ReceptoPharm has product liability insurance for purpose of manufacturing the drugs currently under clinical trials; however, there is no assurance that such insurance would protect us against any product liability claims. Designer Diagnostics has product liability insurance for its portfolio of test kits; however, there is no assurance that such insurance would protect us against any product liability claims.

Sources and Availability of Raw Materials

ReceptoPharm uses the raw material, cobra venom, for the drugs that it studies and in the production of Cobroxin. We currently have no supplier agreement or arrangements for obtaining cobra venom, which we obtain on an as-needed basis.   There are at least three cobra venom based suppliers each in the United States and the Peoples Republic of China from which ReceptoPharm may acquire cobra venom, in addition to other suppliers in Thailand and India.  Paul Reid, ReceptoPharm’s Chief Executive Officer, is responsible for locating cobra venom suppliers on an as-needed basis, which involves obtaining a small test amount from a supplier for scientific validation of that raw material prior to purchase.  Apart from cobra venom, we do not currently use raw materials in our business.

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

In order to obtain FDA approval to market a new biological or pharmaceutical product, proof of product safety, purity, potency and efficacy, and reliable manufacturing capability must be submitted. This requires companies to conduct extensive laboratory, pre clinical and clinical tests. This testing, as well as preparation and processing of necessary applications, is expensive, time-consuming and often takes several years to complete. There is no assurance that the FDA will act favorably in making such reviews. Our potential partners, or we, may encounter significant difficulties or costs in their efforts to obtain FDA approvals, which could delay or preclude from marketing any products that may be developed. The FDA may also require post-marketing testing and surveillance to monitor the effects of marketed products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if problems occur following initial marketing, such as, compliance with regulatory standards is not maintained. Delays imposed by governmental marketing approval processes may materially reduce the period during which a company will have the exclusive right to exploit patented products or technologies. Refusals or delays in the regulatory process in one country may make it more difficult and time consuming to obtain marketing approvals in other countries.

The FDA approval process for a new biological or pharmaceutical drug involves completion of preclinical studies and the submission of the results of these studies to the FDA in an Initial New Drug application, which must be approved before human clinical trials may be conducted. The results of preclinical and clinical studies on biological or pharmaceutical drugs are submitted to the FDA in the form of a BLA, PLA or NDA for product approval to commence commercial sales. In responding to a BLA, PLA or NDA, the FDA may require additional testing or information, or may deny the application. In addition to obtaining FDA approval for each biological or chemical product, an Establishment License Application ("ELA") must be filed and the FDA must inspect and license the manufacturing facilities for each product. Product sales may commence only when both BLA/ PLA/ NDA and ELA are approved. In certain instances in which a treatment for a rare disease or condition is concerned, the manufacturer may request the FDA to grant the drug product Orphan Drug status for a particular use. "Orphan Drug" status refers to serious ailments affecting less than 250,000 individuals. In this event, the developer of the drug may request grants from the government to defray the costs of certain expenses related to the clinical testing of such drug and be entitled to marketing exclusivity and certain tax credits.

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

Ability to Compete

The biotechnology research and development field is extremely competitive and is characterized by rapid change. Our competitors have substantially greater financial, scientific, and human resources, and as a result greater research and product development capabilities. Our competitors have competitive advantages with greater potential to develop revenue streams. Our competitors are located in the United States as well as around the world. We will attempt to complete by establishing strategic partners or alliances with pharmaceutical companies, academic institutions, biotechnology companies, and clinical diagnostic laboratories, which will enter into joint ventures, emphasizing that the drugs RPI-MN and RPI-78M possess the following properties:

•	They lack measurable toxicity but are still capable of attaching to and affecting the target site on the nerve cells. This means that patients cannot overdose.
•	They display no adverse side effects following years of investigations in humans and animals.
•	The products are stable and resistant to heat, which gives the drug a long shelf life. The drugs’ stability has been determined to be over 4 years at room temperature.

RPI-78M can be administered orally; however, ReceptoPharm has not yet developed an orally administered RPI-78M. RPI-78M has been routinely delivered by injection in a manner similar to insulin, but research over the past two years has given rise to administration by mouth.  Oral delivery presents patients with additional “quality of life” benefits by eliminating or decreasing the requirements for routine injections.  Should we receive adequate funding, ReceptoPharm plans to develop an orally administered RPI-78M by initiating new trials with an oral version of that drug.

Main Competitors (Biologics)

Competition is intense among companies that develop and market products based on advanced cellular and molecular biology. ReceptoPharm’s competitors, including Amgen, Aventis, Cephalon, Genetech, Genzyme, Immunex Corp., Novartis, Regeneron and Schering-Plough, which have far superior financial, technological and operational resources. We face significant competition from these and other biotechnology and pharmaceutical firms in the United States, Europe and elsewhere. Certain specialized biotechnology firms have also entered into cooperative arrangements with major companies for development and commercialization of products, creating an additional source of competition.

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

Interferon-based drugs and their indications represent target markets for ReceptoPharm. Sales of interferon-based drugs annually exceed $6 billion and have attracted the participation of several major drug companies, including Schering-Plough and Roche. Currently, there are five interferon-based drugs licensed in Canada and the U.S.; three for the treatment of the milder Relapsing-Remitting form of MS and two for Hepatitis C. These interferons are also used in the treatment of other conditions where treatment options are limited. The interferons for MS are Betaseron (Berlex/Schering), Avonex (Biogen) and Rebif (Serono). Since the launch of these drugs, the number of patients undergoing treatment has stabilized at current levels, indicating that there is a high turnover rate of patients in the administration of these individual drugs due to cost and side effects. Biogen developed Avonex in the early 1990’s and has been shipping the drug since late 1996. In the United Kingdom,  the National Institute for Clinical Efficiency (NICE) has called for the withdrawal of Betaseron and another unrelated drug, Copaxone (Teva), from the market based on poor cost/effectiveness.

Schering-Plough manufactures alpha-interferon (Intron-A) and Roche produces Roferon as the only treatments for Hepatitis C. Schering-Plough also developed the drug Ribavirin as a general antiviral agent which, when combined, with Intron-A, is a treatment for Hepatitis C.  This combination is called Ribitron.  Treatment with Intron-A costs $19,000 per year though initial treatment periods are usually for 12 months.  It is the high cost and significant side effects that prevents the widespread uptake of this drug by the 4 million Hepatitis C sufferers in the US. Other companies producing interferon-based products include Amgen (INFERGEN) and Viragen.

Main Competitors (Venom-Based Drugs)

We view our main competitors as those who also engage in the development of protein-based neurotoxins as therapeutics. Employing venoms as therapeutics is not new. A large number of well-known pharmaceutical companies are developing novel therapies derived from snake venoms and other reptiles. Most of those using snake venoms employ the anticoagulant enzymes usually from viperids (adders and rattlesnakes) though elapids (cobra family) are also being investigated.

We have set forth below a summary of venom-based drugs and their potential applications.

Company	Drug	Application
Knoll Pharmaceutical	Ancrod	Anticoagulant from rattlesnakes
Medicure	Aggrastat	Antiplatelet drug from vipers
Millennium Pharmaceutical	Integrilin	Antiplatelet drug from rattlesnakes
Amylin Pharmaceuticals	Extendin-4	Treatment for type 2 diabetes and obesity from Gila Monster

Current cobra venom-based therapies include Keluoqu, a pain-killing drug on the market in China since 1978. Keluoque contains cobrotoxin as its primary ingredient and is used to control severe pain in advanced cancer patients and for post-operative pain.

Contract Research Services

In addition to its drug discovery research, ReceptoPharm is also engaged in providing contract research services to third-party biotechnology and pharmaceutical companies. ReceptoPharm announced in December 2008 that it had received a clinical drug supply contract for Celtic Biotech, an Ireland-based biotechnology company developing a treatment to cancer.  ReceptoPharm fulfilled this contract during the fourth quarter of 2009 and will continue to seek additional clients for its contract research services.

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

Over the next twelve months, Designer Diagnostics will attempt to distribute the test kits to the above companies and organizations.  Our first sales occurred during our second quarter of 2006 with limited sales throughout 2007 and 2008. Our sales efforts during 2007, 2008 and 2009 have been inhibited by the necessity for FDA validation prior to active marketing in United States based markets. These markets include the Centers for Disease Control and Prevention (CDC) and the World Health Organization (WHO). Researchers at National Jewish Hospital in Denver, Colorado, are currently validating Designer Diagnostics’ Tuberculosis (TB) and Nontuberculous Mycobacteria (NTM) Test Kits. This research has been protracted due to budget restrictions at the hospital as well as our own limited funding. We currently anticipate the completion of this research and regulatory filing by the fourth quarter of 2010.

Additionally, the test kits are now utilized for environmental analysis for the presence of NTM in the water and/or soil. This allows investigators to more easily find the source of contamination and may greatly reduce NTM infections and outbreaks.  When, and if, sales of the test kits exceed our operating budget, we will use the test kit proceeds to fund drug research and clinical studies.

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

Nontuberculous Mycobacterium (NTM)
Nontuberculous Mycobacterium (NTM), also known as atypical Tuberculosis (Atypical TB) or Mycobacterium other than Tuberculosis (MOTT) are bacteria that can be found in water, some domestic and wild animals, and soil. NTM is a primary cause of respiratory disease in humans and is a leading cause of death in HIV/AIDS patients. In countries (such as the U.S. and Canada) that have dramatically reduced TB as a major disease, NTM bacteria have become a larger issue. National Jewish Medical Research Center in Denver, Colorado, has reported a major increase in the U.S., with over 800 patients infected in Denver in 2005 and 1500 regional centers around the country are using the National Jewish Research Center for NTM testing.

A study done in India on HIV/AIDS patients has shown that over 9% of HIV/AIDS patients that have TB also have some form of NTM that requires different antibiotic procedures.

The NTM bacteria usually enter the body through inhalation or by drinking water that has been contaminated by the NTM bacteria. Additionally, the NTM bacteria can enter the body through open wounds. These bacteria cannot be spread directly between people. There are over 20 different types of NTM, which include Para-Tuberculosis, Nocardia, Pseudomonas and M.avium Complex (MAC).

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

Market Competition – Designer Diagnostics

We view the main competition to Designer Diagnostics’ Test Kit technology to be divided into two areas: Tuberculosis and Nontuberculous Mycobacterium. In the TB (Tuberculosis) Test Kit arena, Designer Diagnostics’ main competitors are Becton, Dickinson and Company and their TB test kit is widely used throughout the world.

We intend to emphasize the advantages of our Designer Diagnostic kit on the basis of lower cost and that it does not require refrigeration or specialized equipment for utilization.  When looking at NTM (Nontuberculous Mycobacterium) Test Kits, there is no competition with a kit that will work on all 15 identified types of NTMs.  Becton, Dickinson and Company is a purveyor and major competition for kits that can be used for NTMs, but they require different tests for most types. The Designer Diagnostics NTM Test Kit can be used to identify all types and subtypes of NTMs in a single test. Additionally, there is currently no competition for the use of an NTM test for environmental applications. Designer Diagnostics has begun marketing the first ever diagnostic test for identifying NTMs in soil, water and other environmental media.

Nanologix

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

Bio-Therapeutics, Inc.

On October 3, 2003, we entered into a non-assignable license agreement between Bio-Therapeutics, Inc. and us, which was then amended to make the license agreement assignable. This agreement was in settlement of a lawsuit that we filed against Bio-Therapeutics alleging that Bio-Therapeutics owed us $850,000 in connection with a merger agreement between us and Bio-Therapeutics, which was cancelled.

The 2003 license agreement provides that for a non-exclusive license to certain intellectual property of Bio-Therapeutics, Inc, which consists of the following two distinct technology platforms:

•
Alteration of Proteins and Peptides - These include patented methods for altering the 3-Dimensional structure of certain proteins and peptides. The natural peptides bind to receptors in the body with toxic effects. This technology allows us to alter the structure of these peptides, preserving their receptor-binding characteristics, while making them non-toxic and therapeutic. Different receptors have various functions in many disease states. By the peptides binding to these receptors in a controlled fashion, certain disease symptoms may be treated.  In connection with MS, binding to the acetylcholine receptor on the nerves allows for more efficient nerve conduction. With HIV, binding to chemokine receptors may prevent the virus from entering and infecting new cells.

•
Non- Exclusive License for “Buccal Delivery System”(“Buccal”)  – An innovative aerosolized drug delivery system that is patent pending.   Many therapeutic agents cannot be effectively delivered by aerosol formulation due to their large size and/or irregular shapes. Since these therapeutic agents cannot be ingested orally without being degraded by the digestive system, patients have no alternative but to directly inject these drugs. We have a non-exclusive license to the Bucall patent pending proprietary aerosol formulation, which greatly enhances the permeability of the mucous membranes found on the roof of the mouth and the back of the throat. This allows for the easy and efficient systemic delivery into the bloodstream of a much wider variety of proteins and peptides. This non-exclusive license for "Buccal Delivery System"  and patent pending application includes claims that identify the active mucosal enhancer, its combination with therapeutic agents and the mode of delivery through aerosol. This may allow for the effective and pain-free delivery of peptide and protein therapeutics for the treatment of HIV and MS.

Patents, Trademarks, Licenses and Intellectual Property

We have the following patents expiring at various dates indicated below:

Bio-Therapeutics Patents
We hold the license to certain intellectual property belonging to Bio-Therapeutics that has either been granted a patent or is in the patent application process as follows:

U.S. Patent No. 5,989,857, Polypeptide compositions and methods was granted in November 1999 with 10 claims. The patent outlines a method of preparing a bioactive polypeptide in a stable, inactivated form, the method comprising the step of treating the polypeptide with ozonated water in order to oxidize and/or stabilize the cysteine residues, and in turn, prevent the formation of disulfide bridges necessary for bioactivity.  This patent expires on May 10, 2016.

U.S. Patent No. 6,670,148, Compositions comprising bioactive peptides prepared without formation of native disulfide bonds was granted in December 2003, with 9 claims. The patent further describes a method of preparing a bioactive polypeptide in a stable, inactivated form, the method comprising the step of treating the polypeptide with ozonated water in order to oxidize and/or stabilize the cysteine residues, and in turn, prevent the formation of disulfide bridges necessary for bioactivity. The method can involve the use of ozonated water to both oxidize the disulfide bridges in a bioactive polypeptide, and to then stabilize the resultant cysteine residues. Optionally, and preferably, the method can involve the use of ozonated water to stabilize the cysteine residues, and thereby prevent the formation of disulfide bridges, in a polypeptide produced by recombinant means in a manner that allows the polypeptide to be recovered with the disulfide bridges unformed.  This Patent expires on May 10, 2016.

U.S. Patent Application Number 11/415377, Buccal Delivery System, with 20 claims. The patent describes a delivery formulation and system for delivering inactivated bioactive peptides to the body. The formulation includes effective amounts of the peptide as well as a mucosal permeation enhancer selected from the group consisting of quaternary ammonium salts. The system can be used by spraying the formulation into the buccal cavity, e.g., to the roof of the mouth. This application is currently listed as abandoned as of December 2009.

U.S. Patent Application Number 11/431126, Immunokine composition and method with 31 claims. The patent describes a composition and method for preventing HIV infection of mammalian cells. One aspect of the invention relates to an anti-immunodeficiency virus immunokine capable of binding to a cellular protein in a manner that prevents HIV infection of that cell. The compositions can include either an active bioactive polypeptide, such as native cobratoxin, and/or an inactivated bioactive polypeptide, such as cobratoxin in which one or more of the native disulfide bridges have been prevented from forming. The term "immunokine" is used to refer to an inactivated bioactive polypeptide, whether inactivated by chemical, genetic, and/or synthetic means as described herein, with the proviso that a corresponding active bioactive polypeptides can be included where applicable (e.g., for in vitro use). This application is currently listed as abandoned as of June 2009

ReceptoPharm Patents
ReceptoPharm has several patents pending with the United States Patent and Trademark Office. These patents include:

U.S. Patent Application Number 11/217,713, Modified venom and venom components as anti-retroviral agents with 10 claims was filed in September 2005. The present invention describes a method of treatment of human subject suffering from infection with HIV, comprising administering a disease mitigating amount of a detoxified, modified cobra venom composition in an amount effective to ameliorate at least one symptom of said infection. This patent is meant to protect and support our work in the production of anti-viral treatments. Currently, this would be applied to RPI-MN and RPI-78.

U.S. Patent Application Number 11/592,896, Modified elapid venoms as stimulators of the immune reaction with 20 claims was filed in November 2006. The patent describes a method of protection from infections by administering a detoxified and neurotropically active modified venom containing alpha-cobratoxin. Protection includes bacterial, viral and parasitic infections. This patent is meant to protect and support our work in our production of anti-infective treatments. Currently, this would be applied to RPI-MN and RPI-78.

U.S. Patent Application Number 11/642,312, Use of cobratoxin as an analgesic with 5 claims was filed in December 2006. The patent describes a composition of matter for an analgesic and its method of use is disclosed. The method of use is for the treatment of chronic pain, especially to the treatment of heretofore intractable pain as associated with advanced cancer. The pain associated with neurological conditions, rheumatoid arthritis, viral infections and lesions is also contemplated. The method includes administering to a host an alpha-neurotoxin that is characterized by its ability to blocking of the action of acetylcholine at nicotinic acetylcholine receptors. This patent is meant to protect and support the Company’s work in the production of drugs for the treatment of pain.

U.S. Patent Application Number 10/947,434, Modified Anticholinergic Neurotoxins as Modulators of the Autoimmune Reaction was filed in September 2004. The patent describes a method of treatment of a human patient suffering from Multiple Sclerosis comprising the administration of a disease-mitigating amount of a composition consisting of detoxified and modified alpha-cobratoxin in a saline solution. This patent is meant to protect and support our work in the production of drugs for the treatment of auto-immune diseases.

U.S. Patent Application Number 11/784,607, Treatment of Autoimmune Disorders Using Detoxified Cobratoxin was filed in April 2007. The patent describes a method of treating patients suffering from autoimmune disorders comprising the administration of detoxified cobra venom. This patent is meant to protect and support our work in the production of drugs for the treatment of auto-immune diseases. Currently, this would be applied to RPI-78MN.

U.S. Patent Application Number 12/317,115, Alpha-neurotoxin Proteins with Anti-inflammatory Properties and Uses Thereof was filed in December 2008. The patent describes a method of treating an arthritic condition comprising the administration to a subject in need thereof an effective amount of a pharmaceutical composition comprising an isolated alpha-neurotoxin protein or an effective fragment thereof. This patent is meant to protect and support our work in the production of drugs for the treatment of inflammatory diseases.

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

U.S. Patent No. 5,989,902, Method for determining the antimicrobial agent sensitivity of a nonparaffinophilic hydrophobic microorganism and an associated apparatus was granted in November 1999 with 3 claims. The patent describes a method for determining a sensitivity of a nonparaffinophilic hydrophobic microorganism to an antimicrobial agent. The method includes providing at least one receptacle containing an aqueous broth including a carbon source and introducing the nonparaffinophilic hydrophobic microorganism into the receptacle. The method further includes placing into the receptacle (i) a slide coated with a hydrophobic material and (ii) a predetermined quantity of the antimicrobial agent to be tested. By observing the nonparaffinophilic hydrophobic microorganism growth or lack thereof on the slide, it can be determined whether the predetermined quantity of the antimicrobial agent is effective in inhibiting growth of the nonparaffinophilic hydrophobic microorganism on the slide. An associated apparatus is also disclosed.  This Patent expires on November 13, 2017.

U.S. Patent No. 5,981,210, Method for determining a presence or absence of a nonparaffinophilic hydrophobic microorganism in a body specimen by using a DNA extraction procedure and a novel DNA extraction procedure was granted in November 1999 with 17 claims. The method of the invention involves providing a first receptacle and a second receptacle. The first receptacle contains a sterile aqueous broth and the second receptacle contains an aqueous broth including a carbon source. The method then includes placing into the first receptacle a first support surface having a paraffin wax coating thereon and placing into the second receptacle a second support surface having a hydrophobic material coating thereon. A body specimen, such as sputum, is then introduced into each of the first and second receptacles. The presence of a nonparaffinophilic hydrophobic microorganism in the body specimen is determined by observing (i) a lack of microorganism growth on the paraffin coated material of the first support surface and (ii) a presence of microorganism growth on the hydrophobic material coating of the second support surface. The presence of the nonparaffinophilic hydrophobic microorganism can be further confirmed by performing a DNA extraction. An associated DNA extraction procedure is also provided. This Patent expires on November 13, 2017.

U.S. Patent No. 5,935,806, Method and apparatus for speciating and identifying MAI (Mycobacterium Avium Intracellulare) and testing the same for antibiotic sensitivity was granted in August 1999 with 3 claims. The patent describes a method of speciating and identifying MAI in a specimen comprises placing a paraffin coated slide in a receptacle containing a sterile aqueous solution inoculated with the specimen, analyzing the slide after exposure to the specimen to determine the presence or absence of atypical Mycobacteria, and after the analysis step, if atypical Mycobacteria are determined to be present, performing at least one speciation assay to ascertain if the atypical Mycobacteria are MAI. A related apparatus is also disclosed for speciating and identifying MAI in a specimen comprising a paraffin-wax coated slide, a tube having a sterile aqueous solution contained therein, the tube adapted to hold the slide, and at least one speciation assay means for performing an assay to determine the presence or absence of MAI in the specimen after the specimen is introduced into the tube holding the solution and the slide. An apparatus and method for determining the sensitivity of MAI to different antibiotics and dosages thereof is also provided. This Patent expired on October 24, 2009 for failure to timely pay maintenance fees.

U.S. Patent No. 5,882,920, Apparatus for determining the presence or absence of a paraffinophilic microorganism was granted in March 1999 with 4 claims. The patent describes a method of determining the presence of a paraffinophilic microorganism in a specimen taken from a patient. The method includes providing a receptacle containing an aqueous solution and adjusting the solution to mimic the in vivo clinical conditions of the patient. The method then further includes inoculating the solution with the specimen and then placing in the receptacle a paraffin coated slide to bait the paraffinophilic microorganism. The slide is then analyzed after exposure to the specimen to determine the presence or absence of the paraffinophilic microorganism. An associated apparatus is also disclosed. This Patent expires on November 9, 2015.

U.S. Patent No. 5,854,014, Apparatus for testing paraffinophilic microorganisms for antimicrobial sensitivity was granted in December 1998 with 2 claims. The patent describes an apparatus for determining the antimicrobial agent sensitivity of a paraffinophilic microorganism from a specimen obtained from a patient. The apparatus includes a receptacle containing an aqueous solution, an amount of antimicrobial agent to be tested and the specimen. The apparatus further consists of a paraffin coated slide placed into the receptacle. This Patent expired October 24, 2009 for failure to timely pay maintenance fees.

U.S. Patent No. 5,846,760, Method for determining a presence or absence of a nonparaffinophilic hydrophobic microorganism in a body specimen and an associated kit was granted in December 1998 with 15 claims. The method of the invention involves providing a first receptacle and a second receptacle. The first receptacle contains a sterile aqueous broth and the second receptacle contains an aqueous broth including a carbon source. The method then includes placing into the first receptacle a first support surface having a paraffin wax coating thereon and placing into the second receptacle a second support surface having a hydrophobic material coating thereon. A body specimen, such as sputum, is then introduced into each of the first and second receptacles. The presence of a nonparaffinophilic hydrophobic microorganism in the body specimen is determined by observing (i) a lack of microorganism growth on the paraffin coated material of the first support surface and (ii) a presence of microorganism growth on the hydrophobic material coating of the second support surface. An associated kit is also disclosed. This Patent expires on November 13, 2017

U.S. Patent No. 5,776,722, Method of testing a body specimen taken from a patient for the presence or absence of a microorganism and a further associated method and associated apparatus was granted in July 1998 with 40 claims. The patent describes a method of testing a body specimen taken from a patient for the presence or absence of a microorganism. A transport/isolator assembly is provided which includes a receptacle and a baiting assembly including a baiting section having disposed thereon a coating material. A baiting liquid and the body specimen are then introduced into the receptacle. The method further comprises securing the baiting assembly to the receptacle so that at least a portion of the coated section is introduced into the baiting liquid. The transport/isolator assembly containing the baiting liquid and the body specimen are then transported to a laboratory for subsequent observation of the coated section for growth or lack thereof of the microorganism. A further method of processing the body specimen and an associated isolator/transport assembly kit as well as an associated isolator/transport assembly are also disclosed. This Patent expires on September 25, 2017.

U.S. Patent No. 5,569,592, Apparatus for testing MAI (Mycobacterium Avium Intracellulare) for antimicrobial agent sensitivity was granted in October 1996 with 3 claims. The patent describes an apparatus for determining the sensitivity of MAI to different antimicrobial agents and dosages thereof is provided. The apparatus comprises a plurality of test tubes adapted to contain an amount of an antimicrobial agent to be tested and MAI complex organisms to be assayed and a separate paraffin coated slide adapted for placement in each of the test tubes. The growth of the MAI complex organisms on the slide can be used to determine the concentration of the antimicrobial agent necessary to resist MAI complex organism growth on the slide. An associated method is also disclosed. This Patent expires on October 29, 2013.

U.S. Patent No. 5,472,877, Apparatus for determining the presence or absence of MAI (Mycobacterium Avium Intracellulare) was granted in December 1995 with 6 claims. The patent describes a method of speciating and identifying MAI in a specimen comprises placing a paraffin coated slide in a receptacle containing a sterile aqueous solution inoculated with the specimen, analyzing the slide after exposure to the specimen to determine the presence or absence of atypical Mycobacteria, and after the analysis step, if atypical Mycobacteria are determined to be present, performing at least one speciation assay to ascertain if the atypical Mycobacteria are MAI. A related apparatus is also disclosed for speciating and identifying MAI in a specimen comprising a paraffin-wax coated slide, a tube having a sterile aqueous solution contained therein, the tube adapted to hold the slide, and at least one speciation assay means for performing an assay to determine the presence or absence of MAI in the specimen after the specimen is introduced into the tube holding the solution and the slide. An apparatus and method for determining the sensitivity of MAI to different antibiotics and dosages thereof is also provided. This Patent expires on December 5, 2012.

U.S. Patent No. 5,316,918, Method and apparatus for testing MAI (Mycobacterium Avium Intracellulare) for antimicrobial agent sensitivity was granted in May 1994 with 7 claims. The patent describes an apparatus and method for determining the sensitivity of MAI to different antimicrobial agents and dosages thereof is provided. The apparatus comprises a plurality of test tubes adapted to contain an amount of an antimicrobial agent to be tested and MAI complex organisms to be assayed and a separate paraffin coated slide adapted for placement in each of the test tubes. The growth of the MAI complex organisms on the slide can be used to determine the concentration of the antimicrobial agent necessary to resist MAI complex organism growth on the slide. An associated method is also disclosed. This Patent expires on May 31, 2011.

U.S. Patent No. 5,153,119, Method for speciating and identifying MAI (Mycobacterium Avium Intracellulare) was granted in October 1992 with 15 claims. The patent describes a method of speciating and identifying MAI in a specimen comprises placing a paraffin coated slide in a receptacle containing a sterile aqueous solution inoculated with the specimen, analyzing the slide after exposure to the specimen to determine the presence or absence of atypical Mycobacteria, and after the analysis step, if atypical Mycobacteria are determined to be present, performing at least one speciation assay to ascertain if the atypical Mycobacteria are MAI. A related apparatus is also disclosed for speciating and identifying MAI in a specimen comprising a paraffin-wax coated slide, a tube having a sterile aqueous solution contained therein, the tube adapted to hold the slide, and at least one speciation assay means for performing an assay to determine the presence or absence of MAI in the specimen after the specimen is introduced into the tube holding the solution and the slide. An apparatus and method for determining the sensitivity of MAI to different antibiotics and dosages thereof is also provided. This Patent expired on October 24, 2009.

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

Employees

We employ a total of 10 employees.

Report to Security Holders

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

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to provide risk factors.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

As of February 1, 2010, we lease approximately 3,235 square feet at 2776 University Drive, Coral Springs, Florida.  Our offices are comprised of a reception area, conference room, and 5 offices.  Our offices are adequate for our current needs. Our lease term is for a period of 3 years with renewable lease options to extend the lease term. We pay monthly rent of $8,287, with the first two months of our second year rent being free.

Item 3.  Legal Proceedings

On August 18, 2006, ReceptoPharm was named as a defendant in Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.: 18247/06 (New York Supreme Court, Queens County).  The original proceeding claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and shareholder and several corporations that she claims to own, the sum of $118,928 plus interest and counsel fees on a series promissory notes that were allegedly executed in 2001 and 2002.  On August 23, 2007, the Queens County New York Supreme Court issued a decision denying Plaintiffs motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes.  On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims seeking damages of no less than $768,506 on their claims that in or about June 2004 ReceptoPharm breached its fiduciary duty to the Plaintiffs as shareholders of ReceptoPharm by wrongfully canceling certain of their purported ReceptoPharm share certificates.

In late 2009, Plaintiffs filed a motion seeking to further amend their complaint alleging that ReceptoPharm violated Plaintiffs contractual and statutory rights by cancelling additional share certificates and failing to permit the Plaintiffs to exercise dissenting shareholder rights with respect to those share certificates.

The Plaintiffs were seeking an additional 1,214,800 Receptopharm shares. The damages associated with the Plaintiff’s claims could rise as the result of increases in the Company’s share price as the Receptopharm shares may be convertible into the Company’s common shares.

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes.  In addition, Receptopharm has opposed the Plaintiffs' recent motion to amend and the motion is currently pending before the Court.  Discovery in this matter is ongoing. The Company intends to vigorously contest this matter.

Item 4.  Removed and Reserved

PART II

Item 5.  Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the over-the-counter bulletin board under the trading symbol "NPHC." The following table sets forth the high and low bid prices for each quarter within the last two fiscal years.

	2008 Fiscal Year		2009 Fiscal Year
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$0.05	$0.02	$0.03	$0.01
Second Quarter	$0.06	$0.03	$0.05	$0.02
Third Quarter	$0.05	$0.03	$0.99	$0.02
Fourth Quarter	$0.04	$0.02	$0.85	$0.27

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

Holders

As of March 31, 2010, based upon records obtained from our transfer agent, there were 315 holders of record of our common stock. Our transfer agent records does not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

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

Equity Compensation Plan Information

Securities authorized per issuance under Equity Compensation Plans as of December 31, 2009.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	N/A

Equity compensation plans not approved by security holders	3,000,000	$0.25	10,755,000
Total	3,000,000	$0.25	10,755,000

The figures contained in the above chart are composed of our 2003 and 2007 Employee /Consultant Stock Compensation Plans and option agreements we have with a corporate entity and our former Chairman of the Board/Executive Chairman, as follows:

2003 Plan
On December 3, 2003, our Board of Directors approved the Employee/Consultant Stock Compensation Plan (the "2003 Plan").  The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock.  The maximum number of shares of common stock that may be issued under the 2003 Plan is 2,500,000. As of December 31, 2009, we had issued a total of 2,495,000 shares under the 2003 Plan.

2007 Plan
On June 6, 2007, our Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the "2007 Plan").  The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock.  The maximum number of shares of common stock that may be issued under the 2007 Plan is 25,000,000.  As of December 31, 2009, we had issued a total of 14,250,000 shares under the 2007 Plan.

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

Five Year Option to Doherty & Company, LLC
On June 1, 2005, we retained Doherty & Company, LLC (“Doherty & Company”), to provide the services of Michael Doherty as our Executive Chairman and Chairman of the Board. Concurrently, we also retained Doherty & Company to act as our agent in connection with prospective private capital-raising activities. On April 1, 2006, we and Mr. Doherty entered into a termination agreement whereby Mr. Doherty agreed to resign his position as our Chairman of Board and Executive Chairman. Upon the effectiveness of the termination agreement on June 1, 2006, we issued a five-year option to Mr. Doherty to purchase 2,000,000 shares of common stock at an exercise price of $.27 per share. The option vested immediately on the date of grant.

Recent Sales of Unregistered Securities

From January 1 through August 31, 2009, we completed private placements of restricted shares of our common stock, whereby we sold an aggregate of 10,575,000 shares at a price per share of $0.025.  We received proceeds of $264,375 in connection with the sale of these shares.  We also granted one (1) warrant for each share sold which gives the investor the right to purchase one (1) additional share until December 31, 2012 at an exercise price of $0.10 per share.

From September 1 through December 31, 2009, we completed private placements of restricted shares of our common stock, whereby we sold an aggregate of 34,948,750 shares at a price per share of $0.08. We received proceeds of $2,795,900 in connection with the sale of these shares.

We did not repurchase any of our securities during our 2009 Fiscal Year nor have we done so since our inception.

Item 6.  Selected Financial Data

As a Smaller Reporting Company, we are not required to provide information required by Item 6.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applied on a consistent basis.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements.  In general, management’s estimates are based on historical experience, information from third party professionals, and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management under different and/or future circumstances.

We believe that our critical accounting policies and estimates include revenue recognition, accounts receivable and allowance for doubtful accounts, inventory obsolescence, accounting for long-lived assets and accounting for stock based compensation.

Revenue Recognition:  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  Provision for sales returns will be estimated based on the Company's historical return experience.  Revenue is presented net of returns.

Accounts Receivable and Allowance for Doubtful Accounts:  Our accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  There was no allowance for doubtful accounts at December 31, 2009 as all accounts receivable were collected subsequent to year-end.

Inventory Obsolescence:  Inventories are valued at the lower of cost or market value using the average cost method.  We periodically perform an evaluation of inventory for excess and obsolete items.  At December 31, 2009, our inventory consisted entirely of raw materials that are utilized in the manufacturing of finished goods.  These raw materials generally have expiration dates in excess of 10 years.  We performed an evaluation of our inventory and determined that at December 31, 2009, there were no obsolete or excess items.

Long-Lived Assets:  The carrying value of long-lived assets is reviewed annually and on a regular basis for the existence of facts and circumstances that may suggest impairment.  If indicators of impairment are present, we determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount.  If less, we measure the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the impaired assets.  As of December 31, 2009, we recorded an impairment charge of $150,000 related to a note receivable from an unrelated corporation.  We do not believe there to be any other impairments of long-lived assets as of December 31, 2009.  We did not record any impairment charges during the year ended December 31, 2008.

Stock Based Compensation:  We record stock based compensation in accordance with FASB ASC 718, Stock Compensation.  FASB ASC 718 requires that the cost resulting from all share-based transactions be recorded in the financial statements over the respective service periods.  It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees.  FASB ASC 718 also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Results of Operations

Comparison of Years Ended December 31, 2008 and 2009

Sales for the year ended December 31, 2009 were $618,010 compared to $4,045 for the comparable period in 2008.  Of the total sales in 2009, $583,955 was related to sales of Cobroxin.  The remaining sales were generated from the provision of clinical research services to independent third parties.  These clinical research services were performed by our wholly owned subsidiary, ReceptoPharm.  Sales for the comparable period in 2008 were attributable to the sale of test kits by our wholly-owned subsidiary, Designer Diagnostics.  We did not sell any test kits in the year ended December 31, 2009.

Cost of sales for the year ended December 31, 2009 was $278,944.  Cost of sales includes the direct costs associated with the manufacturing of Cobroxin.  Our gross profit margin for the year ended December 31, 2009 was $339,066 or 54.9%.

General and administrative expenses increased $719,144 or 49.0% from $1,480,002 for the year ended December 31, 2008 to $2,199,146 for the year ended December 31, 2009.  Our general and administrative expenses include stock based compensation expense which increased $113,250 or 22.7% from $500,000 for the year ended December 31, 2008 to $613,250 for the year ended December 31, 2009.  The remaining increase in general and administrative expenses is attributable to an overall increase in consulting related expenses and because our general and administrative expenses in 2008 only include ReceptoPharm’s expenses from April 10 through December 31.

Research and development expenses incurred by ReceptoPharm decreased $7,232 or 3.1% from $229,790 for the year ended December 31, 2008 to $222,558 for the year ended December 31, 2009.  Our research expenses are related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound, RPI-78.  Also included in research and development expenses are certain costs related to the commercialization of our Cobroxin products.

Interest expense increased $11,448 or 20.0% from $57,555 for the year ended December 31, 2008 to $69,003 for the comparable period in 2009.  This increase was attributable to an increased level of indebtedness related to loans made to us by our Chief Executive Officer during the year.

We incurred a net loss of $2,301,641 for the year ended December 31, 2009 compared to a net loss of $4,162,108 for the comparable period in 2008.  The increase in net loss is primarily attributable to an overall increase in general and administrative expenses, including stock based compensation as discussed above.

Liquidity and Capital Resources

Our independent registered public accounting firm noted in their report on our consolidated financial statements for the year ended December 31, 2009 that our significant losses from operating and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our consolidated financial statements for the year ended December 31, 2009, we have experienced significant losses from operations totaling $4,162,108 and $2,301,641 for the years ended December 31, 2008 and 2009, respectively and had an accumulated deficit of $26,572,843 for the period from our inception to December 31, 2009.  We had working capital and stockholders’ deficits at December 31, 2009 of $1,165,622 and $1,144,450, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

Historically, we have relied upon loans from our Chief Executive Officer Rik Deitsch, to fund costs associated with our operations.  These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand.  During 2009, we borrowed  $546,530 from Mr. Deitsch and repaid him $709,663 and at December 31, 2009, we owed Mr. Deitsch $1,151,361.  Included in this amount is $211,119 of accrued interest.

During the year ended December 31, 2009, we raised a total of $3,060,275 through private placements of shares of our common stock.  Of the total, $2,795,900 was raised through the sale of 34,948,750 shares at a price per share of $0.08 and $264,375 was raised through the sale of 10,575,000 shares at a price per share of $0.025.

We expect to utilize the proceeds from these private placements to manufacture Cobroxin, conduct additional research and clinical trials for ReceptoPharm’s leading drug candidate, RPI-78, and reduce our debt level.  We estimate that we will require approximately $1,600,000 to fund our existing operations and the operations of our subsidiaries ReceptoPharm and Designer Diagnostics over the next twelve months.  These costs include: (i) compensation for ten (10) full-time employees; (ii) compensation for two (2) consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

•	Biotechnology industry related litigation is substantial and may continue to rise, leading to greater costs and unpredictable litigation.

•	If we fail to comply with extensive legal/regulatory requirements affecting the healthcare industry, we will face increased costs, and possibly penalties and business losses.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

•	An obligation under a guarantee contract.

•	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets.

•	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.  We have no investments in market risk sensitive instruments or in any other type securities.

Item 8.  Financial Statements and Supplementary Data

The information required by this item begins on page F-1 and is attached hereto and incorporated herein by reference. The index to our annual financial statements as of and for the years ended December 31, 2009 and 2008 can be found under Item 15.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2009, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2009, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on  that  evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2009 and that as of the evaluation date, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2009, our  management concluded that its  material weaknesses in its internal controls over financial reporting include matters pertaining to: (a) lack of separation of function in the roles of a Chief Executive Officer and Chief Financial Officer; (b) lack of qualified accounting personnel; and (c) need to enhance the supervision, monitoring and reviewing of financial statement preparation processes.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 and concluded that it is ineffective because of the material weaknesses in our internal control over financial reporting described above.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information
In conjunction with Item 9A above (Evaluation of Internal Controls over Financial Reporting), since March 2008 we have interviewed several qualified candidates for the position of Chief Financial Officer; however, we have been unable to come to acceptable terms with any such candidate to become our Chief Financial Officer. We will continue our efforts to hire a qualified Chief Financial Officer on acceptable terms.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

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

Listed below are our executive officers and directors as of December 31, 2009

Name	Age	Position with the Company	Director Since
Rik J. Deitsch	42	Chairman, President, Chief Executive Officer, and Chief Financial Officer	2002

Stewart Lonky, M.D.	63	Director (1)	2004

Paul F. Reid	46	Director	April 2008

Harold H. Rumph	79	Director	April 2008

Garry R. Pottruck	54	Director (1)	July 2009

(1)	Dr. Lonky and Mr. Pottruck are members of our Audit Committee and Compensation Committee.

Rik J. Deitsch has been our President, Chief Executive Officer, Chief Financial Officer, and a Director since November 7, 2002 and our Chairman of the Board from December 15, 2003 until June 1, 2005 and from April 1, 2006 to present. On August 27, 2009, Mr. Deitsch was elected as a director of Xtreme Geen Products Inc. From February 1998 through November 2002, Mr. Deitsch served as the President of NDA Consulting Inc., a biotechnology research group that provided consulting services to the pharmaceutical industry. In October 1999, Mr. Deitsch founded Wellness Industries, a private corporation that provides formulations, research and education in the dietary supplement industry. Mr. Deitsch received a B.S. in Chemistry and an M.S. in Biochemistry from Florida Atlantic University in June 1997 and December 1999, respectively. Throughout 1999 and 2000, he conducted research for the Duke University Medical School Comprehensive Cancer Center. Mr. Deitsch is an adjunct professor and teaches several courses for Florida Atlantic University's College of Business and Continuing Education Department. Mr. Deitsch has been the Chairman of Waiora's Scientific Advisory Board since April 2004. Waiora develops and markets natural, science-based dietary supplements and personal care products that provide healthy aging solutions.

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

Paul F. Reid, PhD became our Director on April 10, 2008 when ReceptoPharm became our wholly owned subsidiary. From June 2001 to present, Paul F. Reid, PhD has been the Chief Executive Officer of ReceptoPharm, our wholly owned subsidiary as of April 10, 2008. From August 1996 to April 2001, Dr. Reid was the Head of Scientific Affairs for Biotherapeutics,, Inc., a biotechnology company located in Fort Lauderdale, Florida. In 1987, Dr. Reid received a Bachelor of Arts Degree in Microbiology from Trinity College in Dublin, Ireland. In 1993, Dr. Reid received a PhD Degree in Neurobiochemtistry from the Imperial College in London, England.

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

Garry Pottruck became our director and Chairman of our Audit and Compensation Committees after our December 31, 2008 year end, on July 29, 2009. Since October 2005, he has been a Principal in the accounting and consulting firm, Argy, Wiltse & Robinson, PC (“Argy”), headquartered in McLean, Virginia. From July 1997 through October 2005, he was managing partner in the certified public accounting firm, Friedberg & Pottruck, PA, located in Deerfield Beach, Florida until that firm was acquired by Argy. Friedberg & Pottruck specialized in providing accounting, tax and consulting services to physician practices. Mr. Pottruck held financial executive positions with several companies, both public and private, from 1984 through 1994, including more than three years as Chief Accounting Officer/Controller at Scopas Technology Company, Inc., a NASDAQ listed, development stage biotechnology research and development organization. Prior to 1984, Mr. Pottruck worked for public accounting firms after graduating with a B.S. Degree in Accounting from the C.W. Post School of Professional Accountancy at Long Island University in 1979. He is currently a member of both the Florida and American Institutes of Certified Public Accounting, and is licensed as a Certified Public Accountant in both Missouri and Florida.

Legal Proceedings

On September 4, 2009, our Director, Paul Reid, filed for personal bankruptcy under Chapter 13 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida.  The Court approved the bankruptcy plan on January 13, 2010.

Apart from our Director, Paul Reid, our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

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

 Section 16(a) Compliance of Officers and Directors

As of April 14, 2010, based on our review of Forms 3, 4, 5, and Schedule 13D furnished to us during the last fiscal year, all of our officers and directors filed the required reports with the exception of the following: (a) Paul Reid filed delinquent Forms 3 and 4 on April 5, 2010 and April 9, 2010, respectively; and (b) former Director Stanley Cherelstein has failed to file Form 5.

Corporate Governance

a. Committees

(i) Audit Committee

On November 5, 2004, our Board of Directors established an Audit Committee. We do not have an audit committee charter. Mr. Pottruck became the Chairman/Member of the Audit Committee as of July 29, 2009. Dr. Lonky also serves on the Audit Committee. Mr. Cherelstein, who resigned as our Director on July 29, 2009, was previously the Chairman of the Audit Committee and our audit committee financial expert. During our 2009 Fiscal Year, our Audit Committee met one time, on April 14 2010, in connection with our 2009 Fiscal Year audit, at which time the audit committee reviewed the audited financial statements and related notes.  The Audit Committee addresses any questions it has to our Board members and officers, and our principal independent accountants.

 (ii) Compensation Committee

On November 5, 2004, our Board of Directors established a Compensation Committee. We do not have a Compensation Committee Charter. Dr. Lonky serves on our Compensation Committee and Mr. Pottruck became our Compensation Committee’s Chairman as of July 29, 2009. Prior to his resignation on July 29, 2009, Mr. Cherlestein was our Compensation Committee Chairman. During our 2009 Fiscal year, our Compensation Committee met four times on October  27, 2009, December 2, 2009, December 16, 2009, and December 18, 2009. Our Compensation Committee reviews all salaries, expenses, stock plans, and other compensation paid to our officers, directors, consultants, and others. Our Compensation Committee has not adopted any specific processes or procedures for considering executive and director compensation.

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

b. Shareholder Communications

Our Board of Directors does not have any defined policy or procedure requirements for our stockholders to send communications to our Board of Directors, including submission of recommendations for nominating directors. We have not yet adopted a process for our security holders to communicate with our Board of Directors because we have not sufficiently developed our operations and corporate governance structure. We have a toll-free number at (877) 895-5647 available on our website for our shareholders to contact us.

c. Board of Director Meetings

We had four Board of Directors meetings during our 2009 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d. Annual Shareholder Meetings

We held no annual shareholder meeting during 2009.

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

Item 11.  Executive Compensation

The following table summarizes compensation information for the last two fiscal years for (i) our Chief Executive Officer and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as our executive officers at the end of the fiscal year (collectively, the "Named Executive Officers").

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rik Deitsch	2009	130,000	—	—	—	—	—	—	130,000
Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board	2008	130,000	—	125,000	—	—	—	—	255,000

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2009.

DIRECTOR COMPENSATION

	Fees Earned or Paid in	Stock	Option	Non-Equity Incentive Plan	Nonqualified Deferred Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)(1)	($)	($)	($)	($)	($)

Rik Deitsch

Stewart Lonky

Garry Pottruck		75,000					75,000

Paul F. Reid

Harold H. Rumph

(1)	The common stock award to Director Pottruck was granted on July 29, 2009.

Director Compensation

There are no standard arrangements to which directors are compensated for services provided to us. Should we obtain adequate funding or sufficient revenues to justify standard arrangements for director compensation, we will consider whether to adopt such a compensation plan.

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2009 to any executive officer or director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of March 31, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 272,925,232 shares issued and outstanding as of March 31, 2010.

Security Ownership of Management and Beneficial Owners

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Rik J. Deitsch Chief Executive Officer/President 2776 University Drive Coral Springs, Florida 33065	54,500,000	20.0%

Dr. Stewart Lonky Director 1158 Chautaqua Boulevard Pacific Palisades, California 90272	700,000	0.3%

Paul F. Reid Director 1537 NW 65th Ave Plantation, FL 33313	0	0.0%

Harold Rumph Director 1537 NW 65th Ave Plantation, FL 33313	4,200,000	1.5%

Garry Pottruck 10768 NW 18 Court Coral Springs, Florida 33071	2,550,000	0.9%
All executive officers and directors as a group (5) persons	61,950,000	22.7%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Loans by our Chief Executive Officer to Us
The balance owed to our President, Rik Deitsch, at December 31, 2007 was $1,944,414, which includes accrued interest of $105,039.  This demand loan is unsecured and bears interest at a rate of 4.0%.

On March 14, 2008, our Board of Directors approved an offer made by Mr. Deitsch to discharge $1,200,000 of his outstanding loan to us in exchange for 48,000,000 shares of restricted common stock.  The price per share in this loan conversion was the fair market value of the common shares on the date of the exchange which was $0.025.

During the year ended December 31, 2008, we borrowed an additional $464,000 from Mr. Deitsch.  The balance owed to him at December 31, 2008 was $1,255,448, which includes accrued interest of $152,073.

During the year ended December 31, 2009, we borrowed an additional $546,530 from Mr. Deitsch and repaid him $709,663, bringing the total amount owed to Mr. Deitsch to $1,151,361 at December 31, 2009.  Included in the amount owed to Mr. Deitsch is $211,119 of accrued interest.

After December 31, 2009, we repaid $100,000 of a loan due to Mr.  Deitsch.  As a result of this repayment, as of March 31, 2010, we owe Mr. Deitsch $1,062,306.

Debt owed to ReceptoPharm’s President
In addition, at December 31, 2009, we were indebted to Paul Reid, the President of our wholly-owned subsidiary, ReceptoPharm, in the amount of $101,024.  This amount includes accrued interest of $21,197.  This loan is due on demand and bears interest at a rate of 5% per annum.  The loan is secured by certain intellectual property of ReceptoPharm.

Director Independence
Our common stock is quoted on the OTC Bulletin Board; that trading medium does not have director independence requirements. Under Item 407(a) of Regulation S-K, we have adopted the definition of independence used by the American Stock Exchange, which may be found in the American Stock Exchange Company guide at (s) 121(A)(2) (2007). This definition states that our Board of Directors must affirmatively determine whether any of our directors have a relationship that would interfere with the exercise of independent judgment in carrying out their responsibilities of a director. Based on this definitional standard, our Board of Directors has determined that Directors Pottruck and Lonky are our independent directors.

Item 14. Principal Accountant Fees and Services

Audit Fees
On February 24, 2005, we engaged the firm of Stark Winter Schenkein & Co., as our new principal independent accountant to audit our financial statements until December 18, 2009, at which time we engaged Kingery and Crouse, P.A. During our 2008 fiscal year, we paid Stark Winter Schenkein & Co. audit fees of $22,000 and fees for the review of form 10-Q and the financial statements contained therein of $10,500.  During  our 2009 fiscal year, we paid Stark Winter Schenkein & Co. $11,000 for review of our Forms 10-Q and financial statements contained therein.   During 2009 we also paid Stark Winter Schenkein & Co., $14,000 in audit fees related to our subsidiary ReceptoPharm, Inc. We estimate that we will pay Kingery and Crouse, P.A. audit fees of $30,000  relative to our 2009 fiscal year audit.

Tax Fees
No such fees were paid to Stark Winter Schenkein & Co. or Kingery & Crouse, P.A. in 2008 or 2009.

All Other Fees
No such fees were paid to Stark Winter Schenkein & Co. or Kingery and Crouse, P.A. in 2008 or 2009.

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

20.3 License Agreement between Bio-Therapeutics, Inc. and Nutra Pharma Corp (incorporated by reference from Form 10-KSB for the period ending December 31, 2003)

20.4 Amendment to License Agreement between Bio-Therapeutics, Inc. and Nutra Pharma Corp (incorporated by reference from Form 10-KSB for the period ending December 31, 2003)

14.1	Code of Ethics (incorporated by reference from Report on Form 10-K/A filed on May 7, 2004).

20.3	License Agreement between Bio-Therapeutics, Inc. and Nutra Pharma Corp (incorporated by reference from Form 10-KSB for the period ending December 31, 2003)

20.4	Amendment to License Agreement between Bio-Therapeutics, Inc. and Nutra Pharma Corp (incorporated by reference from Form 10-KSB for the period ending December 31, 2003)

21.1	Subsidiaries of the Registrant, Nutra Pharma Corp.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch	Chairman of the Board,President, Chief Executive Officer, Principal Financial Officer,	April 15, 2010
Rik J. Deitsch	Principal Accounting Officer

/s/ Garry R. Pottruck	Director	April 15, 2010

/s/ Stewart Lonky	Director	April 15, 2010
Stewart Lonky

/s/ Paul F. Reid	Director	April 15, 2010
Paul Reid

/s/ Harold H. Rumph	Director	April 15, 2010
Harold H. Rumph

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Nutra Pharma Corp.

We have audited the accompanying consolidated balance sheets of Nutra Pharma Corp. as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Nutra Pharma Corp. as of December 31, 2008 and 2009, and results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred significant losses from operations and has working capital and Stockholder deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kingery & Crouse PA

Kingery & Crouse P.A.
Certified Public Accountants
Tampa, Florida
April 15, 2010

NUTRA PHARMA CORP.
Consolidated Balance Sheets
As of December 31,

	2008	2009

ASSETS
Current assets:
Cash	$50,910	$802,875
Accounts receivable	-	239,583
Inventory	10,770	165,786
Prepaid expenses	27,468	23,290
Total current assets	89,148	1,231,534

Property and equipment, net	9,941	12,369
Other assets	8,133	8,803
TOTAL ASSETS	$107,222	$1,252,706

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$156,399	$104,223
Accrued expenses	849,856	960,548
Due to officers	1,557,301	1,252,385
Other loans payable	100,000	80,000
Total current liabilities	2,663,556	2,397,156

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
211,276,482 and 270,425,232 shares issued and outstanding, respectively	211,277	270,426
Additional paid-in capital	21,503,591	25,157,967
Accumulated deficit	(24,271,202)	(26,572,843)
Total stockholders' deficit	(2,556,334)	(1,144,450)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$107,222	$1,252,706

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
Consolidated Statements of Operations
Years Ended December 31,

	2008	2009
Sales	$4,045	$618,010

Cost of sales	1,057	278,944
Gross profit	2,988	339,066
Costs and expenses:
General and administrative - including stock based
compensation of $500,000 and $613,250	1,480,002	2,199,146
Research and development	229,790	222,558
Impairment of note receivable	-	150,000
Purchased research and development	2,397,749	-
Interest expense	57,555	69,003
Total costs and expenses	4,165,096	2,640,707
Net loss	$(4,162,108)	$(2,301,641)
Per share information - basic and diluted:
Loss per common share	$(0.03)	$(0.01)

Weighted average common shares outstanding	164,732,760	230,479,684

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2008 and 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance -January 1, 2008	81,895,682	$81,896	$18,074,472	$(20,109,094)	$(1,952,726)

Issuance of shares subscribed for at December 31, 2007	4,800,000	4,800	(4,800)	-	-
Issuance of common stock for repayment of loan - $0.025 per share	48,000,000	48,000	1,152,000	-	1,200,000
Issuance of common stock in exchange for services - $0.025 to $0.03 per share	19,500,000	19,500	480,500	-	500,000
Common shares issued for cash -$0.025 per share	32,340,000	32,340	776,160	-	808,500
Issuance of common stock in connection with acquisition of Receptopharm	30,000,000	30,000	1,020,000	-	1,050,000
Reclass shares subscribed for but not yet issued - Receptopharm	(5,259,200)	(5,259)	5,259	-	-
Net loss	-	-	-	(4,162,108)	(4,162,108)
Balance - December 31, 2008	211,276,482	211,277	21,503,591	(24,271,202)	(2,556,334)

Common shares issued for cash -$0.025 to $0.08 per share	45,523,750	45,524	3,014,751	-	3,060,275
Exercise of warrants at $0.10	400,000	400	39,600	-	40,000
Issuance of common stock in exchange for services - $0.02 to $0.54 per share	12,825,000	12,825	600,425	-	613,250
Issuance of common stock in connection with acquisition of Receptopharm	400,000	400	(400)	-	-
Net loss	-	-	-	(2,301,641)	(2,301,641)
Balance - December 31, 2009	270,425,232	$270,426	$25,157,967	$(26,572,843)	$(1,144,450)

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Years Edned December 31,

	2008	2009

Cash flows from operating activities:
Net loss	$(4,162,108)	$(2,301,641)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	6,394	5,818
Stock-based compensation	500,000	613,250
Purchased research and development	2,397,749	-
Non cash interest expense	57,555	59,046
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	(239,583)
Decrease (increase) in inventory	655	(155,016)
Decrease (increase) in prepaid expenses	(17,518)	4,178
Decrease (increase) in other assets	-	(670)
Increase (decrease) in accounts payable	(39,279)	(52,176)
Increase (decrease) in accrued expenses	280,458	110,692
Net cash (used in) operating activities	$(976,094)	$(1,956,102)

Cash flows from investing activities:
Cash acquired in acquisition of Receptopharm	40,444	-
Acquisition of property and equipment	-	(8,246)
Loan to Receptopharm	(300,000)	-
Net cash (used in) investing activities	$(259,556)	$(8,246)

Cash flows from financing activities:
Common stock issued for cash	808,500	3,100,275
Repayment of notes payable	-	(20,000)
Repayment of stockholder loans	(108,750)	(910,492)
Loans from stockholders	464,000	546,530
Net cash provided by financing activities	$1,163,750	$2,716,313
Net increase (decrease) in cash	(71,900)	751,965
Cash - beginning of period	122,810	50,910
Cash - end of period	$50,910	$802,875

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Settment of debt with common stock	$1,200,000	$-
Common shares issued in conjunction with the acquisition
of Receptopharm	$1,050,000	$-

See the accompanying notes to the financial statements.

NUTRA PHARMA CORP.
Notes to Consolidated Financial Statements
December 31, 2008 and 2009

1.           BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nutra Pharma Corp. ("Nutra Pharma" or "the Company") is a holding company that owns intellectual property and operations in the biotechnology industry.  Nutra Pharma incorporated under the laws of the state of California on February 1, 2000, under the original name of Exotic-Bird.com.  The Company was in the development stage through September 30, 2009.

Through its wholly-owned subsidiaries ReceptoPharm, Inc. (“ReceptoPharm”)and Designer Diagnostics Inc., the Company conducts drug discovery research and development activities.  In October 2009, the Company launched its first consumer product called Cobroxin, an over-the-counter pain reliever designed to treat moderate to severe chronic pain.

Basis of Presentation

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations of $4,162,108 and $2,301,641 for the years ended December 31, 2008 and 2009, and has an accumulated deficit of $26,572,843 at December 31, 2009.  In addition, the Company had working capital and stockholders’ deficits at December 31, 2009 of $1,165,622 and $1,144,450.

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

The Company is pursuing additional financing for its operations and seeking additional investments.  In addition, the Company is seeking to expand its revenue base.  Failure to secure such additional financing or to raise additional equity capital and to establish a revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Nutra Pharma and its wholly-owned subsidiaries Designer Diagnostics Inc. and ReceptoPharm. The accounts of ReceptoPharm have been consolidated from April 16, 2008, to December 31, 2009 (see Note 2).

All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense.  Significant estimates include the recoverability of long-lived assets and the fair value of stock-based compensation.  Actual results could differ from those estimates.

NUTRA PHARMA CORP.
Notes to Consolidated Financial Statements
December 31, 2008 and 2009

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  There was no allowance at December 31, 2009 as substantially all accounts receivable were collected subsequent to year end.

Inventories

Inventories are valued at the lower of cost or market on an average cost basis and consist primarily of raw materials.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008 and 2009.  The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values.  These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, loans payable and due to officers.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

 As of December 31, 2009 and 2008, and periodically throughout such years, balances in various operating accounts exceeded federally insured limits.  The Company has not experienced any losses in such accounts.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

Property and Equipment

Property and equipment is recorded at cost.  Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 3 – 7 years.

NUTRA PHARMA CORP.
Notes to Consolidated Financial Statements
December 31, 2008 and 2009

Property, plant, and equipment consists of the following at December 31,

	2008	2009
Computer equipment	$7,114	$11,950
Automobiles	7,500	-
Furniture & fixtures	11,562	11,562
Lab equipment	11,272	14,682
Office equipment - other	2,630	2,630
Leasehold improvements	67,417	67,417
	107,495	108,241
Less accumulated depreciation	(97,554)	(95,872)

Net property, plant, and equipment	$9,941	$12,369

Long Lived Assets

The carrying value of long-lived assets is reviewed annually and on a regular basis for the existence of facts and circumstances that may suggest impairment.  If indicators of impairment are present, we determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount.  If less, the Company measures the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the from the impaired assets. We believe the carrying values of our long-lived assets were not impaired as of December 31, 2008 and 2009.

Research and Development

Research and development is charged to operations as incurred.

Segment Information

The Company follows Financial Accounting Standards Board (FASB) ASC 280-10, Segment Reporting.  Under ASC 280-10, certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance.  The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company computes income taxes in accordance with FASB ASC Topic 740, Income Taxes.  Under ASC-740, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

NUTRA PHARMA CORP.
Notes to Consolidated Financial Statements
December 31, 2008 and 2009

Beginning January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FASB ASC 740-10).  The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Stock-Based Compensation

The Company records stock based compensation in accordance with FASB ASC 718, Stock Compensation.  FASB ASC 718 requires that the cost resulting from all share-based transactions be recorded in the financial statements over the respective service periods.  It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees.  The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share.  Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share.

Recent Accounting Pronouncements

The following Accounting Standards Codification Updates have been issued, or will become effective, after the end of the period covered by these financial statements:

Pronouncement	Issued	Title
ASU No. 2009-13	October 2009	Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force

ASU No. 2009-14	October 2009	Software (Topic 985): Certain Revenue Arrangements That Include Software Elements - a consensus of the FASB Emerging Issues Task Force

ASU No. 2009-15	October 2009	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

ASU No. 2009-16	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers and Financial Assets.

ASU No. 2009-17	December 2009	Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

ASU No. 2010-01	January 2010	Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash - a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-02	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification

NUTRA PHARMA CORP.
Notes to Consolidated Financial Statements
December 31, 2008 and 2009

ASU No. 2010-03	January 2010	Extractive Activities - Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures

ASU No. 2010-04	January 2010	Accounting for Various Topics: Technical Corrections to SEC Paragraphs

ASU No. 2010-05	January 2010	Compensation - Stock Compensation (Topic718): Escrowed Share Arrangements and the Presumption of Compensation

ASU No. 2010-06	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

ASU No. 2010-07	January 2010	Not-for-Profit Entities (Topic 958): Not-for-Profit Entities - Mergers and Acquisitions

ASU No. 2010-08	February 2010	Technical Corrections to Various Topics

ASU No. 2010-09	February 2010	Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements

ASU No. 2010-10	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds

ASU No. 2010-11	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our consolidated financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our consolidated financial statements.

At its meeting on March 18, 2010, the FASB's Emerging Issues Task Force reached a consensus on five Issues. If the consensuses are ratified by the FASB at its meeting on March 31, 2010, the related Accounting Standards Codification Updates will become authoritative accounting guidance. None of the consensuses address issues that have a material effect on our consolidated financial statements.

2.  ACQUISITION OF RECEPTOPHARM

On December 12, 2003, the Company entered into an acquisition agreement (the “Agreement”), whereby it agreed to acquire up to a 49.5% interest in ReceptoPharm,  a privately held biopharmaceutical company based in Ft. Lauderdale, Florida.  ReceptoPharm is engaged in the research and development of proprietary therapeutic proteins for the treatment of several chronic viral, autoimmune and neuro-degenerative diseases.

Pursuant to the Agreement, the Company acquired its interest in ReceptoPharm’s common equity for $2,000,000 in cash, which equates to a purchase price of $0.45 per share.  ReceptoPharm intends to use such funds to further research and development, which could significantly impact future results of operations.

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

NUTRA PHARMA CORP.
Notes to Consolidated Financial Statements
December 31, 2008 and 2009

For accounting purposes, the Company through March 31, 2007, had been treating its capital investment in ReceptoPharm as a vehicle for research and development.  Because the Company is solely providing financial support to further the research and development of ReceptoPharm, such amounts were being charged to expense as incurred by ReceptoPharm. ReceptoPharm had no ability to fund these activities and was dependent on the Company to fund its operations.  In these circumstances, ReceptoPharm was considered a variable interest entity and had been consolidated. The creditors of ReceptoPharm did not have recourse to the general credit of the Company.

Effective in April 2007 the Company ceased advancing funds to ReceptoPharm and had no further commitment to fund them.  As such, the Company deconsolidated ReceptoPharm from its financial statements at June 30, 2007.  This deconsolidation resulted in a gain of $1,081,095.  This gain resulted from the Company reversing the net losses of ReceptoPharm included in its consolidated financial statements and writing off the balance of its investment in ($2,000,000) and advances to ($975,000) ReceptoPharm as discussed above as they were deemed to be impaired at June 30, 2007.

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

Had the acquisition of Receptopharm taken place at January 1, 2008 the unaudited consolidated results of operations would have been as follows:

NUTRA PHARMA CORP.
Notes to Consolidated Financial Statements
December 31, 2008 and 2009

2008
Revenue	$4,045
Net loss	$4,400,389
Net loss per share	$(0.03)

As of December 31, 2009, the Company had issued a total of 25,140,800 shares of its common stock in exchange for 6,285,200 shares of Receptopharm.

3.  INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis.  At December 31, 2009, inventory of $165,786 consisted entirely of raw materials that are used in the production of the Company’s finished goods.  We did not have inventory at December 31, 2008.

4.  IMPAIRMENT OF NOTES RECEIVABLE

During 2009, the Company advanced $150,000 to an unrelated business pursuant to a promissory note.  As of December 31, 2009, the note was fully reserved, resulting in a $150,000 charge to operations.

5.  ACCRUED EXPENSES

Accrued expenses consist of the following:

At December 31,	2008	2009
Accrued payroll	$583,500	$656,690
Accrued legal	196,057	196,057
Other accrued expenses	70,299	107,801
Total	$849,856	$960,548

6.  DUE TO OFFICERS AND STOCKHOLDERS

Officer Loans

The balance owed to the Company’s President Rik Deitsch at December 31, 2007 was $1,944,414 which includes accrued interest of $105,039.  This demand loan is unsecured and bears interest at a rate of 4.0%.

On March 14, 2008, the Company’s Board of Directors approved an offer made by Mr. Deitsch, to discharge $1,200,000 of his outstanding loan to the Company in exchange for 48,000,000 shares of restricted common stock.  The price per share in this loan conversion was the fair market value of the common shares on the date of the exchange which was $0.025.

During the year ended December 31, 2008, the Company borrowed an additional $464,000 from Mr. Deitsch.  The balance owed to him at December 31, 2008, was $1,255,448 which includes accrued interest of $152,073.

During the year ended December 31, 2009, the Company borrowed an additional $546,530 from Mr. Deitsch and repaid him $709,663, bringing the total amount owed to Mr. Deitsch to $1,151,361 at December 31, 2009.  Included in the amount owed to Mr. Deitsch is $211,119 of accrued interest.

In addition, at December 31, 2009, the Company is indebted to Paul Reid, the President of its wholly-owned subsidiary ReceptoPharm in the amount of $101,024.  This amount includes accrued interest of $21,197.  This loan is due on demand and bears interest at a rate of 5% per annum.  The loan is secured by certain intellectual property of ReceptoPharm.

NUTRA PHARMA CORP.
Notes to Consolidated Financial Statements
December 31, 2008 and 2009

Stockholder Loan

At December 31, 2007, ReceptoPharm was indebted to a stockholder in the amount of $245,801 which includes accrued interest of $5,801.  This demand loan is unsecured and bears interest at a rate of 5.0% per annum.

During the year ended December 31, 2008, ReceptoPharm repaid $43,750 of this loan and the balance at December 31, 2008 was $215,246 which includes accrued interest of $18,996.

During the year ended December 31, 2009, ReceptoPharm paid off the entire balance of the loan of $223,403.  This payoff included $27,153 of accrued interest.

7.  STOCKHOLDERS' DEFICIT

Private Placements of Common Stock

During 2008, the Company completed private placements of restricted shares of its common stock, whereby it sold an aggregate of 32,340,000 shares at a price per share of $0.025.  The Company received proceeds of $808,500 in connection with the sale of these shares.  In addition, the Company granted one (1) warrant for each share sold which gives the investor the right to purchase one (1) additional share until December 31, 2012 at an exercise price of $0.10 per share.

From January 1 through August 31, 2009, the Company completed private placements of restricted shares of its common stock, whereby it sold an aggregate of 10,575,000 shares at a price per share of $0.025.  The Company received proceeds of $264,375 in connection with the sale of these shares.  The Company also granted one (1) warrant for each share sold which gives the investor the right to purchase one (1) additional share until December 31, 2012 at an exercise price of $0.10 per share.

From September 1 through December 31, 2009, the Company completed private placements of restricted shares of its common stock, whereby it sold an aggregate of 34,948,750 shares at a price per share of $0.08. The Company received proceeds of $2,795,900 in connection with the sale of these shares.

Common Stock Issued for Services

During the year ended December 31, 2008 the Company issued an aggregate of 19,500,000 shares of common stock in exchange for services.  The shares were valued at their fair market value of $500,000 based on the trading price of the Company’s common shares, which has been charged to operations.

During the year ended December 31, 2009, the Company issued an aggregate of 12,825,000 shares of its common stock in exchange for services rendered.  These shares were valued at their fair market value of $613,250 based on the trading price of the Company’s common shares, which was charged to operations.

Exercise of Common Stock Warrants

In December 2009, the Company sold 400,000 restricted shares of its common stock to an investor at a price per share of $0.10 and received proceeds of $40,000.  These shares were sold pursuant to a warrant agreement between the Company and the investor.

NUTRA PHARMA CORP.
Notes to Consolidated Financial Statements
December 31, 2008 and 2009

8.  STOCK OPTIONS AND WARRANTS

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

A summary of stock options and warrants issued in conjunction with private placement of common stock is as follows:

	Number of shares	Weighted average exercise price
Balance December 31, 2007	7,800,000	$0.16
Exercised	-	-
Issued	32,340,000	$0.10
Forfeited	-	-
Balance December 31, 2008	40,140,000	$0.11
Exercised	(400,000)	$0.10
Issued	10,575,000	$0.10
Forfeited	-	-
Balance December 31, 2009	50,315,000	$0.11

The following table summarizes information about fixed-price stock options and warrants:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.10	47,315,000	3.00 years	$0.10
$0.20	1,000,000	1.08 years	$0.20
$0.27	2,000,000	0.42 years	$0.27
	50,315,000

All options are vested and exercisable.

NUTRA PHARMA CORP.
Notes to Consolidated Financial Statements
December 31, 2008 and 2009

As of December 31, 2009, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $13,145,050 and the aggregate intrinsic value of currently exercisable stock options was approximately $13,145,050.  The Intrinsic value of each option share is the difference between the fair market value of the Company’s common stock and the exercise price of such option share to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.37 closing stock price of the Company’s common stock on December 31, 2009.

9.  INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  The Company had no significant deferred tax items arise during any of the periods presented.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2008 and 2009. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

As of December 31, 2009, the Company has a net operating loss carry forward of approximately $7,100,000. This loss will be available to offset future taxable income. Assuming our net operating loss carryforwards are not disallowed because of certain “change in control” provisions of the Internal Revenue Code, these net operating loss carryforwards expire in various years through the year ending December 31, 2029. The deferred tax asset of approximately $2,400,000 relating to the operating loss carry forward has been fully reserved at December 31, 2009. The increase in the valuation allowance related to the deferred tax asset was approximately $600,000 during 2009. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from stock based compensation of approximately $9,500,000, non-cash finance charges of approximately $1,100,000, non-cash losses on settlements of approximately $1,000,000, non-cash losses related to Nanologix of approximately $1,700,000, losses of ReceptoPharm, Inc. of approximately $3,000,000, goodwill impairment of $2,400,000 and the amortization of intangibles of approximately $800,000.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax examinations for fiscal years prior to 2005, and we are not subject to audits prior to the 2005 fiscal year for the state jurisdiction.

10.  COMMITMENTS AND CONTINGENCIES

Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc.

On August 18, 2006, ReceptoPharm, the Company’s wholly owned subsidiary as of April 2008, was named as a defendant in Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.: 18247/06 (New York Supreme Court, Queens County).  The original proceeding claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and shareholder and several corporations that she claims to own, the sum of $118,928.15 plus interest and counsel fees on a series promissory notes that were allegedly executed in 2001 and 2002.  On August 23, 2007, the Queens County New York Supreme Court issued a decision denying Plaintiffs motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes.  On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims seeking damages of no less than $768,506 on their claims that in or about June 2004 ReceptoPharm breached its fiduciary duty to the Plaintiffs as shareholders of ReceptoPharm by wrongfully canceling certain of their purported ReceptoPharm share certificates.

NUTRA PHARMA CORP.
Notes to Consolidated Financial Statements
December 31, 2008 and 2009

In late 2009, Plaintiffs filed a motion seeking to further amend their complaint alleging that ReceptoPharm violated Plaintiffs contractual and statutory rights by cancelling additional share certificates and failing to permit the Plaintiffs to exercise dissenting shareholder rights with respect to those share certificates.

The Plaintiffs were seeking an additional 1,214,800 Receptopharm shares. The damages associated with the Plaintiff’s claims could rise as the result of increases in the Company’s share price as the Receptopharm shares may be convertible into the Company’s common shares.

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes.  In addition, Receptopharm has opposed the Plaintiffs' recent motion to amend and the motion is currently pending before the Court.  Discovery in this matter is ongoing. The Company intends to vigorously contest this matter.

Concentrations

During the fourth quarter of 2009 the Company made product sales of $583,955 to a single customer which represented approximately 94% of total revenue for the year ended December 31, 2008.  At December 31, 2009, $233,055 was due from this customer.  This amount was subsequently paid-in full during January and February 2010.

Operating Leases

In February 2010, the Company entered into an operating lease for the use of office space.  The lease requires monthly payments of $8,287 during the first year and expires in January 2013.  The Company incurred rent expense of $54,000 and $72,000 during 2008 and 2009 related to the lease of the ReceptoPharm office and lab.  This office lease expires in May 2010.  Future minimum payments under all lease agreements are as follows:

$121,157 in 2010
$101,801 in 2011
$104,373 in 2012
$    8,716 in 2013

11.  SUBSEQUENT EVENTS

Repayment of Officer Loan

Subsequent to December 31, 2009, the Company repaid $100,000 of a loan due to its President Rik Deitsch.  As a result of this repayment, as of March 31, 2010, the Company owed Mr. Deitsch $1,062,306.

NUTRA PHARMA CORP.
Notes to Consolidated Financial Statements
December 31, 2008 and 2009

Stock Based Compensation

On February 26, 2010, the Company issued 2.5 million shares to a consultant for services to be rendered during 2010.  Of this total, 2.0 million shares were restricted and 500,000 shares were free-trading pursuant to the Company’s S-8.  The shares were valued at $0.51 per share which was the fair market value of the Company’s common stock on February 26, 2010.