Form 10-Q
period 2010-03-31
NUTRA PHARMA CORP
filed 2010-05-21
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of May 17, 2010 was 275,675,232.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

NUTRA PHARMA CORP.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$242,820	$802,875
Accounts receivable	491,674	239,583
Inventory	300,965	165,786
Prepaid expenses	48,267	23,290
Total current assets	1,083,726	1,231,534
Property and equipment, net	64,250	12,369
Other assets	74,069	8,803
TOTAL ASSETS	$1,222,045	$1,252,706

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$358,409	$104,223
Accrued expenses and other liabilities	958,048	960,548
Due to officers	1,164,570	1,252,385
Other loans payable	80,000	80,000
Total current liabilities	2,561,027	2,397,156

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 272,925,232 and 270,425,232 shares issued and outstanding, respectively	272,926	270,426
Additional paid-in capital	25,261,717	25,157,967
Accumulated deficit	(26,873,625)	(26,572,843)
Total stockholders' deficit	(1,338,982)	(1,144,450)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,222,045	$1,252,706

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.
Condensed Consolidated Statements of Operations  - Unaudited

	Three Months Ended March 31,
	2010	2009
Net sales	$864,424	$18,230

Cost of sales	402,542	260
Gross profit	461,882	17,970
Costs and expenses:

Salaries and employee benefits	257,433	127,226
Selling, general and administrative - including stock based compensation of $106,250 and $20,000	437,229	125,116
Research and development	54,813	70,220
Interest expense	13,189	16,321
Total costs and expenses	762,664	338,883
Net loss	$(300,782)	$(320,913)
Per share information - basic and diluted:
Loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	271,369,676	211,276,482

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.
Condensed Consolidated Statements of Cash Flows - Unaudited

	Three Months Ended March 31,
	2010	2009
Net cash used in operating activities	$(406,560)	$(277,359)

Cash flows from investing activities:
Acquisition of property and equipment	(53,495)	-
Net cash used in investing activities	(53,495)	-

Cash flows from financing activities:
Common stock issued for cash	-	35,000
Repayment of notes payable	-	-
Repayment of stockholder loans	(100,000)	-
Loans from stockholders	-	249,000
Net cash (used in) provided by financing activities	(100,000)	284,000
Net (decrease) increase in cash	(560,055)	6,641
Cash - beginning of period	802,875	50,910
Cash - end of period	$242,820	$57,551

Supplemental disclosure of cash flow information and non-cash financing activities:

Cash paid for interest	$1,004	$2,761
Cash paid for income taxes	$-	$-
Stock issued for deferred compensation	$1,275,000	$-
Common stock issued for services	$-	$20,000

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements  - Unaudited
March 31, 2010

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

Through its wholly-owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics Inc. (“Designer Diagnostics”), the Company conducts drug discovery research and development activities.  In October 2009, the Company launched its first consumer product called Cobroxin, an over-the-counter pain reliever designed to treat moderate to severe chronic pain.

Principles of Consolidation

The condensed consolidated financial statements presented herein include the accounts of Nutra Pharma and its wholly-owned subsidiaries Designer Diagnostics and ReceptoPharm.

All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.  Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K.

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss of $300,782 for the three months ended March 31, 2010, and has an accumulated deficit of $26,873,625 at March 31, 2010.  In addition, the Company used $406,560 of cash for operations during the three months ended March 31, 2010 and had working capital and stockholders’ deficits at March 31, 2010 of $1,477,301 and $1,338,982.

The items discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make certain estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense.  Significant estimates include our belief that we will be able to raise and/or generate sufficient cash to continue as a going concern, the allowance for doubtful accounts, the recoverability of long-lived assets and the fair value of stock-based compensation.  Actual results could differ from those estimates.

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements  - Unaudited
March 31, 2010

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  There was no allowance at March 31, 2010.

Inventories

Inventories are valued at the lower of cost or market on an average cost basis and consist primarily of raw materials and finished goods.

Research and Development

Research and development is charged to operations as incurred.

Reclassifications

Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with the current period presentation.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC 718, Stock Compensation.  FASB ASC 718 requires that the cost resulting from all share-based transactions be recorded in the financial statements over the respective service periods.  It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees.  It also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Net Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings per Share.  Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share.

Recent Accounting Pronouncements

The following Accounting Standards Codification Updates have been issued, or became effective, since the beginning of the current period covered by these financial statements:

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements  - Unaudited
March 31, 2010

Pronouncement	Issued	Title

ASU No. 2010-01	January 2010	Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-02	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification

ASU No. 2012-03	January 2010	Extractive Activities – Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures

ASU No. 2010-04	January 2010	Accounting for Various Topics: Technical Corrections to SEC Paragraphs

ASU No. 2010-05	January 2010	Compensation - Stock Compensation (Topic718): Escrowed Share Arrangements and the Presumption of Compensation

ASU No. 2010-06	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

ASU No. 2010-07	January 2010	Not-for-Profit Entities (Topic 958): Not-for-Profit Entities – Mergers and Acquisitions

ASU No. 2010-08	February 2010	Technical Corrections to Various Topics

ASU No. 2010-09	February 2010	Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements

ASU No. 2010-10	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds

ASU No. 2010-11	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives

ASU No. 2010-12	April 2010	Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update)
ASU No. 2010-13	April 2010
Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-14	April 2010	Accounting for Extractive Activities—Oil & Gas—Amendments to Paragraph 932-10-S99-1 (SEC Update)

ASU No. 2010-15	April 2010
Financial Services—Insurance (Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-16	April 2010	Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-17	April 2010	Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-18	April 2010	Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-19	May 2010	Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements  - Unaudited
March 31, 2010

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our condensed consolidated financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our consolidated financial statements.

2.  INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis.  At March 31, 2010, inventory of $300,965 consisted of $241,585 of raw materials and $59,380 of finished goods.  At December 31, 2009, inventory of $165,786 consisted entirely of raw materials.

3.  DUE TO OFFICERS

Officer Loans

During the year ended December 31, 2009, the Company borrowed $546,530 from its President, Rik Deitsch, and repaid him $709,663, bringing the total amount owed to Mr. Deitsch to $1,151,361 at December 31, 2009.  Included in the amount owed to Mr. Deitsch is $211,119 of accrued interest.

During the three month period ended March 31, 2010, the Company repaid Mr. Deitsch an additional $100,000 bringing the total amount owed to Mr. Deitsch to $1,062,306 at March 31, 2010.  This amount includes $222,064 of accrued interest.  This loan is due on demand and bears interest at a rate of 4% per annum.

At March 31, 2010, the Company was indebted to Paul Reid, President of ReceptoPharm in the amount of $102,264.  This amount includes accrued interest of $22,437.  This loan is due on demand and bears interest at a rate of 5% per annum.  The loan is secured by certain intellectual property of ReceptoPharm.  At December 31, 2009 the Company owed Mr. Reid $101,024, of which amount $21,197 was for accrued interest.

4.  STOCKHOLDERS' DEFICIT

Common Stock Issued for Services

On February 26, 2010, the Company issued 2.5 million shares to a consultant for services to be rendered from March 1, 2010 to February 28, 2011.  Of this total, 2.0 million shares were restricted and 500,000 shares were free-trading pursuant to the Company’s S-8.  The shares were valued at $0.51 per share which was the fair market value of the Company’s common stock on February 26, 2010.  The expense is being recorded in selling, general and administrative over the service period of one year.

5.  STOCK OPTIONS AND WARRANTS

On March 31, 2010, the Company had a total of 50,315,000 stock options and warrants outstanding at a weighted average exercise price of $0.11.  There were no awards of options or warrants, and no exercises of such, during the three months ended March 31, 2010 and all outstanding options are vested and exercisable at that date.

6.  COMMITMENTS AND CONTINGENCIES

Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc.

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements  - Unaudited
March 31, 2010

On August 18, 2006, ReceptoPharm was named as a defendant in Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.:18247/06 (New York Supreme Court, Queens County).  The original proceeding claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and shareholder and several corporations that she claims to own, the sum of $118,928 plus interest and counsel fees on a series promissory notes that were allegedly executed in 2001 and 2002.  On August 23, 2007, the Queens County New York Supreme Court issued a decision denying Plaintiffs motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes.  On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims seeking damages of no less than $768,506 on their claims that in or about June 2004 ReceptoPharm breached its fiduciary duty to the Plaintiffs as shareholders of ReceptoPharm by wrongfully canceling certain of their purported ReceptoPharm share certificates. The damages associated with the Plaintiff's claims could rise as the result of increases in the Company's share price as the Receptopharm shares may be convertible into the Company's common shares.

In late 2009, Plaintiffs filed a motion seeking to further amend their complaint alleging that ReceptoPharm violated Plaintiffs contractual and statutory rights by cancelling additional 1,214,800 Receptopharm share certificates and failing to permit the Plaintiffs to exercise dissenting shareholder rights with respect to those share certificates. In a decision and order dated March 22, 2010, the court denied Plaintiffs' motion to further amend their complaint to assert claims regarding the 1,214,800 shares. However, the Plaintiffs have moved to reargue the court's decision on their motion to amend, and also have filed a notice of appeal of the court's decision denying the motion to amend, in the event that the court - on reargument - affirms its previous decision denying the motion to amend.

The damages associated with the Plaintiff's claims could rise in the event that the court ultimately permits them to assert their proposed new claims regarding the 1,214,800 shares.

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

Concentrations

During the three months ended March 31, 2010, all of the Company’s product sales were to a single customer.   At March 31, 2010, $491,674 was due from this customer, which represents 100% of our receivable balance.

7.  SUBSEQUENT EVENTS

Exercise of Common Stock Warrants

In April 2010, the Company sold an aggregate of 2,500,000 shares of restricted common stock to three (3) investors at a price per share of $0.10 and received proceeds of $250,000.  These shares were sold pursuant to warrant agreements between the Company and the investors.

Stock Based Compensation

On May 5, 2010, the Company issued 250,000 shares to a consultant for services to be rendered during 2010.  The shares were valued at $0.32 per share which was the fair market value of the Company’s common stock on May 5, 2010.

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending March 31, 2010 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Nutra Pharma Corp. and its subsidiaries (hereafter referred to as "we", "our" or "us") to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to the following risks, among others,  in connection with our business: (a) we have experienced recurring net losses and have a working capital deficiency, which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results;  (c) our operational plans are dependent upon generating sufficient revenues from product sales and clinical research services and/or obtaining equity or other  financing; (d) we are subject to substantial U.S. Food and Drug Administration ("FDA") and other regulations which may increase our costs or otherwise adversely affect our operations; (e) a market for our products may never develop; (f) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (g) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (h) to date, we have not generated any significant revenues; (i) to date, none of our proposed products have received FDA approval; (j) should we continue to have insufficient funds to conduct our operations, development of our possible future products will be negatively impacted; (k) we may be unable to compete against our competitors in the homeopathic product, medical device and biopharmaceutical markets since our competitors have superior financial and technical resources than we do; (l) we completed our acquisition of ReceptoPharm as our wholly owned subsidiary in April 2008; our operations and financial condition will be negatively affected if we fail to efficiently manage their operations and their expansion plans pending adequate financing; and (m) if we fail to generate adequate revenues from our first product, Cobroxin, our financial condition will be negatively affected.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the first quarter of 2010 has focused upon marketing our fully developed three homeopathic drugs for the treatment of pain:
•	Cobroxin, an over-the-counter pain reliever designed to treat moderate to severe (Stage 2) chronic pain; and
•	Nyloxin OTC (Stage 2 Pain) and Nyloxin Rx (Stage 3 Pain), stronger versions of Cobroxin.

We will continue this focus through the remainder of 2010.

During the first quarter of 2010, we generated revenues of $864,424 from Cobroxin sales.  During the first quarter of 2010, we continued to focus on expanding brand awareness for our over-the-counter pain relievers, Cobroxin, Nyloxin OTC and Nyloxin Rx by hiring our first Chief Marketing Officer, David Isserman, to: (a) coordinate marketing and awareness for those pain relievers through attendance at various conferences; (b) seek out additional international distribution partners for our Nyloxin branded pain relievers, (c) assist XenaCare Holdings, Inc. (“XenaCare”) our U.S. Cobroxin distributor, with the creation of marketing and advertising materials including print advertisements, television commercials, packaging enhancements and television interviews; (d) coordinate our ongoing drug registration process in Europe, Canada, Brazil and Colombia, including reviewing distributor candidates within those territories.  XenaCare continues to expand its distribution network to include retailers such as CVS and Walgreens. We plan to continue our brand development and operations during the remainder of 2010 by continuing the above efforts, researching potential product line extensions for our branded pain relievers and organizing clinical studies that support our current drug products and advance our current research and development pipeline.

We offer Cobroxin, our over-the-counter pain reliever clinically proven to treat moderate to severe (Stage 2) chronic pain that was developed by ReceptoPharm, our drug discovery arm and wholly owned subsidiary.  Cobroxin is marketed online and at retailers through our United States distributor, XenaCare.  In August 2009, we completed an agreement with XenaCare granting it the exclusive license to market and distribute Cobroxin within the United States.  In mid-October 2009, XenaCare began selling Cobroxin online through its product website, Cobroxin.com.  In November 2009, XenaCare began selling Cobroxin to brick-and-mortar retailers, including distribution to CVS in March 2010 and Walgreens in May 2010. To support ongoing sales, XenaCare intends to conduct an extensive marketing campaign, consisting of print, online and broadcast advertising.

Cobroxin is available at the following retailers, 6 of which were secured during the first quarter of 2010:
•	CVS
•	Walgreens
•	Winn Dixie
•	Support Plus
•	eVitamins
•	Duane Reade
•	Overstock.com
•	Kerr Drug
•	Meijer
•	Quick2You.com
•	Johnson Smith & Co
•	Benchmark Brands
•	Hannaford
•	Kinney Drug
•	Value Drug
•	Amerimark
•	Vitamin World
•	Drugstore.com
•	SweetBay
•	CDMA
•	Amazon.com
•	Dr. Leonard's

Cobroxin is currently available as a two ounce topical gel for treating joint pain and pain associated with arthritis and repetitive stress, and as a one ounce oral spray for treating lower back pain, migraines, neck aches, shoulder pain, cramps, and neuropathic pain. Both the topical gel and oral spray are packaged and sold as a one-month supply.

Cobroxin offers several benefits as a pain reliever.  With increasing concern about consumers using opioid and acetaminophen-based pain relievers, Cobroxin provides an alternative that does not rely on opiates or non-steroidal anti-inflammatory drugs, otherwise known as NSAIDs, for its pain relieving effects.  Cobroxin also has a well-defined safety profile. Since the early 1930s, the active pharmaceutical ingredient (API) of Cobroxin, Asian cobra venom, has been studied in more than 46 human clinical studies. The data from these studies provide clinical evidence that cobra venom provides an effective treatment for pain with few side effects and has the following benefits:

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

We intend to market Nyloxin OTC and Nyloxin Rx as treatments for moderate to severe chronic pain during our fourth quarter of 2010, pending successful completion of international drug applications.   Nyloxin OTC will be available as an oral spray for treating lower back pain, migraines, neck aches, shoulder pain, cramps and neuralgia and as a topical gel for treating joint pain and pain associated with repetitive stress and arthritis.  Nyloxin Rx will be available as an oral spray and gel application for treating the same physical indications, as well as Angina Pectoris, Angina Faucium and Ovarian Pain, but is aimed at treating the most severe (Stage 3) pain that inhibits one’s ability to function fully.

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

We believe that our critical accounting policies and estimates include our ability to continue as a going concern, revenue recognition, accounts receivable and allowance for doubtful accounts, inventory obsolescence, accounting for long-lived assets and accounting for stock based compensation.

Ability to Continue as a Going Concern:  Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

Revenue Recognition:  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. There was no provision for sales returns at March 31, 2010 as all products sold as of that date have been accepted by our customer and contractually we are not obligated to accept returns.

Accounts Receivable and Allowance for Doubtful Accounts:  Our accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  There was no allowance for doubtful accounts at March 31, 2010.

Inventory Obsolescence:  Inventories are valued at the lower of cost or market value using the average cost method.  We periodically perform an evaluation of inventory for excess and obsolete items.  At March 31, 2010, our inventory consisted of finished goods and raw materials that are utilized in the manufacturing of finished goods.  These raw materials generally have expiration dates in excess of 10 years.  We performed an evaluation of our inventory and determined that at March 31, 2010, there were no obsolete or excess items.

Long-Lived Assets:  The carrying value of long-lived assets is reviewed annually and on a regular basis for the existence of facts and circumstances that may suggest impairment.  If indicators of impairment are present, we determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount.  If less, we measure the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the impaired assets.   We do not believe there to be any other impairments of long-lived assets as of March 31, 2010.

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

Results of Operations – Comparison of Three Month Periods Ended March 31, 2010 and March 31, 2009

Net sales for the three months ended March 31, 2010 were $864,424 compared to $18,230 for the three months ended March 31, 2009.  The increase in net sales is due to the fact that during the quarter ended March 31, 2010, our net sales consisted solely of sales of our consumer product Cobroxin, which we began selling in the fourth quarter of 2009.  Our net sales for the three months ended March 31, 2009 were generated from the provision of clinical research services to independent third parties.

Cost of sales for the three month period ended March 31, 2010 was $402,542 compared to $260 for the three month period ended March 31, 2009.  Our cost of sales includes the direct costs associated with the manufacturing of Cobroxin.  Our gross profit margin for the three month period ended March 31, 2010 was $461,882 or 53.4%.  A comparison of gross profit from 2010 to 2009 is not meaningful since we did not sell Cobroxin during the quarter ended March 31, 2009.

Salaries and employee benefits for the three months ended March 31, 2010 were $257,433 compared to $127,226 for the comparable period in 2009.  The increase of $130,207 or 102.3% was attributable to the increase in the number of full-time employees from four in 2009 to ten in 2010.

Selling, general and administrative expenses (“SG&A”) increased $312,113 or 249.5% from $125,116 for the quarter ended March 31, 2009 to $437,229 for the quarter ended March 31, 2010, generally due to increased operations.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services.  Also included in SG&A expenses is stock based compensation expense which increased $86,250 or 431.3% from $20,000 for the three month period ending March 31, 2009 to $106,250 for the three month period ending March 31, 2010.  During the quarter ended March 31, 2010 we entered into a lease for office space which accounted for a portion of the overall increase in SG&A expenses.

Research and development expenses decreased $15,407 or 21.9% from $70,220 for the quarter ended March 31, 2009 to $54,813 for the comparable period in 2010.  Our research expenses are related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound, RPI-78.

Interest expense decreased $3,132 or 19.2%, from $16,321 for the quarter ended March 31, 2009 to $13,189 for the comparable period in 2010.  This decrease was due to an overall lower level of indebtedness in the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.

Our net loss decreased by $20,131 or 6.3%, from $320,913 for the quarter ended March 31, 2009 to $300,782 for the comparable period in 2010.

Liquidity and Capital Resources

Our independent registered public accounting firm noted in their report on our consolidated financial statements for the year ended December 31, 2009 that our significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated financial statements for the period ended March 31, 2010, we have an accumulated deficit of $26,873,625 and working capital and stockholders’ deficits of $1,477,301 and $1,338,982, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

Historically, we have relied upon loans from our Chief Executive Officer Rik Deitsch, to fund costs associated with our operations.  These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand.  During 2009, we borrowed $546,530 from Mr. Deitsch and repaid him $709,663.  During the three month period ended March 31, 2010, we repaid an additional $100,000 to Mr. Deitsch bringing the total amount owed to Mr. Deitsch $1,062,306 as of March 31, 2010.  Included in this amount is $222,064 of accrued interest.

During the year ended December 31, 2009, we raised a total of $3,060,275 through private placements of shares of our common stock.  Of the total, $2,795,900 was raised through the sale of 34,948,750 shares at a price per share of $0.08 and $264,375 was raised through the sale of 10,575,000 shares at a price per share of $0.025.  We did not conduct any private placements of shares of our common stock during the quarter ended March 31, 2010.

We estimate that we will require approximately $1,600,000 to fund our existing operations and the operations of our subsidiaries ReceptoPharm and Designer Diagnostics over the next twelve months.  These costs include: (i) compensation for our full-time employees; (ii) compensation for two (2) consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

Uncertainties and Trends

Our operations and possible revenues are dependent now and in the future upon the following factors:

•	Whether Cobroxin, Nyloxin OTC, and Nyloxin Rx will be accepted by consumers in retail establishments where it is sold;
•	Because Cobroxin is a novel approach to the over-the-counter pain market, whether it will be accepted by consumers over conventional over-the-counter pain products;
•	Whether our international drug applications will be approved and in how many countries;
•	Whether we will be successful in marketing Cobroxin, Nyloxin OTC, and Nyloxin Rx in our target markets, including whether we will create nationwide and international visibility for our products;
•	Whether our drug delivery system, i.e. oral spray and gel, will be accepted by consumers who may prefer a pain pill delivery system;
•	Whether competitors’ pain products will be found to be more attractive to consumers;
•	Whether we successfully develop and commercialize products from our research and development activities.
•	If we fail to compete effectively in the intensely competitive biotechnology area, our operations and market position will be negatively impacted.
•	If we fail to successfully execute our planned partnering and out-licensing of products or technologies, our future performance will be adversely affected.
•
The recent economic downturn and related credit and financial market crisis may adversely affect our ability to obtain financing, conduct our operations and realize opportunities to successfully bring our technologies to market.

•	Biotechnology industry related litigation is substantial and may continue to rise, leading to greater costs and unpredictable litigation
•	If we fail to comply with extensive legal/regulatory requirements affecting the healthcare industry, we will face increased costs, and possibly penalties and business losses.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

•	An obligation under a guarantee contract.

•	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets.

•	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.

•
Any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements or commitments that have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

 Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision of our Chief Executive Officer who is also our Principal Financial and Accounting Officer. Following this inspection, this officer concluded that our disclosure controls and procedures were effective as of March 31, 2010, the end of the period covered by this report.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On August 18, 2006, ReceptoPharm was named as a defendant in Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.: 18247/06 (New York Supreme Court, Queens County).  The original proceeding claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and shareholder and several corporations that she claims to own, the sum of $118,928 plus interest and counsel fees on a series promissory notes that were allegedly executed in 2001 and 2002.  On August 23, 2007, the Queens County New York Supreme Court issued a decision denying Plaintiffs’ motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes.  On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims seeking damages of no less than $768,506 on their claims that in or about June 2004 ReceptoPharm breached its fiduciary duty to the Plaintiffs as shareholders of ReceptoPharm by wrongfully canceling certain of their purported ReceptoPharm share certificates. The damages associated with the Plaintiffs’ claims could rise as the result of increases in the Company's share price as the ReceptoPharm shares may be convertible into the Company's common shares.

In late 2009, Plaintiffs filed a motion seeking to further amend their complaint alleging that ReceptoPharm violated Plaintiffs’ contractual and statutory rights by cancelling additional 1,214,800 ReceptoPharm share certificates and failing to permit the Plaintiffs to exercise dissenting shareholder rights with respect to those share certificates. In a decision and order dated March 22, 2010, the court denied Plaintiffs' motion to further amend their complaint to assert claims regarding the 1,214,800 shares. However, the Plaintiffs have moved to reargue the court's decision on their motion to amend, and also have filed a notice of appeal of the court's decision denying the motion to amend, in the event that the court, on re-argument, affirms its previous decision denying the motion to amend. The damages associated with the Plaintiffs’ claims could rise in the event that the court ultimately permits them to assert their proposed new claims regarding the 1,214,800 shares.

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes.  In addition, ReceptoPharm has opposed the Plaintiffs' recent motion to amend and the motion is currently pending before the Court.  Discovery in this matter is ongoing. ReceptoPharm intends to vigorously contest this matter.

There are no other legal proceedings that occurred during our quarter ending March 31, 2010 that are reportable.

Item 1A.  Risk Factors

As a Smaller Reporting Company, we are not required to provide the information required by this item; however, our disclosure under Forward Looking Statements above on page 11 of this report contains various risks that we are subject to.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2010, we issued 2.5 million shares to a consultant for services to be rendered from March 1, 2010 to February 28, 2011.  Of this total, 2.0 million shares were restricted and 500,000 shares were free-trading pursuant to our S-8.  The shares were valued at $0.51 per share, which was the fair market value of our common stock on February 26, 2010.  The expense is being recorded in selling, general and administrative over the service period of one year.

Item 3. Defaults Upon Senior Securities

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

Dated: May 21, 2010

NUTRA PHARMA CORP.
Registrant

/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer