Form 10-Q
period 2010-06-30
NUTRA PHARMA CORP
filed 2010-08-16
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of August 13, 2010 was 276,175,232.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$45,833	$802,875
Accounts receivable	2,147	239,583
Inventory	340,908	165,786
Prepaid expenses	13,035	23,290
Total current assets	401,923	1,231,534
Property and equipment, net	80,717	12,369
Other assets	71,716	8,803
TOTAL ASSETS	$554,356	$1,252,706

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$398,551	$104,223
Accrued expenses	939,405	960,548
Due to officers	1,131,368	1,252,385
Other loans payable	80,000	80,000
Total current liabilities	2,549,324	2,397,156
Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 276,175,232 and 270,425,232 shares issued and outstanding, respectively	276,176	270,426
Additional paid-in capital	26,807,217	25,157,967
Deferred compensation	(850,000)	0
Accumulated deficit	(28,228,361)	(26,572,843)
Total stockholders' deficit	(1,994,968)	(1,144,450)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$554,356	$1,252,706

See the accompanying notes to the condensed consolidatedfinancial statements.

NUTRA PHARMA CORP.
Condensed Consolidated Statements of Operations  - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$157,696	$8,398	$1,022,120	$26,628

Cost of sales	62,934	3,000	465,476	3,260
Gross profit	94,762	5,398	556,644	23,368
Costs and expenses:

Salaries and employee benefits	330,284	127,676	587,717	254,902
Selling, general and administrative - including stock based compensation of $398,750, $195,000, $505,000 and $215,000, respectively	1,003,932	316,787	1,441,161	441,903
Research and development	102,435	55,155	157,248	125,375
Interest expense	12,847	17,965	26,036	34,286
Total costs and expenses	1,449,498	517,583	2,212,162	856,466
Net loss	$(1,354,736)	$(512,185)	$(1,655,518)	$(833,098)
Per share information - basic and diluted:
Loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding	274,592,814	215,518,240	272,990,149	213,409,079

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.
Condensed Consolidated Statements of Cash Flows – Unaudited

	Six Months Ended June 30,
	2010	2009
Net cash used in operating activities	$(836,580)	$(445,440)

Cash flows from investing activities:
Acquisition of property and equipment	(75,462)	-
Net cash used in investing activities	$(75,462)	$-

Cash flows from financing activities:
Common stock issued for cash	300,000	35,000
Proceeds from notes payable	-	40,000
Repayment of stockholder loans	(145,000)	-
Loans from stockholders	-	319,530
Net cash (used in) provided by financing activities	$155,000	$394,530
Net (decrease) increase in cash	(757,042)	(50,910)
Cash - beginning of period	802,875	50,910
Cash - end of period	$45,833	$-

Supplemental Cash Flow Information:
Cash paid for interest	$2,053	$-
Cash paid for income taxes	$-	$-
Stock issued for deferred compensation	$1,275,000	$-
Common stock issued for services	$505,000	$215,000

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2010

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

Liquidity

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss of $1,655,518 for the six months ended June 30, 2010, and has an accumulated deficit of $28,228,361 at June 30, 2010.  In addition, the Company used $836,580 of cash for operations during the six months ended June 30, 2010 and had working capital and stockholders’ deficits at June 30, 2010 of $2,147,401 and $1,994,968, respectively.

The Company currently does not have sufficient cash to sustain itself for the next quarter and will require additional financing in order to execute its operating plan and continue as a going concern.  Management’s plan is to attempt to secure adequate funding to bridge the commercialization of its Cobroxin and Nyloxin products.  Management cannot predict whether additional financing will be in the form of equity, debt, or another form and the Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that the Company is unsuccessful in increasing its revenues and profits, it may be unable to implement its current plans for expansion, repay its obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on its business prospects, financial condition and results of operations.  Subsequent to June 30, 2010, the Company borrowed $190,300 from our President, Rik Deitsch.

The items discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2010

Use of Estimates

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make certain estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense.  Significant estimates include management’s belief that it will be able to raise and/or generate sufficient cash to continue as a going concern, the allowance for doubtful accounts, the recoverability of long-lived assets and the fair value of stock-based compensation.  Actual results could differ from those estimates.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  There was no allowance at June 30, 2010.

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

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2010

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

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2010

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

ASU No. 2010-16	April 2010	Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-17	April 2010	Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-18	April 2010	Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-19	May 2010	Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates

ASU No. 2010-20	July 2010	Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

ASU No. 2010-21	August 2010
Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our condensed consolidated financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our consolidated financial statements.

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2010

2.  INVENTORIES

At June 30, 2010, inventory of $340,908 consisted of $246,829 of raw materials and $94,079 of finished goods.  At December 31, 2009, inventory of $165,786 consisted entirely of raw materials.

3.  DUE TO OFFICERS

Officer Loans

During the year ended December 31, 2009, the Company borrowed $546,530 from its President, Rik Deitsch, and repaid him $709,663, bringing the total amount owed to Mr. Deitsch to $1,151,361 at December 31, 2009.  Included in the amount owed to Mr. Deitsch is $211,119 of accrued interest.

During the six month period ended June 30, 2010, the Company repaid Mr. Deitsch an additional $145,000 bringing the total amount owed to Mr. Deitsch to $1,027,849 at June 30, 2010.  This amount includes $232,607 of accrued interest.  This loan is due on demand and bears interest at a rate of 4% per annum.

At June 30, 2010, the Company was indebted to Paul Reid, President of ReceptoPharm in the amount of $103,519.  This amount includes accrued interest of $23,692.  This loan is due on demand and bears interest at a rate of 5% per annum.  The loan is secured by certain intellectual property of ReceptoPharm.  At December 31, 2009, the Company owed Mr. Reid $101,024, of which amount $21,197 was for accrued interest.

4.  STOCKHOLDERS' DEFICIT

On February 26, 2010, the Company issued 2,500,000 shares to a consultant for services to be rendered from March 1, 2010 to February 28, 2011.  Of this total, 2,000,000 shares were restricted and 500,000 shares were free-trading pursuant to the Company’s S-8 Registration Statement.  The shares were valued at $0.51 per share which was the fair market value of the Company’s common stock on February 26, 2010.  The expense is being recorded in selling, general and administrative over the service period of one year.

During April and May 2010, the Company sold an aggregate of 2,500,000 shares of restricted common stock to three investors at a price per share of $0.10 and received proceeds of $250,000.  These shares were sold pursuant to warrant agreements between the Company and the investors.  These shares were issued on May 7, 2010.

In May 2010, the Company issued 250,000 shares of restricted common stock to a consultant for services rendered.  The shares were valued at $0.32 per share, which was the fair market value of the Company’s common stock on the date of issuance.

In June 2010, the Company sold 500,000 shares of restricted common stock to an investor at a price per share of $0.10 and received proceeds of $50,000.  These shares were sold pursuant to warrant agreements between the Company and the investor.  These shares were issued on June 30, 2010.

5.  STOCK OPTIONS AND WARRANTS

On June 30, 2010, the Company had a total of 47,315,000 stock options and warrants outstanding at a weighted average exercise price of $0.11.  There were no awards of options or warrants during the six months ended June 30, 2010 and all outstanding options are vested and exercisable at that date.

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2010

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

In late 2009, Plaintiffs filed a motion seeking to further amend their complaint alleging that ReceptoPharm violated Plaintiffs contractual and statutory rights by cancelling additional ReceptoPharm share certificates totaling 1,214,800 shares and failing to permit the Plaintiffs to exercise dissenting shareholder rights with respect to those share certificates. In a decision and order dated March 22, 2010, the court denied Plaintiffs' motion to further amend their complaint to assert claims regarding the 1,214,800 shares. However, the Plaintiffs have moved to reargue the court's decision on their motion to amend, and also have filed a notice of appeal of the court's decision denying the motion to amend, in the event that the court, on re-argument, affirms its previous decision denying the motion to amend.

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

Concentrations

During the six months ended June 30, 2010, 95% of the Company’s sales were to a single customer.

7.  SUBSEQUENT EVENTS

Additional Officer Loans

Subsequent to June 30, 2010 and through July 30, 2010, the Company borrowed an additional $190,300 from its President, Rik Deitsch.  The amount owed to Mr. Deitsch at July 30, 2010 was $1,218,149.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending June 30, 2010 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to the following risks in connection with our business: (a) we have experienced recurring net losses and have a working capital deficiency, which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results;  (c) our operations are dependent upon generating sufficient revenues from product sales and clinical research services and/or obtaining equity or other  financing; (d) we are subject to substantial U.S. Food and Drug Administration ("FDA") and other regulations, which may increase our costs or otherwise adversely affect our operations; (e) a market for our products and technologies may never develop; (f) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (g) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (h) to date, we have not generated any significant revenues; (i) to date, none of our proposed products have received FDA approval; (j) should we continue to have insufficient funds to conduct our operations, development of our possible future products will be negatively impacted; (k) we may be unable to compete against our competitors in the homeopathic product, medical device and biopharmaceutical markets since our competitors have superior financial and technical resources than we do; (l) we completed our acquisition of ReceptoPharm as our wholly owned subsidiary in April 2008; our operations and financial condition will be negatively affected if we fail to efficiently manage their operations and their expansion plans pending adequate financing; and (m) if we fail to generate adequate revenues from our first products, Cobroxin and Nyloxin, our financial condition will be negatively affected.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the first and second quarter of 2010 has focused upon marketing our fully developed three homeopathic drugs for the treatment of pain:
•	Cobroxin, an over the counter pain reliever designed to treat moderate to severe (Stage 2) chronic pain; and
•	Nyloxin OTC (Stage 2 Pain) and Nyloxin Extra Strength (Stage 3 Pain), stronger versions of Cobroxin.

We will continue this focus during the remainder of 2010.

During our second quarter of 2010 and thereafter in the third quarter, we accomplished the following:

Patent Approved

The US Patent and Trademark Office issued us a patent for a method of preventing infectious diseases, including colds, flu viruses, and bacterial and parasitic infections, using modified and detoxified cobra venom and neurotoxins. The patent (US 7,758,894), titled “Modified elapid venoms as stimulators of the immune reaction,” describes a method for treating and inhibiting infections by influenza viruses through the use of subcutaneous, intramuscular, or intravenous injections of therapeutically effective amounts of a detoxified and neurotropically active oxidized alpha cobratoxin or alpha-cobrotoxin protein. The patent continues by explaining clinical evidence supporting marked increases in the expression of genes associated with the production of gamma interferon through exposure to these detoxified proteins. Gamma interferon is considered a potent antiviral agent and regulator of the immune response.

Pepteron, an Antiviral Therapy

During July 2010, ReceptoPharm presented its novel antiviral therapy, Pepteron, at the International AIDS Conference in Vienna, Austria.  Pepteron is based on our leading drug candidate, RPI-MN, which has been shown to inhibit the entry of several viruses that are known to cause severe neurological damages in diseases such as encephalitis and HIV.

Product Advertising

In July 2010, our US distributor, XenaCare Holdings, Inc. (“XenaCare”), announced its Cobroxin advertising campaign to begin on July 28, 2010 and run through December 2010, to consist of 2,515 television commercials in 60, 30 and 10 second spots appearing on major cable stations such as: CNN, Fox News, Food, Travel, ESPN, USA, Lifetime, CNBC, Comedy Central, AMC, History, Discovery, Fox Sports, Headline News (HLN), and Home and Garden and 770 radio spots during drive-time hours in Tampa, Atlanta, New York, Los Angeles and Houston.

Product Distribution

In June 2010, we entered into a partnership with the healthcare products distributor, Henry Schein, Inc., for distribution of our Nyloxin-branded pain relievers in the United States. Henry Schein, which ranks #339 on the Fortune 500 list, is one of the largest distributor of healthcare products and services to medical, dental, and veterinary office-based practitioners in the world. With more than 12,500 “Team Schein Members” worldwide, Henry Schein currently serves approximately 45% of the estimated 250,000 U.S. office-based physician practices, surgical centers and other alternate-care sites.

In June 2010, Grupo Farmaceutico de Tijuana (“GTF”) became our exclusive distributor in Mexico for our Nyloxin branded pain relievers. GTF specializes in the distribution of pharmaceutical products to national retailers and to over 3,000 pharmacies throughout Mexico.

In August 2010, we selected Amarey Nova Medical S. A. to serve as our exclusive distributor in Colombia for our Nyloxin-branded pain relievers.

Drug Registration

In June 2010, we began the drug registration process in Panama for our Nyloxin Pain Reliever.

Manufacturing

In May 2010, we completed manufacturing the first batch of Nyloxin Extra Strength, a prescription treatment for chronic pain.

Retail Sales and Distribution

During the second quarter of 2010, we generated revenues of $150,158 from Cobroxin sales; our collective revenues for the first and second quarters of 2010 are $1,014,582.   During the first and second quarters of 2010, we continued to focus on expanding brand awareness for our over-the-counter pain relievers, Cobroxin, Nyloxin OTC and Nyloxin Extra Strength by (a) coordinating  marketing and awareness for those pain relievers through attendance at various conferences; (b) seeking  out additional international distribution partners for our Nyloxin branded pain relievers, (c) assisting XenaCare, our U.S. Cobroxin distributor, with the creation of marketing and advertising materials, including print advertisements, television commercials, packaging enhancements and television interviews; and (d) coordinating our ongoing drug registration process in Europe, Canada, Brazil and Colombia, including reviewing distributor candidates within those territories.  We plan to continue our brand development and operations during the remainder of 2010 by continuing the above efforts, researching potential product line extensions for our branded pain relievers and organizing clinical studies that support our current drug products and advance our current research and development pipeline.

Cobroxin

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

Cobroxin is available at the following retailers:

•	CVS
•	Walgreens
•	Winn Dixie
•	Support Plus
•	e Vitamins
•	Duane “Reade”
•	Overstock.com
•	Kerr Drug
•	Meijer
•	Quick2You.com
•	Johnson Smith & Co
•	Benchmark Brands
•	Hannaford
•	Kinney Drug
•	Value Drug
•	Amerimark
•	Vitamin World
•	Drugstore.com
•	Sweetbay
•	CDMA
•	Amazon.com
•	Dr. Leonard’s
•	Publix

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

Nyloxin OTC/Nyloxin Extra Strength

Nyloxin OTC and Nyloxin Extra Strength are similar to Cobroxin in that they both contain the same active ingredient as Cobroxin, Asian cobra venom.  The primary difference between Nyloxin OTC/Nyloxin Extra Strength and Cobroxin is the dilution level of the venom, with Nyloxin OTC and Nyloxin Extra Strength being more concentrated then Cobroxin and Nyloxin Extra Strength being more concentrated than Nyloxin OTC.

We intend to market Nyloxin OTC and Nyloxin Extra Strength as treatments for moderate to severe chronic pain during our fourth quarter of 2010, pending successful completion of international drug applications.   Nyloxin OTC will be available as an oral spray for treating back pain, neck pain, headaches, joint pain, migraines, and neuralgia and as a topical gel for treating joint pain, neck pain, arthritis pain, and pain associated with repetitive stress.  Nyloxin Extra Strength will be available as an oral spray and gel application for treating the same physical indications, but is aimed at treating the most severe (Stage 3) pain that inhibits one’s ability to function fully.

We intend to begin selling Nyloxin Extra Strength in the form of gel and spray products outside of the United States upon completion of international drug registrations, which we estimate will be completed during the fourth quarter of 2010.  Additionally, we plan to complete two additional human clinical studies aimed at comparing the ability of Nyloxin Extra Strength to replace prescription pain relievers. We originally believed that these studies would begin during the second quarter of 2010; however, these studies have been delayed because of lack of funding.  We expect that these studies will begin by the first quarter of 2011.

In December 2009, we began marketing Nyloxin OTC and Nyloxin Extra Strength at www.nyloxin.com.

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

Revenue Recognition:  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. There was no provision for sales returns at June 30, 2010 as all products sold as of that date have been accepted by our customer and contractually we are not obligated to accept returns.

Accounts Receivable and Allowance for Doubtful Accounts:  Our accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  There was no allowance for doubtful accounts at June 30, 2010.

Inventory Obsolescence:  Inventories are valued at the lower of cost or market value using the average cost method.  We periodically perform an evaluation of inventory for excess and obsolete items.  At June 30, 2010, our inventory consisted of finished goods and raw materials that are utilized in the manufacturing of finished goods.  These raw materials generally have expiration dates in excess of 10 years.  We performed an evaluation of our inventory and determined that at June 30, 2010, there were no obsolete or excess items.

Long-Lived Assets:  The carrying value of long-lived assets is reviewed annually and on a regular basis for the existence of facts and circumstances that may suggest impairment.  If indicators of impairment are present, we determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount.  If less, we measure the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the impaired assets.   We do not believe there to be any impairments of long-lived assets as of June 30, 2010.

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

Results of Operations – Comparison of Three Month Periods Ended June 30, 2010 and June 30, 2009

Net sales for the three months ended June 30, 2010 were $157,696 compared to $8,398 for the three months ended June 30, 2009.  Of the total sales during the three months ended June 30, 2010, $150,158 was related to sales of our consumer product Cobroxin and $7,538 was related to clinical research services provided to third parties by our wholly owned subsidiary, ReceptoPharm.  During the three months ended June 30, 2009, all of our sales were related to the provision of clinical research services since we did not commence selling Cobroxin until the fourth quarter of 2009.

Net sales for the periods ending December 31, 2009 and March 31, 2010 were $610,010 and $864,424, respectively. Our sales during this quarter were significantly lower primarily because our licensee, XenaCare Holdings, failed to provide proper advertising and marketing exposure for Cobroxin.  If XenaCare fails to advertise Cobroxin effectively, our revenues may be negatively affected and we will seek new marketing and distribution partners.

Cost of sales for the three months ended June 30, 2010 was $62,934 compared to $3,000 for the three months ended June 30, 2009.  Our cost of sales includes the direct costs associated with the manufacturing of Cobroxin.  Our gross profit margin for the three months ended June 30, 2010 was $94,762 or 60.1%.  A comparison of gross profit from 2010 to 2009 is not meaningful since we did not sell Cobroxin during the quarter ended June 30, 2009.

Salaries and employee benefits for the three months ended June 30, 2010 were $330,284 compared to $127,676 for the comparable period in 2009.  The increase of $202,608 or 158.7% was attributable to the increase in the number of full-time employees from four in 2009 to eleven in 2010.

Selling, general and administrative expenses (“SG&A”) increased $687,145 or 216.9% from $316,787 for the quarter ended June 30, 2009 to $1,003,932 for the quarter ended June 30, 2010.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services.  Also included in SG&A expenses is stock based compensation expense which increased $203,750 or 104.5% from $195,000 for the three month period ended June 30, 2009 to $398,750 for the three month period ended June 30, 2010.  This accounted for approximately 30% of the overall dollar increase in SG&A expenses.  The remaining increase in SG&A expenses is due primarily to the expansion of our operations, including increased marketing expenses related to our upcoming launch of our Nyloxin products both domestically and internationally.

Research and development expenses increased $47,280 or 85.7% from $55,155 for the quarter ended June 30, 2009 to $102,435 for the comparable period in 2010.  Our research expenses are primarily related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound, RPI-78 and costs associated with a clinical trial related to Cobroxin.

Interest expense decreased $5,118 or 28.5%, from $17,965 for the quarter ended June 30, 2009 to $12,847 for the comparable period in 2010.  This decrease was due to an overall lower level of indebtedness during the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.

Our net loss increased by $842,551 or 164.5%, from $512,185 for the quarter ended June 30, 2009 to $1,354,736 for the comparable period in 2010.

Results of Operations – Comparison of Six Month Periods Ending June 30, 2010 and June 30, 2009

Net sales for the six months ended June 30, 2010 were $1,022,120 compared to $26,628 for the six months ended June 30, 2009.  Of the total sales during the six months ended June 30, 2010, $1,014,582 was related to sales of our consumer product, Cobroxin, and $7,538 was related to clinical research services provided by our wholly owned subsidiary, ReceptoPharm, to third parties.  During the six months ended June 30, 2009, all of our sales were related to the provision of clinical research services since we did not commence selling Cobroxin until the fourth quarter of 2009.

Net sales for the periods ending December 31, 2009 and March 31, 2010 were $618,010 and $864,424, respectively. Our sales during this quarter were significantly lower primarily because our licensee, XenaCare Holdings, failed to provide proper advertising and marketing exposure for Cobroxin.  If XenaCare fails to advertise Cobroxin effectively, our revenues may be negatively affected and we will seek new marketing and distribution partners.

Cost of sales for the six months ended June 30, 2010 was $465,476 compared to $3,260 for the six months ended June 30, 2009.  Our cost of sales includes the direct costs associated with the manufacturing of Cobroxin.  Our gross profit margin for the six months ended June 30, 2010 was $556,644 or 54.5%.  A comparison of gross profit from 2010 to 2009 is not meaningful since we did not sell Cobroxin during the six months ended June 30, 2009.

Salaries and employee benefits for the six months ended June 30, 2010 were $587,717 compared to $254,902 for the comparable period in 2009.  The increase of $332,815 or 130.6% was attributable to the increase in the number of full-time employees from four in 2009 to eleven in 2010.

Selling, general and administrative expenses (“SG&A”) increased $999,258 or 226.1% from $441,903 for the six months ended June 30, 2009 to $1,441,161 for the six months ended June 30, 2010.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services.  Also included in SG&A expenses is stock based compensation expense which increased $290,000 or 134.9% from $215,000 for the six month period ended June 30, 2009 to $505,000 for the six month period ended June 30, 2010.  This accounted for approximately 29% of the overall dollar increase in SG&A expenses.  The remaining increase in SG&A expenses is due primarily to the expansion of our operations, including increased marketing expenses related to our upcoming launch of our Nyloxin products both domestically and internationally.

Research and development expenses increased $31,873 or 25.4% from $125,375 for the six months ended June 30, 2009 to $157,248 for the comparable period in 2010.  Our research expenses are primarily related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound, RPI-78, and costs associated with a clinical trial related to Cobroxin.

Interest expense decreased $8,250 or 24.1%, from $34,286 for the six months ended June 30, 2009 to $26,036 for the comparable period in 2010.  This decrease was due to an overall lower level of indebtedness during the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009.

Our net loss increased by $822,420 or 98.7%, from $833,098 for the six months ended June 30, 2009 to $1,655,518 for the comparable period in 2010.

Liquidity and Capital Resources

Our independent registered public accounting firm noted in their report on our consolidated financial statements for the year ended December 31, 2009 that our significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated financial statements for the period ended June 30, 2010, we have an accumulated deficit of $28,228,361 and working capital and stockholders’ deficits of $2,147,401 and $1,994,968, respectively.  In addition, we used $836,580 of cash for operations during the six months ended June 30, 2010.

We currently do not have sufficient cash on hand to sustain us for the next quarter and we will require additional funds in order to execute our operating plan and continue as a going concern.  We estimate that we will require approximately $1,600,000 to fund our existing operations and the operations of our subsidiaries, ReceptoPharm and Designer Diagnostics, over the next twelve months.  These costs include: (i) compensation for our full-time employees; (ii) compensation for two consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

Our ability to meet our future operating expenses is highly dependent on the amount of future revenues.  To the extent that future revenues are insufficient to cover our operating expenses we will need to raise additional capital.  Our management’s plan is to attempt to secure adequate funding to bridge the further commercialization of our Cobroxin and Nyloxin products.  We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may be unable to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  If we are successful at securing additional equity financing, it could result in substantial dilution to existing shareholders.  We may also seek additional loans from our officers and directors; however, there can be no assurance that we will be successful in securing such additional loans.

In the event that financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

Historically, we have relied upon loans from our Chief Executive Officer Rik Deitsch, to fund costs associated with our operations.  These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand.  During the year ended December 31, 2009, we borrowed $546,530 from Mr. Deitsch and repaid him $709,663 bringing the total amount owed to him to $1,151,361 at December 31, 2009.  During the six month period ended June 30, 2010, we repaid Mr. Deitsch an additional $145,000 bringing the total amount owed to him to $1,027,849 at June 30, 2010.  Included in this amount is accrued interest of $232,607.  After to June 30, 2010, we borrowed an additional $190,300 from Mr. Deitsch.

During the year ended December 31, 2009, we raised a total of $3,060,275 through private placements of shares of our common stock.  Of the total, $2,795,900 was raised through the sale of 34,948,750 shares at a price per share of $0.08 and $264,375 was raised through the sale of 10,575,000 shares at a price per share of $0.025.  During the six months ended June 30, 2010 we raised a total of $300,000 through the sale of 3,000,000 shares of our common stock at a price per share of $0.10.  These shares were sold to accredited investors in connection with warrant agreements previously entered into between us and the investors.

Uncertainties and Trends

Our operations and possible revenues are dependent now and in the future upon the following factors:

•	whether Cobroxin, Nyloxin OTC, and Nyloxin Extra Strength will be accepted by retail establishments where they are sold;
•	because Cobroxin is a novel approach to the over-the-counter pain market, whether it will be accepted by consumers over conventional over-the-counter pain products;
•	whether our international drug applications will be approved and in how many countries;
•	whether we will be successful in marketing Cobroxin, Nyloxin OTC and Nyloxin Extra Strength in our target markets and create nationwide and international visibility for our products;
•	whether our drug delivery system, i.e. oral spray and gel, will be accepted by consumers who may prefer a pain pill delivery system;
•	whether competitors’ pain products will be found to be more attractive to consumers;
•	whether we successfully develop and commercialize products from our research and development activities;
•	whether we compete effectively in the intensely competitive biotechnology area;
•	whether we successfully execute our planned partnering and out-licensing products or technologies;
•
whether the recent economic downturn and related credit and financial market crisis will adversely affect our ability to obtain financing, conduct our operations and realize opportunities to successfully bring our technologies to market; and

•	whether we are subject to litigation and related costs in connection with use of products;
•	whether we comply with FDA and other extensive legal/regulatory requirements affecting the healthcare industry.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

•	An obligation under a guarantee contract.
•	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets.
•	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

 Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision of our Chief Executive Officer who is also our Principal Financial and Accounting Officer. Following this inspection, this officer concluded that our disclosure controls and procedures were effective as of June 30, 2010, the end of the period covered by this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc.

On August 18, 2006, ReceptoPharm was named as a defendant in Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.:18247/06 (New York Supreme Court, Queens County).  The original proceeding claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and shareholder and several corporations that she claims to own, the sum of $118,928 plus interest and counsel fees on a series promissory notes that were allegedly executed in 2001 and 2002.  On August 23, 2007, the Queens County New York Supreme Court issued a decision denying Plaintiffs motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes.  On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims seeking damages of no less than $768,506 on their claims that in or about June 2004 ReceptoPharm breached its fiduciary duty to the Plaintiffs as shareholders of ReceptoPharm by wrongfully canceling certain of their purported ReceptoPharm share certificates. The damages associated with the Plaintiff's claims could rise as the result of increases in our share price as the ReceptoPharm shares may be convertible into shares of our common stock.

In late 2009, Plaintiffs filed a motion seeking to further amend their complaint alleging that ReceptoPharm violated Plaintiffs contractual and statutory rights by cancelling additional ReceptoPharm share certificates totaling 1,214,800 shares and failing to permit the Plaintiffs to exercise dissenting shareholder rights with respect to those share certificates. In a decision and order dated March 22, 2010, the court denied Plaintiffs' motion to further amend their complaint to assert claims regarding the 1,214,800 shares. However, the Plaintiffs have moved to reargue the court's decision on their motion to amend, and also have filed a notice of appeal of the court's decision denying the motion to amend, in the event that the court, on re-argument, affirms its previous decision denying the motion to amend.

The damages associated with the Plaintiff's claims could rise in the event that the court ultimately permits them to assert their proposed new claims regarding the 1,214,800 shares.

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes.  In addition, Receptopharm has opposed the Plaintiffs' recent motion to amend and the motion is currently pending before the Court.  Discovery in this matter is ongoing.  We intend to vigorously contest this matter.

Item 1A.  Risk Factors

As a Smaller Reporting Company, we are not required to provide the information required by this item; however, our disclosure under Forward Looking Statements of this report contains various risks that we are subject to.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2010, we sold 500,000 shares at a price per share of $0.10 to an accredited investor and received cash proceeds of $50,000.  These shares were sold in connection with the exercise of warrants and were issued on May 7, 2010.

In April and May 2010, we sold 1,000,000 shares at a price per share of $0.10 to an accredited investor and received cash proceeds of $100,000.  These shares were sold in connection with the exercise of warrants and were issued on May 7, 2010.

In May 2010, we sold 1,000,000 shares at a price per share of $0.10 to an accredited investor and received cash proceeds of $100,000.  These shares were sold in connection with the exercise of warrants and were issued on May 7, 2010.

In May 2010, we issued 250,000 shares of restricted common stock to a consultant for services rendered.  The shares were valued at $0.32 per share, which was the fair market value of the Company’s common stock on the date of issuance.

In June 2010, we sold 500,000 shares at a price per share of $0.10 to an accredited investor and received cash proceeds of $50,000.  These shares were sold in connection with the exercise of warrants and were issued on June 30, 2010.

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

Dated: August 16, 2010

NUTRA PHARMA CORP.
Registrant

/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer