Form 10-Q
period 2010-09-30
NUTRA PHARMA CORP
filed 2010-11-15
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of November 9, 2010, 2010 was 277,177,632.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$78,760	$802,875
Accounts receivable	155,795	239,583
Inventory	268,998	165,786
Prepaid expenses	124,382	23,290
Total current assets	627,935	1,231,534
Property and equipment, net	73,123	12,369
Other assets	69,363	8,803
TOTAL ASSETS	$770,421	$1,252,706

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$524,207	$104,223
Accrued expenses	907,212	960,548
Due to officers	1,323,450	1,252,385
Other loans payable	332,507	80,000
Total current liabilities	3,087,376	2,397,156

Stockholders' deficit:

Common stock, $0.001 par value, 2,000,000,000 shares authorized; 276,175,232 and 270,425,232 shares issued and outstanding, respectively	276,176	270,426
Additional paid-in capital	26,807,217	25,157,967
Deferred compensation	(531,250)	-
Accumulated deficit	(28,869,098)	(26,572,843)
Total stockholders' deficit	(2,316,955)	(1,144,450)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$770,421	$1,252,706

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations  - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$359,936	$900	$1,382,056	$27,528

Cost of sales	104,083	-	569,559	3,260
Gross profit	255,853	900	812,497	24,268
Costs and expenses:
Salaries and employee benefits	317,041	127,532	904,758	382,434
Selling, general and administrative - including stock based compensation of $318,750, $195,000, $823,750 and $410,000	575,074	515,859	2,016,235	1,047,762
Research and development	17,553	91,580	174,801	126,955
Interest expense	36,922	20,957	62,958	55,243

Total costs and expenses	946,590	755,928	3,158,752	1,612,394

Loss from operations	(690,737)	(755,028)	(2,346,255)	(1,588,126)

Other income
Consulting income	50,000	-	50,000	-

Net loss	$(640,737)	$(755,028)	$(2,296,255)	$(1,588,126)

Per share information - basic and diluted:
Loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding	276,175,232	224,710,545	274,055,747	217,217,631

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows - Unaudited

	Nine Months Ended September 30,
	2010	2009
Net cash used in operating activities	$(1,216,012)	$(1,115,011)

Cash flows from investing activities:
Acquisition of property and equipment	$(72,003)	$-

Cash flows from financing activities:
Common stock issued for cash	300,000	3,060,275
Proceeds from notes payable	230,000	40,000
Repayment of notes payable	-	(80,000)
Loans from stockholders	190,300	546,530
Repayment of stockholder loans	(156,400)	(506,250)
Net cash provided by financing activities	$563,900	$3,060,555

Net (decrease) increase in cash	(724,115)	1,945,544
Cash - beginning of period	802,875	50,910
Cash - end of period	$78,760	$1,996,454

Supplemental Cash Flow Information:
Cash paid for interest	$3,286	$-
Cash paid for income taxes	$-	$-
Stock issued for deferred compensation	$1,275,000	$-
Common stock issued for services	$823,750	$410,000

See the accompanying notes to the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2010

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nutra Pharma Corp. ("Nutra Pharma" or "the Company") is a holding company that owns intellectual property and operations in the biotechnology industry.  Nutra Pharma incorporated under the laws of the state of California on February 1, 2000, under the original name of Exotic-Bird.com.

Through its wholly-owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics, Inc. (“Designer Diagnostics”), the Company conducts drug discovery research and development activities.  In October 2009, the Company launched its first consumer product called Cobroxin, an over-the-counter pain reliever designed to treat moderate to severe chronic pain.

Principles of Consolidation

The condensed consolidated financial statements presented herein include the accounts of Nutra Pharma and its wholly-owned subsidiaries, Designer Diagnostics and ReceptoPharm.

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

The Company has experienced a net loss of $2,296,255 for the nine months ended September 30, 2010, and has an accumulated deficit of $28,869,098 at September 30, 2010.  In addition, the Company used $1,216,012 of cash for operations during the nine months ended September 30, 2010 and had working capital and stockholders’ deficits at September 30, 2010 of $2,459,441 and $2,316,955, respectively.

The Company currently does not have sufficient cash to sustain itself for the next quarter and will require additional financing in order to execute its operating plan and continue as a going concern.  Management’s plan is to attempt to secure adequate funding to bridge the commercialization of its Cobroxin and Nyloxin products.  Management cannot predict whether additional financing will be in the form of equity, debt, or another form and the Company may be unable  to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that the Company is unsuccessful in increasing its revenues and profits, it may be unable to implement its current plans for expansion, repay its obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on its business prospects, financial condition and results of operations.

After September 30, 2010, the Company entered into an agreement with an investor to purchase up to $10,000,000 worth of Nutra Pharma common stock.  On November 9, 2010, the  Company received $200,000 related to this transaction   in exchange for 1,666,667 shares of common stock and warrants to purchase $1,666,667 additional shares of common stock at an exercise price of $0.15 per share.  The remaining financing under this transaction deal will  be unavailable until a registration statement becomes effective for the shares issued under the agreement.

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
September 30, 2010

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  There was no allowance at September 30, 2010.

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
September 30, 2010

Recent Accounting Pronouncements

The following Accounting Standards Codification Updates have been issued, or became effective, since the beginning of the current period covered by these financial statements:

Pronouncement	Issued	Title
ASSASU No. 2010-01	January 2010	Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force

AS ASU No. 2010-02	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification

A ASU No. 2012-03	January 2010	Extractive Activities – Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures

AS ASU No. 2010-04	January 2010	Accounting for Various Topics: Technical Corrections to SEC Paragraphs

ASU No. 2010-05	January 2010	Compensation - Stock Compensation (Topic718): Escrowed Share Arrangements and the Presumption of Compensation

ASU No. 2010-06	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

AS ASU No. 2010-07	January 2010	Not-for-Profit Entities (Topic 958): Not-for-Profit Entities – Mergers and Acquisitions

AS ASU No. 2010-08	February 2010	Technical Corrections to Various Topics

AS ASU No. 2010-09	February 2010	Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements

AS ASU No. 2010-10	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds

AS ASU No. 2010-11	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2010

AS ASU No. 2010-12	April 2010	Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update)

AS ASU No. 2010-13	April 2010
Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force

AS ASU No. 2010-14	April 2010	Accounting for Extractive Activities—Oil & Gas—Amendments to Paragraph 932-10-S99-1 (SEC Update)

AS ASU No. 2010-15	April 2010
Financial Services—Insurance (Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments—a consensus of the FASB Emerging Issues Task Force

A ASU No. 2010-16	April 2010	Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities—a consensus of the FASB Emerging Issues Task Force

AS ASU No. 2010-17	April 2010	Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force

AS ASU No. 2010-18	April 2010	Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force

AS ASU No. 2010-19	May 2010	Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates

AS ASU No. 2010-20	July 2010	Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

AS ASU No. 2010-21	August 2010
Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies

AS ASU No. 2010-22	August 2010	Accounting for Various Topics-Technical Corrections to SEC Paragraphs

AS ASU No. 2010-23	August 2010	Health Care Entities (Topic 954): Measuring Charity Care for Disclosure

AS ASU No. 2010-24	August 2010	Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries

AS ASU No. 2010-25	September 2010	Plan Accounting-Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans

AS ASU No. 2010-26	October 2010	Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our condensed consolidated financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our consolidated financial statements.

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2010

2.  INVENTORIES

At September 30, 2010, inventory of $268,998 consisted of $252,829 of raw materials and $16,169 of finished goods.  At December 31, 2009, inventory of $165,786 consisted entirely of raw materials.

3.  DUE TO OFFICERS

Officers' Loans

During the year ended December 31, 2009, the Company borrowed $546,530 from its President, Rik Deitsch, and repaid him $709,663, bringing the total amount owed to Mr. Deitsch to $1,151,361 at December 31, 2009.  Included in the amount owed to Mr. Deitsch is $211,119 of accrued interest.

During the nine month period ended September 30, 2010, the Company borrowed a total of $196,300 and repaid a total of $162,400 from Mr. Deitsch for a net borrowing of $33,900 during that nine month period.  At September 30, 2010, we owe Mr. Deitsch  the total amount  of $1,218,627, which amount  includes $244,485 of accrued interest.  This loan is due on demand and bears interest at a rate of 4% per annum.

At September 30, 2010, the Company was indebted to Paul Reid, President of ReceptoPharm, in the amount of $104,823.  This amount includes accrued interest of $24,996.  This loan is due on demand and bears interest at a rate of 5% per annum.  The loan is secured by certain intellectual property of ReceptoPharm.  At December 31, 2009, the Company owed Mr. Reid $101,024, of which amount $21,197 was for accrued interest.

4. OTHER LOANS

Director's Loans
During the third quarter the Company borrowed $200,000 from one of its directors.  This loan is expected to be repaid in six months to a year from the date of the loan along with interest calculated at 10% straight interest for the first month plus 12% annum calculated monthly after 30 days from funding.

5. RELATED PARTIES TRANSACTIONS

During the year ended December 31, 2008, ReceptoPharm, the Company's wholly-owned subsidiary, entered into a contract for the production of a drug (Crotoxin) with Celtic Biotech, Ltd a company based in Dublin, Ireland. An officer of ReceptoPharm is related to the Managing Director of Celtic Biotech, Ltd. The contract has a total budget of $134,336 and is expected to be completed in early 2011. The initial deposit of $40,301 has been deemed earned and has been recorded as revenue in the quarter ending September 30, 2010.

6. STOCKHOLDERS' DEFICIT

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

7.  STOCK OPTIONS AND WARRANTS

On September 30, 2010, the Company had a total of 45,315,000 stock options and warrants outstanding at a weighted average exercise price of $0.10.  There were no awards of options or warrants during the nine months ended September 30, 2010 and all outstanding options are vested and exercisable.

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2010

8.  COMMITMENTS AND CONTINGENCIES

Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc.

On August 18, 2006, ReceptoPharm was named as a defendant in Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.:18247/06 (New York Supreme Court, Queens County).  The original proceeding claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and shareholder and several corporations that she claims to own, the sum of $118,928 plus interest and counsel fees on a series promissory notes that were allegedly executed in 2001 and 2002.  On August 23, 2007, the Queens County New York Supreme Court issued a decision denying Plaintiffs' motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes.  On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims seeking damages of no less than $768,506 on their claims that in or about June 2004 ReceptoPharm wrongfully cancelled certain of their purported ReceptoPharm share certificates.

In late 2009, Plaintiffs filed a motion seeking to further amend their complaint alleging that ReceptoPharm violated Plaintiffs contractual and statutory rights by cancelling additional ReceptoPharm share certificates totaling 1,214,800 shares and failing to permit the Plaintiffs to exercise dissenting shareholder rights with respect to those share certificates. The court ultimately granted Plaintiffs permission to further amend their complaint in a decision and order dated July 14, 2010. ReceptoPharm has moved to dismiss and/or to strike portions of Plaintiffs' latest amended complaint, and the motion currently is pending.

The damages associated with the Plaintiffs' claims could rise as the result of increases in our share price as the ReceptoPharm shares may be convertible into shares of our common stock.

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, and breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes.  Discovery in this matter is ongoing.  We intend to vigorously contest this matter.

Concentrations

During the nine months ended September 30, 2010, 96% of the Company’s sales were to a single customer.

9.  SUBSEQUENT EVENTS

Additional Officer Loans

Subsequent to September 30, 2010 and through November 15, 2010, the date of the filing of its third quarter report the Company received additional advances from its President, Rik Deitsch in the amount of $25,000 and repaid Mr. Deitsch $49,900 for a net repayment of $24,900.  The amount owed to Mr. Deitsch at November 15, 2010 was $1,197,802, which includes $248,559 of accrued interest

On October 29, 2010 the Department of the Treasury notified the Company that it had approved a grant in the amount of $244,479 based on the Company's application submitted to the Internal Revenue Service on July 20, 2010 requesting certification for qualified investments in a qualifying therapeutic discovery project under section 48D of the Internal Revenue Code.

On November 8, 2010 the Company signed a $10 million dollar purchase agreement with Lincoln Park Capital Fund, LLC, an Illinois limited liability company. Upon signing the agreement Nutra Pharma received on November 9, 2010  $200,000 in exchange for 1,666,667 shares of  common stock and warrants to purchase 1,666,667 shares of common stock at an exercise price of $0.15 per share. A copy of the agreement and description of the terms is included in Form 8-K which the Company filed on November 12, 2010.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending September 30, 2010 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to the following risks in connection with our business: (a) we have experienced recurring net losses and have a working capital deficiency, which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results;  (c) our operations are dependent upon generating sufficient revenues from product sales and clinical research services and/or obtaining equity or other  financing; (d) we are subject to substantial U.S. Food and Drug Administration ("FDA") and other regulations, which may subject us to substantial   cost increases; (e) a market for our products and technologies may never develop; (f) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (g) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (h) to date, we have not generated any significant revenues; (i) to date, none of our prescription drug candidates  have received FDA drug orphan status approval;  (j) should we continue to have insufficient funds to conduct our operations, development of our possible future products will be negatively impacted; (k) we may be unable to compete against our competitors in the homeopathic product, medical device and biopharmaceutical markets since our competitors have superior financial and technical resources than we do; (l) we completed our acquisition of ReceptoPharm as our wholly owned subsidiary in April 2008; our operations and financial condition will be negatively affected if we fail to efficiently manage their operations and their expansion plans pending adequate financing;  (m)  if our distributor, XenaCare Holdings, Inc. (“XenaCare”) fails to accomplish its stated domestic advertising campaign for Cobroxin, our revenues will be negatively affected; and   (n) if we fail to generate adequate revenues from our first products, Cobroxin and Nyloxin, our financial condition will be negatively affected.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the first, second and third quarter of 2010 has focused upon marketing our fully developed three homeopathic drugs for the treatment of pain:

•	Cobroxin, an over the counter pain reliever designed to treat moderate to severe (Stage 2) chronic pain; and

•	Nyloxin (Stage 2 Pain) and Nyloxin Extra Strength (Stage 3 Pain).

We will continue this focus during the remainder of 2010.

During our third quarter of 2010, the following has occurred:

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

Pepteron, an Antiviral Therapy

During July 2010, ReceptoPharm presented its novel antiviral therapy, Pepteron, at the International AIDS Conference in Vienna, Austria.  Pepteron is based on our leading drug candidate, RPI-MN, which has been shown to inhibit the entry of several viruses that are known to cause severe neurologic damages in diseases such as encephalitis and HIV.

Product Advertising/Product Distribution

According to our US distributor, XenaCare, the Cobroxin advertising campaign began during July 2010 and is scheduled to run through December 2010. To date, XenaCare has reported to us that Cobroxin advertising has appeared on CNN, Fox News, Food, Travel, ESPN, USA, Lifetime, CNBC, Comedy Central, AMC, History, Discovery, Fox Sports, Headline News (HLN), and Home and Garden as well as Los Angeles, Tampa, Atlanta and Houston based radio stations. As of October 31, 2010, XenaCare reported to us that Cobroxin has been aired in 690 television commercials, a difference of 1825 commercials from the 2515 forecasted by  Xenacare at year-end December 31, 2010. After the year ended December 31, 2010 we will determine whether XenaCare has met its projected air time for Cobroxin and we retain the right to adjust certain provisions of the agreement.

Product Distribution

In June 2010, we entered into a partnership with the healthcare products distributor, Henry Schein, Inc., for distribution of our Nyloxin-branded pain relievers in the United States. Henry Schein, which ranks #339 on the Fortune 500 list, is one of the largest distributor of healthcare products and services to medical, dental, and veterinary office-based practitioners in the world (www.henryschein.com). With more than 12,500 “Team Schein Members” worldwide, Henry Schein currently serves approximately 45% of the estimated 250,000 U.S. office-based physician practices, surgical centers and other alternate-care sites.

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

In August 2010, we began our drug registration process in India for Nyloxin.  We have been seeking a relationship with an India-based pharmaceutical company to support the launch, marketing and sales of Nyloxin throughout India.

In September 2010, we introduced “Nyloxin for Pets”, a treatment for moderate to severe chronic pain in companion animals.

In October 2010, we announced Nutritional Alliance as our global sales agent for our Nyloxin pain relievers intended for the human and animal health markets. Nutritional Alliance is considered one of the premier sales brokerage firms in the United States according to its own website at www.nutritionalalliance.com  and they specialize in products distributed through food, drug and mass retailers as well as medical product distributors.

Drug Registration

In June 2010, we began the drug registration process in Panama and Mexico for our Nyloxin Pain Reliever.  In August 2010, we began the drug registration process in India for our Nyloxin Pain Reliever. Additionally, we have ongoing drug registrations being completed in Europe, Canada, Colombia, and Brazil.

Retail Sales and Distribution

During the third quarter of 2010, we generated revenues of $311,701 from Cobroxin sales.  Our collective revenues for the first three quarters of 2010 are $1,326,283.  During the first three 2010 quarters, we continued to focus on expanding brand awareness for our over-the-counter pain relievers, Cobroxin, Nyloxin and Nyloxin Extra Strength by: (a) coordinating  marketing and awareness for those pain relievers through attendance at various conferences; (b) seeking out additional international distribution partners for our Nyloxin branded pain relievers, (c) assisting XenaCare, our U.S. Cobroxin distributor, with the creation of marketing and advertising materials, including print advertisements, television commercials, packaging enhancements and television interviews; and (d) coordinating our ongoing drug registration process in Europe, Canada, Brazil and Colombia, Panama, Mexico, and India, including reviewing distributor candidates within those territories. We plan to continue our brand development and operations during the remainder of 2010 by continuing the above efforts, researching potential product line extensions for our branded pain relievers and organizing clinical studies that support our current drug products and advance our current research and development pipeline.

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

In November 2009, XenaCare began selling Cobroxin to brick-and-mortar retailers, including distribution to CVS in March 2010 and Walgreens in May 2010. To support ongoing sales, XenaCare intends to conduct a marketing campaign, consisting of print, online and broadcast advertising.

Cobroxin is available at the following retailers:

•	CVS

•	Walgreens

•	Winn Dixie

•	Support Plus

•	e Vitamins

•	Duane “Reade”

•	Overstock.com

•	Kerr Drug

•	Meijer

•	Quick2You.com

•	Johnson Smith & Co

•	Benchmark Brands

•	Hannaford

•	Kinney Drug

•	Value Drug

•	Amerimark

•	Vitamin World

•	Drugstore.com

•	Sweetbay

•	CDMA

•	Amazon.com

•	Dr. Leonard’s

•	Publix

•	Rite Aid

•	Cardinal Health

•	Imperial

•	DermaDoctor

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

Nyloxin/Nyloxin Extra Strength

Nyloxin and Nyloxin Extra Strength are similar to Cobroxin in that they both contain the same active ingredient as Cobroxin, Asian cobra venom.  The primary difference between Nyloxin, Nyloxin Extra Strength and Cobroxin is the dilution level of the venom. The approximate dilution levels for Nyloxin, Nyloxin Extra Strength and Cobroxin are as follows:

Nyloxin

•	Topical Gel: 30 mcg/mL

•	Oral Spray: 70 mcg/mL

Nyloxin Extra Strength

•	Topical Gel: 60 mcg/mL

•	Oral Spray: 140 mcg/mL

Cobroxin

•	Topical Gel: 20 mcg/mL

•	Oral Spray: 35 mcg/mL

We intend to market Nyloxin and Nyloxin Extra Strength as treatments for moderate to severe chronic pain during our fourth quarter of 2010, pending successful completion of international drug applications.   Nyloxin will be available as an oral spray for treating back pain, neck pain, headaches, joint pain, migraines, and neuralgia and as a topical gel for treating joint pain, neck pain, arthritis pain, and pain associated with repetitive stress.  Nyloxin Extra Strength will be available as an oral spray and gel application for treating the same physical indications, but is aimed at treating the most severe (Stage 3) pain that inhibits one’s ability to function fully.

We intend to begin selling Nyloxin Extra Strength in the form of topical gel and oral spray products outside of the United States upon completion of international drug registrations, which we estimate will be completed during the fourth quarter of 2010.  Additionally, we plan to complete two human clinical studies aimed at comparing the ability of Nyloxin Extra Strength to replace prescription pain relievers. We originally believed that these studies would begin during the second quarter of 2010; however, these studies have been delayed because of lack of funding.  We expect that these studies will begin by the second quarter of 2011.

In December 2009, we began marketing Nyloxin and Nyloxin Extra Strength at www.nyloxin.com. Both Nyloxin and Nyloxin Extra Strength will be packaged in a roll-on container, squeeze bottle and as an oral spray. Additionally, Nyloxin topical gel will be available in an 8oz pump bottle.

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

Revenue Recognition:  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. There was no provision for sales returns at September 30, 2010 as all products sold as of that date have been accepted by our customer and contractually we are not obligated to accept returns.

Accounts Receivable and Allowance for Doubtful Accounts:  Our accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  There was no allowance for doubtful accounts at September 30, 2010.

Inventory Obsolescence:  Inventories are valued at the lower of cost or market value using the average cost method.  We periodically perform an evaluation of inventory for excess and obsolete items.  At September 30, 2010, our inventory consisted of finished goods and raw materials that are utilized in the manufacturing of finished goods.  These raw materials generally have expiration dates in excess of 10 years.  We performed an evaluation of our inventory and determined that at September 30, 2010, there were no obsolete or excess items.

 Long-Lived Assets:  The carrying value of long-lived assets is reviewed annually and on a regular basis for the existence of facts and circumstances that may suggest impairment.  If indicators of impairment are present, we determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount.  If less, we measure the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the impaired assets.   We do not believe there to be any impairments of long-lived assets as of September 30, 2010.

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

Results of Operations – Comparison of Three Month Periods Ended September 30, 2010 and September 30, 2009

Net sales for the three months ended September 30, 2010 were $359,936 compared to $900 for the three months ended September 30, 2009.  Of the total sales during the three months ended September 30, 2010, $311,701 was related to sales of our consumer product Cobroxin and $48,235 was related to clinical research services provided to third parties by our wholly owned subsidiary, ReceptoPharm.

Cost of sales for the three months ended September 30, 2010 was $104,083 compared to $0 for the three months ended September 30, 2009.  Our cost of sales includes the direct costs associated with the manufacturing of Cobroxin.  Our gross profit margin for the three months ended September 30, 2010 was $255,853 or 71%.  A comparison of gross profit from 2010 to 2009 is not meaningful since we did not sell Cobroxin during the quarter ended September 30, 2009.

Salaries and employee benefits for the three months ended September 30, 2010 were $317,041 compared to $127,532 for the comparable period in 2009.  The increase of $189,509 was attributable to the increase in the number of full-time employees from four in 2009 to eleven in 2010.

Selling, general and administrative expenses (“SG&A”) increased $59,215 or 11% from $515,859 for the quarter ended September 30, 2009 to $575,074 for the quarter ended September 30, 2010.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services.  Also included in SG&A expenses is stock based compensation expense which increased $123,750 or 63 % from $195,000 for the three month period ended September 30, 2009 to $318,750 for the three month period ended September 30, 2010. This accounted for all of the dollar increase in G&A expenses.

Research and development expenses decreased $74,027or 81% from $91,580 for the quarter ended September 30, 2009 to $17,553for the comparable period in 2010.  Our research expenses are primarily related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound, RPI-78 and costs associated with a clinical trial related to Cobroxin.

Interest expense increased $15,965 or 76%, from $20,957 for the quarter ended September 30, 2009 to $36,922 for the comparable period in 2010.

Our net loss decreased by $114,291 or 15%, from $755,028 for the quarter ended September 30, 2009 to $640,737 for the comparable period in 2010.

Results of Operations – Comparison of Nine Month Periods Ending September 30, 2010 and September 30, 2009

Net sales for the nine months ended September 30, 2010 were $1,382,056 compared to $27,528 for the nine months ended September 30, 2009.  Of the total sales during the nine months ended September 30, 2010, $1,326,283 was related to sales of our consumer product, Cobroxin, and $55,773 was related to clinical research services  provided to third parties by our wholly owned subsidiary, ReceptoPharm.. During the nine months ended September 30, 2009, all of our sales were related to the provision of clinical research services since we did not commence selling Cobroxin until the fourth quarter of 2009.

Cost of sales for the nine months ended September 30, 2010 was $569,559 compared to $3,260 for the nine months ended September 30, 2009.  Our cost of sales includes the direct costs associated with the manufacturing of Cobroxin.  Our gross profit margin for the nine months ended September 30, 2010 was $812,497 or 59%.

Salaries and employee benefits for the nine months ended September 30, 2010 were $904,758 compared to $382,434 for the comparable period in 2009.  The increase of $522,324 or 136% was attributable to the increase in the number of full-time employees from four in 2009 to eleven in 2010.

Selling, general and administrative expenses (“SG&A”) increased $968,473 or 92% from $1,047,762 for the nine months ended September 30, 2009 to $2,016,235 for the nine months ended September 30, 2010.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services.  Also included in SG&A expenses is stock based compensation expense which increased $413,750 or 100% from $410,000 for the nine month period ended September 30, 2009 to $823,750 for the nine month period ended September 30, 2010.  This accounted for approximately 43% of the overall dollar increase in SG&A expenses.  The remaining increase in SG&A expenses is due primarily to the expansion of our operations, including increased marketing expenses related to our upcoming launch of our Nyloxin products both domestically and internationally.

Research and development expenses increased $47,846 or 38% from $126,955 for the nine months ended September 30, 2009 to $174,801 for the comparable period in 2010.  Our research expenses are primarily related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound, RPI-78, and costs associated with a clinical trial related to Cobroxin.

Interest expense increased $7,715 or 14%, from $55,243 for the nine months ended September 30, 2009 to $62,958 for the comparable period in 2010. This increase is due to an increase in short term loans used for working capital.

Our net loss increased by $708,129 or 45%, from $1,588,126 for the nine months ended September 30, 2009 to $2,296,255 for the comparable period in 2010. This increase is due principally to an increase in non-stock compensation and salaries.

Liquidity and Capital Resources

Our independent registered public accounting firm noted in their report on our consolidated financial statements for the year ended December 31, 2009 that our significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated financial statements for the period ended September 30, 2010, we have an accumulated deficit of $28,869,098 and working capital and stockholders’ deficits of $2,459,441 and $2,316,955, respectively.  In addition, we used $1,216,012 of cash for operations during the nine months ended September 30, 2010.

We currently have insufficient cash on hand to sustain us for the next quarter and we will require additional funds in order to execute our operating plan and continue as a going concern.  We estimate that we will require approximately $1,600,000 to fund our existing operations and the operations of our subsidiaries, ReceptoPharm and Designer Diagnostics, over the next twelve months.  These costs include: (i) compensation for our full-time employees; (ii) compensation for two consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

After  September 30, 2010, we  entered into an agreement with an investor to purchase up to $10,000,000 worth of  our common stock.  We received $200,000 related to this transaction  on November 9, 2010 in exchange for 1,666,667 shares of common stock and warrants to purchase $1,666,667 additional shares of common stock at an exercise price of $0.15 per share.  The remaining financing under the transaction  will not be available until a registration statement becomes effective for the shares issued under the agreement.

In the event that additional financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

Historically, we have relied upon loans from our Chief Executive Officer Rik Deitsch, to fund costs associated with our operations.  These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand.  During the year ended December 31, 2009, we borrowed $546,530 from Mr. Deitsch and repaid him $709,663 bringing the total amount owed to him to $1,151,361 at December 31, 2009.  During the nine month period ended September 30, 2010, we borrowed $196,300 and repaid $162,400 for a net borrowing of $33,900 from Mr. Deitsch, bringing the total amount owed to Mr. Deitsch to $1,218,627 at September 30, 2010.  This amount includes $244,485 of accrued interest.  After  September 30, 2010, we  received additional advances in the amount of $25,000 and repaid Mr. Deitsch $49,900 for a net repayment of $24,900.  The amount owed to Mr. Deitsch at November 15, 2010 was $1,197,802, which includes $248,559 of accrued interest.

During the year ended December 31, 2009, we raised a total of $3,060,275 through private placements of shares of our common stock.  Of the total, $2,795,900 was raised through the sale of 34,948,750 shares at a price per share of $0.08 and $264,375 was raised through the sale of 10,575,000 shares at a price per share of $0.025.  During the nine months ended September 30, 2010 we raised a total of $300,000 through the sale of 3,000,000 shares of our common stock at a price per share of $0.10.  These shares were sold to accredited investors in connection with warrant agreements previously entered into between us and the investors.

Uncertainties and Trends

Our operations and possible revenues are dependent now and in the future upon the following factors:

•	whether Cobroxin, Nyloxin, and Nyloxin Extra Strength will be accepted by retail establishments where they are sold;

•	because Cobroxin is a novel approach to the over-the-counter pain market, whether it will be accepted by consumers over conventional over-the-counter pain products;

•	whether our international drug applications will be approved and in how many countries;

•	whether we will be successful in marketing Cobroxin, Nyloxin and Nyloxin Extra Strength in our target markets and create nationwide and international visibility for our products;

•	whether our drug delivery system, i.e. oral spray and gel, will be accepted by consumers who may prefer a pain pill delivery system;

•	whether competitors’ pain products will be found to be more attractive to consumers;

•	whether we successfully develop and commercialize products from our research and development activities;

•	whether we compete effectively in the intensely competitive biotechnology area;

•	whether we successfully execute our planned partnering and out-licensing products or technologies;

•
whether the recent economic downturn and related credit and financial market crisis will adversely affect our ability to obtain financing, conduct our operations and realize opportunities to successfully bring our technologies to market;

•	whether we are subject to litigation and related costs in connection with use of products;

•	whether we will have to replace our domestic distributor/advertiser, XenaCare with another distributor and whether that will cause interruptions in our operations;

•	whether we comply with FDA and other extensive legal/regulatory requirements affecting the healthcare industry.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

•	An obligation under a guarantee contract.

•	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets.

•	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision of our Chief Executive Officer who is also our Principal Financial and Accounting Officer. Following this inspection, this officer concluded that our disclosure controls and procedures were effective as of September 30, 2010, the end of the period covered by this report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 18, 2006, ReceptoPharm was named as a defendant in Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.:18247/06 (New York Supreme Court, Queens County).  The original proceeding claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and shareholder and several corporations that she claims to own, the sum of $118,928 plus interest and counsel fees on a series promissory notes that were allegedly executed in 2001 and 2002.  On August 23, 2007, the Queens County New York Supreme Court issued a decision denying Plaintiffs' motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes.  On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims seeking damages of no less than $768,506 on their claims that in or about June 2004 ReceptoPharm wrongfully cancelled certain of their purported ReceptoPharm share certificates.

In late 2009, Plaintiffs filed a motion seeking to further amend their complaint alleging that ReceptoPharm violated Plaintiffs contractual and statutory rights by cancelling additional ReceptoPharm share certificates totaling 1,214,800 shares and failing to permit the Plaintiffs to exercise dissenting shareholder rights with respect to those share certificates. The court ultimately granted Plaintiffs permission to further amend their complaint in a decision and order dated July 14, 2010. ReceptoPharm has moved to dismiss and/or to strike portions of Plaintiffs' latest amended complaint, and the motion currently is pending.

The damages associated with the Plaintiffs' claims could rise as the result of increases in our share price as the ReceptoPharm shares may be convertible into shares of our common stock.

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, and breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes.  Discovery in this matter is ongoing.  We intend to vigorously contest this matter.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Subsequent Event

As noted in footnote 9 to our financial statements contained herein, on November 8, 2010, we signed a $10 million dollar purchase agreement with Lincoln Park Capital Fund, LLC, an Illinois limited liability company.   On the following day, we received  $200,000 in exchange for 1,666,667 shares of common stock and warrants to purchase 1,666,667 shares of our common stock at an exercise price of $0.15 per share.  A copy of the agreement and description of the terms are included in Form 8-K, which we filed on November 12, 2010.

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

NUTRA PHARMA CORP. Registrant

Dated: November 15, 2010	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer