Form 10-Q/A
period 2010-09-30
NUTRA PHARMA CORP
filed 2011-01-05
CIK 1119643

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

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q/A for the period ending September 30, 2010 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to the following risks in connection with our business: (a) we have experienced recurring net losses and have a working capital deficiency, which raises substantial doubt about our ability to continue as a going concern; (b) our history of losses makes it difficult to evaluate our current and future business and our future financial results;  (c) our operations are dependent upon generating sufficient revenues from product sales and clinical research services and/or obtaining equity or other  financing; (d) we are subject to substantial U.S. Food and Drug Administration ("FDA") and other regulations, which may subject us to substantial   cost increases; (e) a market for our products and technologies may never develop; (f) if we fail to adequately protect our patents, we may be unable to proceed with development of potential drug products; (g) we are dependent upon patents, licenses and other proprietary rights from third parties; should we lose such rights our operations will be negatively affected; (h) to date, we have not generated any significant revenues; (i) to date, none of our prescription drug candidates  have received FDA drug orphan status approval;  (j) should we continue to have insufficient funds to conduct our operations, development of our possible future products will be negatively impacted; (k) we may be unable to compete against our competitors in the homeopathic product, medical device and biopharmaceutical markets since our competitors have superior financial and technical resources than we do; (l) we completed our acquisition of ReceptoPharm as our wholly owned subsidiary in April 2008; our operations and financial condition will be negatively affected if we fail to efficiently manage their operations and their expansion plans pending adequate financing;  (m)  if our distributor, XenaCare Holdings, Inc. (“XenaCare”) fails to accomplish its stated domestic advertising campaign for Cobroxin, our revenues will be negatively affected; and   (n) if we fail to generate adequate revenues from our first products, Cobroxin and Nyloxin, our financial condition will be negatively affected.

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

NUTRA PHARMA CORP. Registrant

Dated: January 5, 2011	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer