Form 10-K
period 2010-12-31
NUTRA PHARMA CORP
filed 2011-04-01
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

As of March 18, 2011, there were 285,194,335 shares of common stock.

Nutra Pharma Corp and its wholly owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics, Inc. (“Designer Diagnostics”) are referred to herein as “we”, “our” or “us” (ReceptoPharm and Designer Diagnostics are also individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2010 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

Item 1. Business

Introduction

We were incorporated in the state of California on February 1, 2000. We have conducted our operations since October 2003.

We are a biopharmaceutical company that engages in the acquisition, licensing and commercialization of pharmaceutical products and technologies as well as homeopathic and ethical drugs for the management of pain, neurological disorders, cancer, autoimmune and infectious diseases. An ethical drug is a licensed drug that has obtained Federal Drug Administration (“FDA”) approval after extensive pre-clinical and clinical testing. We seek strategic licensing partnerships to reduce the risks associated with the drug development process.

Our wholly owned subsidiary and drug discovery arm, ReceptoPharm, carries out our homeopathic and drug discovery research and clinical development and has fully developed three homeopathic drugs for the treatment of pain:

•	Cobroxin®, an over-the-counter pain reliever designed to treat moderate to severe (Stage 2) chronic pain; and
•	Nyloxin™ and Nyloxin™ Extra Strength: stronger versions of Cobroxin®

Our business plan will continue its efforts to produce, market and distribute our Cobroxin® and Nyloxin™ branded products both domestically and internationally.

From October 2009 until December 31, 2010, our operations have centered on the marketing of Cobroxin® and Nyloxin™ and Nyloxin™ Extra Strength, from which we have earned accumulated revenues of $1,910,238 from sales of Cobroxin®.

Additionally, ReceptoPharm has developed two drug candidates:

•	RPI-78M, to treat neurological diseases, including Multiple Sclerosis (MS), Adrenomyeloneuropathy (AMN), Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig’s disease ) and Myasthenia Gravis; and
•	RPI-MN, to treat viral diseases, including HIV/AIDS and Herpes.

Since 2003, ReceptoPharm has been and continues to develop proprietary therapeutic protein products primarily for the prevention and treatment of viral and neurological diseases, including Multiple Sclerosis (MS), Adrenomyeloneuropathy (AMN), Human Immunodeficiency Virus (HIV) and pain in humans. These potential products are subject to FDA approval. ReceptoPharm also provides contract research services through its ISO class 5 and Good Manufacturing Practice (“GMP”) certified facilities.

Our wholly owned subsidiary, Designer Diagnostics, has developed diagnostic test kits designed to be used for the rapid identification of infectious diseases, such as Nontuberculous Mycobacteria (NTM). These diagnostic test kits are currently being validated by National Jewish Hospital in Denver, Colorado.

We continue to identify biotechnology related intellectual property and companies with which we may potentially be able to enter into arrangements, agreements or to potentially acquire.

Industry Overview of the Pain Market

Pain is the most common symptom for patients seeking medical attention. Chronic pain in the United States is estimated to be 35.5% or 105 million people with costs of more than $100 billion per year in direct health-care expenditure and lost work time (American Pain Society).

The global market for pain management products, including prescription and nonprescription analgesics, reached over $50 billion in 2009 according to an August 2010 article published in the journal Nature Reviews Drug Discovery. The current market for pain drugs is expected to continue to grow according to Global Industry Analysts Inc., a market research firm that believes the aging baby boomer population will continue to trigger growth in this market resulting in a $35.5 billion US market size by 2015.

Our Products

Cobroxin®

We offer Cobroxin®, our over-the-counter pain reliever that has been clinically proven to treat moderate to severe (Stage 2) chronic pain. Cobroxin®was developed by ReceptoPharm, our drug discovery arm and wholly owned subsidiary. Cobroxin® is marketed online and at retailers through our United States distributor, XenaCare. In August 2009, we completed an agreement with XenaCare granting it the exclusive license to market and distribute Cobroxin® within the United States. In mid-October 2009, XenaCare began selling Cobroxin® online through its product website, www.Cobroxin.com.

In November 2009, XenaCare began selling Cobroxin® to brick-and-mortar retailers, including distribution to CVS in March 2010 and Walgreens in May 2010. Cobroxin® is available at the following retailers:

•	CVS
•	Walgreens
•	Winn Dixie
•	Support Plus
•	e Vitamins
•	Overstock.com
•	Kerr Drug
•	Meijer
•	Quick2You.com
•	Johnson Smith & Co
•	Benchmark Brands
•	Hannaford
•	Kinney Drug
•	Value Drug
•	Amerimark
•	Vitamin World
•	Drugstore.com
•	Sweetbay
•	CDMA
•	Amazon.com
•	Dr. Leonard’s
•	Publix
•	Cardinal Health
•	Imperial
•	DermaDoctor
•	AmerisourceBergen
•	GNC

•	Tree of Life
•	Dik Drug
•	Kinray
•	Big Y (“Imperial Distribution”)
•	Kinney Drug
•	Max Wellness

Cobroxin® is currently available as a two ounce topical gel for treating joint pain and pain associated with arthritis and repetitive stress, and as a one ounce oral spray for treating lower back pain, migraines, neck aches, shoulder pain, cramps, and neuropathic pain. Both the topical gel and oral spray are packaged and sold as a one-month supply.

Cobroxin® offers several benefits as a pain reliever. With increasing concern about consumers using opioid and acetaminophen-based pain relievers, Cobroxin® provides an alternative that does not rely on opiates or non-steroidal anti-inflammatory drugs, otherwise known as NSAIDs, for its pain relieving effects. Cobroxin® also has a well-defined safety profile. Since the early 1930s, the active pharmaceutical ingredient (API) of Cobroxin®, Asian cobra venom, has been studied in more than 46 human clinical studies. The data from these studies provide clinical evidence that cobra venom provides an effective treatment for pain with few side effects and has the following benefits:

•	safe and effective;
•	all natural;
•	long-acting;
•	easy to use;
•	non-narcotic;
•	non-addictive; and
•	analgesic and anti-inflammatory.

Potential side effects from the use of Cobroxin® are rare, but may include headache, nausea, vomiting, sore throat, allergic rhinitis and coughing.

Nyloxin™/Nyloxin™ Extra Strength

Nyloxin™ and Nyloxin™ Extra Strength are similar to Cobroxin® because they both contain the same active ingredient as Cobroxin®, Asian cobra venom. The primary difference between Nyloxin™, Nyloxin™ Extra Strength and Cobroxin® is the dilution level of the venom. The approximate dilution levels for Nyloxin™, Nyloxin™ Extra Strength and Cobroxin® are:

Nyloxin™

•	Topical Gel: 30 mcg/mL
•	Oral Spray: 70 mcg/mL

Nyloxin™ Extra Strength

•	Topical Gel: 60 mcg/mL
•	Oral Spray: 140 mcg/mL

Cobroxin®

•	Topical Gel: 20 mcg/mL
•	Oral Spray: 35 mcg/mL

We sell Nyloxin™ and Nyloxin™ Extra Strength as treatments for moderate to severe chronic pain. Nyloxin™ is available as an oral spray for treating back pain, neck pain, headaches, joint pain, migraines, and neuralgia and as a topical gel for treating joint pain, neck pain, arthritis pain, and pain associated with repetitive stress. Nyloxin™ Extra Strength is available as an oral spray and gel application for treating the same physical indications, but is aimed at treating the most severe (Stage 3) pain that inhibits one’s ability to function fully.

We will sell Nyloxin™ Extra Strength in the form of topical gel and oral spray products outside of the United States upon completion of international drug registrations, which we estimate will be completed during the second quarter of 2011. Additionally, we plan to complete two human clinical studies aimed at comparing the ability of Nyloxin™ Extra Strength to replace prescription pain relievers. We originally believed that these studies would begin during the second quarter of 2010; however, our lack of funding has delayed these studies. We expect that these studies will begin in the second quarter of 2011.

In December 2009, we began marketing Nyloxin™ and Nyloxin™ Extra Strength at www.Nyloxin.com. Both Nyloxin™ and Nyloxin™ Extra Strength are packaged in a roll-on container, squeeze bottle and as an oral spray. Additionally, Nyloxin™ topical gel is available in an 8oz pump bottle.

In June 2010, we entered into a partnership with the healthcare products distributor, Henry Schein, Inc., for distribution of our Nyloxin-branded pain relievers in the United States. Henry Schein, which ranks #339 on the Fortune 500 list, is one of the largest distributor of healthcare products and services to medical, dental, and veterinary office-based practitioners in the world (www.henryschein.com). With more than 12,500 “Team Schein Members” worldwide, Henry Schein currently serves approximately 45% of the estimated 250,000 U.S. office-based physician practices, surgical centers and other alternate-care sites. The first orders of Nyloxin™ were delivered to Henry Schein in January, 2011.

Regulation

The active pharmaceutical ingredient (API) in Cobroxin®, Nyloxin™ and Nyloxin™ Extra Strength, Asian cobra venom, has an approved United States monograph under the Homeopathic Pharmacopoeia of the United States (HPUS), which allowed us to register them with the FDA as homeopathic drugs. A United States monograph is a prescribed formulation for the production of any drug or product that is recognized by law for a specific application and that may be introduced into commerce. The FDA requires this registration process to maintain full compliance of companies marketing and selling medicines classified as homeopathic. In August 2009, we successfully completed submission of final packaging and labeling to the FDA to begin selling our over-the-counter pain reliever, Cobroxin®. In December 2009, we completed our submission of final packaging and labeling to the FDA of Nyloxin™ and Nyloxin™ Extra Strength.

Manufacturing

ReceptoPharm oversees Cobroxin® and Nyloxin™’s manufacturing activities, both at its Good Manufacturing Practice ("GMP") certified facility and at a third-party manufacturing and bottling facility. ReceptoPharm is also responsible for acquiring appropriate amounts of Asian cobra venom required to manufacture Cobroxin® and Nyloxin™.

ReceptoPharm also plans to begin additional clinical studies for our pain relievers. These studies will be designed to compare the efficacy of Nyloxin™ Extra Strength to other prescription strength pain relievers. A ReceptoPharm study published in Toxicon, which is the journal of the International Society of Toxinology, showed that ReceptoPharm’s leading drug product for the treatment of pain (RPI-78) had pain-reducing effects that lasted four times as long as morphine without the negative side effects associated with opioid-based pain relievers.

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

Manufacturing Cobroxin® and Nyloxin™ entails a two-step process, the first of which consists of ReceptoPharm manufacturing the bulk raw materials and completing the dilution levels of Cobroxin®’s and Nyloxin™’s active pharmaceutical ingredient ("API") as provided for in the Homeopathic Pharmacopeia of the United States, which is a compilation of continuously updated statements of Homeopathic Pharmacopoeia standards and monographs as recognized by that organization. Once this process is completed, the second step entails transport of raw materials to a third-party manufacturer that completes the final mixing, bottling and shipping processes.

We began limited manufacturing of Nyloxin™ in November 2010 and have scaled up manufacturing in the first quarter of 2011. Our production level is contingent upon product demand level.

Marketing and Distribution

In August 2009, we completed an agreement with XenaCare granting them the exclusive license to market and distribute Cobroxin® within the United States. To maintain this market exclusivity, XenaCare is required to meet certain minimum performance requirements; we will consider XenaCare to have breached its agreement with us if they fail to meet their minimum distribution requirements of Cobroxin®. If XenaCare is declared in breach, we may seek an alternative distribution partner to actively market Cobroxin® in the US.

In mid-October 2009, XenaCare began selling Cobroxin® online through its product website, www.Cobroxin.com. In November 2009, XenaCare began selling Cobroxin® to brick-and-mortar retailers, including distribution to CVS which began March 2010 and Walgreens by May 1, 2010.

In or about June 2010, we began to partner with healthcare products distributor, Henry Schein, for distribution of our Nyloxin™ branded pain relievers in the United States. We delivered the first purchase orders for Nyloxin™ to Henry Schein in January of 2011.

In October 2010, we selected Nutritional Alliance, a United States sales brokerage firm, as our global sales agent to market Nyloxin™. The terms of this relationship are determined on a country-by-country and geographic basis regarding sales, distribution, minimums and commissions.

In December 2009, we began marketing Nyloxin™ and Nyloxin™ Extra Strength at www.Nyloxin.com.

Dependence on one or a Few Major Customers

With respect to Cobroxin®, Nyloxin™ and Nyloxin™ Extra Strength, we have only two customers, our distributors, XenaCare and Nutritional Alliance that distribute our product online and to various retailers.

International Drug Registrations

In 2011, we plan to expand the presence of our Cobroxin® and Nyloxin™ pain relievers internationally through a series of out-licensing and master distribution agreements and/or arrangements. On September 21, 2009, we announced our plan to begin the drug registration process in Canada and Europe for our products. On November 12, 2009, we announced plans to begin the drug registration process in South America for Cobroxin® and Nyloxin™. On June 10, 2010, we announced Grupo Farmaceutico de Tijuana as our Exclusive Nyloxin™ Distributor in Mexico. On June 23, 2010, we announced that we began the drug registration process in Central America for Nyloxin™. On August 09, 2010, we announced Amarey Nova Medical as our exclusive Nyloxin™ distributor in Colombia. On August 19, 2010, we announced that we began the drug registration process in India for Nyloxin™

We are continuing our efforts to begin the registration process in other countries. While many countries adopt similar regulation to the United States for registering homeopathic drugs, the international application process is more complex and may be lengthier. We will continue to seek qualified, well-funded distributors for the international distribution of Cobroxin® and Nyloxin™.

ReceptoPharm’s Homeopathic Drug Pain Relief Studies

MS Neuropathic Pain Phase IV
We will continue our research and development into this area, with the ultimate goal of improving product claims for Nyloxin™ Extra Strength, which is a treatment for stage 3 pain. Our original start and completion dates were March 2010 and September 2010, respectively, which includes a 10-week patient trial period. We have thus far incurred costs of $5,000 with a total estimated budget of $130,000.

Chronic Back Pain Phase I
We will continue our research and development in this area, with the ultimate goal of completing development of our future product, Recet, which is an injectable version of Cobratoxin. Our original start and completion dates were April 2010 and November 2011, respectively, which includes a 4-week patient trial period. We have thus far incurred costs of $25,000 with a total estimated budget of $250,000.

Chronic Back Pain Phase IV
We will continue our research and development, with this ultimate goal of improving product claims for Nyloxin™ Extra Strength, which is a treatment for stage 3 pain. Our original start and completion dates were April 2010 and November 2010, respectively, which includes a 4-week patient trial period. We have an estimated budget of $250,000. We have not yet incurred any costs associated with the Chronic Back Pain Phase IV project.

All of these studies have been delayed due to our lack of revenues. We will reassess our start and completion dates upon generating a sufficient amount of revenues, if ever.

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

Human Immunodeficiency Virus (HIV) Infection
Decision Resources, Inc., a research and advisory firms focusing on pharmaceutical and health care issues, forecasts that the HIV drug market will grow to more than $8 billion by 2013. According to UNAIDS, an estimated 33.4 million people were living with HIV in 2009 with two-thirds of all HIV sufferers in sub-Saharan Africa. There were 2.2 million new infections in 2009 and 1.8 million people died of AIDS-related illnesses. Growth in the HIV therapy market will continue to be driven by the rapidly growing HIV and AIDS population. In the absence of therapeutic intervention, the vast majority of individuals infected with HIV will ultimately develop AIDS, on average in about 10 years, which has a mortality rate approaching 100%. Experts say that the drugs currently available only extend life on average 1.8 years. The foregoing information was obtained from the World Health Organization website at www.who.int and the UNAIDS website at www.unaids.org.

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

HIV infection therapy currently uses antiviral drug therapies that are associated with the virus’s attachment, fusion with and entry into the host cell. At the present time, there are 27-licensed antiretroviral drugs employed to combat HIV-1 infection and two licensed by the FDA that act as binding/entry inhibitory drugs.

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

Both of ReceptoPharm’s drugs inhibited HIV replication in MAGI cells by 50-60% and peripheral mononuclear cells by 90% in testing conducted by Dr. Juan Lama of the La Jolla Institute for Molecular Medicine in San Diego, California. Separate Phase I studies by Cure Aids Now of Miami, Florida, were conducted by Dr. Jamal with orally and parentally administered RPI-78M in HIV patients confirmed safety, tolerability and provided preliminary evidence of efficacy.

RPI-MN demonstrated the ability to inhibit the replication of highly drug-resistant strains of HIV isolates. Drug resistance has become a critical factor in long-term management of HIV infection with some viral strains developing resistance in as little as 3 weeks.

Multiple Sclerosis (MS)
Multiple Sclerosis (MS) is thought to be an autoimmune disease that primarily causes central nervous system problems. In MS, the insulating fatty material surrounding the nerve fibers, also known as myelin, which functions to speed signaling from one end of the nerve cell to the other, is attacked by cells of the immune system causing problems in signal transduction. MS is the most common of demyelinating disorders, having a prevalence of approximately 1 per 1,000 persons in most of the United States and Europe. According to the Accelerated Cure Project for Multiple Sclerosis, a national nonprofit organization, 400,000 people in the US are affected by MS and another 2 million globally.

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

In August of 1984, Biogenix applied for and received an Intrastate Investigational Drug (FSDHRS Protocol RA-1 (002)) from the Department of Health and Rehabilitation (HRS) in Florida that permitted the 4-week study of RPI-MN in 13 patients with Rheumatoid arthritis ranging in age from 49 to 81. Patients were enrolled for a period of 4 weeks; the results showed 30% to 49% improvement in range of joint motion, early morning stiffness and stamina (this data, along with other supporting intellectual property was acquired by ReceptoPharm from Biogenix). We believe that the data obtained from the examination of clinical efficacy in these three diseases can augment information from prior clinical studies and lead to the future investigation of treatments for other chronic conditions.

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

RPI-78M has been utilized in two clinical studies, which were completed at the Charles Dent Metabolic Unit located in London, England. The last trial was classified as a Phase IIb/IIIa study. These studies provided important safety data, showing RPI-78M to be well tolerated by the patients. Further study is warranted to provide data on the potential efficacy of RPI-78M to treat the symptoms of AMN.

Pain and Arthritis
Protein or peptide-based drugs are penetrating the pain market with neurotoxins taking the lead. Botox (Allergan) and Prialt (Elan) have the potential to substitute over the long-term for morphine and other opiates in chronic pain indications. Opiates, though potent painkillers, suffer from drawbacks because they are addictive, short acting, and drug-resistance inducing. We plan to assess the effects of several peptides in animal models of pain in association with Soochow University in China. Several peptides have demonstrated positive effects and the research and development continues.

August 2007 studies at Soochow University proved the potential of ReceptoPharm’s drug candidates, RPI-78 and RPI-70. When compared to Dolantin, an opiate-based drug subordinate to morphine, the effects were very encouraging. While Dolantin provided immediate pain relief it began wearing off just as RPI-70 began to take effect. The effects of RPI-70 do not seem dramatic in contrast to Dolantin, considering the quantity of drug employed in this animal model. The concentration of RPI-70 was approximately 100 times less than the opiate product. Also, RPI-70 showed real potential for combining with other pain killing medications. RPI-78 was calculated to be 150,000 times more potent than aspirin. This product can be injected systemically providing evidence of a more practical application than Prialt, which must be administered intrathecally (into the spinal cord). Opiate drugs induce tolerance and dependence. This problem is not encountered with RPI-70 and RPI-78.

In February 2009, ReceptoPharm filed a patent application with the United States Patent and Trademark Office for the use of RPI-78 as a novel method for treating arthritis in humans. Also in February 2009, ReceptoPharm, in collaboration with Soochow University in China published positive data from its recent animal studies on the use of RPI-78 (Cobratoxin) as a method for treating arthritis. In March of 2011, ReceptoPharm was issued a patent for the use of cobratoxin as an analgesic (US patent #7,902,152).

Market Values

Human Immunodeficiency Virus (HIV)
The World Health Organization estimates that 33.4 million people worldwide are HIV positive with the majority of these occurring in third world countries. In the United States alone, an estimated 1,000,000 people are infected with an estimated 56,300 Americans becoming infected with HIV each year. The majority undergoes treatment for HIV-related conditions at an individual cost of $14,000 (HAART) to $34,000 (AIDS patients). According to DataMonitor; the HIV market, worth $9.3 billion in 2007, is expected to grow to $15.1 billion by 2017, driven by the increasing prevalence of HIV worldwide and the longer life expectancy of patients receiving treatment.

Multiple Sclerosis (MS)
MS affects an estimated 2.5 million people globally. There are 5 approved drugs for the treatment of this disease. The average annual cost of these drugs is $12,000 per person. In 2010, sales by one manufacturer, Biogen-Idec, were reported to be $2.5 billion for its drug, Avonex. According to a report by Piribo (Pharmaceutical Market Research), the total worldwide market for MS disease-modifying therapies is expected to grow at an 8.1% compound annual growth rate (CAGR) from 2010 through 2015, with sales reaching nearly $16.7 billion by the end of 2015 from $11.3 billion in 2010. ReceptoPharm’s MS drug, RPI-78M is considered to be a ‘Biologic’. Biologics represent the largest class of MS disease-modifying therapies by sales and by number of approved therapies. This sector is valued at $7.8 billion in 2010 and is expected to increase at a 2.5% compound annual growth rate (CAGR) to reach a value of $8.8 billion in 2015.

Adrenomyeloneuropathy (AMN)
AMN/ALD affects an estimated 30,000 people in the US with some estimates exceeding this number.

Current Technologies

ReceptoPharm, operating in its capacity as a clinical stage biotechnology company, has a process that safely modifies proteins derived from cobra venom. ReceptoPharm also has rights to a drug delivery method that uses an aerosol formulation, which is administered under the tongue. By using this shared aerosol delivery technology, oral delivery is attainable, an important step for a biologic product. The system is 50% efficient and affects drug delivery in approximately 40% of patients in which it was tested. Topical preparations are being examined for future applications in treatment of such conditions as pain and Rheumatoid Arthritis (RA).

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

Short-term Goal
Although we focused our drug development efforts from 2006 to 2008 on clinical trials for ReceptoPharm’s HIV drug, RPI-MN, our primary focus now is on RPI-78M for the treatment of AMN and MS. In January of 2007, ReceptoPharm began their clinical study in AMN. The clinical study, which was completed at the Charles Dent Metabolic Unit located in London, England, is classified as a Phase IIb/IIIa study. The study provided important safety data, showing RPI-78M to be well tolerated by the patients. Further study is warranted to provide data on the potential efficacy of RPI-78M to treat the symptoms of AMN.

Mid-term Goal
Our midterm strategy for the past three years has been to license ReceptoPharm’s AMN, MS and HIV technologies in our attempt to bring these technologies to market within 5 years, should we obtain adequate financing.

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

Compassionate Release Programs

Certain countries, such as Canada and the United Kingdom permit their citizens to have access to investigational medications without being approved for any applications by their respective “FDA type” agencies, and permit physicians to prescribe drugs they believe are of possible benefits to the patients. Through these “Compassionate Release Programs” ReceptoPharm has supplied RPI-78M, its drug under investigation for MS and AMN, to physicians in the United Kingdom. The FDA does not offer this program.

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

Current Research and Development Projects

Neurological Studies

Pain Studies

In an effort to further support Nyloxin™ Extra Strength, ReceptoPharm plans to complete two human clinical studies aimed at comparing the ability of Nyloxin™ Extra Strength to replace prescription pain relievers. ReceptoPharm originally estimated that these studies would begin during the second quarter of 2010; however, these studies have been delayed because of lack of funding.

AMN Phase II
ReceptoPharm has been conducting research and development in this area since February 2006 with an original expected completion date of September 2010, which includes a 12-month patient trial period that has already been completed. We have thus far expended approximately $400,000. Because ReceptoPharm has completed its AMN Phase II project, there is no further budget for this project.

AMN Phase III
ReceptoPharm will continue research and development, with the ultimate goal of completing development of its future drug, RPI-78M. ReceptoPharm’s originally estimated start and completion dates are July 2010 and December 2011, respectively, which includes a 12-month patient trial period. ReceptoPharm has thus far incurred costs of $5,000. ReceptoPharm has an estimated budget of $500,000.

MS Phase II
ReceptoPharm will continue its research and development, with the ultimate goal of completing development of its future drug, RPI-78M. ReceptoPharm’s originally estimated start and completion dates are October 2010 and October 2012, respectively, which includes a 12-month patient trial period. ReceptoPharm has thus far incurred costs of $40,000. ReceptoPharm has an estimated budget of $2,000,000.

Currently, ReceptoPharm’s total estimated costs for all of the above projects are approximately $3,000,000.

All of these studies have been delayed due to a lack of revenues. Upon obtaining sufficient revenues, if ever, ReceptoPharm will provide updated estimates of start and completion dates.

Research and Development

During 2009 and 2010, we had research and development costs of $222,558 and $191,786, respectively.

Dependence on one or a Few Major Customers

We have no customers with respect to our research and development projects since we have not received FDA approval for our drug candidates

Marketing

We currently do not have a marketing program for our drug candidates because none of ReceptoPharm’s products have received FDA approval. Our lack of financing has hampered our efforts to navigate the regulatory process in a timely fashion; however, if and when we have FDA approved drug treatments, we plan to develop a marketing strategy to market ReceptoPharm’s products through pharmaceutical companies, other biotechnology companies, and diagnostic laboratories. Our Chief Executive Officer will market the treatments to licensing and development officers of those companies and will otherwise direct our marketing program. Additionally, we will attempt to secure consulting agreements with marketing consultants who will actively market our products to such companies and/or provide our Chief Executive Officer with marketing guidance.

Potential Revenue Segments

Our potential revenue segments are composed of our attempt to generate revenues from license agreements, joint ventures in foreign countries and drug sales.

To date, we have not earned any revenues regarding any FDA drug candidate

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

Sources and Availability of Raw Materials

ReceptoPharm uses the raw material, cobra venom, for the drugs that it studies and in Cobroxin® and Nyloxin™ production. We currently have two US suppliers of cobra venom that we use according to product demand. In addition, there are other suppliers in China, Thailand and India. Paul Reid, ReceptoPharm’s Chief Executive Officer, is responsible for locating cobra venom suppliers on an as-needed basis, which involves obtaining a small test amount from a supplier for scientific validation of that raw material prior to purchase. Apart from cobra venom, we do not currently use raw materials in our business.

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

Ability to Compete

The biotechnology research and development field is extremely competitive and is characterized by rapid change. Our competitors have substantially greater financial, scientific, and human resources, and as a result greater research and product development capabilities. Our competitors have competitive advantages with greater potential to develop revenue streams. Our competitors are located in the United States as well as around the world. We will attempt to compete by establishing strategic partners or alliances with pharmaceutical companies, academic institutions, biotechnology companies, and clinical diagnostic laboratories, which will enter into joint ventures, emphasizing that the drugs RPI-MN and RPI-78M possess the following properties:

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

Main Competitors (Biologics)

Competition is intense among companies that develop and market products based on advanced cellular and molecular biology. ReceptoPharm’s competitors, including Amgen, Sanofi-Aventis, Biogen-Idec, Cephalon, Genetech, Genzyme, Novartis, Regeneron and Bayer, which have far superior financial, technological and operational resources. We face significant competition from these and other biotechnology and pharmaceutical firms in the United States, Europe and elsewhere. Certain specialized biotechnology firms have also entered into cooperative arrangements with major companies for development and commercialization of products, creating an additional source of competition.

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

Interferon-based drugs and their indications represent target markets for ReceptoPharm. Sales of interferon-based drugs annually exceed $6 billion and have attracted the participation of several major drug companies, including Bayer and Roche. Currently, there are five interferon-based drugs licensed in Canada and the U.S.; three for the treatment of the milder Relapsing-Remitting form of MS and two for Hepatitis C. These interferons are also used in the treatment of other conditions where treatment options are limited. The interferons for MS are Betaseron (Bayer), Avonex (Biogen-Idec) and Rebif (Serono and Pfizer). Since the launch of these drugs, the number of patients undergoing treatment has stabilized at current levels, indicating that there is a high turnover rate of patients in the administration of these individual drugs due to cost and side effects. Biogen developed Avonex in the early 1990’s and has been shipping the drug since late 1996. In the United Kingdom, the National Institute for Clinical Efficiency (NICE) has called for the withdrawal of Betaseron and another unrelated drug, Copaxone (Teva), from the market based on poor cost/effectiveness.

Schering (a Merck subsidiary) manufactures alpha-interferon (Intron-A) and Roche produces Roferon as the only treatments for Hepatitis C. Schering-Plough also developed the drug Ribavirin as a general antiviral agent which, when combined, with Intron-A, is a treatment for Hepatitis C. This combination is called Ribitron. Treatment with Intron-A costs $19,000 per year though initial treatment periods are usually for 12 months. It is the high cost and significant side effects that prevents the widespread uptake of this drug by the 4 million Hepatitis C sufferers in the US. Other companies producing interferon-based products include Amgen (INFERGEN) and Viragen.

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

We have set forth below a summary of venom-based drugs and their potential applications.

Company	Drug	Application
Knoll Pharmaceutical	Ancrod	Anticoagulant from rattlesnakes
Medicure	Aggrastat	Antiplatelet drug from vipers
Millennium Pharmaceutical	Integrilin	Antiplatelet drug from rattlesnakes
Amylin Pharmaceuticals	Extendin-4	Treatment for type 2 diabetes and obesity from Gila Monster
Elan Pharmaceuticals	Prialt	Intrathecal drug from cone snails for intractable pain

Current cobra venom-based therapies include Keluoqu, a pain-killing drug on the market in China since 1978. Keluoque contains cobrotoxin as its primary ingredient and is used to control severe pain in advanced cancer patients and for post-operative pain.

Contract Research Services

In addition to its drug discovery research, ReceptoPharm has provided and continues to provide contract research services to third-party biotechnology and pharmaceutical companies.

Designer Diagnostics

Designer Diagnostics developed diagnostic test kits designed to be used for the rapid identification of infectious diseases, such as Nontuberculous Mycobacteria (NTM). Currently, these test kits are being tested by National Jewish Hospital in Denver, Colorado. We will reassess our business plan with respect to Designer Diagnostics upon completion of testing at National Jewish Hospital.

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

Bio-Therapeutics, Inc.

On October 3, 2003, we entered into a non-assignable license agreement between Bio-Therapeutics, Inc. and us, which was then amended to make the license agreement assignable. This agreement was in settlement of a lawsuit that we filed against Bio-Therapeutics alleging that Bio-Therapeutics owed us $850,000 in connection with a merger agreement between us and Bio-Therapeutics that was cancelled.

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

•
Non- Exclusive License for “Buccal Delivery System”(“Buccal”) – An innovative aerosolized drug delivery system that is patent pending. Many therapeutic agents cannot be effectively delivered by aerosol formulation due to their large size and/or irregular shapes. Since these therapeutic agents cannot be ingested orally without being degraded by the digestive system, patients have no alternative but to directly inject these drugs. We have a non-exclusive license to the Buccal patent pending proprietary aerosol formulation, which greatly enhances the permeability of the mucous membranes found on the roof of the mouth and the back of the throat. This allows for the easy and efficient systemic delivery into the bloodstream of a much wider variety of proteins and peptides. This non-exclusive license for "Buccal Delivery System" and patent pending application includes claims that identify the active mucosal enhancer, its combination with therapeutic agents and the mode of delivery through aerosol. This may allow for the effective and pain-free delivery of peptide and protein therapeutics for the treatment of HIV and MS.

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

U.S. Patent Application Number 11/431126, Immunokine composition and method with 31 claims. The patent describes a composition and method for preventing HIV infection of mammalian cells. One aspect of the invention relates to an anti-immunodeficiency virus immunokine capable of binding to a cellular protein in a manner that prevents HIV infection of that cell. The compositions can include either an active bioactive polypeptide, such as native cobratoxin, and/or an inactivated bioactive polypeptide, such as cobratoxin in which one or more of the native disulfide bridges have been prevented from forming. The term "immunokine" is used to refer to an inactivated bioactive polypeptide, whether inactivated by chemical, genetic, and/or synthetic means as described herein, with the proviso that a corresponding active bioactive polypeptides can be included where applicable (e.g., for in vitro use). This application is currently listed as abandoned as of June 2009.

ReceptoPharm Patents

ReceptoPharm has two issued and several patents pending with the United States Patent and Trademark Office. These patents include:

U.S. Patent No. 7,902,152, Use of cobratoxin as an analgesic was granted in March 2011 with 16 claims. The patent describes a composition of matter for an analgesic and its method of use is disclosed. The method of use is for the treatment of chronic pain, especially to the treatment of heretofore intractable pain as associated with advanced cancer. The pain associated with neurological conditions, rheumatoid arthritis, viral infections and lesions is also contemplated. The method includes administering to a host an alpha-neurotoxin that is characterized by its ability to blocking of the action of acetylcholine at nicotinic acetylcholine receptors. Currently, this would be applied to the Company's current and future drugs for the treatment of pain.

U.S. Patent No. 7,758,894, Modified elapid venoms as stimulators of the immune reaction was granted in July, 2010 with 14 claims. The patent describes a method of protection from infections by administering a detoxified and neurotropically active modified venom containing alpha-cobratoxin. Protection includes bacterial, viral and parasitic infections. This patent is meant to protect and support our work in our production of anti-infective treatments. Currently, this would be applied to RPI-MN and RPI-78.

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

Item 1A. Risk Factors

You should carefully consider the risks described below regarding our operations, financial condition, financing, our common stock and other matters. If any of the following or other material risks actually occur, our business, financial condition, or results or operations could be materially adversely affected.

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We incurred net losses of $3,061,464 for the 12 months ended December 31, 2010 and $2,301,641 in fiscal 2009. We anticipate that these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Cobroxin® and Nyloxin™ products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have a limited revenue producing history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual operating losses of $4,162,108, $2,301,641 and $3,061,464 during the previous fiscal years of operations ending December 31, 2008, 2009 and 2010 respectively. As a result, at December 31, 2010 we had an accumulated deficit of $29,634,307. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Cobroxin® and Nyloxin™ products.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2010 we had a working capital deficit of $2,417,415. Our independent auditor’s report for the year ended December 31, 2010 includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have a negative cash flow from operations of $876,094, $1,956,102 and $1,358,173for the years ended December 31, 2008, 2009, and 2010 respectively. We have insufficient financial resources to fund our operations.

Additionally, as of December 31, 2010 we have borrowed $1,099,238 from our Chief Executive Officer.

On September 8, 2010, we signed a Purchase Agreement with Lincoln Park Capital ("LPC") in which we may direct LPC to purchase up to an additional $9,800,000 worth of shares of our common stock under our Agreement over a 30-month period. The Purchase Agreement became effective January 7, 2011. The extent we rely on LPC as a source of funding will depend on a number of factors including the prevailing market price of our common stock and volume of trading and the extent to which we are able to secure working capital from other sources, such as through the sale of our products. If obtaining sufficient funding from LPC is prohibitively dilutive and if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

If we do not raise the necessary working capital, our operations and potential revenues will be negatively affected.

Our Chief Executive Officer may be unwilling or unable to continue funding our operations.

Our Chief Executive Officer has historically funded our operations by providing loans to us. As of December 31, 2010, we owe Mr. Deitsch $1,099,238. Mr. Deitsch may be unwilling or unable to fund our operations in the future. If we have no other source of funding and we are unable to secure additional loans from Mr. Deitsch, our operations will be negatively affected.

To date, none of our prescription drug candidates have received FDA drug orphan status approval.

To date, none of our prescription drug candidates have received FDA drug orphan status, which would otherwise place our drug candidates on a “fast track” with the FDA application process. If none of our drug candidates can achieve that status, our operations and financial condition will be negatively affected.

If our distributor, XenaCare, continues to fail to accomplish the domestic advertising campaign for Cobroxin® , our revenues will be negatively affected.

XenaCare has only aired less then 1/3 of the television and radio commercials it informed us that it would air by December 31, 2010.. XenaCare’s failure to meets its advertising goals has negatively affect our revenues and will cause additional losses if it continues its failure to provide promised advertising..

If we cannot sell a sufficient volume of our products, we will be unable to continue in business.

To date, sales of Cobroxin® have been limited and inconsistent. During our fourth quarter of 2009, we sold $583,955 of Cobroxin®. During 2010, we sold $864,424, $150,158, $311,701 of Cobroxin® during the first, second and third quarters, respectively. We had no sale of Cobroxin® during the last quarter of 2010. If we cannot achieve sufficient sales levels of our Cobroxin® and Nyloxin™ products or we are unable to secure financing our operations will be negatively affected.

We have a limited history of generating revenues on which to evaluate our potential for future success and to determine if we will be able to execute our business plan; accordingly, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our total sales of Cobroxin® from November 2009 until December 31, 2010 are $1,910,238. During our fourth quarter of 2010, we had no sales. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company. These risks include:

•	our ability to effectively and efficiently market and distribute our products;
•	our ability to obtain market acceptance of our current products and future products that may be developed by us; and
•	our ability to sell our products at competitive prices which exceed our per unit costs.

We may be unable to address these risks and difficulties, which could materially and adversely affect our revenue, operating results and our ability to continue to operate our business.

Our growth strategy reflected in our business plan may be unachievable or may not result in profitability.

We may be unable to implement our growth strategy reflected in our business plan rapidly enough for us to achieve profitability. Our growth strategy is dependent on a number of factors, including market acceptance of our Cobroxin® and Nyloxin™ products and the acceptance by the public of using these products as pain relievers. We cannot assure you that our products will be purchased in amounts sufficient to attain profitability.

Among other things, our efforts to expand our sales of Cobroxin® and Nyloxin™ will be adversely affected if:

•
we are unable to attract sufficient customers to the products we offer in light of the price and other terms required in order for us to attain the level of profitability that will enable us to continue to pursue our growth strategy;

•	adequate penetration of new markets at reasonable cost becomes impossible limiting the future demand for our products below the level assumed by our business plan;
•	we are unable to scale up manufacturing to meet product demand, which would negatively affect our revenues and brand name recognition;
•	we are unable to meet regulatory requirements in the intellectual marketplace that would otherwise allow us for wider distribution; and
•	we are unable to meet FDA regulatory requirements that would potentially expand our product base and potential revenues.

If we cannot manage our growth effectively, we may not become profitable.

Businesses, which grow rapidly often, have difficulty managing their growth. If we grow rapidly, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully.

Among other things, implementation of our growth strategy would be adversely affected if we were not able to attract sufficient customers to the products and services we offer or plan to offer in light of the price and other terms required in order for us to attain the necessary profitability.

If we are unable to protect our proprietary technology, our business could be harmed.

Our intellectual property, including patents, is our key asset. We currently have 21 patents that we either own or have the rights to from third parties. 15 of these patents have been approved and 6 are pending. Competitors may be able to design around our patents for our Cobroxin® and Nyloxin™ products and compete effectively with us. The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial. We cannot assure you that:

•	pending and future patent applications will result in issued patents,
•	patents licensed by us will not be challenged by competitors,
•	our patents, licensed and other proprietary rights from third parties will not result in costly litigation;
•	pending and future patent applications will result in issued patents,
•	the patents or our other intellectual property will be found to be valid or sufficiently broad to protect these technologies or provide us with a competitive advantage,
•	if we are sued for patent infringement, whether we will have sufficient funds to defend our patents, and
•	we will be successful in defending against future patent infringement claims asserted against our products.

Should any risks pertaining to the foregoing occur, our brand name reputation, results of operation and revenues will be negatively affected.

We are subject to substantial FDA regulations pertaining to Cobroxin® and Nyloxin™, which may increase our costs or otherwise adversely affect our operations.

Our Cobroxin® and Nyloxin™ products are subject to FDA regulations, including manufacturing and labeling, approval of ingredients, advertising and other claims made regarding Cobroxin® or Nyloxin™, and product ingredients disclosure. If we fail to comply with current or future regulations, the FDA could force us to stop selling Cobroxin® or Nyloxin™ or require us to incur substantial costs from adopting measures to maintain FDA compliance.

The inability to provide scientific proof for product claims may adversely affect our sales.

The marketing of Cobroxin® and Nyloxin™ involves claims that they assist in reducing Stage 2 chronic pain, while involves claims that it assists in reducing Stage 3 chronic pain. Under FDA and Federal Trade Commission (“FTC”) rules, we are required to have adequate data to support any claims we make concerning Cobroxin®, Nyloxin™ and Nyloxin™ Extra Strength. We have scientific data for our Cobroxin® and Nyloxin™ product claims; however, we cannot be certain that these scientific data will be deemed acceptable to the FDA or FTC. If the FDA or FTC requests supporting information and we are unable to provide support that it finds acceptable, the FDA or FTC could force us to stop making the claims in question or restrict us from selling the products.

None of our ethical drug candidates have received FDA approval.

Our non-homeopathic or ethical products require a complex and costly FDA regulation process that takes several years for drug approval, if ever. None of the drug applications we have submitted to the FDA have received FDA approval. If we do not receive FDA approval for our drug applications, our operations and financial condition will be negatively affected.

If we are unable to secure sufficient cobra venom from available suppliers, our operating results will be negatively affected.

We secure cobra venom on an as-needed basis according to customer orders for Cobroxin® and Nyloxin™ received by our distributor. If we do not have an available supplier to fill customer orders, there will be distribution delays and/or our failure to fulfill purchase orders, either of which will negatively affect our brand name reputation and operating results.

Our Cobroxin® and Nyloxin™ products may be unable to compete against our competitors in the pain relief market.

The pain relief market is highly competitive. We compete with companies that have already achieved product acceptance and brand recognition, including multi-billion dollar private label manufacturers and more established pharmaceutical and health products companies, or low cost generic drug manufacturers. Most such companies have far greater financial and technical resources and production and marketing capabilities than we do. Additionally, if consumers prefer our competitors’ products, or if these products have better safety, efficacy, or pricing characteristics, our results could be negatively impacted. If we fail to develop and actualize strategies to compete against our competitors we may fail to compete effectively, which will negatively affect our operations and operating results.

If we incur costs resulting from product liability claims, our operating results will be negatively affected.

If we become subject to product liability claims for Cobroxin® and Nyloxin™ that exceed our product liability policy limits, we may be subject to substantial litigation costs or judgments against us, which will negatively impact upon our financial and operating results.

Should we become dependent upon a small group of large national retailers for distribution of Cobroxin® and any such retailer ceases to purchase our product, our sales, operating margins and income will be negatively affected.

Our distributor has attempted and will continue to attempt to secure large national retailers for Cobroxin®. Should we secure such retailers, but they stop carrying Cobroxin®, our financial results will be adversely affected.

Loss of any of our key personnel could have a material adverse effect on our operations and financial results.

We are dependent upon a limited number of our employees: (a) our Chief Executive Officer who directs our operations; and (b) ReceptoPharm’s employees who conduct our research and development activities. Our success depends on the continued services of our senior management and key research and development employees as well as our ability to attract additional members to our management and research and development teams. The unexpected loss of the services of any of our management or other key personnel could have a material adverse effect upon our operations and financial results.

We may be unable to maintain and expand our business if we are not able to retain, hire and integrate key management and operating personnel.

Our success depends in large part on the continued services and efforts of key management personnel. Competition for such employees is intense and the process of locating key personnel with the combination of skills and attributes required to execute our business strategies may be lengthy. The loss of key personnel could have a material adverse impact on our ability to execute our business objectives. We do not have any key man life insurance on the lives of any of our executive officers.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the OTC Bulletin Board, or the Bulletin Board, which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Because the majority of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of March 18, 2011, we had outstanding 285,194,335 shares of common stock, of which our principal shareholder/executive officer owns 54,500,000, which are subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

An affiliate may sell after six months with the following restrictions: (i) we are current in ours filings, (ii) certain manner of sale provisions, (iii) filing of Form 144, and (iv) volume limitations limiting the sale of shares within any three-month period to a number of shares that does not exceed 1% of the total number of outstanding shares. A person who has ceased to be an affiliate at least three months immediately preceding the sale and who has owned such shares of common stock for at least one year is entitled to sell the shares under Rule 144 without regard to any of the limitations described above.

An investment in our common stock may be diluted in the future as a result of the issuance of additional securities or the exercise of options or warrants.

In order to raise additional capital to fund our strategic plan, we may issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to any person who purchases our common stock. Because we have a negative net tangible book value, purchasers will suffer substantial dilution. We cannot assure you that we will be successful in raising funds from the sale of common stock or other equity securities.

Since we intend to retain any earnings for development of our business for the foreseeable future, you will likely not receive any dividends for the foreseeable future.

We have not and do not intend to pay any dividends in the foreseeable future, as we intend to retain any earnings for development and expansion of our business operations. As a result, you will not receive any dividends on your investment for an indefinite period of time.

We may be unable to obtain adequate financing to pursue our business objectives or conduct our operations.

We may direct LPC to purchase up to an additional $9,800,000 worth of shares of our common stock under our agreement over a 30 month period generally in amounts of up to $500,000 every 2 business days. However, LPC shall not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.06. Assuming a purchase price of $0.08 per share (the closing sale price of the common stock on December 13, 2010) and the purchase by LPC of the full 55,666,666 purchase shares under the purchase agreement, additional proceeds to us would only be $4,453,333.

The extent we rely on LPC as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. Specifically, LPC shall not have the right or the obligation to purchase any shares of our common stock on any business days that the market price of our common stock is less than $0.06. If obtaining sufficient funding from LPC were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $9,800,000 worth under the common stock purchase agreement to LPC, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

The sale of our common stock to LPC may cause dilution and the sale of the shares of common stock acquired by LPC could cause the price of our common stock to decline.

In connection with entering into the agreement, we authorized the sale to LPC of up to 73,000,000 shares of our common stock, 62,000,000 of which we have registered. The number of shares ultimately offered for sale by LPC is dependent upon the number of shares purchased by LPC under the agreement. The purchase price for the common stock to be sold to LPC pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All 62,000,000 shares registered are expected to be freely tradable. It is anticipated that shares registered will be sold over a period of up to 30 months from the date of this prospectus. Depending upon market liquidity at the time, a sale of shares at any given time could cause the trading price of our common stock to decline. We can elect to direct purchases in our sole discretion but no sales may occur if the price of our common stock is below $0.06 and therefore, LPC may ultimately purchase all, some or none of the 55,666,666 shares of common stock not yet issued but registered in this offering. After it has acquired such shares, it may sell all, some or none of such shares. Therefore, sales to LPC by us under the agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to LPC and the agreement may be terminated by us at any time at our discretion without any cost to us.

Due to factors beyond our control, our stock price may continue to be volatile.

The market price of our common stock has been and is expected to be highly volatile. Any of the following factors could affect the market price of our common stock:

•	Sales by LPC,
•	our failure to generate revenue,
•	our failure to achieve and maintain profitability,
•	short selling activities,
•	the sale of a large amount of common stock by our shareholders including those who invested prior to commencement of trading,

•	actual or anticipated variations in our quarterly results of operations,
•	announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments,
•	the loss of major customers or product or component suppliers,
•	the loss of significant business relationships,
•	our failure to meet financial analysts’ performance expectations,
•	changes in earnings estimates and recommendations by financial analysts, or
•	changes in market valuations of similar companies.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

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

Since May 13, 2004, ReceptoPharm has leased their office space at 1537 NW 65th Avenue, Plantation, Florida for three consecutive two-year terms, most recently having renewed for a two year lease term beginning on June 1, 2010. ReceptoPharm's 5,500 square foot facilities include a reception area, conference room and five offices, a warehouse and a laboratory. ReceptoPharm's monthly rent of $5,410 includes base rent, common area expenses, rent and insurance.

Item 3. Legal Proceedings

On August 18, 2006, ReceptoPharm was named as a defendant in Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.: 18247/06 (New York Supreme Court, Queens County). The original proceeding claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and shareholder and several corporations that she claims to own, the sum of $118,928 plus interest and counsel fees on a series of promissory notes that were allegedly executed in 2001 and 2002. On August 23, 2007, the Queens County New York Supreme Court issued a decision denying Plaintiffs motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes. On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims seeking damages of no less than $768,506 on their claims that in or about June 2004 ReceptoPharm wrongfully cancelled 1,750,000 of their purported ReceptoPharm share certificates.

In late 2010, Plaintiffs further amended their complaint alleging that ReceptoPharm violated Plaintiffs contractual and statutory rights by cancelling an additional 1,214,800 share certificates and failing to permit the Plaintiffs to exercise dissenting shareholder rights with respect to those share certificates. The damages associated with the Plaintiff’s claims could rise as the result of increases in the Company’s share price as the Receptopharm shares may be convertible into the Company’s common shares. When viewed in connection with the share price the potential exposure may exceed $10,000,000 (primarily in Company stock), if the Plaintiffs are successful with all of their claims.

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, and breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes. Plaintiffs have moved for partial summary judgment on their claims regarding the additional 1,214,800 shares, but not on their claims regarding the alleged promissory notes or the 1,750,000 alleged shares. ReceptoPharm will oppose the partial summary judgment motion, and we intend to vigorously contest this matter.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the over-the-counter bulletin board under the trading symbol "NPHC." The following table sets forth the high and low bid prices for each quarter within the last two fiscal years.

	2009 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.03	$0.01
Second Quarter	$0.05	$0.02
Third Quarter	$0.99	$0.02
Fourth Quarter	$0.85	$0.27

	2010 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.67	$0.30
Second Quarter	$0.43	$0.18
Third Quarter	$0.26	$0.14
Fourth Quarter	$0.17	$0.08

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

Holders

As of March 18, 2011, based upon records obtained from our transfer agent, there were 259  holders of record of our common stock. Our transfer agent records does not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

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

Securities authorized per issuance under Equity Compensation Plans as of December 31, 2010 are as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	N/A

Equity compensation plans not approved by security holders	1,000,000	$0.20	8,755,000
Total	1,000,000	$0.20	8,755,000

The figures contained in the above chart are composed of our 2003 and 2007 Employee /Consultant Stock Compensation Plans and two (2) option agreements we have with a corporate entity and our former Chairman of the Board/Executive Chairman, as follows:

2003 Plan
On December 3, 2003, our Board of Directors approved the Employee/Consultant Stock Compensation Plan (the "2003 Plan").  The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock.  The maximum number of shares of common stock that may be issued under the 2003 Plan is 2,500,000. As of December 31, 2010, we had issued a total of 2,495,000 shares under the 2003 Plan.

2007 Plan
On June 6, 2007, our Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the "2007 Plan").  The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock.  The maximum number of shares of common stock that may be issued under the 2007 Plan is 25,000,000.  As of December 31, 2010, we had issued a total of 16,250,000 shares under the 2007 Plan.

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

Five Year Option to Nanologix Inc.
On January 25, 2006, we and Nanologix entered into a definitive agreement pursuant to which Nanologix agreed to assign its ownership of 11 patents to us which protect Nanologix' infectious disease diagnostic test kit technology.  In connection with this agreement, we also issued Nanologix a five-year option to purchase 1,000,000 of the Company's common stock at an exercise price of $.20. This option vested immediately on January 25, 2006, the date of the grant. The option expired on January 25, 2011.

Five Year Option to Doherty & Company, LLC
On June 1, 2005, we retained Doherty & Company, LLC (“Doherty & Company”), to provide the services of Michael Doherty as our Executive Chairman and Chairman of the Board. Concurrently, we also retained Doherty & Company to act as our agent in connection with prospective private capital-raising activities. On April 1, 2006, Mr. Doherty and we entered into a termination agreement whereby Mr. Doherty agreed to resign his position as our Chairman of Board and Executive Chairman. Upon the effectiveness of the termination agreement on June 1, 2006, we issued a five-year option to Mr. Doherty to purchase 2,000,000 shares of common stock at an exercise price of $.27 per share. The option vested immediately on the date of grant. The option expired in June 2010.

Recent Sales of Unregistered Securities

From January 1 through August 31, 2009, we completed private placements of restricted shares of our common stock, whereby we sold an aggregate of 10,575,000 shares at a price per share of $0.025. We received $264,375 in connection with the sale of these shares. We also granted one (1) warrant for each share sold which gives the investor the right to purchase one (1) additional share until December 31, 2012 at an exercise price of $0.10 per share. During the second quarter of 2010 we received $300,000 in connection with the issuance of 300,000 shares of common stock representing the exercise of 3,000,000 warrants at the exercise price of $0.10 per share.

From September 1 through December 31, 2009 we completed private placements of restricted shares of our common stock, whereby we sold an aggregate of 34,948,750 shares at a price per share of $0.08. We received proceeds of $2,795,900 in connection with the sale of these shares.

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

Revenue Recognition:  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  Provision for sales returns will be estimated based on the Company's historical return experience.  Revenue is presented net of returns.

Accounts Receivable and Allowance for Doubtful Accounts:  Our accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  There was no allowance for doubtful accounts at December 31, 2010 as all accounts receivable were collected subsequent to year-end.

Inventory Obsolescence:  Inventories are valued at the lower of cost or market value using the average cost method.  We periodically perform an evaluation of inventory for excess and obsolete items.  At December 31, 2010, our inventory consisted entirely of raw materials that are utilized in the manufacturing of finished goods.  These raw materials generally have expiration dates in excess of 10 years.  We performed an evaluation of our inventory and determined that at December 31, 2010, there were no obsolete or excess items.

Long-Lived Assets:  The carrying value of long-lived assets is reviewed annually and on a regular basis for the existence of facts and circumstances that may suggest impairment.  If indicators of impairment are present, we determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount.  If less, we measure the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the impaired assets.  We did not record any impairment charges during the year ended December 31, 2010.  As of December 31, 2009, we recorded an impairment charge of $150,000 related to a note receivable from an unrelated corporation.  The note and interest on the note were paid in full in 2010 and the charge to impairment was reversed and recorded as a credit to general and administrative expenses.

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

Results of Operations

Comparison of Years Ended December 31, 2009 and 2010

Sales for the year ended December 31, 2010 were $1,432,056 compared to $618,010 for the comparable period in 2009.  Of the total sales in 2010, $1,326,283 was related to sales of Cobroxin®.  We have had no sales since August 2010. As discussed in “Marketing and Distribution”, XenaCare is required to meet certain minimum performance requirements of sales of Cobroxin.  We have not received any orders or recorded any sales of Cobroxin through March 31, 2011.  The remaining sales were generated from the provision of clinical research services to independent third parties.   These clinical research services were performed by our wholly owned subsidiary, ReceptoPharm.

Cost of sales for the year ended December 31, 2010 was $616,612.  Cost of sales includes the direct costs associated with the manufacturing of Cobroxin®.  Our gross profit margin for the year ended December 31, 2010 was $815,444 or 56.9% of revenues.

General and administrative expenses increased $1,746,672 or 79.4% from $2,199,146  for the year ended December 31, 2009 to $3,945,818  for the year ended December 31, 2010.  Our general and administrative expenses include stock based compensation, which increased $765,750 or 125% from $613,250 for the year ended December 31, 2009 to $1,379,000 for the year ended December 31, 2010.  The remaining increase in general and administrative expenses is attributable to overall increases in payroll, marketing and promotional expenses, rent and legal fees.

Research and development expenses incurred by ReceptoPharm decreased $30,772 or 13.8% from $222,558  for the year ended  December 31, 2009 to $191,786  for the year ended December 31, 2010.  Our research expenses are related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound, RPI-78.  Also included in research and development expenses are certain costs related to the commercialization of our Cobroxin® products as well as development expenses related to the breeding of cobra snakes for the production of cobra venom.

Interest expense increased $5,280 or 7.7% from $69,003 for the year ended December 31, 2009 to $74,283  for the comparable period in 2010.  This increase was attributable to an increase in new short term loans.

We incurred a net loss of $3,061,464 for the year ended December 31, 2010  compared to a net loss of $2,301,641 for the comparable period in 2009.  The increase in net loss of $759,823 or 33.0% is primarily attributable to an overall increase in general and administrative expenses and stock based compensation as discussed above.

Liquidity and Capital Resources

Our independent registered public accounting firm noted in their report on our consolidated financial statements for the year ended December 31, 2010 that our lack of cash, significant losses from operating and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our consolidated financial statements for the year ended December 31, 2010, we have experienced significant losses from operations totaling $2,301,641 and $3,061,464 for the years ended December 31, 2009 and 2010, respectively and had an accumulated deficit of $29,634,307 for the period from our inception to December 31, 2010.  We had working capital and stockholders’ deficits at December 31, 2010 of $2,417,415 and $2,526,914, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

As of December 31, 2010, we had no cash.  We currently do not have sufficient cash to sustain our operations for the next month and will require additional financing in order to execute our operating plan and continue as a going concern.  Our plan is to attempt to secure adequate funding to bridge the commercialization of our Cobroxin and Nyloxin products.  We cannot predict whether additional financing will be in the form of equity, debt, or another form and we may be unable  to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

Historically, we have relied upon loans from our Chief Executive Officer Rik Deitsch, to fund costs associated with our operations.  These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand.  During 2010 , we borrowed  $309,700 from Mr. Deitsch and repaid him $407,400 and at December 31, 2010, we owed Mr. Deitsch $1,099,238.  Included in this amount is $256,696 of accrued interest.

During the year ended December 31, 2010, we raised a total of $725,000 of which $300,000 we received through the sale of outstanding warrants, $225,000  through the issuance of short-term notes and $200,000 from the common stock purchase agreement with LPC.

On October 29, 2010 the Department of the Treasury notified the Company that it had approved a grant in the amount of $244,479 based on the Company's application submitted to the Internal Revenue Service on July 20, 2010 requesting certification for qualified investments in a qualifying therapeutic discovery project under section 48D of the Internal Revenue Code. We received these funds on January 31, 2011.

On November 8, 2010, we entered into an agreement with an investor to purchase up to $10,000,000 of our common stock.  On November 9, 2010, we received $200,000 related to this transaction in exchange for 1,666,667 shares of common stock and warrants to purchase $1,666,667 additional shares of common stock at an exercise price of $0.15 per share.  In consideration for entering into the agreement with the investor we issued to 400,000 shares of our common stock to them as a commitment fee.  The remaining financing is subject to certain conditions (see Note 7 of the consolidated financial statements).

We expect to utilize the proceeds from these private placements to manufacture Cobroxin®, conduct additional research and clinical trials for ReceptoPharm’s leading drug candidate, RPI-78, and reduce our debt level.  We estimate that we will require approximately $1,600,000 to fund our existing operations and the operations of our subsidiaries ReceptoPharm and Designer Diagnostics over the next twelve months.  These costs include: (i) compensation for ten (10) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

We began generating revenues from the sale of Cobroxin® in the fourth quarter of 2009.  Our ability to meet our future operating expenses is highly dependent on the amount of such future revenues.  To the extent that future revenues from the sale of Cobroxin® are insufficient to cover our operating expenses we may need to raise additional equity capital, which could result in substantial dilution to existing shareholders.  There can be no assurance that we will be able to raise sufficient equity capital to fund our working capital requirements on terms acceptable to us, or at all.  We may also seek additional loans from our officers and directors; however, there can be no assurance that we will be successful in securing such additional loans.

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

Item 8.  Financial Statements and Supplementary Data

The information required by this item begins on page F-1 and is attached hereto and incorporated herein by reference. The index to our annual financial statements as of and for the years ended December 31, 2010 and 2009 can be found under Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2010, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2010, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2010. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, our  management concluded that its  material weaknesses in its internal controls over financial reporting include matters pertaining to: (a) lack of separation of function in the roles of a Chief Executive Officer and Chief Financial Officer;  and (b) the need to enhance the supervision, monitoring and reviewing of financial statement preparation processes.

We have taken the following initial steps and will continue to take more steps to strengthen our internal controls over financial reporting, to evaluate and to remedy deficiencies and to test these internal controls on an ongoing basis.

.
As to our material weaknesses above we will continue to strengthen the accounting controls and procedures by implementing procedures that enhance recording, processing, summarizing and reporting within the time periods specified in the Commission’s rules and forms, simplifying certain accounting procedures, arrange for training of our accounting personnel that will be beneficial to strengthening our accounting controls, and expand our documentation of accounting transactions and related reviews.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 and concluded that it is ineffective because of the material weaknesses in our internal control over financial reporting described above.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the fourth quarter we continued the enhancement of our internal controls, started earlier in the year, by investing in additional accounting software.  Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Listed below are our executive officers and directors as of December 31, 2010

Name	Age	Position with the Company	Director Since
Rik J. Deitsch	43	Chairman, President, Chief Executive Officer, and Chief Financial Officer	2002

Stewart Lonky, M.D.	64	Director (1)	2004

Harold H. Rumph	80	Director	April 2008

Garry R. Pottruck	55	Director (1)	July 2009

(1)	Dr. Lonky and Garry R. Pottruck are members of our Audit Committee and Compensation Committee.

Rik J. Deitsch has been our President, Chief Executive Officer, Chief Financial Officer, and a Director since November 7, 2002 and our Chairman of the Board from December 15, 2003 until June 1, 2005 and from April 1, 2006 to present. From February 1998 through November 2002, Mr. Deitsch served as the President of NDA Consulting Inc., a biotechnology research group that provided consulting services to the pharmaceutical industry. NDA Consulting specializes in the research of peptides derived from Cone Snail venom and Cobra venom. In October 1999, Mr. Deitsch founded Wellness Industries, a private corporation that provides formulations, research and education in the dietary supplement industry. Research conducted by Rik J Deitsch provided some of the beginning fundamentals for the development of drugs being studied for the treatment of cancer and intractable pain. Mr. Deitsch has prepared several papers and posters on rational drug design using computer simulations. Mr. Deitsch received a B.S. in Chemistry and an M.S. in Biochemistry from Florida Atlantic University in June 1997 and December 1999, respectively. Throughout 1999 and 2000, he conducted research for the Duke University Medical School Comprehensive Cancer Center. Mr. Deitsch is an adjunct professor and teaches several courses for Florida Atlantic University's College of Business and Continuing Education Department. Mr. Deitsch also teaches physician CME courses internationally, lecturing on lifestyle choices in the prevention and treatment of chronic disease states. He is the co-author of two books: Are You Age-Wise, a book that reviews current research in healthy aging as it relates to lifestyle choices and supplementation and Invisible Killers, a book that outlines our exposure to environmental toxins. Mr. Deitsch has been the Chairman of Waiora's Scientific Advisory Board since April 2004. Waiora develops and markets natural, science-based dietary supplements and personal care products that provide healthy aging solutions.

Dr. Stewart Lonky has been our director since November 5, 2004. Dr. Lonky was a co-founder of the Trylon Corporation, a medical device firm located in Torrance, California, and served as its Chief Medical Officer from 1990-2005. Trylon Corporation developed diagnostic products for the early diagnosis of cervical and oral cancer, and in connection with that Dr. Lonky's responsibilities included product development, the direction of clinical research and interacting with regulatory agencies, including the U.S. Food and Drug Administration (FDA). In these roles he has been instrumental in successfully bringing a number of products to the medical marketplace. He has continued to be engaged in both clinical and biochemical research, and has published research articles in the peer-reviewed literature in the areas of cervical cancer and cellular pathophysiology. Since 2005, Dr. Lonky has held a similar position with another device company, Histologics, LLC. Dr. Lonky has been a practicing physician in the Los Angeles Area since 1982. He is Board Certified in Internal Medicine, Pulmonary Medicine, and Critical Care Medicine. Prior to entering practice, Dr. Lonky served as a full-time faculty member at the University of California, San Diego in the Department of Medicine, Pulmonary Division, where he was engaged in research in the biochemistry of lung injury. He was a National Institutes of Health (NIH) Postdoctoral Fellow from 1974-77. He has published over twenty articles and abstracts in the peer-reviewed literature during that time, and authored two book chapters.

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

Garry Pottruck became our director and Chairman of our Audit and Compensation Committees after our December 31, 2008 year-end, in July 2009.  Since January 2011, Mr. Pottruck has been an independent tax and accounting consultant. From October 2005 until December 2010, he was a principal in the accounting, tax and consulting firm, Argy, Wiltse & Robinson, PC (“Argy”), headquartered in McLean, Virginia. From July 1997 through October 2005, he was managing partner in the certified public accounting firm, Friedberg & Pottruck, PA, located in Deerfield Beach, Florida until Argy acquired the firm.  Friedberg & Pottruck specialized in providing accounting, tax and consulting services to physician practices.  Mr. Pottruck held financial executive positions with several companies, both public and private, from 1984 through 1994. Prior to 1984, Mr. Pottruck worked for public accounting firms after graduating with a B.S. Degree in Accounting from the C.W. Post School of Professional Accountancy at Long Island University in 1979. He is currently a member of both the Florida and American Institutes of Certified Public Accounting, and is licensed as a Certified Public Accountant in both Missouri and Florida.

Legal Proceedings

On September 4, 2009, our former Director, Paul Reid, filed for personal bankruptcy under Chapter 13 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida.  The Court approved the bankruptcy plan on January 13, 2010.

Apart from our former Director, Paul Reid, our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

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

 Section 16(a) Compliance of Officers and Directors

As of March 18, 2011, based on our review of Forms 3, 4, 5, and Schedule 13D furnished to us during the last fiscal year, all of our officers and directors filed the required reports.

Corporate Governance

a. Committees

(i) Audit Committee

On November 5, 2004, our Board of Directors established an Audit Committee. We do not have an audit committee charter. Mr. Pottruck became the Chairman/Member of the Audit Committee as of July 29, 2009. Dr. Lonky also serves on the Audit Committee.  During our 2010 Fiscal Year, our Audit Committee met one time, on March 30 in connection with our 2009 Fiscal Year audit, at which time the audit committee reviewed the audited financial statements and related notes.  The Audit Committee addresses any questions it has to our Board members and officers, and our principal independent accountants.

(ii) Compensation Committee

On November 5, 2004, our Board of Directors established a Compensation Committee. We do not have a Compensation Committee Charter. Dr. Lonky serves on our Compensation Committee and Mr. Pottruck became our Compensation Committee’s Chairman as of July 29, 2009.  During our 2010 fiscal year, our Compensation Committee met four times. Our Compensation Committee reviews all salaries, expenses, stock plans, and other compensation paid to our officers, directors, consultants, and others. Our Compensation Committee has not adopted any specific processes or procedures for considering executive and director compensation.

(iii) Nominating Committee

We do not have a Nominating Committee or similar committee performing similar functions nor a written Nominating Committee Charter. Our Board of Directors as a whole decides such matters, including those that would be performed by a standing nominating committee. We have not yet adopted a nominating committee because we have not sufficiently developed revenue-generating operations. We do not currently have any specific or minimum criteria for the election of nominees to our Board of Directors nor do we have any process or procedure for evaluating such nominees.

b. Shareholder Communications

Our Board of Directors does not have any defined policy or procedure requirements for our stockholders to send communications to our Board of Directors, including submission of recommendations for nominating directors. We have not yet adopted a process for our security holders to communicate with our Board of Directors because we have not sufficiently developed our operations and corporate governance structure. We have a toll-free number at (877) 895-5647 available on our website for our shareholders to contact us as well as a dedicated email address at investor.relations@nutrapharma.com.

c. Board of Director Meetings

We had 6 Board of Directors meetings during our 2010 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d. Annual Shareholder Meetings

We held no annual shareholder meeting during 2010.

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

Item 11.Executive Compensation

The following table summarizes compensation information for the last two fiscal years for (i) our Chief Executive Officer and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as our executive officers at the end of the fiscal year (collectively, the "Named Executive Officers").

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rik Deitsch	2010	217,692	—	—	—	—	—	—
Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board	2009	130,000	—		—	—	—	—

David Isserman	2010	$120,000
Chief Marketing
Officer *

Resigned on December 20, 2010

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2010.

DIRECTOR COMPENSATION

	Fees Earned or Paid in	Stock	Option	Non-Equity Incentive Plan	Nonqualified Deferred Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)(1)	($)	($)	($)	($)	($)

Rik Deitsch	0	0	0	0	0	0	0

Stewart Lonky	0	0	0	0	0	0	0

Garry Pottruck	0	0	0	0	0	0	0

Harold H. Rumph	0	0	0	0	0	0	0

Director Compensation

There are no standard arrangements to which directors are compensated for services provided to us. Should we obtain adequate funding or sufficient revenues to justify standard arrangements for director compensation, we will consider whether to adopt such a compensation plan.

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2010 to any executive officer or director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of March 31, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 285,194,335 shares issued and outstanding as of March 18, 2011

Security Ownership of Management and Beneficial Owners

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Rik J. Deitsch Chief Executive Officer/President 2776 University Drive Coral Springs, Florida 33065	54,500,000	19.1

Dr. Stewart Lonky Director 1158 Chautaqua Boulevard Pacific Palisades, California 90272	3,000,000	1.1

Harold Rumph Director 1537 NW 65th Ave Plantation, FL 33313	4,400,000	1.5

Garry Pottruck Director 10768 NW 18 Court Coral Springs, Florida 33071	2,550,000	0.9

All executive officers and directors as a group (4) persons	64,450,000	22.6

Item 13. Certain Relationships and Related Transactions, and Director Independence

Loans by our Chief Executive Officer

The balance owed to our President, Rik Deitsch, at December 31, 2010  was $1,099,238, which includes accrued interest of $256,695.  This demand loan is unsecured and bears interest at a rate of 4.0%.

During the year ended December 31, 2009,  the Company borrowed  $546,530 from Mr. Deitsch and repaid him $709,663, bringing the total amount owed to Mr. Deitsch to $1,151,361 at December 31, 2009.  Included  in the amount owed to Mr. Deitsch is $256,696 of accrued interest.

During the year ended December 31, 2010, the  Company borrowed an  additional  $309,700 from Mr. Deitsch and repaid him $407,400 , bringing the total amount owed to Mr. Deitsch to $1,099,238  at December 31, 2010.

After December 31, 2010 , we borrowed an additional $195,000 and repaid Mr. Deitsch  $199,900, bringing the total amount due to Mr. Deitsch to $1,104,829 at March 18, 2011. Included in the amount owed to Mr. Deitsch is $267,186 of accrued interest.

Debt owed to our Directors

At December 31, 2010 we owed Garry Pottruck, a Director of Nutra Pharma, $225,834, which includes
$25,834 of accrued interest.  The note is for principal amount of $200,000 and  is expected to be repaid in six months to a year from the date of the loan along with interest calculated at 10% straight interest for the first month plus 12% annum calculated after 30 days from funding.

Debt owed to ReceptoPharm’s President as of December 31, 2010
In addition, at December 31, 2010, we were indebted to Paul Reid, the President of our wholly owned subsidiary, ReceptoPharm, in the amount of $106,144.  This amount includes accrued interest of $26,317.  This loan is due on demand and bears interest at a rate of 5% per annum.  The loan is secured by certain intellectual property of ReceptoPharm.

Director Independence
Our common stock is quoted on the OTC Bulletin Board; that trading medium does not have director independence requirements. Under Item 407(a) of Regulation S-K, we have adopted the definition of independence used by the American Stock Exchange, which may be found in the American Stock Exchange Company guide at (s) 121(A)(2) (2007). This definition states that our Board of Directors must affirmatively determine whether any of our directors have a relationship that would interfere with the exercise of independent judgment in carrying out their responsibilities of a director. Based on this definitional standard, our Board of Directors has determined that none of our Directors are independent.

Item 14. Principal Accountant Fees and Services

Audit Fees

On February 24, 2005, we engaged the firm of Stark Winter Schenkein & Co., as our new principal independent accountant to audit our financial statements until December 18, 2009, at which time we engaged Kingery & Crouse, P.A. During our 2009 fiscal year, we paid Stark Winter Schenkein & Co. $11,000 for review of our Forms 10-Q and financial statements contained therein. During 2009 we also paid Stark Winter Schenkein & Co., $14,000 in audit fees related to our subsidiary ReceptoPharm, Inc. During 2010 we paid Kingery & Crouse, P.A. $31,500 in audit fees for our 2009 audit and $13,800 for review of our forms 10Q.

Tax Fees
No such fees were paid to Stark Winter Schenkein & Co. or Kingery & Crouse, P.A. in 2009 or 2010.

All Other Fees
No such fees were paid to Stark Winter Schenkein & Co. or Kingery & Crouse, P.A. in 2009 or 2010.

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

Dated: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch	Chairman of the Board, President, Chief Executive Officer, Principal Financial Officer,	March 31, 2011
Rik J. Deitsch	Principal Accounting Officer

/s/ Garry R. Pottruck	Director	March 31, 2011

/s/ Stewart Lonky	Director	March 31, 2011
Stewart Lonky

/s/ Harold H. Rumph	Director	March 31, 2011
Harold H. Rumph

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nutra Pharma Corp.:

We have audited the accompanying consolidated balance sheets of Nutra Pharma Corp. (the “Company”), as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to such financial statements, the Company has no cash as of December 31, 2010, has suffered recurring losses from operations and has ongoing requirements for additional capital investment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A.

Kingery & Crouse P.A.
Certified Public Accountants
Tampa, FL
March 31, 2011

NUTRA PHARMA CORP.
Consolidated Balance Sheets
As of December 31,

	2009	2010

ASSETS
Current assets:
Cash	$802,875	$-
Accounts receivable	239,583	-
Research grant receivable	-	244,479
Inventory	165,786	253,042
Prepaid inventory	-	100,000
Prepaid expenses	23,290	40,081
Total current assets	1,231,534	637,602
Property and equipment, net	12,369	69,207
Other assets	8,803	46,621
TOTAL ASSETS	$1,252,706	$753,430

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$104,223	$710,638
Accrued expenses	960,548	920,583
Due to officers	1,252,385	1,205,382
Other loans payable	80,000	334,241
Total current liabilities	2,397,156	3,170,844

Derivative Warrant Liability	-	109,500

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
270,425,232 and 280,091,899 shares issued and outstanding, respectively	270,426	280,092
Additional paid-in capital	25,157,967	27,039,801
Deferred compensation	-	(212,500)
Accumulated deficit	(26,572,843)	(29,634,307)
Total stockholders' deficit	(1,144,450)	(2,526,914)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,252,706	$753,430

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.
Consolidated Statements of Operations
Years Ended December 31,

	2009	2010
Sales	$618,010	$1,432,056

Cost of sales	278,944	616,612
Gross profit	339,066	815,444
Costs and expenses:
General and administrative - including stock based compensation of $613,250 and $1,379,000	2,199,146	3,945,818
Research and development	222,558	191,786
Impairment of note receivable	150,000	-
Interest expense	69,003	74,283
Total costs and expenses	2,640,707	4,211,887
Net loss from Operations	(2,301,641)	(3,396,443)
Other Revenues
Derivative Gain		90,500
Research grant	-	244,479
Total other revenues	-	334,979
Net Loss	$(2,301,641)	$(3,061,464)

Per share information - basic and diluted:
Loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding	230,479,684	275,145,004

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2009 and 2010

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Par Value	Capital	Compensation	Deficit	Total
Balance -January 1, 2009	211,276,482	$211,277	$21,503,591	$-	$(24,271,202)	$(2,556,334)

Common shares issued for cash -$0.025 to $0.08 per share	45,523,750	45,524	3,014,751	-	-	3,060,275
Exercise of warrants at $0.10	400,000	400	39,600	-	-	40,000
Issuance of common stock in exchange for services - $0.02 to $0.54 per share	12,825,000	12,825	600,425	-	-	613,250
Issuance of common stock in connection with acquisition of Receptopharm	400,000	400	(400)	-	-	-
Net loss	-	-	-	-	(2,301,641)	(2,301,641)
Balance - December 31, 2009	270,425,232	270,426	25,157,967	-	(26,572,843)	(1,144,450)
Issuance of common stock in exchange for future services - $0.51 per share	2,500,000	2,500	1,272,500	(1,275,000)	-	-
Exercise of warrants at $0.10 per share	3,000,000	3,000	297,000	-	-	300,000
Common stock issued under purchase agreement	2,066,667	2,066	197,934	-	-	200,000
Fair value of warrants issued in connection with purchase agreement	-	-	(200,000)	-	-	(200,000)
Issuance of common stock in exchange for services - $0.09 to $0.32	2,100,000	2,100	314,400	-	-	316,500
Recognition of deferred stock based compensation	-	-	-	1,062,500	-	1,062,500
Net loss	-	-	-	-	(3,061,464)	(3,061,464)
Balance - December 31, 2010	280,091,899	$280,092	$27,039,801	$(212,500)	$(29,634,307)	$(2,526,914)

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.
Consolidated Statements of Cash Flows
Years Edned December 31,

	2009	2010
Cash flows from operating activities:
Net loss	$(2,301,641)	$(3,061,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,818	15,165
Stock-based compensation	613,250	1,379,000
Derivatives gain	-	(90,500)
Non cash interest expense	59,046	79,937
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(239,583)	(4,896)
Decrease (increase) in inventory	(155,016)	(87,256)
Decrease (increase) in prepaid expenses	4,178	(16,791)
Decrease (increase) in prepaid inventory	-	(100,000)
Decrease (increase) in other assets	(670)	(37,818)
Increase (decrease) in accounts payable	(52,176)	606,415
Increase (decrease) in accrued expenses	110,692	(39,965)
Net cash used in operating activities	(1,956,102)	(1,358,173)

Cash flows used in investing activities:
Acquisition of property and equipment	(8,246)	(72,002)

Cash flows from financing activities:
Common stock issued for cash	3,100,275	300,000
Repayment of notes payable	(20,000)	-
Repayment of stockholder loans	(910,492)	(407,400)
Proceeds from notes payable	-	225,000
Proceeds from common stock purchase agreement	-	200,000
Loans from stockholders	546,530	309,700
Net cash provided by financing activities	2,716,313	627,300
Net increase (decrease) in cash	751,965	(802,875)
Cash - beginning of period	50,910	802,875
Cash - end of period	$802,875	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$4,696
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:
Fair value of warrants issued	$-	$200,000

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.
Notes to Consolidated Financial Statements
December 31, 2009 and 2010

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nutra Pharma Corp. ("Nutra Pharma", “us”, “our” or "the Company") is a holding company that owns intellectual property and operations in the biotechnology industry.  Nutra Pharma incorporated under the laws of the state of California on February 1, 2000, under the original name of Exotic-Bird.com.  We were in the development stage through September 30, 2009.

Through its wholly-owned subsidiaries ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics Inc., we conduct drug discovery research and development activities.  In October 2009, we launched its first consumer product called Cobroxin, an over-the-counter pain reliever designed to treat moderate to severe chronic pain.

Basis of Presentation

Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We have experienced significant losses from operations of $2,301,641 and $3,061,464 for the years ended December 31, 2009 and 2010, and have an accumulated deficit of $29,634,307 at December 31, 2010.  In addition, we had working capital and stockholders’ deficits at December 31, 2010 of $2,417,414 and $2,526,914.

Liquidity

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

As of December 31, 2010, we had no cash.  We currently do not have sufficient cash to sustain our operations for the next month and will require additional financing in order to execute our operating plan and continue as a going concern.  Our plan is to attempt to secure adequate funding to bridge the commercialization of our Cobroxin and Nyloxin products.  We cannot predict whether additional financing will be in the form of equity, debt, or another form and we may be unable  to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

The items discussed above raise substantial doubt about our ability to continue as a going concern.

On November 8, 2010, we entered into an agreement with an investor to purchase up to $10,000,000 of our common stock.  On November 9, 2010, we received $200,000 related to this transaction in exchange for 1,666,667 shares of common stock and warrants to purchase 1,666,667 additional shares of common stock at an exercise price of $0.15 per share.  In consideration for entering into the agreement with the investor we issued to 400,000 shares of our common stock to them as a commitment fee.  The remaining financing is subject to certain conditions (see Note 7).

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the our possible inability  to continue as a going concern.

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Nutra Pharma and its wholly-owned subsidiaries Designer Diagnostics Inc. and ReceptoPharm. The accounts of ReceptoPharm have been consolidated from April 16, 2008, to December 31, 2010 (see Note 2).  We operate as one reportable segment.

All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense.  Significant estimates include the recoverability of long-lived assets, the fair value of stock-based compensation and the fair value of warrant liabilities.  Actual results could differ from those estimates.  Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

Revenue Recognition

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for our various revenue streams:

Revenue is recognized at the time the product is delivered.  Provision for sales returns is estimated based on our historical return experience.  Revenue is presented net of returns.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  There was no allowance at December 31, 2009 and 2010 as substantially all accounts receivable were collected subsequent to year end.

Inventories

Inventories are valued at the lower of cost or market on an average cost basis and consist primarily of raw materials.  We periodically perform an evaluation of inventory for excess and obsolete items.  At December 31, 2010, our inventory consisted mostly of raw materials that are utilized in the manufacturing of finished goods.  These raw materials generally have expiration dates in excess of 10 years.  We performed an evaluation of our inventory and determined that at December 31, 2010, there were no obsolete or excess items.

Financial Instruments and Concentration of Credit Risk

Our financial instruments include cash, accounts receivable, accounts payable, accrued expenses, loans payable, due to officers and derivative financial instruments.  We believe the carrying values of cash, accounts and other receivable, accounts payable, accrued expenses, loans payable, due to officers approximate their fair values because they are short term in nature or payable on demand.  Our derivative financial instrument is carried at fair value (see Note 2).

As of December 31, 2009 and 2010, and periodically throughout such years, balances in various operating accounts exceeded federally insured limits.  We have not experienced any losses in such accounts.  We do not hold or issue financial instruments for trading purposes.

Property and Equipment

Property and equipment is recorded at cost.  Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 3 – 7 years.

Property and equipment consists of the following at December 31,

	2009	2010
Computer equipment	$11,950	$21,918
Furniture & fixtures	11,562	34,757
Lab equipment	14,682	42,129
Telephone Equipment	-	11,393
Office equipment - other	2,630	2,630
Leasehold improvements	67,417	67,417
	108,241	180,244
Less accumulated depreciation	(95,872)	(111,037)

Net property and equipment	$12,369	$69,207

Long-Lived Assets

The carrying value of long-lived assets is reviewed annually and on a regular basis for the existence of facts and circumstances that may suggest impairment.  If indicators of impairment are present, we determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount.  If less, we measure the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the from the impaired assets. We believe the carrying values of our long-lived assets were not impaired as of December 31, 2009 and 2010.

Research and Development

Research and development is charged to operations as incurred.  For the years ended December 31, 2009 and 2010 we incurred research and development expenses of approximately $223,000 and $192,000, respectively.

Research Grant

On October 29, 2010 we were notified by the Department of the Treasury that it had approved a grant in the amount of $244,479 based on our application submitted to the Internal Revenue Service on July 20, 2010 requesting certification for qualified investments in a qualifying therapeutic discovery project under section 48D of the Internal Revenue Code. We recorded the grant in other income in our 2010 consolidated statements of operations and research grant receivable in our December 31, 2010 consolidated balance sheet.  We received these funds on February 1, 2011.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes.  Under ASC-740, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.  We have recorded a 100% valuation allowance as of December 31, 2009 and 2010.

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Stock Compensation.  FASB ASC 718 requires that the cost resulting from all share-based transactions be recorded in the financial statements over the respective service periods.  It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees.  The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share.  Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share.

Recent Accounting Pronouncements

We have determined that all recently issued accounting standards will not have a material impact on our consolidated financial statements, or do not apply to our operations.

2.  FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements.  FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value as of December 31, 2010:

	December 31, 2010
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability (1)	$109,500	$–	$–	$109,500

(1)
On November 8, 2010 we signed a $10 million dollar purchase agreement with Lincoln Park Capital Fund, LLC. Upon signing the agreement we received on November 9, 2010  $200,000 in exchange for 1,666,667 shares of  common stock and warrants to purchase 1,666,667 shares of common stock at an exercise price of $0.15 per share. See Note 7.

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during 2010:

Year Ended
December 31,
Description	2010

Beginning balance	$-
Purchases, issuances, and settlements	200,000
Total gain included in earnings (2)	(90,500)

Ending Balance	$109,500

(2) Gains for the period ended December 31, 2010 related to the revaluation of our warrant liability. The gains were calculated from the date of the warrant issuance, November 8, 2010 through December 31, 2010. These gains and losses are reflected in our consolidated statements of operations as a component of other income (expense).  See Note 7.

3.  INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis.  At December 31, 2010, inventory of $253,042 consisted $192,502 of raw materials and $60,540 of components.  At December 31, 2009, inventory of $165,786 consisted entirely of raw materials. During 2010, we paid $100,000 toward certain components to be used in the bottling and packaging of our products.  As of December 31, 2010, this balance is reflected as prepaid inventory in our consolidated balance sheet.

4.  IMPAIRMENT OF NOTE RECEIVABLE

During 2009, we advanced $150,000 to an unrelated business pursuant to a promissory note.  As of December 31, 2009, the note was fully reserved, resulting in a $150,000 charge to operations.  In 2010, we collected this note receivable in entirety and recorded a $150,000 reversal of expense to general and administrative expense in our consolidated statements of operations.

5.  ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2009 and 2010:

	2009	2010
Accrued payroll	$656,690	$655,026
Accrued legal	196,057	196,057
Other accrued expenses	107,801	69,500
Total	$960,548	$920,583

6.  DUE TO OFFICERS AND STOCKHOLDERS

Officer Loans

We have an outstanding demand loan to our President and CEO, Rik Deitsch.  The loan bears interest at 4%.  At December 31, 2010, we owed our President Rik Deitsch $1,099,238.  Included in the amount owed to Mr. Deitsch is $256,696 of accrued interest.

During the year ended December 31, 2010, we borrowed a total of $309,700 and repaid a total of $407,400 from Mr. Deitsch for a net repayment of $97,700.  At December 31, 2010 we owe Mr. Deitsch the total amount of $1,099,238, which amount includes $256,696 of accrued interest.  This loan is due on demand and bears interest at a rate of 4% per annum.

In addition, at December 31, 2010, we are indebted to Paul Reid, the President of ReceptoPharm in the amount of $106,144.  This amount includes accrued interest of $26,317.  This loan is due on demand and bears interest at a rate of 5% per annum.  The loan is secured by certain intellectual property of ReceptoPharm.

Stockholder Loan

During the year ended December 31, 2009, ReceptoPharm paid off the entire balance of a loan to stockholder of $223,403.  This payoff included $27,153 of accrued interest.

Other Loans

During the third quarter of 2010 we borrowed $200,000 from one of our directors.  This loan is expected to be repaid in six months to a year from the date of the loan along with interest calculated at 10% straight interest for the first month plus 12% annum calculated after 30 days from funding.

7.  STOCKHOLDERS' DEFICIT

Private Placements of Common Stock

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

Common Stock Issued for Services

During the year ended December 31, 2009, we issued an aggregate of 12,825,000 shares of common stock in exchange for services rendered.  These shares were valued at their fair market value of $613,250 based on the trading price of our common shares, which was charged to operations.

On February 26, 2010, we issued 2,500,000 shares valued at $1,275,000 to a consultant for services rendered from March 1, 2010 to February 28, 2011.  Of this total 2,000,000 shares were restricted and 500,000 shares were free-trading pursuant to our S-8 Registration Statement.  The shares were valued a $0.51 per share which was the fair market value of our common stock on February 26, 2010.  The expense is being recorded in selling, general and administrative over the service period of one year.

During the year ended December 31, 2010, we issued an aggregate of 2,100,000 shares of common stock in exchange for services rendered.  These shares were valued at their fair market value of $316,500 based on the trading price of our common shares, which was charged to operations.

Exercise of Common Stock Warrants

In December 2009, we sold 400,000 restricted shares of common stock to an investor at a price per share of $0.10 and received proceeds of $40,000.  These shares were sold pursuant to a warrant agreement between us and the investor.

During the second quarter of 2010, we sold 3,000,000 of common stock to investors at a price per share of $0.10 and received proceeds of $300,000. These shares were sold pursuant warrant agreements.

Common Stock Purchase Agreement

On November 8, 2010, we signed a common stock purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”). The Purchase Agreement, which has a term of 30 months, provides for future funding of up to $10,000,000 from sales of our common stock to LPC on a when and if needed basis at our discretion upon satisfaction of certain conditions per the Purchase Agreement.  We generally we have the right to direct LPC to purchase up to an additional $9,800,000 of our common stock in amounts up to $40,000 as often as every two business days under certain conditions. We can also accelerate the amount of our stock to be purchased under certain circumstances.  No sales of shares may occur below $.06 per share.  The purchase price of the shares will be based on the market prices of our shares at the time of sale as computed under the Purchase Agreement without any fixed discount.  We may at any time in our sole discretion terminate the Purchase Agreement without fee, penalty or cost upon one business days notice.

Upon signing the Purchase Agreement, we received $200,000 from LPC as an initial purchase under the $10,000,000 commitment in exchange for 1,666,667 shares of our common stock and warrants to purchase 1,666,667 shares of our common stock at an exercise price of $0.15 per share. The warrants may be exercised, in whole or in part, by means of a cashless exercise, as defined in the Purchase Agreement.  In consideration for entering into the Purchase Agreement we issued to LPC 400,000 shares of our common stock as a commitment fee, which was included as part of the fair value of the warrants issued to LPC (see below).

Concurrently with entering into the Purchase Agreement, we entered into a registration rights agreement with LPC.  Under the registration rights agreement, we agreed to file a registration statement with the SEC covering 62,000,000 shares issued or to be issued as follows: 1,666,667 purchase shares issued; 1,666,667 shares issuable to LPC under the warrant; 400,000 initial commitment shares issued to LPC; 55,666,666 purchase shares issuable to LPC under the Purchase Agreement; and 2,600,000 additional commitment shares to be issued pro rata to LPC.  We filed a registration statement on Form S-1 dated December 14, 2011, and on January 7, 2011 the filing became effective.

The warrants to purchase 1,666,667 are classified as liabilities pursuant to FASB ASC 480-10 Distinguishing Liabilities from Equity and are carried at fair value.  Fair value is measured using the Dilution-Adjusted Black-Scholes option pricing model and using the volatility, market price, strike price, risk-free interest rate and dividend yield appropriate at the date the warrants were issued.  The warrants were initially valued at $200,000 (the full amount of the proceeds) on November 8, 2010 and adjusted to fair value of $109,500 at December 31, 2010, resulting in a gain of $90,500.

8.  STOCK OPTIONS AND WARRANTS

Equity Compensation Plans

On December 3, 2003, the Board of Directors approved the Employee/Consultant Stock Compensation Plan (the "2003 Plan"). The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us, through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 2,500,000.

On June 6, 2007 the Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the "2007 Plan").  The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us, through the award of our common stock.  The maximum number of shares of common stock that may be issued under the 2007 Plan is 25,000,000.

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

No options were issued under the plans during 2009 and 2010.

We account for option and stock awards under our option plans in accordance with ASC Topic 718,Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense in our statement of operations for all share-based option and stock awards, based on estimated grant-date fair values.

ASC Topic 718 requires us to estimate the fair value of stock-based option awards on the date of grant using an option-pricing model.  The grant-date fair value of the award is recognized as expense over the requisite service period using the straight-line method.  In accordance with ASC Topic 718, the estimated stock-based compensation expense to be recognized is reduced by an estimate of the annualized rate of stock option forfeitures.

Common Stock Options

A summary of stock options for the years ended December 31, 2009 and 2010 is as follows:

		Weighted average exercise price
Balance December 31, 2008	3,000,000		$0.25
Exercised	-		-
Issued	-	$
Forfeited	-		-
Balance December 31, 2009	3,000,000		$0.25
Exercised	-		$-
Issued	-		$-
Forfeited	(2,000,000)		$0.27
Balance December 31, 2010	1,000,000		$0.20

The following table summarizes information about fixed-price stock options outstanding as of December 31, 2010:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.20	1,000,000	0.10 years	$0.20

All options are vested and exercisable.

Common Stock Warrants

From time to time, we issue warrants to purchase its common stock.  These warrants have been issued for cash in conjunction with the private placement of shares of our common stock.

 A summary of warrants issued in conjunction with private placements of common stock for the years ended December 31, 2009 and 2010 is as follows (see Note 7):

	Number of shares	Weighted average exercise price
Balance December 31, 2008	37,140,000	$0.10
Exercised	(400,000)	0.10
Issued	10,575,000	$0.10
Forfeited	-	-
Balance December 31, 2009	47,315,000	$0.10
Exercised	(3,000,000)	$0.10
Issued	-	-
Forfeited	-	-
Balance December 31, 2010	44,315,000	$0.10

The following table summarizes information about fixed-price warrants outstanding as of December 31, 2010:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.10	44,315,000	2.00 years	$0.10

As of December 31, 2010, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0 and the aggregate intrinsic value of currently exercisable stock options was $0.  The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.08 closing stock price of our common stock on December 31, 2010, the last trading day of 2010.  There were no in-the-money options or warrants at December 31, 2010.

The total intrinsic value of options and warrants exercised during the years ended December 31, 2009 and 2010 was approximately $124,000 and $615,000, respectively.  Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options.  The total cash proceeds received from the exercise of stock options was approximately $3,000 and $68,000 for the years ended December 31, 2009 and 2010, respectively.

The total fair value of options granted during the years ended December 31, 2009 and 2010 was approximately $40,000 and $300,000, respectively.   The total fair value of option and warrant shares vested during the years ended December 31, 2009 and 2010 was approximately $5,201,500 and $4,641,500, respectively.

Stock compensation cost recognized for the years ended December 31, 2009 and 2010 was approximately $316,500 and $1,379,000, respectively.  As of December 31, 2010, there was approximately $212,500 of total unrecognized stock-based compensation cost, related to unvested stock options granted under the Amended Plan.  This cost is expected to be recognized over a weighted-average period of 0.16 years.

 9.  INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  We had no significant deferred tax items arise during any of the periods presented.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2009 and 2010. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

As of December 31, 2010, we have a net operating loss carry forward of approximately $10,100,000. This loss will be available to offset future taxable income. Assuming our net operating loss carryforwards are not disallowed because of certain “change in control” provisions of the Internal Revenue Code, these net operating loss carryforwards expire in various years through the year ending December 31, 2029. The deferred tax asset of approximately $2,400,000 relating to the operating loss carry forward has been fully reserved at December 31, 2010. The increase in the valuation allowance related to the deferred tax asset was approximately $600,000 during 2009. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from stock based compensation of approximately $9,500,000, non-cash finance charges of approximately $1,100,000, non-cash losses on settlements of approximately $1,000,000, non-cash losses related to Nanologix of approximately $1,700,000, losses of ReceptoPharm, Inc. of approximately $3,000,000, goodwill impairment of $2,400,000 and the amortization of intangibles of approximately $800,000.

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

The Company has not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2010. Our methods of accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns. Due to the carry forward of net operating losses, our federal and state income tax returns are subject to audit for periods beginning in 2003.

10.  COMMITMENTS AND CONTINGENCIES

Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc.

On August 18, 2006, ReceptoPharm was named as a defendant in Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.: 18247/06 (New York Supreme Court, Queens County).  The original proceeding claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and shareholder and several corporations that she claims to own, the sum of $118,928.15 plus interest and counsel fees on a series promissory notes that were allegedly executed in 2001 and 2002.  On August 23, 2007, the Queens County New York Supreme Court issued a decision denying Plaintiffs motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes.  On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims seeking damages of no less than $768,506 on their claims that in or about June 2004 ReceptoPharm breached its fiduciary duty to the Plaintiffs as shareholders of ReceptoPharm by wrongfully canceling certain of their purported ReceptoPharm share certificates. In late 2010, Plaintiffs further amended their complaint alleging that ReceptoPharm violated Plaintiffs contractual and statutory rights by cancelling and additional 1,214,800 share certificates and failing to permit the Plaintiffs to exercise dissenting shareholder rights with respect to those share certificates.  The damages associated with the Plaintiff’s claims could rise as the result of increases in the Company’s share price as the Receptopharm shares may be convertible into the Company’s common shares.  The potential exposure may exceed $10,000,000 if the Plaintiffs are successful with all of their claims.

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes.  Plaintiffs have moved for partial summary judgment on their claims regarding the additional 1,214,800 shares, but not on their claims regarding the alleged promissory notes or the 1,750,000 alleged shares.  Receptopharm will oppose the partial summary judgment motion, and we intend to vigorously contest this matter.

 Liquid Packaging Resources

We are currently negotiating with Liquid Packaging Resources for the purchase of approximately $278,000 on an installment basis for components purchased in advance by the vendor.  We paid the amount of $100,000 to Liquid Packaging Resources toward future purchases during 2010, which is included in prepaid inventory in our 2010 consolidated balance sheet.

FANG Industries, LLC

On October 27, 2010, we entered into an agreement with FANG Industries, LLC (“FANG”) for the future purchase of cobra venom. During 2010, we recorded an expense of $48,500 to fund the costs of travel and purchase of the initial snake population.  We are obligated to purchase all of the venom that FANG can produce on a monthly basis and we guarantee the purchase of at least 667 grams of lyophilized venom monthly throughout 2011, at a contracted rate.  We will increase our venom purchases as product sales demand increase and will guarantee a monthly purchase of at least 1 kg from January 2012 onward.  We may terminate this agreement at any time by providing ninety days prior written notice to FANG.

Concentrations

During the year ended December 31, 2009 and 2010, 94% and 96%, respectively, of our sales were to a single costumer.

Operating Leases

In February 2010, Nutra Pharma entered into an operating lease for the use of office space.  The lease requires monthly payments of $8,287 during the first year and expires in January 2013. We incurred rent expense of $91,157   during 2010.  We incurred rent expense of $69,529 and $71,734 during 2009 and 2010 related to the lease of the ReceptoPharm office and lab.  This office lease expires in May 2012.  Future minimum payments under all lease agreements are as follows:

$172,614 in 2011
$134,475 in 2012
$    8,716 in 2013

11.  OTHER RELATED PARTY TRANSACTIONS

During the year December 31, 2008, ReceptoPharm entered into a contract for the production of a drug (Crotoxin) with Celtic Biotech, Ltd. a company based in Dublin, Ireland. An officer of ReceptoPharm is related to the Managing Director of Celtic Biotech, Ltd. The contract has a total budget of $134,336 and is expected to be completed in early 2011. The initial deposit of $40,301 has been deemed earned and has been recorded as revenue during 2010.

Our President, Rik Deitsch is a Director of Mineral Sciences LLC, a company that packaged our product Cobroxin which was sold during the period of November 2009 to August of 2010. As of September 2010 Mineral Sciences LLC no longer performs any services for Nutra Pharma.

12.  SUBSEQUENT EVENTS

Subsequent to December 31, 2010 we received additional advances from our President, Rik Deitsch in the amount of $195,000 and repaid Mr. Deitsch $199,900 for a net repayment of $4,900.  The amount owed to Mr. Deitsch as of March 31, 2011 was $1,104,829, which includes $267,186 of accrued interest.

Subsequent to December 31, 2010 we issued 5,102,436 shares to CEDE & CO. Fast5 and 350,000 shares to Frederick M. Lehrer.

Subsequent to December 31, 2010 we received $440,000 financing from LPC.