Form 10-Q
period 2011-03-31
NUTRA PHARMA CORP
filed 2011-05-16
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission file numbers 000-32141

NUTRA PHARMA CORP.
(Name of registrant as specified in its charter)

California	91-2021600
(State or Other Jurisdiction of Organization)	(IRS Employer Identification Number)

2776 University Drive, Coral Springs, Florida	33065
(Address of principal executive offices)	(Zip Code)

(954) 509-0911
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of May 6, 2011, was 293,746,995.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending March 31, 2011, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to risks detailed in Item 1(a).  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

NUTRA PHARMA CORP.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$40,211	$-
Accounts receivable	106,079	-
Research grant receivable	-	244,479
Inventory	326,818	253,042
Prepaid inventory	183,837	100,000
Prepaid expenses	30,113	40,081
Total current assets	687,058	637,602
Property and equipment, net	60,121	69,207
Other assets	46,621	46,621
TOTAL ASSETS	$793,800	$753,430

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$665,968	$710,638
Accrued expenses	903,775	920,583
Due to officers	1,192,960	1,205,382
Other loans payable	334,241	334,241
Total current liabilities	3,096,944	3,170,844

Derivative Warrant Liability	129,500	109,500

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 290,147,859 and 280,091,899 shares issued and outstanding, respectively	290,148	280,092
Additional paid-in capital	28,093,745	27,039,801
Deferred compensation	(544,000)	(212,500)
Accumulated deficit	(30,272,537)	(29,634,307)
Total stockholders' deficit	(2,432,644)	(2,526,914)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$793,800	$753,430

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.
Condensed Consolidated Statements of Operations  - Unaudited

	Three Months Ended March 31,
	2011	2010
Net sales	$120,273	$864,424

Cost of sales	31,527	402,542
Gross profit	88,746	461,882
Costs and expenses:

Selling, general and administrative - including stock based compensation of $212,500 and $106,250	677,558	694,662
Research and development	8,517	54,813
Interest expense	20,901	13,189
Total costs and expenses	706,976	762,664
Net loss from Operations	(618,230)	(300,782)

Other Expenses
Derivative Loss	20,000	-
Net Loss	$(638,230)	$(300,782)

Per share information - basic and diluted:
Loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	280,630,838	271,369,676

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.
Condensed Consolidated Statements of Cash Flows - Unaudited

	Three Months Ended March 31,
	2011	2010

Net cash used in operating activities	$(455,402)	$(406,560)

Cash flows from investing activities:
Acquisition of property and equipment	$-	$(53,495)

Cash flows from financing activities:
Repayment of stockholder loans	(281,387)	(100,000)
Proceeds from common stock purchase agreement	520,000	-
Loans from stockholders	257,000	-

Net cash provided by financing activities	$495,613	$(100,000)
Net (decrease) increase in cash	40,211	(560,055)
Cash - beginning of period	-	802,875
Cash - end of period	$40,211	$242,820

Supplemental Cash Flow Information:
Cash paid for interest	$1,243	$1,004
Cash paid for income taxes	$-	$-
Stock issued for deferred compensation	$544,000	$1,275,000
Common stock issued for services	$-	$-

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2011

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

Basis of Presentation

The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.  Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K.

Liquidity

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss of $638,230 for the three months ended March 31, 2011 and has an accumulated deficit of $30,272,537 at March 31, 2011.  In addition, the Company used $455,402 of cash for operations during the three months ended March 31, 2011 and had working capital and stockholders’ deficits at March 31, 2011 of $2,409,886 and $2,432,644, respectively.

The Company currently does not have sufficient cash to sustain itself for the next quarter and will require additional financing in order to execute its operating plan and continue as a going concern.  Management’s plan is to attempt to secure adequate funding to bridge the commercialization of its Cobroxin and Nyloxin products.  Management cannot predict whether additional financing will be in the form of equity, debt, or another form and the Company may be unable  to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that the Company is unsuccessful in increasing its revenues and becoming profitable, it may be unable to implement its current plans for expansion, repay its obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on its business prospects, financial condition and results of operations.

On November 10, 2010, the Company entered into an agreement with an investor to purchase up to $10,000,000 worth of Nutra Pharma common stock.  On November 9, 2010, the Company received $200,000 related to this transaction in exchange for 1,666,667 shares of common stock and warrants to purchase $1,666,667 additional shares of common stock at an exercise price of $0.15 per share.

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2011

The items discussed above raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Use of Estimates

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make certain estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense.  Significant estimates include management’s belief that it will be able to raise and/or generate sufficient cash to continue as a going concern, the allowance for doubtful accounts, the valuation of inventory,  the recoverability of long-lived assets, the fair value of derivative liability and the fair value of stock-based compensation.  Actual results could differ from those estimates.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  There was no allowance at March 31, 2011.

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
March 31, 2011

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

Net Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings per Share.  Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net income loss by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on net loss per share.

Recent Accounting Pronouncements

We have determined that all recently issued accounting standards will not have a material impact on our consolidated financial statements, or do not apply to our operations.

2.  INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis. At March 31, 2011 and December 31, 2010, inventories were as follows:

	March 31, 2011	December 31, 2010

Raw Materials	$212,432	$192,502
Components	47,899	-
Finished Goods	66,487	60,540

Total Inventories	$326,818	$253,042

During 2010, we paid $100,000 toward certain components to be used in the bottling and packaging of our products.  As of December 31, 2010, this balance is reflected as prepaid inventory in our condensed consolidated balance sheet.  During the quarter ended March 31, 2011, we paid $83,837 toward the production of Nyloxin for resale. The total amount of prepaid inventory reflected in our condensed consolidated balance sheet as of March 31, 2011 is $183,837.

3.  DUE TO OFFICERS

Officers' Loans

During the year ended December 31, 2010, the Company borrowed $309,700 from its President, Rik Deitsch, and repaid him $407,400, bringing the total amount owed to Mr. Deitsch to $1,099,238 at December 31, 2010.  Included in the amount owed to Mr. Deitsch is $256,696 of accrued interest.

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2011

During the three month period ended March 31, 2011, the Company borrowed an additional $257,000 from its President, Rik Deitsch, and repaid him $281,387, bringing the total amount owed to Mr. Deitsch to $1,085,522 at March 31, 2011.  Included in the amount owed to Mr. Deitsch is $267,367 of accrued interest. This loan is due on demand and bears interest at a rate of 4% per annum.

At March 31, 2011, the Company was indebted to Paul Reid, President of ReceptoPharm, in the amount of $107,438.  This amount includes accrued interest of $27,611.  This loan is due on demand and bears interest at a rate of 5% per annum.  The loan is secured by certain intellectual property of ReceptoPharm.  At December 31, 2010 the Company owed Mr. Reid $106,144, which includes $26,317 of accrued interest.

4. OTHER LOANS

Director's Loans

During 2010 we borrowed $200,000 from one of our directors.  This loan is expected to be repaid in six months but no longer than twelve month from the date of the loan, along with interest calculated at 10% straight interest for the first month plus 12% annum calculated after 30 days from funding.  At March 31, 2001 the balance of the loan is $232,668, which includes $32,668 of accrued interest.

5. OTHER RELATED PARTIES TRANSACTIONS

During the year ended December 31, 2008, ReceptoPharm, the Company's wholly-owned subsidiary, entered into a contract for the production of a drug (Crotoxin) with Celtic Biotech, Ltd, a company based in Dublin, Ireland. An officer of ReceptoPharm is related to the Managing Director of Celtic Biotech, Ltd. The contract has a total budget of $134,336 and is expected to be completed during the second quarter of 2011.

6. STOCKHOLDERS' DEFICIT

In March 2011, the Company issued 4,000,000 shares of restricted common stock to a consultant for services to be rendered beginning March 21, 2011.  The shares were valued at $0.13 per share, which was the fair market value of the Company’s common stock on the date of the contract. The contract calls for services to be provided in a timely fashion. The Company has estimated the services to be completed within one year and is recording the expense ratably over the year.

In March 2011, the Company issued 200,000 shares of restricted common stock to a consultant for services to be rendered from March 18, 2011 to March 17, 2012. The shares were valued at $0.12 per share, which was the fair market value of the Company’s common stock on the date of the contract.

On November 8, 2010 the Company signed a $10 million dollar purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company. Upon signing the agreement Nutra Pharma received on November 9, 2010  $200,000 in exchange for 1,666,667 shares of  common stock and warrants to purchase 1,666,667 shares of common stock at an exercise price of $0.15 per share. A copy of the agreement and description of the terms is included in Form 8-K which the Company filed on November 12, 2010.

During the first quarter of 2011, the Company issued 5,855,960 shares of restricted common stock to LPC under the stock purchase agreement and received proceeds of $520,000.

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2011

7.  STOCK OPTIONS AND WARRANTS

On March 31, 2011, the Company had a total of 45,315,000 stock options and warrants outstanding at a weighted average exercise price of $0.10.  There were no awards of options or warrants during the three months ended March 31, 2011 and all outstanding options are vested and exercisable.

8.  FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements.  FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of March 31, 2011:

	March 31, 2011
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability (1)	$129,500	$–	$–	$129,500

(1)
On November 8, 2010 we signed a $10 million dollar purchase agreement with LPC. Upon signing the agreement we received on November 9, 2010  $200,000 in exchange for 1,666,667 shares of  common stock and warrants to purchase 1,666,667 shares of common stock at an exercise price of $0.15 per share.

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during 2011:

Three Months
Ended
Description	March 31, 2011

Beginning balance	$109,500
Purchases, issuances, and settlements	-
Total loss included in earnings (2)	20,000

Ending Balance	$129,500

(2)
Losses for the period ended March 31, 2011 related to the revaluation of our warrant liability. The losses were calculated from December 31, 2010 through March 31, 2011. These losses are reflected in our condensed consolidated statements of operations as a component of other expenses.

9.  COMMITMENTS AND CONTINGENCIES

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

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes. Plaintiffs have moved for partial summary judgment on their claims regarding the additional 1,214,800 shares, and to dismiss ReceptoPharm counterclaims, but have not moved for summary judgment on their claims regarding the alleged promissory notes or the 1,750,000 alleged shares. ReceptoPharm has opposed the Plaintiffs' motion for partial summary judgment and itself has moved for partial summary judgment limiting Plaintiffs' prospective damages.

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2011

Other Commitments and Contingencies

On January 27, 2011 the Company issued a purchase order to Alix Technologies of $167,675 for the production of Nyloxin. The Company paid $83,837 during the three months ended March 31, 2011, which is included in prepaid inventory. The balance of $83,838 is payable to Alix Technologies upon delivery of the products.

On April 27, 2011, we issued 250,000 shares of our restricted common stock to Undiscovered Equities for strategic business planning and investor and public relations services to be rendered to us. The shares were valued at $0.07 per share, which was the value of our common stock on April 11, 2011, the date of the agreement. Three additional tranches of 250,000 restricted shares of our common stock shall be earned and issued on July 11, 2011, October 11, 2011 and January 11, 2012. The total compensation shall be 1 million restricted shares. The agreement is for a one-year period.

Concentrations

During the three months ended March 31, 2011, 88% of the Company’s sales were to a single customer. During the year ended December 31, 2010, 96% of the Company’s sales were to a single customer.

10.  OTHER SUBSEQUENT EVENTS

Subsequent to March 31, 2011 and through May 16, 2011, we received additional advances from our President, Rik Deitsch, in the amount of $102,720  and we repaid Mr. Deitsch $34,170.  We owed $1,158,496 to Mr. Deitsch at May 16, 2011, which includes $271,791 of accrued interest.

Subsequent to March 31, 2011, the Company issued 3,349,136 shares of restricted common stock to LPC under the stock purchase agreement and received proceeds of $240,000.

Subsequent to March 31, 2011 the Company received from a non- related party a $25,000 short-term loan. This loan is expected to be repaid by the end of the year with interest calculated at 10% straight interest for the first month plus 12% annum calculated monthly after 30 days from funding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the first 2011 quarter has focused upon marketing our fully developed three homeopathic drugs for the treatment of pain:

•	Cobroxin, an over the counter pain reliever designed to treat moderate to severe (Stage 2) chronic pain; and

•	Nyloxin (Stage 2 Pain) and Nyloxin Extra Strength (Stage 3 Pain).

We will continue this focus during the remainder of 2011.

During our first quarter of 2011 and thereafter, the following has occurred:

Patent Approved

The US Patent and Trademark Office issued us a patent for the composition of matter and the use of cobratoxin, a component of cobra venom, for the treatment of pain. The patent (US 7,902,152) titled “Use of cobratoxin as an analgesic”, describes a composition of matter for an analgesia and its method of use is disclosed. The method of use is for the treatment of chronic pain, especially to the treatment of heretofore intractable pain as associated with advanced cancer. The pain associated with neurological conditions, rheumatoid arthritis, viral infections and lesions is also contemplated. The method includes administering to a host an alpha-neurotoxin that is characterized by its ability to blocking of the action of acetylcholine at nicotinic acetylcholine receptors.

Product Advertising/Education

On March 09, 2011 we published an interview with Jeffrey Gottfurcht, founder of the Jeffrey Gottfurcht Children’s Arthritis Foundation, about his upcoming Mount Everest expedition and the physical challenges he faces as a sufferer of Rheumatoid Arthritis for which he uses Nyloxin.  Earlier, On January 18, 2011 we announced that we had sponsored Jeffrey Gottfurcht to be the first climber with Rheumatoid Arthritis to scale Mount Everest. Jeffrey is using Nyloxin to manage pain on his quest.

On February 01, 2011, we announced the publication of a Review Article written by Paul Reid, PhD, ReceptoPharm’s Chief Executive Officer.  The article, "Cobra Venom: A Review of the Old Alternative to Opiate Analgesics," was published in the January, 2011 issue of the journal, Alternative Therapies in Health and Medicine.

 On January 20, 2011 we announced that we provided an educational grant for the Pharmacist Continuing Education course "Over-the-Counter Use of Neuroactive Peptides for the Treatment of Chronic Pain." The course is available through Power Pak and the publication, US Pharmacist.

We posted 23 articles on Nutra Pharma’s blog located on the website at http://www.nutrapharma.com/blog/. These blog posts pertain to current events and the regulatory environment surrounding medications for the treatment of pain and inflammation with an eye on educating readers about Nyloxin for Chronic Pain Relief.

 Product Distribution

On April 27, 2011, we announced that we had selected Pentanet CA to serve as the exclusive distributor in Venezuela for our Nyloxin-branded pain relievers.

 On April 12, 2011, we announced that our Distributor, Nutritional Alliance, had established a contractual relationship with the group purchasing organization (GPO) Innovatix for the distribution of Nyloxin™ throughout the United States and, specifically, in long-term care facilities and the geriatric market.

Retail Sales and Distribution

During the first quarter of 2011, we generated revenues of $120,273 from Cobroxin and Nyloxin sales.  During the quarter we continued to focus on expanding brand awareness for our over-the-counter pain relievers Nyloxin and Nyloxin Extra Strength by: (a) coordinating  marketing and awareness for those pain relievers through attendance at various conferences; (b) seeking out additional international distribution partners for our Nyloxin branded pain relievers, (c) sponsoring Jeffery Gottfurcht, a Nyloxin user, as the first Rheumatoid arthritis sufferer to scale Mount Everest; and (d) coordinating our ongoing drug registration process in Europe, Canada, Central America, South America, the Middle East, Mexico, and India, including reviewing distributor candidates within those territories. We plan to continue our brand development and operations during the remainder of 2011 by continuing the above efforts, researching potential product line extensions for our branded pain relievers and organizing clinical studies that support our current drug products and advance our current research and development pipeline.

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

In November 2009, XenaCare began selling Cobroxin to brick-and-mortar retailers, including distribution to CVS in March 2010 and Walgreens in May 2010. On April 1, 2011, we notified our Cobroxin Distributor, XenaCare Holdings that they were in breach of our agreement. As a result of this, the distribution agreement was terminated effective April 10, 2011. XenaCare continues to market their existing inventory of Cobroxin. We have been in negotiations with potential new distributors for our Cobroxin products both domestically and internationally.

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

Potential side effects from the use of Cobroxin are rare, but may include headache, nausea, vomiting, sore throat, allergic rhinitis and coughing.

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

In December 2009, we began marketing Nyloxin and Nyloxin Extra Strength at www.nyloxin.com. Both Nyloxin and Nyloxin Extra Strength are packaged in a roll-on container, squeeze bottle and as an oral spray. Additionally, Nyloxin topical gel is available in an 8 oz pump bottle.

We are currently marketing Nyloxin and Nyloxin Extra Strength as treatments for moderate to severe chronic pain.   Nyloxin is available as an oral spray for treating back pain, neck pain, headaches, joint pain, migraines, and neuralgia and as a topical gel for treating joint pain, neck pain, arthritis pain, and pain associated with repetitive stress.  Nyloxin Extra Strength is available as an oral spray and gel application for treating the same physical indications, but is aimed at treating the most severe (Stage 3) pain that inhibits one’s ability to function fully.

We have begun selling our homeopathic pain relievers in Canada. Upon completion of international drug registrations, which we estimate will be completed during the second and third quarters of 2011, we will distribute Cobroxin and Nyloxin in Mexico, Central and South America, the Middle East and India.  We are also pursuing product registrations in Europe which we estimate will be completed by mid-2012. Additionally, we plan to complete two human clinical studies aimed at comparing the ability of Nyloxin Extra Strength to replace prescription pain relievers. We originally believed that these studies would begin during the second quarter of 2010; however, these studies have been delayed because of lack of funding.  We expect that these studies will begin by the end of 2011.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applied on a consistent basis.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Revenue Recognition:  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. There was no provision for sales returns at March 31, 2011 as all products sold as of that date have been accepted by our customer and contractually we are not obligated to accept returns.

Accounts Receivable and Allowance for Doubtful Accounts:  Our accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  There was no allowance for doubtful accounts at March 31, 2011.

Inventory Obsolescence:  Inventories are valued at the lower of cost or market value using the average cost method.  We periodically perform an evaluation of inventory for excess and obsolete items.  At March 31, 2011, our inventory consisted of finished goods and raw materials that are utilized in the manufacturing of finished goods.  These raw materials generally have expiration dates in excess of 10 years.  We performed an evaluation of our inventory and determined that at March 31, 2011 there were no obsolete or excess items.

Derivative Warrant Liability: We generally do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks. However, certain financial instruments, such as warrants, which are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control.  In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement.  Such financial instruments are initially recorded, and continuously carried, at fair value.

Determining the fair value of these instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rate risk, historical volatility and stock price, estimated life of the derivative, anti-dilution provisions, and conversion/redemption privileges.  The use of different assumptions or changes in those assumptions could have a material effect on the estimated fair value amounts.

Long-Lived Assets:  The carrying value of long-lived assets is reviewed annually and on a regular basis for the existence of facts and circumstances that may suggest impairment.  If indicators of impairment are present, we determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount.  If less, we measure the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the impaired assets.   We do not believe there to be any impairments of long-lived assets as of March 31, 2011.

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

Results of Operations – Comparison of Three Months Periods Ended March 31, 2011 and March 31, 2010

Net sales for the three months period ended March 31, 2011 are $120,273 compared to $864,424 for the three months period ended March 31, 2010.  The decrease in net sales is primarily attributable to a significant decrease in Cobroxin sales, from $864,424 for the quarter ended March 31, 2010 compared to $106,078 for the quarter ended March 31, 2011.  The remaining sales of $14,195 for the quarter ended March 31, 2011 represent the first sales of Nyloxin™. No   Nyloxin™ sales for the three months period March 31, 2010 or prior to the current quarter ended March 31, 2011 occurred.

Cost of sales for the three-month period ended March 31, 2011 is $31,527 compared to $402,542 for the three-month period ended March 31, 2010.  Our cost of sales includes the direct costs associated with Cobroxin and Nyloxin™   manufacturing. Our gross profit margin for the three-month period ended March 31, 2011 is $88,746 or 73.8% compared to $461,882 or 53.4% for the three-month period ended March 31, 2010.   The increase in our profit margin is due primarily to a decrease in the direct costs of components associated with manufacturing.

Selling, general and administrative expenses (“SG&A”) decreased  $17,104 or 2.5% from $694,662 for the quarter ended March 31, 2010 to $677,558 for the quarter ended March 31, 2011, generally due to a decrease in advertising, consulting, legal and professional fees.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services. Also included in SG&A expenses is stock based compensation expense, which increased $106,250 or 100.0% from $106,250 for the three months period ending March 31, 2010 to $212,500 for the three months period ending March 31, 2011. Research and development expenses decreased $46,296 or 84.5% from $54,813 for the quarter ended March 31, 2010 to $8,517 for the comparable 2011 period.  Our research expenses are related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound, RPI-78.

Interest expense increased $7,712 or 58.5%, from $13,189 for the quarter ended March 31, 2010 to $20,901 for the comparable 2011 period.  This increase was due to an overall increase in short term indebtedness in the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.

Our net loss increased by $337,448 or 112.2%, from $300,782 for the quarter ended March 31, 2010 to $638,230 for the comparable 2011 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated financial statements for the period ended March 31, 2011, we have an accumulated deficit of $30,272,537 and working capital and stockholders’ deficits of $2,409,886 and $2,432,644, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations.  These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand.  During 2010, we borrowed $309,700 from Mr. Deitsch and repaid him $407,400.   During the three month period ended March 31, 2011, we borrowed an additional $257,000 from Mr. Deitsch and repaid him $281,387.  As of March 31, 2011, we owe Mr. Deitsch $1,085,522. Included in this amount is $267,367 of accrued interest.

Subsequent to March 31, 2011 and through May 16, 2011, we received additional advances from our President, Rik Deitsch, in the amount of $102,720 and repaid Mr. Deitsch $34,170.  The amount owed to Mr. Deitsch at May 16, 2011 was $1,158,496, which includes $271,791 of accrued interest

During the year ended December 31, 2010, we raised a total of $725,000, $300,000 of which was derived from the sale of outstanding warrants, $225,000 through the issuance of short-term notes and $200,000 from the common stock purchase agreement with Lincoln Park Capital (“LPC”).

On October 29, 2010, the Department of the Treasury notified us that it had approved a grant in the amount of $244,479 based on  our  July 20, 2010 application to the Internal Revenue Service requesting certification for qualified investments in a qualifying therapeutic discovery project under section 48D of the Internal Revenue Code. We received these funds on January 31, 2011.

On November 8, 2010, we entered into an agreement with LPC to purchase up to $10,000,000 of our common stock.  On November 9, 2010, we received $200,000 related to this transaction in exchange for 1,666,667 shares of common stock and warrants to purchase 1,666,667 additional shares of common stock at an exercise price of $0.15 per share.  In consideration for entering into the agreement with LPC, we issued 400,000 shares of our common stock as a commitment fee to LPC.  A copy of the agreement and description of the terms is included in Form 8-K which we filed on November 12, 2010.

During the quarter ended March 31, 2011 we received $520,000 from LPC in exchange for 5,855,960 shares of common stock. Subsequent to March 31, 2011 and through May 16, 2011 we received an additional $230,000 from LPC in exchange for 3,349,137 shares of common stock.

On May 4, 2011 we received a $25,000 short-term loan from a non-related party. This loan is expected to be repaid by the end of the year with interest calculated at 10% straight interest for the first month plus 12% annum calculated monthly after 30 days from funding.

We expect to utilize the proceeds from these funds to manufacture Cobroxin® and Nyloxin™, and conduct additional research and clinical trials for ReceptoPharm’s leading drug candidate, RPI-78, and reduce our debt level.  We estimate that we will require approximately $1,600,000 to fund our existing operations and ReceptoPharm’s operations over the next twelve months.  These costs include: (i) compensation for ten (10) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

We began generating revenues from the sale of Cobroxin® in the fourth quarter of 2009 and from the sale of Nyloxin™  during the first quarter of 2011.  Our ability to meet our future operating expenses is highly dependent on the amount of such future revenues.  To the extent that future revenues from the sales of Cobroxin® and Nyloxin™ are insufficient to cover our operating expenses we may need to raise additional equity capital, which could result in substantial dilution to existing shareholders.  There can be no assurance that we will be able to raise sufficient equity capital to fund our working capital requirements on terms acceptable to us, or at all.  We may also seek additional loans from our officers and directors; however, there can be no assurance that we will be successful in securing such additional loans.

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

•	whether we are subject to litigation and related costs in connection with use of products;

•	whether we will successfully locate another distributor and whether there will be interruptions in our operations;

•	whether we comply with FDA and other extensive legal/regulatory requirements affecting the healthcare industry.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

•	An obligation under a guarantee contract.

•	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets.

•	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2011, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our 2010 annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of March 31, 2011. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2010 we continued the enhancement of our internal controls. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes. Plaintiffs have moved for partial summary judgment on their claims regarding the additional 1,214,800 shares, and to dismiss ReceptoPharm counterclaims, but have not moved for summary judgment on their claims regarding the alleged promissory notes or the 1,750,000 alleged shares. ReceptoPharm has opposed the Plaintiffs' motion for partial summary judgment and itself has moved for partial summary judgment limiting Plaintiffs' prospective damages.

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

We incurred net losses of $3,061,464 for the year ended December 31, 2010 and $2,301,641 in 2009. In addition we have net losses of $638,230 for the three months ended March 31, 2011. We anticipate that these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Cobroxin® and Nyloxin™ products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

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

We have incurred operating losses of $638,230 during the three months ended March 31, 2011. As a result, at March 31, 2011 we had an accumulated deficit of $30,272,537. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Cobroxin® and Nyloxin™ products.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2010 we had a working capital deficit of $2,533,242. Our independent auditor’s report for the year ended December 31, 2010 includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have a negative cash flow from operations of $876,094, $1,956,102 and $1,358,173 for the years ended December 31, 2008, 2009, and 2010 respectively.

Additionally, as of December 31, 2010 we have borrowed $1,099,238 from our Chief Executive Officer.

At March 31, 2011 we had a working capital deficit of $2,409,886 and a negative cash flow from operations of $455,402.  We have insufficient financial resources to fund our operations.

Additionally, as of March 31, 2011 we have borrowed $1,085,522 from our Chief Executive Officer.

On September 8, 2010, we signed a Purchase Agreement with Lincoln Park Capital ("LPC") in which we may direct LPC to purchase up to an additional $10,000,000 worth of shares of our common stock under our Agreement over a 30-month period. The Purchase Agreement became effective January 7, 2011. The extent we rely on LPC as a source of funding will depend on a number of factors including the prevailing market price of our common stock and volume of trading and the extent to which we are able to secure working capital from other sources, such as through the sale of our products. If obtaining sufficient funding from LPC is prohibitively dilutive and if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

If we do not raise the necessary working capital, our operations and potential revenues will be negatively affected.

Our Chief Executive Officer may be unwilling or unable to continue funding our operations.

Our Chief Executive Officer has historically funded our operations by providing loans to us. As of March 31, 2011, we owe Mr. Deitsch $1,085,522. Mr. Deitsch may be unwilling or unable to fund our operations in the future. If we have no other source of funding and we are unable to secure additional loans from Mr. Deitsch, our operations will be negatively affected.

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

To date, sales of Cobroxin® and Nyloxin® have been limited and inconsistent. During our fourth quarter of 2009, we sold $583,955 of Cobroxin®. During 2010, we sold $864,424, $150,158, $311,701 of Cobroxin® during the first, second and third quarters, respectively. We had no sale of Cobroxin® during the last quarter of 2010. During the first quarter of 2011 we sold $106,078 of Cobroxin®. During the first quarter of 2011 we sold $14,195 of Nyloxin™, which represents our first sale of this product. If we cannot achieve sufficient sales levels of our Cobroxin® and Nyloxin™ products or we are unable to secure financing our operations will be negatively affected.

We have a limited history of generating revenues on which to evaluate our potential for future success and to determine if we will be able to execute our business plan; accordingly, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our total sales of Cobroxin® from November 2009 until December 31, 2010 are $1,910,238. During our fourth quarter of 2010, we had no sales. During the first quarter of 2011 we had sales of $106,078 of Cobroxin®. During the first quarter of 2011 we had sales of Nyloxin™ of $14,195. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company. These risks include:

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

Businesses which grow rapidly, often have difficulty managing their growth. If we grow rapidly, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully.

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

Should we become dependent upon a small group of large national retailers for distribution of Cobroxin® and Nyloxin™ and any such retailer ceases to purchase our product, our sales, operating margins and income will be negatively affected.

We will continue to attempt to secure other large national retailers for Cobroxin® and Nyloxin™. Should we secure such retailers, but they stop carrying Cobroxin® and Nyloxin™, our financial results will be adversely affected.

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

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock, which may adversely affects its liquidity and market price.

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Because the majority of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of March 31, 2011, we had outstanding 290,147,859 shares of common stock, of which our principal shareholder/executive officer owns 54,500,000, which are subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

An affiliate may sell after six months with the following restrictions: (i) we are current in our filings, (ii) certain manner of sale provisions, (iii) filing of Form 144, and (iv) volume limitations limiting the sale of shares within any three-month period to a number of shares that does not exceed 1% of the total number of outstanding shares. A person who has ceased to be an affiliate at least three months immediately preceding the sale and who has owned such shares of common stock for at least one year is entitled to sell the shares under Rule 144 without regard to any of the limitations described above.

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

We may direct LPC to purchase up to an additional $9,040,000 worth of shares of our common stock under our agreement over a 30-month period generally in amounts of up to $500,000 every 2-business days. However, LPC shall not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.06. Assuming a purchase price of $0.10 per share (the closing sale price of the common stock on May 6, 2011) and the purchase by LPC of the remaining 46,663,197 purchase shares under the purchase agreement, additional proceeds to us would only be $4,666,320.

The extent we rely on LPC as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. Specifically, LPC shall not have the right or the obligation to purchase any shares of our common stock on any business days that the market price of our common stock is less than $0.06. If obtaining sufficient funding from LPC were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $10,000,000 worth under the common stock purchase agreement to LPC, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2011, we issued 4,000,000 shares of our restricted common stock to Medici International for product distribution and regulatory compliance services in Europe to be rendered to us. The agreement provides that we pay $495,000 or 4 million shares for these services. The restricted shares we issued are valued at $0.13 per shares, which was the fair market value of our common stock on March 21, 2011. The agreement calls for services to be completed in a timely manner, which the Company estimates to be over a one year period.

On March 28, 2011, we issued 200,000 shares of our restricted common stock to Mundial Financial Group for investment banking services to be rendered to us.  The shares were valued at $0.12 per share, which was the fair market value of our common stock on March 18, 2011, the date of the agreement.  The agreement is for a one-year period.

On April 27, 2011, we issued 250,000 shares of our restricted common stock to Undiscovered Equities for strategic business planning and investor and public relations services to be rendered to us. The shares were valued at $0.07 per share, which was the value of our common stock on April 11, 2011, the date of the agreement. Three additional tranches of 250,000 restricted shares of our common stock shall be earned and issued on July 11, 2011, October 11, 2011 and January 11, 2012. The total compensation shall be 1 million restricted shares. The agreement is for a one-year period.

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

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

NUTRA PHARMA CORP. Registrant

Dated: May 16, 2011	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer