Form 10-Q
period 2011-06-30
NUTRA PHARMA CORP
filed 2011-08-15
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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
Yes ☐ No ☑

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of August 8, 2011, was 301,795,618.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending June 30, 2011, contains forward-looking statements that involve risks and uncertainties, including those detailed in Item 1(a), as well as assumptions that if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

NUTRA PHARMA CORP.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$27,151	$-
Accounts receivable	354,414	-
Research grant receivable	-	244,479
Inventory	400,043	253,042
Prepaid inventory	100,946	100,000
Prepaid expenses	23,272	40,081

Total current assets	905,826	637,602

Property and equipment, net	52,015	69,207
Other assets	46,621	46,621

TOTAL ASSETS	$1,004,462	$753,430

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$743,451	$710,638
Accrued expenses	946,380	949,824
Due to officers	1,239,738	1,205,382
Other loans payable	355,000	305,000

Total current liabilities	3,284,569	3,170,844

Derivative Warrant Liability	90,000	109,500

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 297,129,893 and 280,091,899 shares issued and outstanding, respectively	297,130	280,092
Additional paid-in capital	28,611,346	27,039,801
Deferred compensation	(408,000)	(212,500)
Accumulated deficit	(30,870,583)	(29,634,307)

Total stockholders' deficit	(2,370,107)	(2,526,914)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,004,462	$753,430

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.
Condensed Consolidated Statements of Operations  - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$279,176	$157,696	$399,449	$1,022,120

Cost of sales	61,543	62,934	93,070	465,476

Gross profit	217,633	94,762	306,379	556,644

Costs and expenses:

Selling, general and administrative - including stock based compensation of $185,583, $398,750, $398,083 and $505,000 respectively	766,123	1,334,216	1,443,681	2,028,878
Research and development	61,467	102,435	69,984	157,248
Interest expense	27,589	12,847	48,490	26,036

Total costs and expenses	855,179	1,449,498	1,562,155	2,212,162

Net loss from Operations	(637,546)	(1,354,736)	(1,255,776)	(1,655,518)

Other Income
Derivative Income	(39,500)	-	(19,500)	-

Net Loss	$(598,046)	$(1,354,736)	$(1,236,276)	$(1,655,518)

Per share information - basic and diluted:
Loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding	293,893,427	274,592,814	288,901,797	272,990,149

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.
Condensed Consolidated Statements of Cash Flows - Unaudited

	Six Months Ended June 30,
	2011	2010

Net cash used in operating activities	$(1,026,238)	$(836,580)

Cash flows from investing activities:
Acquisition of property and equipment	$(1,028)	$(75,462)

Cash flows from financing activities:
Common stock issued for cash	75,000	300,000
Repayment of stockholder loans	(433,303)	(145,000)
Proceeds from notes payable	50,000	-
Proceeds from common stock purchase agreement	920,000	-
Loans from stockholders	442,720	-

Net cash provided by financing activities	$1,054,417	$155,000

Net (decrease) increase in cash	27,151	(757,042)
Cash - beginning of period	-	802,875

Cash - end of period	$27,151	$45,833

Supplemental Cash Flow Information:
Cash paid for interest	$3,834	$2,053
Cash paid for income taxes	$-	$-
Stock issued for deferred compensation	$544,000	$1,275,000
Common stock issued for services	$-	$80,000

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements - Unaudited
June  30, 2011

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nutra Pharma Corp. ("Nutra Pharma" or "the Company") is a holding company that owns intellectual property and operations in the biotechnology industry. Nutra Pharma incorporated under the laws of the state of California on February 1, 2000, under the original name of Exotic-Bird.com.

Through its wholly-owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics, Inc. (“Designer Diagnostics”), the Company conducts drug discovery research and development activities. In October 2009, the Company launched its first consumer product called Cobroxin, an over-the-counter pain reliever designed to treat moderate to severe chronic pain. In May 2010, the Company launched its second consumer product called Nyloxin, an over-the-counter pain reliever that is a stronger version of Cobroxin and is designed to treat severe chronic pain.

Principles of Consolidation

The condensed consolidated financial statements presented herein include the accounts of Nutra Pharma and its wholly-owned subsidiaries, Designer Diagnostics and ReceptoPharm.

All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2010 Annual Report on Form 10-K.

Liquidity

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss of $1,236,276 for the six months ended June 30, 2011 and has an accumulated deficit of $30,870,583 at June 30, 2011. In addition, the Company used $1,026,238 of cash for operations during the six months ended June 30, 2011 and had working capital and stockholders’ deficits at June 30, 2011 of $2,378,743 and $2,370,107, respectively.

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

On November 10, 2010, the Company entered into an agreement with Lincoln Park Capital  (“LPC”) to purchase up to $10,000,000 worth of Nutra Pharma common stock. On November 9, 2010, the Company received $200,000 related to this transaction in exchange for 1,666,667 shares of common stock and warrants to purchase 1,666,667 additional shares of common stock at an exercise price of $0.15 per share. During the six months period ended June 30, 2011, the Company issued 11,087,955 shares of common stock to LPC under the stock purchase agreement and received proceeds of $920,000. Assuming a purchase price of $0.06 per share (the closing sale price of the common stock on August 8, 2011) and the purchase by LPC of the remaining 42,539,471 purchase shares under the purchase agreement, additional proceeds to us would be $2,552,368.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. There was no allowance at June 30, 2011.

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

Stock-Based Compensation

The Company records stock based compensation to employees in accordance with FASB ASC 718, Stock Compensation. With respect to non-employee share-based payments, we follow the guidance in FASB ASC 505-50 Equity-Based Payments to Non-Employees. Both FASB ASC 718 and FASB ASC 505-50 require that the cost resulting from all share-based transactions be recorded in the financial statements over the respective service periods. The standards establish fair value as the measurement objective in accounting for share-based payment arrangements and require all entities to apply a fair-value-based measurement in accounting for share-based payment transactions.   With respect to non-employee stock issued for services at various points over the life of a service agreement, have no significant disincentives for non-performance and/or specific performance commitments, we follow the guidance in FASB ASC 505-50 Equity-Based Payments to Non-Employees. Pursuant to this standard, the value of this stock is estimated at various reporting dates and finally measured at the respective issue date(s) of the stock (or the date on which the consultants’ performance is complete) The expense for each group of stock issuances is recognized ratably over the service period for each group, and the estimated value of any unissued stock is updated at such time. As a result, under these arrangements, our initial and periodic recording of stock based compensation expense represents an estimate for which changes are reflected in the period that they are determined to be necessary.

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

2. INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis. At June 30, 2011 and December 31, 2010, inventories were as follows:

	June 30, 2011	December 31, 2010

Raw Materials	$295,816	$192,502
Finished Goods	104,227	60,540

Total Inventories	$400,043	$253,042

During 2010, we paid $100,000 toward certain components to be used in the bottling and packaging of our products. As of December 31, 2010, this balance is reflected as prepaid inventory in our condensed consolidated balance sheet. The total amount of prepaid inventory reflected in our condensed consolidated balance sheet as of June 30, 2011 is $100,946.

3. DUE TO OFFICERS

Officers' Loans

 At December 31, 2010, the Company owed to its President and CEO, Mr. Deitsch, $1,099,238. Included in the amount is $256,696 of accrued interest.
During the six month period ended June 30, 2011, the Company borrowed an additional $442,720 from its President, Rik Deitsch, and repaid him $433,303, bringing the total amount owed to Mr. Deitsch to $1,130,960 at June 30, 2011. Included in the amount owed to Mr. Deitsch is $279,000 of accrued interest. This loan is due on demand and bears interest at a rate of 4% per annum.

At June 30, 2011, the Company was indebted to Paul Reid, President of ReceptoPharm, in the amount of $108,778. This amount includes accrued interest of $28,951. This loan is due on demand and bears interest at a rate of 5% per annum. The loan is secured by certain intellectual property of ReceptoPharm.  At December 31, 2010 the Company owed Mr. Reid $106,144, which includes $26,317 of accrued interest.

4. OTHER LOANS

Director's Loans

During 2010 we borrowed $200,000 from one of our directors. This loan is expected to be repaid in twelve month from the date of the loan, along with interest calculated at 10% straight interest for the first month plus 12% annum calculated after 30 days from funding. At June 30, 2011 the principal balance of the loan is $200,000, and the accrued  interest is $39,686.

Other Loans

In May 2011 we received two loans for a total of $50,000 from non-related parties. These loans are expected to be repaid in six months but no later than December 31, 2011, along with interest calculated at 10% straight interest for the first month plus 12% annum calculated after 30 days from funding. These loans are guaranteed by an officer of the Company.

5. OTHER RELATED PARTIES TRANSACTIONS

During the year ended December 31, 2008, ReceptoPharm, the Company's wholly-owned subsidiary, entered into a contract for the production of a drug (Crotoxin) with Celtic Biotech, Ltd, a company based in Dublin, Ireland. An officer of ReceptoPharm is related to the Managing Director of Celtic Biotech, Ltd. The contract has a total budget of $134,336 and was completed in July of 2011.

6. STOCKHOLDERS' DEFICIT

In June 2011, the Company sold an aggregate of 1,500,000 shares of restricted common stock to two investors at a price per share of $0.05 and received proceeds of $75,000.

In April 2011, the Company issued 250,000 shares of restricted common stock to a consultant for investor and public relations services.  The agreement is for one year. Three additional tranches of 250,000 shares of restricted common stock shall be earned and issued on July 11, 2011, October 11, 2011 and January 11, 2012.  At June 30, 2011, all of the shares of restricted stock under the agreement, one million, were valued at $0.07 per share, which was the fair market value of the Company’s common stock on April 11, 2011, the date of the agreement.  At each issuance date, the fair market value of the shares will be adjusted to the actual price on those dates with any adjustments made through our consolidated statements of operations.

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

In March 2011, the Company issued 200,000 shares of restricted common stock to a consultant for services to be rendered from March 18, 2011 to March 17, 2012. The shares were valued at $0.12 per share, which was the fair market value of the Company’s common stock on the date of the contract and will be expensed ratably over the term of the contract.

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

During the six months period ended June 30, 2011, the Company issued 11,087,955 shares of common stock to LPC under the stock purchase agreement and received proceeds of $920,000.

7. STOCK OPTIONS AND WARRANTS

On June 30, 2011, the Company had a total of 44,315,000 stock warrants outstanding at a weighted average exercise price of $0.10. There were no awards of options or warrants during the six months ended June 30, 2011.

8. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of June 30, 2011:

	June 30, 2011
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability (1)	$90,000	$–	$–	$90,000

(1)
On November 8, 2010 we signed a $10 million dollar purchase agreement with LPC. Upon signing the agreement we received on November 9, 2010 $200,000 in exchange for 1,666,667 shares of common stock and warrants to purchase 1,666,667 shares of common stock at an exercise price of $0.15 per share.

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during 2011:
Six Months
Ended
Description	June 30, 2011

Beginning balance	$109,500
Purchases, issuances, and settlements	-
Total gain included in earnings (2)	(19,500)

Ending Balance	$90,000

(2)
Gains for the period ended June 30, 2011 related to the revaluation of our warrant liability. The gains were calculated from December 31, 2010 through June 30, 2011. These gains are reflected in our condensed consolidated statements of operations as a component of other income.

9. COMMITMENTS AND CONTINGENCIES

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

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes and share certificates. Plaintiffs have moved for partial summary judgment on their claims regarding the additional 1,214,800 shares, and to dismiss ReceptoPharm counterclaims, but have not moved for summary judgment on their claims regarding the alleged promissory notes or the 1,750,000 alleged shares. ReceptoPharm has opposed the Plaintiffs' motion for partial summary judgment and itself has moved for partial summary judgment limiting Plaintiffs' prospective damages

Liquid Packaging Resources, Inc. v. Nutra Pharma Corp. and Erik "Rik" Deitsch

On April 21, 2011, Nutra Pharma Corp. and its CEO, Erik Deitsch, were named as defendants in Liquid Packaging Resources, Inc. v. Nutra Pharma Corp. and Erik "Rik" Deitsch, Superior Court of Fulton County, Georgia, Civil Action No. 2011-CV-199562.  Liquid Packaging Resources, Inc. ("LPR") claimed that Nutra Pharma Corp. and Mr. Deitsch, directly or through other companies, placed orders with LPR that required LPR to purchase components from third parties.  LPR sought reimbursement for those third party expenses in the amount of not less than $359,826.85 plus interest.  LPR also sought punitive damages in the amount of not less than $500,000 and attorney's fees.

That civil action was then removed by Nutra Pharma Corp. and Mr. Deitsch to the United States District Court, Northern District of Georgia, Civil Action No. 11-CV-01663-ODE.  After removal, LPR amended the Complaint to assert that Nutra Pharma Corp. and Mr. Deitsch were the alter egos of the alleged other companies through whom the subject orders were placed and therefore should be considered one and the same. Nutra Pharma Corp. and Mr. Deitsch moved to dismiss the Complaint on several grounds including statute of frauds, failure to state a claim, and jurisdiction (only for Mr. Deitsch).  Nutra Pharma Corp. and Mr. Deitsch believe the suit is without merit.

Subsequent to June 30, 2011, at LPR's request, the parties mediated the dispute before LPR responded to the Motion To Dismiss.  At the mediation, the parties worked out an agreement whereby Nutra Pharma would purchase from LPR the components LPR purchased from third parties at an amount slightly less than the principal amount of the suit and on terms acceptable to Nutra Pharma. The agreed price is $350,000.00 payable over 7 months in equal $50,000.00 amounts.  This agreement was reached by Nutra Pharma because it provides tangible value in exchange for the purchase price rather than incurring the expense of litigation which will likely be substantial and not recouped. While Nutra Pharma has counterclaims it could assert, this is a practical resolution.  The settlement allows Nutra Pharma to take possession of the components prior to full payment and, in exchange, provides security to LPR in the form of Nutra Pharma stock valued at $400,000. The stock can only be sold in event of a default of the payment schedule.   The pending litigation is to be dismissed soon after Nutra Pharma makes the first $50,000 payment.

Other Commitments and Contingencies

On January 27, 2011 the Company issued a purchase order to Alix Technologies of $167,675 for the production of Nyloxin and paid $83,837, with the balance of $83,838 payable upon delivery of all products. The Company received approximately half of the order in May of 2011. The balance of the products ordered was received in July of 2011.

On April 27, 2011 we entered into an agreement with Undiscovered Equities for strategic business planning and investor relations services. We issued 250,000 shares of our restricted common stock on April 27, 2011.  Three additional tranches of 250,000 restricted shares of our common stock shall be earned and issued on July 11, 2011, October 11, 2011 and January 11, 2012. The total compensation shall be 1 million restricted shares. The agreement is for a one-year period.

Concentrations

During the six months ended June 30, 2011, 72% of the Company’s sales were to a single customer. During the year ended December 31, 2010, 96% of the Company’s sales were to a single customer.

10. OTHER SUBSEQUENT EVENTS

Subsequent to June 30, 2011 and through August 10, 2011, we received additional advances from our President, Rik Deitsch, in the amount of $115,200 and we repaid Mr. Deitsch $91,065. We owed $1,160,140 to Mr. Deitsch at August 10, 2011, which includes $284,046 of accrued interest.

Subsequent to June 30, 2011, the Company issued 2,325,725 shares of common stock to LPC under the stock purchase agreement and received proceeds of $160,000.

Subsequent to June 30, 2011 the Company sold an aggregate of 1,690,000 shares of restricted common stock to ten investors at a price per share of $0.05 and received proceeds of $84,500.

On July 25, 2011 the Company signed an agreement for investor relations services with DRC Partners, LLC. The contract is on a month to month basis and calls for monthly payments of $5,000 in cash and 100,000 shares of restricted stock beginning August 1, 2011.

On July 27, 2011 the Company signed an agreement for investor relations with Synergy Financial, LLC. The contract is for a three months term beginning August 1, 2011 and continuing through November 1, 2011and is renewable by the Company for an additional three months period. The agreement calls for a monthly payment for each of the first three months of $5,000 beginning on August 1, 2011 plus the issuance of 300,000 shares of the Company’s restricted common stock on the signing of the agreement.

On July 27, 2011 the Company issued 5,714,286 shares of restricted common stock which are held in escrow as security under the agreement reached with Liquid Packaging Resources.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the first six months of 2011 has focused upon marketing our fully developed three homeopathic drugs for the treatment of pain:

•	Cobroxin, an over the counter pain reliever designed to treat moderate to severe (Stage 2) chronic pain; and

•	Nyloxin (Stage 2 Pain) and Nyloxin Extra Strength (Stage 3 Pain).

We will continue this focus during the remainder of 2011.

During our first and second quarter of 2011 and thereafter, the following has occurred:

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

Product Advertising/Education

On March 09, 2011 we published an interview with Jeffrey Gottfurcht, founder of the Jeffrey Gottfurcht Children’s Arthritis Foundation, about his upcoming Mount Everest expedition and the physical challenges he faces as a sufferer of Rheumatoid Arthritis for which he uses Nyloxin.  Earlier, On January 18, 2011 we announced that the Company had sponsored Jeffrey Gottfurcht to be the first climber with Rheumatoid Arthritis to scale Mount Everest. Jeffrey is using Nyloxin to manage pain on his quest.

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

Product Distribution

On June 28, 2011, we announced that we selected Medicineconsult to serve as a distributor in Jordan for our Nyloxin™ branded pain relievers.

On June 3, 2011, we announced that we selected Alampharm to serve as the exclusive distributor in Lebanon for our  Nyloxin™ branded pain relievers.

On April 27, 2011, we announced that we had selected Pentanet CA to serve as the exclusive distributor in Venezuela for our Nyloxin-branded pain relievers.

On April 12, 2011, we announced that our Distributor, Nutritional Alliance, had established a contractual relationship with the group purchasing organization (GPO), Innovatix, for the distribution of Nyloxin™ throughout the United States and, specifically, in long-term care facilities and the geriatric market.

Retail Sales and Distribution

During the first six months of 2011, we generated revenues of $394,002 from Nyloxin and Cobroxin sales.  During this  quarter we continued to focus on expanding brand awareness for our over-the-counter pain relievers Nyloxin and Nyloxin Extra Strength by: (a) coordinating marketing and awareness for those pain relievers through attendance at various conferences; (b) seeking out additional international distribution partners for our Nyloxin branded pain relievers; and (c) coordinating our ongoing drug registration process in Europe, Canada, Central America, South America, the Middle East, Mexico, and India, including reviewing distributor candidates within those territories. We plan to continue our brand development and operations during the remainder of 2011 by continuing the above efforts, researching potential product line extensions for our branded pain relievers and organizing clinical studies that support our current drug products and advance our current research and development pipeline.

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

In December 2009, we began marketing Nyloxin and Nyloxin Extra Strength at www.nyloxin.com. Both Nyloxin and Nyloxin Extra Strength are packaged in a roll-on container, squeeze bottle and as an oral spray. Additionally, Nyloxin topical gel is available in an 8 ounce pump bottle.

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

We have begun selling our homeopathic pain relievers in Canada. Upon completion of international drug registrations, which we estimate will be completed during the third and fourth quarters of 2011, we will distribute Cobroxin and Nyloxin in Mexico, Central and South America, the Middle East and India.  We are also pursuing product registrations in Europe, which we estimate, will be completed by mid-2012. Additionally, we plan to complete two human clinical studies aimed at comparing the ability of Nyloxin Extra Strength to replace prescription pain relievers. We originally believed that these studies would begin during the second quarter of 2010; however, these studies have been delayed because of lack of funding.  We expect that these studies will begin by the end of 2011.

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

Revenue Recognition:  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. There was no provision for sales returns at June 30, 2011 as all products sold as of that date have been accepted by our customer and contractually we are not obligated to accept returns.

Accounts Receivable and Allowance for Doubtful Accounts:  Our accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  There was no allowance for doubtful accounts at June 30, 2011.

Inventory Obsolescence:  Inventories are valued at the lower of cost or market value using the average cost method.  We periodically perform an evaluation of inventory for excess and obsolete items.  At June 30, 2011, our inventory consisted of finished goods and raw materials that are utilized in the manufacturing of finished goods.  These raw materials generally have expiration dates in excess of 10 years.  We performed an evaluation of our inventory and determined that at June 30, 2011 there were no obsolete or excess items.

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

Long-Lived Assets:  The carrying value of long-lived assets is reviewed annually and on a regular basis for the existence of facts and circumstances that may suggest impairment.  If indicators of impairment are present, we determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount.  If less, we measure the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the impaired assets.   We do not believe there to be any impairments of long-lived assets as of June 30, 2011.

Stock Based Compensation: We record stock based compensation to employees in accordance with FASB ASC 718, Stock Compensation. With respect to non-employee share-based payments, we follow the guidance in FASB ASC 505-50 Equity-Based Payments to Non-Employees. Both FASB ASC 718 and FASB ASC 505-50 require that the cost resulting from all share-based transactions be recorded in the financial statements over the respective service periods. The standards establish fair value as the measurement objective in accounting for share-based payment arrangements and require all entities to apply a fair-value-based measurement in accounting for share-based payment transactions.  With respect to non-employee stock issued for services at various points over the life of a service agreement, have no significant disincentives for non-performance and/or specific performance commitments, we follow the guidance in FASB ASC 505-50 Equity-Based Payments to Non-Employees. Pursuant to this standard, the value of this stock is estimated at various reporting dates and finally measured at the respective issue date(s) of the stock (or the date on which the consultants’ performance is complete) The expense for each group of stock issuances is recognized ratably over the service period for each group, and the estimated value of any unissued stock is updated at such time. As a result, under these arrangements, our initial and periodic recording of stock based compensation expense represents an estimate for which changes are reflected in the period that they are determined to be necessary.

Results of Operations – Comparison of Three Months Ended June 30, 2011 and June 30, 2010

Net sales for the three months ended June 30, 2011 are $279,176 compared to $157,696 for the three months ended June 30, 2010.  The increase in sales is primarily attributable to sales of Nyloxin. Our entire product sales of $273,278 during the three months ended June 30, 2011 was related to the sale of Nyloxin; there were no sales of Cobroxin. For the three months ended June 30, 2010 all of our product sales of $150,158 were related to sales of Cobroxin and we did not report sales of Nyloxin.

Cost of sales for the three months ended June 30, 2011 is $61,543 compared to $62,934 for the three months p ended June 30, 2010.  Our cost of sales includes the direct costs associated with Cobroxin and Nyloxin manufacturing. Our gross profit margin for the three months ended June 30, 2011 is $217,633 or 77.9% compared to $94,762 or 60.1% for the three months ended June 30, 2010.   The increase in our profit margin is due primarily to a decrease in the direct costs of components associated with manufacturing.

Selling, general and administrative expenses (“SG&A”) decreased  $568,093 or 42.6% from $1,334,216 for the three months ended June 30, 2010 to $766,123 for the three months ended June 30, 2011, generally due to a decrease in advertising, consulting, legal and professional fees.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services. Also included in SG&A expenses is stock based compensation expense, which decreased $213,167 or 53.5% from $398,750 for the three months ended June 30, 2010 to $185,583 for the three months ended June 30, 2011. Research and development expenses decreased $40,968 or 40.0% from $102,435 for the three months ended June 30, 2010 to $61,467 for the comparable 2011 period.  Our research expenses are related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound, RPI-78.

Interest expense increased $14,742 or 114.8%, from $12,847 for the three months ended June 30, 2010 to $27,589 for the comparable 2011 period.  This increase was due to an overall increase in short term indebtedness in the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010.

Our net loss decreased by $756,690 or 55.9%, from $1,354,736 for the three months ended June 30, 2010 to $598,046 for the comparable 2011 period.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

Net sales for the six months ended June 30, 2011 are $399,449 compared to $1,022,120 for the six months ended June 30, 2010.  The decrease in sales is primarily attributable to an overall decrease in sales of Cobroxin.  Of our product sales of $394,002 during the six months ended June 30, 2011, $78,888 was related to sales of Cobroxin and $315,114 was related to sales of Nyloxin. For the six months ended June 30, 2010 all of our product sales of $1,014,582 were related to sales of Cobroxin.

Cost of sales for the six months ended June 30, 2011 is $93,070 compared to $465,476 for the six months ended June 30, 2010.  Our cost of sales includes the direct costs associated with Cobroxin and Nyloxin manufacturing. Our gross profit margin for the six months ended June 30, 2011 is $306,379 or 76.7% compared to $556,644 or 54.5% for the six months ended June 30, 2010.   The increase in our profit margin is due primarily to a decrease in the direct costs of components associated with manufacturing.

Selling, general and administrative expenses (“SG&A”) decreased  $585,197 or 28.8% from $2,028,878 for the six months ended June 30, 2010 to $1,443,681  for the six months ended June 30, 2011, generally due to a decrease in advertising, consulting, legal and professional fees.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services. Also included in SG&A expenses is stock based compensation expense, which decreased $106,197 or 21.2% from $505,000 for the six months  ended June 30, 2010 to $398,083 for the six months ended June 30, 2011. Research and development expenses decreased $87,264 or 55.5% from $157,248 for the six months ended June 30, 2010 to $69,984 for the comparable 2011 period.  Our research expenses are related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound, RPI-78.

Interest expense increased $22,454 or 86.2%, from $26,036 for the six months ended June 30, 2010 to $48,490 for the comparable 2011 period.  This increase was due to an overall increase in short term indebtedness for the six months ended June 30, 2011 compared to the comparable period in 2010.

Our net loss decreased by $419,242 or 25.3%, from $1,655,518 for the six months ended June 30, 2010 to $1,236,276 for the comparable 2011 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and our working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. Further, as stated in Note 1 to our condensed consolidated financial statements for the period ended June 30, 2011, we have an accumulated deficit of $30,870,583 and had working capital and stockholders’ deficits at June 30, 2011 of $2,378,743 and $2,370,107, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. During 2010, we borrowed $309,700 from Mr. Deitsch and repaid him $407,400. During the six month period ended June 30, 2011, we borrowed an additional $442,720 from Mr. Deitsch and repaid him $433,303. As of June 30, 2011, we owe Mr. Deitsch $1,130,960. Included in this amount is $279,000 of accrued interest.

After June 30, 2011 and through August 10, 2011, we received additional advances from our President, Rik Deitsch, in the amount of $115,200 and repaid Mr. Deitsch $91,065. The amount owed to Mr. Deitsch at August 10, 2011 was $1,160,140, which includes $284,046 of accrued interest.

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

On November 8, 2010, we entered into an agreement with LPC to purchase up to $10,000,000 of our common stock. On November 9, 2010, we received $200,000 related to this transaction in exchange for 1,666,667 shares of common stock and warrants to purchase 1,666,667 additional shares of common stock at an exercise price of $0.15 per share. In consideration for entering into the agreement with LPC, we issued 400,000 shares of our common stock as a commitment fee to LPC. A copy of the LPC agreement and description of the agreement terms are included in our Form 8-K, which we filed on November 12, 2010.

During the six months period ended June 30, 2011 we received $920,000 from LPC in exchange for 11,087,955 shares of common stock. After June 30, 2011 and through July 31, 2011, we received an additional $160,000 from LPC in exchange for 2,325,725 shares of common stock.  As of August 8, 2011, 42,539,471 remaining shares are available for purchase by LPC.  This would provide us with $2,552,368 of additional proceeds assuming a purchase price of the August 8, 2011 stock price of $0.06.

In May 2011, we received a total of $50,000 in short-term loans from two non-related investors. These loans are expected to be repaid by the end of the year with interest calculated at 10% straight interest for the first month plus 12% annum calculated monthly after 30 days from funding.

In June 2011, we sold an aggregate of 1,500,000 shares of restricted common stock to two investors at a price per share of $0.05 and received proceeds of $75,000.  After June 30, 2011, we sold an aggregate of 1,690,000 shares of restricted common stock to seven investors at a price per share of $0.05 and received proceeds of $84,500.

We expect to utilize the proceeds from these funds to manufacture Cobroxin® and Nyloxin™, and conduct additional research and clinical trials for ReceptoPharm’s leading drug candidate, RPI-78, and reduce our debt level. We estimate that we will require approximately $1,600,000 to fund our existing operations and ReceptoPharm’s operations over the next twelve months. These costs include: (i) compensation for ten full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services. These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

•	whether we are subject to litigation and related costs in connection with use of products;

•	whether we will successfully locate another distributor and whether there will be interruptions in our operations;

•	whether we comply with FDA and other extensive legal/regulatory requirements affecting the healthcare industry.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

	An obligation under a guarantee contract.

	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets.

	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2011, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our 2010 annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of June 30, 2011. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2011 we continued the enhancement of our internal controls. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes and share certificates. Plaintiffs have moved for partial summary judgment on their claims regarding the additional 1,214,800 shares, and to dismiss ReceptoPharm counterclaims, but have not moved for summary judgment on their claims regarding the alleged promissory notes or the 1,750,000 alleged shares. ReceptoPharm has opposed the Plaintiffs' motion for partial summary judgment and itself has moved for partial summary judgment limiting Plaintiffs' prospective damages.

Liquid Packaging Resources, Inc. v. Nutra Pharma Corp. and Erik "Rik" Deitsch

On April 21, 2011, Nutra Pharma Corp. and its CEO, Erik Deitsch, were named as defendants in Liquid Packaging Resources, Inc. v. Nutra Pharma Corp. and Erik "Rik" Deitsch, Superior Court of Fulton County, Georgia, Civil Action No. 2011-CV-199562.  Liquid Packaging Resources, Inc. ("LPR") claimed that Nutra Pharma Corp. and Mr. Deitsch, directly or through other companies, placed orders with LPR that required LPR to purchase components from third parties.  LPR sought reimbursement for those third party expenses in the amount of not less than $359,826.85 plus interest.  LPR also sought punitive damages in the amount of not less than $500,000 and attorney's fees.

That civil action was then removed by Nutra Pharma Corp. and Mr. Deitsch to the United States District Court, Northern District of Georgia, Civil Action No. 11-CV-01663-ODE.  After removal, LPR amended the Complaint to assert that Nutra Pharma Corp. and Mr. Deitsch were the alter egos of the alleged other companies through whom the subject orders were placed and therefore should be considered one and the same. Nutra Pharma Corp. and Mr. Deitsch moved to dismiss the Complaint on several grounds including statute of frauds, failure to state a claim, and jurisdiction (only for Mr. Deitsch).  Nutra Pharma Corp. and Mr. Deitsch believe the suit is without merit.

Subsequent to June 30, 2011, at LPR's request, the parties mediated the dispute before LPR responded to the Motion To Dismiss.  At the mediation, the parties worked out an agreement whereby Nutra Pharma would purchase from LPR the components LPR purchased from third parties at an amount slightly less than the principal amount of the suit and on terms acceptable to Nutra Pharma. The agreed price is $350,000.00 payable over 7 months in equal $50,000.00 amounts.  This agreement was reached by Nutra Pharma because it provides tangible value in exchange for the purchase price rather than incurring the expense of litigation which will likely be substantial and not recouped. While Nutra Pharma has counterclaims it could assert, this is a practical resolution.  The settlement allows Nutra Pharma to take possession of the components prior to full payment and, in exchange, provides security to LPR in the form of Nutra Pharma stock valued at $400,000. The stock can only be sold in event of a default of the payment schedule.   The pending litigation is to be dismissed soon after Nutra Pharma makes the first $50,000 payment.

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

We incurred net losses of $3,061,464 for the year ended December 31, 2010 and $2,301,641 in 2009. In addition we have net losses of $1,236,276 for the six months ended June 30, 2011. We anticipate that these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Cobroxin® and Nyloxin™ products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

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

We have incurred operating losses of $1,236,276 during the six months ended June 30, 2011. As a result, at June 30, 2011 we had an accumulated deficit of $30,870,583. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Cobroxin® and Nyloxin™ products.

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

Additionally, as of December 31, 2010 we have borrowed $1,099,238 from our Chief Executive Officer.

At June 30, 2011 we had a working capital deficit of $2,378,743 and a negative cash flow from operations of $1,026,238.  We have insufficient financial resources to fund our operations.

Additionally, as of June 30, 2011 we have borrowed $1,130,960 from our Chief Executive Officer, which includes $279,000 of accrued interest.

On September 8, 2010, we signed a Purchase Agreement with LPC wherein we may direct LPC to purchase up to an additional $10,000,000 worth of shares of our common stock under our Agreement over a 30-month period. The Purchase Agreement became effective January 7, 2011. The extent we rely on LPC as a source of funding will depend on a number of factors including the prevailing market price of our common stock and volume of trading and the extent to which we are able to secure working capital from other sources, such as through the sale of our products. If obtaining sufficient funding from LPC is prohibitively dilutive and if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects. As of August 8, 2011, 42,539,471 remaining shares are available for purchase by LPC.  This would provide us with $2,552,368 of additional proceeds assuming a purchase price of the August 8, 2011 stock price of $0.06.

If we do not raise the necessary working capital, our operations and potential revenues will be negatively affected.

Our Chief Executive Officer may be unwilling or unable to continue funding our operations.

Our Chief Executive Officer has historically funded our operations by providing loans to us. As of June 30, 2011, we owe Mr. Deitsch $1,130,960. Mr. Deitsch may be unwilling or unable to fund our operations in the future. If we have no other source of funding and we are unable to secure additional loans from Mr. Deitsch, our operations will be negatively affected.

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

To date, sales of Cobroxin® and Nyloxin® have been limited and inconsistent. During our fourth quarter of 2009, we sold $583,955 of Cobroxin®. During 2010, we sold $864,424, $150,158, $311,701 of Cobroxin® during the first, second and third quarters, respectively. We had no sale of Cobroxin® during the last quarter of 2010. During the first quarter of 2011 we sold $106,078 of Cobroxin®. During the first quarter of 2011 we sold $14,195 of Nyloxin™, which represents our first sale of this product.  During the second quarter of 2011, we sold $273,728 of Nyloxin™.  If we cannot achieve sufficient sales levels of our Cobroxin® and Nyloxin™ products or we are unable to secure financing our operations will be negatively affected.

We have a limited history of generating revenues on which to evaluate our potential for future success and to determine if we will be able to execute our business plan; accordingly, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our total sales of Cobroxin® from November 2009 until December 31, 2010 are $1,910,238. During our fourth quarter of 2010, we had no sales. During the first quarter of 2011 we had sales of $106,078. We had no sales of Cobroxin during the second quarter of 2011.

Our total sales of Nyloxin from January 2011 until June 2011 are $287,923. During the first quarter of 2011 we had sales of $14,195. During the second quarter of 2011 we had sales of Nyloxin of $273,728

You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company. These risks include:

	our ability to effectively and efficiently market and distribute our products;

	our ability to obtain market acceptance of our current products and future products that may be developed by us; and

	our ability to sell our products at competitive prices which exceed our per unit costs.

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


we are unable to attract sufficient customers to the products we offer in light of the price and other terms required in order for us to attain the level of profitability that will enable us to continue to pursue our growth strategy;

	adequate penetration of new markets at reasonable cost becomes impossible limiting the future demand for our products below the level assumed by our business plan;

	we are unable to scale up manufacturing to meet product demand, which would negatively affect our revenues and brand name recognition;

	we are unable to meet regulatory requirements in the intellectual marketplace that would otherwise allow us for wider distribution; and

•	we are unable to meet FDA regulatory requirements that would potentially expand our product base and potential revenues.

If we cannot manage our growth effectively, we may not become profitable.

Businesses, which grow rapidly, often have difficulty managing their growth. If we grow rapidly, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully.

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

As of June 30, 2011, we had outstanding 297,129,893 shares of common stock, of which our principal shareholder/executive officer owns 54,500,000, which are subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

We may direct LPC to purchase up to an additional $8,720,000 worth of shares of our common stock under our agreement over a 30-month period generally in amounts of up to $500,000 every 2-business days. However, LPC shall not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.06. Assuming a purchase price of $0.06 per share (the closing sale price of the common stock on August 8, 2011) and the purchase by LPC of the remaining 42,539,471 purchase shares under the purchase agreement, additional proceeds to us would only be $2,552,368.The extent we rely on LPC as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. Specifically, LPC shall not have the right or the obligation to purchase any shares of our common stock on any business days that the market price of our common stock is less than $0.06. If obtaining sufficient funding from LPC were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $10,000,000 worth under the common stock purchase agreement to LPC, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 15, 2011 we sold 500,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $25,000.

On June 20, 2011 we sold 500,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $25,000.

On June 29, 2011 we sold 500,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $25,000.

On July 6, 2011 we sold 100,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $5,000.

On July 8, 2011 we sold 150,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $7,500.

On July 18, 2011 we sold 100,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $5,000.

On July 20, 2011 we sold 100,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $5,000.

On July 21, 2011 we sold 400,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $20,000.

On July 21, 2011 we sold 140,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $7,000.

On July 22, 2011 we sold 200,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $10,000.

On July 22, 2011 we sold 100,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $5,000.

On July 29, 2011 we sold 200,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $10,000.

On July 29, 2011 we sold 200,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $10,000.

The sales were made in reliance upon Section4(2) of the Securities Act of 1933, as amended.

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

10.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 15, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRA PHARMA CORP. Registrant

Dated: August 15, 2011	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer