Form 10-Q
period 2011-09-30
NUTRA PHARMA CORP
filed 2011-11-15
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of November 9, 2011, was 315,313,673.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	F1

Item 1. Financial Statements	F1

C Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	F1

C Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	F2

C Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	F3

N Notes to Condensed Consolidated Financial Statements (Unaudited)	F4

It Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Item 4. Controls and Procedures	12

PART II. OTHER INFORMATION	12

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	21

Item 4. Removed and Reserved	21

Item 5. Other Information	21

Item 6. Exhibits	21

NUTRA PHARMA CORP.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$26,138	$-
Accounts receivable	588,073	-
Research grant receivable	-	244,479
Inventory	793,596	253,042
Prepaid expenses and other current assets	42,252	140,081

Total current assets	1,450,059	637,602

Property and equipment, net	43,158	69,207
Other assets	46,621	46,621
TOTAL ASSETS	$1,539,838	$753,430

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$861,060	$710,638
Accrued expenses	960,180	949,824
Due to officers	1,168,547	1,205,382
Other loans payable	880,000	305,000
Total current liabilities	3,869,787	3,170,844

Derivative Warrant Liability	82,833	109,500

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
305,113,673 and 280,091,899 shares issued and outstanding, respectively	305,114	280,092
Additional paid-in capital	29,086,445	27,039,801
Deferred compensation	(272,000)	(212,500)
Accumulated deficit	(31,532,341)	(29,634,307)

Total stockholders' deficit	(2,412,782)	(2,526,914)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,539,838	$753,430

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.
Condensed Consolidated Statements of Operations  - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net sales	$251,830	$359,936	$651,279	$1,382,056

Cost of sales	88,476	104,083	181,546	569,559

Gross profit	163,354	255,853	469,733	812,497

Costs and expenses:

Selling, general and administrative - including stock based compensation of $174,583, $318,750, $572,666 and $823,750 respectively	791,776	892,115	2,235,457	2,920,993
Research and development	17,255	17,553	87,239	174,801
Interest expense	23,248	36,922	71,738	62,958

Total costs and expenses	832,279	946,590	2,394,434	3,158,752

Loss from Operations	(668,925)	(690,737)	(1,924,701)	(2,346,255)

Other Income
Consulting Income	-	50,000	-	50,000
Derivative Income	7,167	-	26,667	-

Net Loss	$(661,758)	$(640,737)	$(1,898,034)	$(2,296,255)

Per share information - basic and diluted:
Loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding	300,561,055	276,175,232	292,830,924	274,055,747

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.
Condensed Consolidated Statements of Cash Flows - Unaudited

	Nine Months Ended September 30,

	2011	2010

Net cash used in operating activities	$(1,912,629)	$(1,216,012)

Cash flows from investing activities:
Acquisition of property and equipment	$(1,028)	$(72,003)

Cash flows from financing activities:
Common stock issued for cash	159,500	300,000
Repayment of stockholder loans	(688,425)	(156,400)
Proceeds from notes payable	575,000	-
Proceeds from common stock purchase agreement	1,280,000	230,000
Loans from stockholders	613,720	190,300

Net cash provided by financing activities	$1,939,795	$563,900

Net (decrease) increase in cash	26,138	(724,115)
Cash - beginning of period	-	802,875

Cash - end of period	$26,138	$78,760

Supplemental Cash Flow Information:
Cash paid for interest	$33,868	$3,286
Cash paid for income taxes	$-	$-
Stock issued for deferred compensation	$544,000	$1,275,000

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2011

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

The Company has experienced a net loss of $1,898,034 for the nine months ended September 30, 2011 and has an accumulated deficit of $31,532,341 at September 30, 2011. In addition, the Company used $1,912,630 of cash for operations during the nine months ended September 30, 2011 and had working capital and stockholders’ deficits at September 30, 2011 of $2,419,728 and $2,412,782, respectively.

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

On November 10, 2010, the Company entered into an agreement with Lincoln Park Capital (“LPC”) to purchase up to $10,000,000 worth of Nutra Pharma common stock. On November 9, 2010, the Company received $200,000 related to this transaction in exchange for 1,666,667 shares of common stock and warrants to purchase 1,666,667 additional shares of common stock at an exercise price of $0.15 per share. During the nine months period ended September 30, 2011, the Company issued 16,741,774 shares of common stock to LPC under the stock purchase agreement and received proceeds of $1,280,000. Assuming a purchase price of $0.05 per share (the closing sale price of the common stock on November 2, 2011) and the purchase by LPC of the remaining 39,264,476 purchase shares under the purchase agreement, additional proceeds to us would be $1,963,224.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. There was no allowance at September 30, 2011.

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

Recent Accounting Pronouncements

The Company has determined that all recently issued accounting standards will not have a material impact on our consolidated financial statements, or do not apply to our operations.

2. INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis. At September 30, 2011 and December 31, 2010, inventories were as follows:

	September 30, 2011	December 31, 2010

Raw Materials	$661,722	$192,502
Finished Goods	131,874	60,540

Total Inventories	$793,596	$253,042

During 2010, the Company paid $100,000 toward certain components to be used in the bottling and packaging of our products. As of December 31, 2010, this balance is reflected as prepaid inventory in our condensed consolidated balance sheet. There is no prepaid inventory reflected in our condensed consolidated balance sheet as of September 30, 2011.

3. DUE TO OFFICERS

Officers' Loans

At December 31, 2010, the Company owed to its President and CEO, Mr. Deitsch, $1,099,238. Included in the amount is $256,696 of accrued interest. During the nine month period ended September 30, 2011, the Company borrowed an additional $613,720 from its President, Rik Deitsch, and repaid him $688,425, bringing the total amount owed to Mr. Deitsch to $1,058,399  at September 30, 2011. Included in the amount owed to Mr. Deitsch is $290,562 of accrued interest. This loan is due on demand and bears interest at a rate of 4% per annum.

At September 30, 2011, the Company was indebted to Paul Reid, President of ReceptoPharm, in the amount of $110,148. This amount includes accrued interest of $30,324. This loan is due on demand and bears interest at a rate of 5% per annum. The loan is secured by certain intellectual property of ReceptoPharm. At December 31, 2010 the Company owed Mr. Reid $106,144, which includes $26,317 of accrued interest.

4. OTHER LOANS

Director's Loans

During 2010 the Company borrowed $200,000 from one of our directors. This loan is expected to be repaid in 2011, along with interest calculated at 10% straight interest for the first month plus 12% annum calculated after 30 days from funding. At September 30, 2011 the principal balance of the loan is $200,000, and the accrued interest is $46,949.

Other Loans

In May 2011 the Company received two loans for a total of $50,000 from non-related parties. These loans are expected to be repaid in six months but no later than December 31, 2011, along with interest calculated at 10% straight interest for the first month plus 12% annum calculated after 30 days from funding. These loans are guaranteed by an officer of the Company.

In September and October 2011 the Company received $300,000 and $200,000, respectively, for a total of $500,000, which represents two loans of $250,000 each.  The loans are dated September 20, 2011. The principal of these loans will be repaid with a balloon payment on or before October 1, 2012. Interest on these loans is payable monthly beginning in October 2011 with interest calculated at 20% and 12%, respectively.

Other Loan Payable – LPR

On August 15, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), the Company agreed to pay LPR a total of $350,000 to be repaid in monthly installments of $50,000 each beginning August 15, 2011 and ending on February 15, 2012. The balance of the amount owed to LPR at September 30, 2011 is $250,000.

5. OTHER RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008, ReceptoPharm, the Company's wholly-owned subsidiary, entered into a contract for the production of a drug (Crotoxin) with Celtic Biotech, Ltd, a company based in Dublin, Ireland. An officer of ReceptoPharm is related to the Managing Director of Celtic Biotech, Ltd. The contract has a total budget of $134,336 and was completed during the quarter ending September 30, 2011.

6. STOCKHOLDERS' DEFICIT

On July 25, 2011 the Company signed an agreement for investor relations services with DRC Partners, LLC. The contract is on a month to month basis and calls for monthly payments of $5,000 in cash and 100,000 shares of restricted stock on the first day of each month of service, beginning August 1, 2011.

On July 27, 2011 the Company signed an agreement for investor relations with Synergy Financial, LLC. The contract is for a three months term beginning August 1, 2011 and continuing through November 1, 2011 and is renewable by the Company for an additional three months period. The agreement called for a monthly payment for each of the first three months of $5,000 beginning on August 1, 2011 plus the issuance of 300,000 shares of the Company’s restricted common stock on the signing of the agreement.

On July 27, 2011 the Company issued 5,714,286 shares of restricted common stock which are held in escrow as security under the agreement reached with Liquid Packaging Resources.

In July 2011, the Company sold an aggregate of 1,690,000 shares of restricted common stock to eight investors at a price per share of $0.05 and received proceeds of $84,500.

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

During the nine months period ended September 30, 2011, the Company issued 16,741,774 shares of common stock to LPC under the stock purchase agreement and received proceeds of $1,280,000.

7. STOCK OPTIONS AND WARRANTS

On September 30, 2011, the Company had a total of 44,315,000 stock warrants outstanding at a weighted average exercise price of $0.10. There were no awards of options or warrants during the nine months ended September 30, 2011.

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

The following table summarizes our financial instruments measured at fair value as of September 30, 2011:

	September 30, 2011
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability (1)	$82,833	$–	$–	$82,833

(1)
On November 8, 2010 we signed a $10 million dollar purchase agreement with LPC. Upon signing the agreement we received on November 9, 2010 $200,000 in exchange for 1,666,667 shares of common stock and warrants to purchase 1,666,667 shares of common stock at an exercise price of $0.15 per share.

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during 2011:
Nine Months
Ended
Description	September 30, 2011

Beginning balance	$109,500
Purchases, issuances, and settlements	-
Total gain included in earnings (2)	(26,667)

Ending Balance	$82,833

(2)
Gains for the period ended September 30, 2011 related to the revaluation of our warrant liability. The gains were calculated from December 31, 2010 through September 30, 2011. These gains are reflected in our condensed consolidated statements of operations as a component of other income.

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

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes and share certificates. Plaintiffs moved for partial summary judgment on their claims regarding the additional 1,214,800 shares, and to dismiss ReceptoPharm counterclaims, but did not move for summary judgment on their claims regarding the alleged promissory notes or the 1,750,000 alleged shares. ReceptoPharm opposed the Plaintiffs' motion for partial summary judgment and itself moved for partial summary judgment limiting Plaintiffs' prospective damages. In August 2011, the Court denied Plaintiffs' motion for summary judgment on their claims regarding the additional 1,214,800 shares, and denied Plaintiffs' motion for summary judgment to the extent that it sought to dismiss most of ReceptoPharm's counterclaims, except that the Court did dismiss ReceptoPharm's relatively minor counterclaims for conversion and unjust enrichment. The Court simultaneously denied ReceptoPharm's cross-motion for summary judgment. ReceptoPharm intends to continue to vigorously contest this matter.

Liquid Packaging Resources, Inc. v. Nutra Pharma Corp. and Erik "Rik" Deitsch
On April 21, 2011, our CEO, Rik Deitsch, and Nutra Pharma were named as defendants in Liquid Packaging Resources, Inc. v. Nutra Pharma Corp. and Erik "Rik" Deitsch, Superior Court of Fulton County, Georgia, Civil Action No. 2011-CV-199562.  Liquid Packaging Resources, Inc."LPR") claimed that Nutra Pharma Corp. and Mr. Deitsch, directly or through other companies, placed orders with LPR that required LPR to purchase components from third parties.  LPR sought reimbursement for those third party expenses in the amount of not less than $359,826.85 plus interest.  LPR also sought punitive damages in the amount of not less than $500,000 and attorney's fees. Mr. Deitsch and we then removed by Nutra Pharma Corp. to the United States District Court, Northern District of Georgia, Civil Action No. 11-CV-01663-ODE.  After removal, LPR amended the Complaint to assert that Mr. Deitsch and we were the alter egos of the alleged other companies through whom the subject orders were allegedly placed and therefore should be considered one and the same.  Mr. Deitsch and we moved to dismiss the Complaint on several grounds including statute of frauds, failure to state a claim, and jurisdiction (only for Mr. Deitsch). Mr. Deitsch and we contend the suit was without merit. At LPR's request, the parties mediated the dispute before LPR responded to the Motion To Dismiss.  At the mediation, the parties worked out an agreement whereby we would purchase from LPR the components LPR purchased from third parties at an amount slightly less than the principal amount of the suit and on terms acceptable to us. The agreed price was $350,000.00 payable over 7 months in equal $50,000.00 amounts.  The settlement allowed us to take possession of the components prior to full payment and, in exchange, provided security to LPR in the form of our stock valued at $400,000 when issued. The stock may only be sold in event of a default of the payment schedule. The agreement reached provided us with tangible value in exchange for the purchase price rather than incurring the expense of litigation, which would likely be substantial and not recouped. The settlement agreement was executed on or about August 1, 2011. In connection with the settlement agreement, the civil action has been dismissed.  We have provided the agreed security and have made the first two settlement payments. The third payment was made on or about October 28, 2011. We have received all of the components at issue in the litigation and some additional components we expect to use to our benefit.

Other Commitments and Contingencies

On April 27, 2011 the Company entered into an agreement with Undiscovered Equities for strategic business planning and investor relations services. We issued 250,000 shares of our restricted common stock on April 27, 2011. Two additional tranches of 250,000 restricted shares of our common stock were earned and issued on July 11, 2011 and October 11, 2011. The final tranche of 250,000 restricted shares of our common stock will be earned and issued on January 11, 2012. The total compensation shall be 1 million restricted shares. The agreement is for a one-year period.

On September 20, 2011 the Company signed two promissory notes for $250,000 each. As additional guarantee for the repayment of the loans Nutra Pharma pledged 4,000,000 restricted shares of common stock to be held in escrow for each loan by a third party escrowee.

Concentrations

During the nine months ended September 30, 2011, 80% of the Company’s sales were to a single customer. During the year ended December 31, 2010, 96% of the Company’s sales were to a single customer.

10. OTHER SUBSEQUENT EVENTS

On October 15, 2011 the Company extended the agreement for investor relations with Synergy Financial, LLC. The extension is for a three months term beginning November 1, 2011 and continuing through February 1, 2012. The agreement called for a monthly payment for each of the first three months of $5,000 beginning on November 1, 2011 plus the issuance of 300,000 shares of the Company’s restricted common stock on the signing of the contract extension.

On October 3, 2011 our President, Rik Deitsch, in a private transaction sold $300,000 of his Company debt to a third party. At that time, the Company recorded this as a debt to that entity. In further negotiation with the debt holder, the Company agreed to satisfy the debt through a conversion, exchanging 10 million restricted shares of common stock for full satisfaction of the $300,000 owed.

Subsequent to September 30, 2011 and through November 3, 2011, the Company received additional advances from our President, Rik Deitsch, in the amount of $75,000 and we repaid Mr. Deitsch $78,819.  As of November 3, 2011 the Company owed $757,264, which includes $293,246 of accrued interest.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending September  30, 2011, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. We are subject to risks detailed in Item 1(a).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the third 2011 quarter has focused upon marketing our fully developed three homeopathic drugs for the treatment of pain:

•	Cobroxin, an over the counter pain reliever designed to treat moderate to severe (Stage 2) chronic pain; and

•	Nyloxin (Stage 2 Pain) and Nyloxin Extra Strength (Stage 3 Pain).

We will continue this focus during the remainder of 2011.

During our third quarter of 2011 and thereafter, the following has occurred:

Patent Granted

During October 2011, our wholly-owned subsidiary, ReceptoPharm, received approval from the US Patent and Trademark Office for its patent describing the composition of matter and the use of neurotoxins for the treatment of Multiple Sclerosis.

Regulatory Approval

During August 2011, we received regulatory approval to market Nyloxin in India.

Retail Sales and Distribution

During the third quarter of 2011, we generated revenues of $243,322 from Nyloxin sales.  During the quarter we continued to focus on expanding brand awareness for our over-the-counter pain relievers Nyloxin and Nyloxin Extra Strength by: (a) coordinating  marketing and awareness for those pain relievers through attendance at various conferences; (b) seeking out additional international distribution partners for our Nyloxin branded pain relievers;  and (c)  coordinating our ongoing drug registration process in Europe, Canada, Central America, South America, the Middle East, Mexico, and India, including reviewing distributor candidates within those territories. We plan to continue our brand development and operations during the remainder of 2011 by continuing the above efforts, researching potential product line extensions for our branded pain relievers and organizing clinical studies that support our current drug products and advance our current research and development pipeline.

Cobroxin

We offer Cobroxin, our over-the-counter pain reliever clinically proven to treat moderate to severe (Stage 2) chronic pain that was developed by ReceptoPharm, our drug discovery arm and wholly owned subsidiary.  Cobroxin is marketed online and at retailers through our United States distributor, XenaCare.  In August 2009, we completed an agreement with XenaCare granting it the exclusive license to market and distribute Cobroxin within the United States.  In mid-November 2009, XenaCare began selling Cobroxin online through its product website, Cobroxin.com.

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

We have begun selling our homeopathic pain relievers in Canada. Upon completion of international drug registrations, which we estimate will be completed during the fourth quarter of 2011 and early 2012, we will distribute Cobroxin and Nyloxin in Mexico, Central and South America, the Middle East and India.  We are also pursuing product registrations in Europe, which we estimate will be completed by mid 2012. Additionally, we plan to complete two human clinical studies aimed at comparing the ability of Nyloxin Extra Strength to replace prescription pain relievers. We originally believed that these studies would begin during the second quarter of 2010; however, these studies have been delayed because of lack of funding.  We expect that these studies will begin by the end of 2011.

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

Revenue Recognition:  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. There was no provision for sales returns at September 30, 2011 as all products sold as of that date have been accepted by our customer and contractually we are not obligated to accept returns.

Accounts Receivable and Allowance for Doubtful Accounts:  Our accounts receivable are stated at estimated net realizable value.  Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  There was no allowance for doubtful accounts at September 30, 2011.

Inventory Obsolescence:  Inventories are valued at the lower of cost or market value using the average cost method.  We periodically perform an evaluation of inventory for excess and obsolete items.  At September 30, 2011, our inventory consisted of finished goods and raw materials that are utilized in the manufacturing of finished goods.  These raw materials generally have expiration dates in excess of 10 years.  We performed an evaluation of our inventory and determined that at September 30, 2011 there were no obsolete or excess items.

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

Long-Lived Assets:  The carrying value of long-lived assets is reviewed annually and on a regular basis for the existence of facts and circumstances that may suggest impairment.  If indicators of impairment are present, we determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount.  If less, we measure the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the impaired assets.   We do not believe there to be any impairments of long-lived assets as of September 30, 2011.

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

Results of Operations – Comparison of Three Months Period Ended September 30, 2011 and September 30, 2010

Net sales for the three months period ended September 30, 2011 are $251,830 compared to $359,936 for the three months period ended September 30, 2010.  The decrease in sales is primarily attributable to decreased product sales. Of the total sales during the three months ended September 30, 2011, $243,322  were related to the sale of Nyloxin  and $8,508 were related to clinical research services provided by our wholly owned subsidiary, ReceptoPharm. We reported no sales of Cobroxin during this period.  Of the total sales during  the three months ended September 30, 2010,  $311,701 were related to sales of our consumer product Cobroxin and $48,235 were related to clinical research services provided to third parties by our wholly owned subsidiary, ReceptoPharm.  We reported no sales of Nyloxin for the three months period ended September 30, 2010.

Cost of sales for the three-month period ended September 30, 2011 is $88,476 compared to $104,083 for the three-month period ended September 30, 2010.  Our cost of sales includes the direct costs associated with Cobroxin and Nyloxin manufacturing. Our gross profit margin on product sales for the three-month period ended September 30, 2011 is $154,846 or 63.6% compared to $207,618 or 66.6% for the three-month period ended September 30, 2010.

Selling, general and administrative expenses (“SG&A”) decreased by $100,339 or 11.2% from $892,115 for the three months ended September 30, 2010 to $791,776 for the three months ended September 30, 2011.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services. Also included in SG&A expenses is stock based compensation expense, which decreased $144,167 or 45.2% from $318,750 for the three months period ending September 30, 2010 to $174,583 for the three months period ending September 30, 2011.

Research and development expenses decreased $298 or 1.7% from $17,553 for the quarter ended September 30, 2010 to $17,255 for the comparable 2011 period.  Our research expenses are related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound, RPI-78.

Interest expense decreased $13,674 or 37.0%, from $36,922 for the quarter ended September 30, 2010 to $23,248 for the comparable 2011 period.  This decrease was due to a decrease in interest in short term loans.

Our net loss increased by $21,021 or 3.3%, from $640,737 for the quarter ended September 30, 2010 to $661,758 for the comparable 2011 period.

Comparison of Nine Months Periods Ended September 30, 2011 and September 30, 2010

Net sales for the nine months period ended September 30, 2011 are $651,279 compared to $1,382,056 for the nine months period ended September 30, 2010.  The decrease in sales is primarily attributable to decreased product sales.  Of our product sales of $637,324 during the nine month period ended September 30, 2011, $106,079 was related to sales of Cobroxin and $531,245 were related to sales of Nyloxin. For the nine months period ended September 30, 2010, all of our product sales of $1,326,283 were related to sales of Cobroxin.

Cost of sales for the nine month period ended September 30, 2011 is $181,546 compared to $569,559 for the nine months period ended September 30, 2010.  Our cost of sales includes the direct costs associated with Cobroxin and Nyloxin manufacturing. Our gross profit margin on product sales for the nine months period ended September 30, 2011 is $455,778 or 71.5% compared to $756,724 or 57.1% for the nine months period ended September 30, 2010.   The increase in our profit margin is due primarily to a lower cost of production for our Nyloxin products compared to Cobroxin.

Selling, general and administrative expenses (“SG&A”) decreased  $685,536 or 23.5% from $2,920,993 for the nine months period ended September 30, 2010 to $2,235,457 for the nine month period ended September 30, 2011, generally due to a decrease in advertising, consulting, legal and professional fees.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services. Also included in SG&A expenses is stock based compensation expense, which decreased $251,084 or 30.5% from $823,750 for the nine months period ending September 30, 2010 to $572,666 for the nine month period ending September 30, 2011.

Research and development expenses decreased $87,562 or 50.1% from $174,801 for the quarter ended September 30, 2010 to $87,239 for the comparable 2011 period.  Our research expenses are related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound, RPI-78.

Interest expense increased by $8,780 or 13.9%, from $62,958 for the nine month period ended September 30, 2010 to $71,738 for the comparable 2011 period.  This increase was due to an increase in short term loans.

Our net loss decreased by $398,221 or 17.3%, from $2,296,255 for the nine months period ended September 30, 2010 to $1,898,034 for the comparable 2011 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. Further, as stated in Note 1 to our condensed consolidated financial statements for the period ended September 30, 2011, we have an accumulated deficit of $31,532,341 and had working capital and stockholders’ deficits at September 30, 2011 of $2,419,728 and $2,412,782, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. During 2010, we borrowed $309,700 from Mr. Deitsch and repaid him $407,400. During the nine month period ended September 30, 2011, we borrowed an additional $613,720 from Mr. Deitsch and repaid him $688,425. As of September 30, 2011, we owe Mr. Deitsch $1,058,399.  Included in this amount is $290,562 of accrued interest.

After September 30, 2011 and through November 3, 2011, we received additional advances from our President, Rik Deitsch, in the amount of $75,000 and repaid Mr. Deitsch $78,819. On October 3, 2011 Mr. Deitsch sold $300,000 of his debt. As of November 3, 2011 the amount owed to Mr. Deitsch is $757,264, which includes $293,246 of accrued interest.

During the year ended December 31, 2010, we raised a total of $725,000, $300,000 of which was derived from the sale of outstanding warrants, $225,000 through the issuance of short-term notes and $200,000 from the common stock purchase agreement with Lincoln Park Capital (“LPC”).

On November  29, 2010, the Department of the Treasury notified us that it had approved a grant in the amount of $244,479 based on our July 20, 2010 application to the Internal Revenue Service requesting certification for qualified investments in a qualifying therapeutic discovery project under section 48D of the Internal Revenue Code. We received these funds on January 31, 2011.

On November 8, 2010, we entered into an agreement with LPC to purchase up to $10,000,000 of our common stock. On November 9, 2010, we received $200,000 related to this transaction in exchange for 1,666,667 shares of common stock and warrants to purchase 1,666,667 additional shares of common stock at an exercise price of $0.15 per share. In consideration for entering into the agreement with LPC, we issued 400,000 shares of our common stock as a commitment fee to LPC. A copy of the agreement and description of the terms is included in Form 8-K that we filed on November 12, 2010.

During the nine month period ended September 30, 2011 we received $1,280,000 from LPC in exchange for 16,741,774 shares of common stock.

In May 2011, the Company received a total of $50,000 in short-term loans from two non-related investors. These loans are expected to be repaid by the end of the year with interest calculated at 10% straight interest for the first month plus 12% annum calculated monthly after 30 days from funding.

In June and July of 2011, we sold an aggregate of 3,190,000 shares of restricted common stock to eight investors at a price per share of $0.05 and received proceeds of $159,500.

In September and October 2011, we received $300,000 and $200,000, respectively, for a total of $500,000, which represents two loans of $250,000 each.  The loans are dated September 20, 2011. The principal of these loans will be repaid with a balloon payment on or before October 1, 2012. Interest on these loans is payable monthly beginning in October 2011 with interest calculated at 20% and 12%, respectively.

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

•	whether we are subject to litigation and related costs in connection with use of products;

•	whether we will successfully locate another distributor and whether there will be interruptions in our operations;

•	whether we comply with FDA and other extensive legal/regulatory requirements affecting the healthcare industry.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

☐	An obligation under a guarantee contract.

☐	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets.

☐	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.

☐
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2011, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our 2010 annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of September 30, 2011. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2011 we continued the enhancement of our internal controls. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes and share certificates. Plaintiffs moved for partial summary judgment on their claims regarding the additional 1,214,800 shares, and to dismiss ReceptoPharm counterclaims, but did not move for summary judgment on their claims regarding the alleged promissory notes or the 1,750,000 alleged shares. ReceptoPharm opposed the Plaintiffs' motion for partial summary judgment and itself moved for partial summary judgment limiting Plaintiffs' prospective damages. In August 2011, the Court denied Plaintiffs' motion for summary judgment on their claims regarding the additional 1,214,800 shares, and denied Plaintiffs' motion for summary judgment to the extent that it sought to dismiss most of ReceptoPharm's counterclaims, except that the Court did dismiss ReceptoPharm's relatively minor counterclaims for conversion and unjust enrichment. The Court simultaneously denied ReceptoPharm's cross-motion for summary judgment. ReceptoPharm intends to continue to vigorously contest this matter.

Liquid Packaging Resources, Inc. v. Nutra Pharma Corp. and Erik "Rik" Deitsch

On April 21, 2011, our CEO, Rik Deitsch, and Nutra Pharma were named as defendants in Liquid Packaging Resources, Inc. v. Nutra Pharma Corp. and Erik "Rik" Deitsch, Superior Court of Fulton County, Georgia, Civil Action No. 2011-CV-199562.  Liquid Packaging Resources, Inc."LPR") claimed that Nutra Pharma Corp. and Mr. Deitsch, directly or through other companies, placed orders with LPR that required LPR to purchase components from third parties.  LPR sought reimbursement for those third party expenses in the amount of not less than $359,826.85 plus interest.  LPR also sought punitive damages in the amount of not less than $500,000 and attorney's fees. Mr. Deitsch and we then removed by Nutra Pharma Corp. to the United States District Court, Northern District of Georgia, Civil Action No. 11-CV-01663-ODE.  After removal, LPR amended the Complaint to assert that Mr. Deitsch and we were the alter egos of the alleged other companies through whom the subject orders were allegedly placed and therefore should be considered one and the same.  Mr. Deitsch and we moved to dismiss the Complaint on several grounds including statute of frauds, failure to state a claim, and jurisdiction (only for Mr. Deitsch). Mr. Deitsch and we contend the suit was without merit. At LPR's request, the parties mediated the dispute before LPR responded to the Motion To Dismiss.  At the mediation, the parties worked out an agreement whereby we would purchase from LPR the components LPR purchased from third parties at an amount slightly less than the principal amount of the suit and on terms acceptable to us. The agreed price was $350,000.00 payable over 7 months in equal $50,000.00 amounts.  The settlement allowed us to take possession of the components prior to full payment and, in exchange, provided security to LPR in the form of our stock valued at $400,000 when issued. The stock may only be sold in event of a default of the payment schedule. The agreement reached provided us with tangible value in exchange for the purchase price rather than incurring the expense of litigation, which would likely be substantial and not recouped. The settlement agreement was executed on or about August 1, 2011. In connection with the settlement agreement, the civil action has been dismissed.  We have provided the agreed security and have made the first two settlement payments. The third payment will be made on or about October 28, 2011. We have received all of the components at issue in the litigation and some additional components we expect to use our benefit.

Item 1A.  Risk Factors

You should carefully consider the risks described below regarding our operations, financial condition, financing, our common stock and other matters. If any of the following or other material risks actually occurs, our business, financial condition, or results or operations could be materially adversely affected.

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We incurred net losses of $3,061,464 for the year ended December 31, 2010 and $2,301,641 in 2009. In addition we have net losses of $1,898,034 for the nine months ended September 30, 2011. We anticipate that these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Cobroxin® and Nyloxin™ products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

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

We have incurred operating losses of $1,898,034 during the nine months ended September 30, 2011. As a result, at September 30, 2011 we had an accumulated deficit of $31,532,341. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Cobroxin® and Nyloxin™ products.

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

At September 30, 2011, we had a working capital deficit of $2,419,728 and a negative cash flow from operations of $1,912,630.  We have insufficient financial resources to fund our operations.

Additionally, as of September 30, 2011 we have borrowed $1,058,399 from our Chief Executive Officer, which includes $290,562  of accrued interest.

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

Our Chief Executive Officer has historically funded our operations by providing loans to us. As of September 30, 2011, we owe Mr. Deitsch $1,058,399. Mr. Deitsch may be unwilling or unable to fund our operations in the future. If we have no other source of funding and we are unable to secure additional loans from Mr. Deitsch, our operations will be negatively affected.

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

To date, sales of Cobroxin® and Nyloxin® have been limited and inconsistent. During our fourth quarter of 2009, we sold $583,955 of Cobroxin®. During 2010, we sold $864,424, $150,158, $311,701 of Cobroxin® during the first, second and third quarters, respectively. We had no sale of Cobroxin® during the last quarter of 2010. During the first quarter of 2011 we sold $106,078 of Cobroxin®. We had no sales of Cobroxin during the second and third quarters of 2011. During the first quarter of 2011 we sold $14,195 of Nyloxin™, which represents our first sale of this product.  During the second quarter of 2011, we sold $273,728 of Nyloxin™.  During the third quarter of 2011, we sold $243,322 of Nyloxin™. If we cannot achieve sufficient sales levels of our Cobroxin® and Nyloxin™ products or we are unable to secure financing our operations will be negatively affected.

We have a limited history of generating revenues on which to evaluate our potential for future success and to determine if we will be able to execute our business plan; accordingly, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our total sales of Cobroxin® from November 2009 until December 31, 2010 are $1,910,238. During our fourth quarter of 2010, we had no sales. During the first quarter of 2011 we had sales of $106,078. We had no sales of Cobroxin during the second and third quarters of 2011.

Our total sales of Nyloxin from January 2011 until September 30, 2011 are $531,245. During the first quarter of 2011 we had sales of $14,195. During the second quarter of 2011 we had sales of Nyloxin of $273,728.  During the third quarter of 2011 we had sales of $243,322.

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

☐
we are unable to attract sufficient customers to the products we offer in light of the price and other terms required in order for us to attain the level of profitability that will enable us to continue to pursue our growth strategy;

☐	adequate penetration of new markets at reasonable cost becomes impossible limiting the future demand for our products below the level assumed by our business plan;

☐	we are unable to scale up manufacturing to meet product demand, which would negatively affect our revenues and brand name recognition;

☐	we are unable to meet regulatory requirements in the intellectual marketplace that would otherwise allow us for wider distribution; and

•	we are unable to meet FDA regulatory requirements that would potentially expand our product base and potential revenues.

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

Our intellectual property, including patents, is our key asset. We currently have 15 patents that we either own or have the rights to from third parties. 12 of these patents have been approved and 3 are pending. Competitors may be able to design around our patents for our Cobroxin® and Nyloxin™ products and compete effectively with us. The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial. We cannot assure you that:

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

As of September 30, 2011, we had outstanding 305,113,673 shares of common stock, of which our principal shareholder/executive officer owns 57,272,500, which are subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

On June 20, 2011, we sold 500,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $25,000.

On June 29, 2011, we sold 500,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $25,000.

On July 6, 2011, we sold 100,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $5,000.

On July 8, 2011 we sold 150,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $7,500.

On July 18, 2011, we sold 100,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $5,000.

On July 20, 2011, we sold 100,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $5,000.

On July 21, 2011, we sold 400,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $20,000.

On July 21, 2011, we sold 140,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $7,000.

On July 22, 2011, we sold 200,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $10,000.

On July 22, 2011, we sold 100,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $5,000.

On July 29, 2011, we sold 200,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $10,000.

On July 29, 2011, we sold 200,000 restricted shares to an accredited investor at 5 cents per share for an aggregate purchase price of $10,000.

The sales were made in reliance upon Section4 (2) of the Securities Act of 1933, as amended

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

NUTRA PHARMA CORP. Registrant

Dated: November 14, 2011	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer