Form 10-K
period 2011-12-31
NUTRA PHARMA CORP
filed 2012-11-13
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

         Yes ☐      No ☒

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

         Yes ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed quarter: $3,890,000.

As of November 9, 2012 there were 522,134,676 shares of common stock.

Nutra Pharma Corp and its wholly owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics, Inc. (“Designer Diagnostics”) are referred to herein as “we”, “our” or “us” (ReceptoPharm and Designer Diagnostics are also individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2011 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements.” All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

Item 1. Business

Introduction

We were incorporated in California on February 1, 2000. We have conducted our operations since October 2003; however, due to our poor cash position, lack of significant sales and inability to obtain financing, we have been unable to adequately fund our operations since October 2011, including salaries for our employees. Since Paul Reid, PhD resigned as ReceptoPharm’s Chief Executive Officer in November 2011, our Director, Harold Rumph, has directed ReceptoPharm operations, which has been limited to the management of the ReceptoPharm offices and laboratory space as well as handling ReceptoPharm payables. We have been unable to proceed with ReceptoPharm’s studies since June, 2010; therefore, until we receive adequate financing or increased sales revenue, we have placed our drug development activities on hold and will focus all of our efforts on promoting our products that are already available in the marketplace.

We are a biopharmaceutical company that engages in the acquisition, licensing and commercialization of pharmaceutical products and technologies as well as homeopathic and ethical drugs for the management of pain, neurological disorders, cancer, autoimmune and infectious diseases.   Homeopathic drugs are natural products that contain ingredients listed in the HPUS (Homeopathic Pharmacopoeia of the United States). An ethical drug is a licensed drug that has obtained Federal Drug Administration (“FDA”) approval after extensive pre-clinical and clinical testing.  We seek strategic licensing partnerships to reduce the risks associated with the drug development process.

Our wholly owned subsidiary and drug discovery arm, ReceptoPharm, has carried out our homeopathic and drug discovery research and clinical development and has fully developed three homeopathic drugs for the treatment of pain:

•	Cobroxin®, an over-the-counter pain reliever designed to treat moderate to severe (Stage 2) chronic pain; and
•	Nyloxin™ and Nyloxin™ Extra Strength: stronger versions of Cobroxin®

Our business plan will continue its efforts to produce, market and distribute our Cobroxin® and Nyloxin™ branded products both domestically and internationally.

From October 2009 until December 31, 2011, our operations have centered on the marketing of Cobroxin® and Nyloxin™ and Nyloxin™ Extra Strength, from which we have earned accumulated net revenues of $2,055,882, which includes a reduction of $503,958 for Nyloxin™ sold during 2011 and returned in 2012. During fiscal year 2011, we earned revenues of $79,077 from the sale of Cobroxin® and net revenues of $66,567 from sales of Nyloxin™. Total product sales for fiscal year 2011 were $145,644, net of a reduction of $503,958.

Additionally, ReceptoPharm has developed two drug candidates:

•	RPI-78M, to treat neurological diseases, including Multiple Sclerosis (MS), Adrenomyeloneuropathy (AMN), Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig’s disease ) and Myasthenia Gravis; and
•	RPI-MN, to treat viral diseases, including HIV/AIDS and Herpes.

ReceptoPharm has developed proprietary therapeutic protein products primarily for the prevention and treatment of viral and neurological diseases, including Multiple Sclerosis (MS), Adrenomyeloneuropathy (AMN), Human Immunodeficiency Virus (HIV) and pain in humans. These potential products are subject to FDA approval.

Our wholly owned subsidiary, Designer Diagnostics, has developed diagnostic test kits designed to be used for the rapid identification of infectious diseases, such as Nontuberculous Mycobacteria (NTM). These diagnostic test kits are currently being validated by National Jewish Hospital in Denver, Colorado. This process of validation has been ongoing since 2007. While these outside tests have proceeded, our business has exclusively focused on our drugs and we have not continued any activity in our Designer Diagnostics division since June, 2011. As results become available through the validation process and funding becomes available, we may revisit the technology and re-engage our efforts in Designer Diagnostics.

We continue to identify biotechnology related intellectual property and companies with which we may potentially be able to enter into arrangements, agreements or to potentially acquire.

Industry Overview of the Pain Market

Pain is the most common symptom for patients seeking medical attention. Chronic pain in the United States is estimated to be 35.5% or 105 million people with costs of more than $100 billion per year in direct health-care expenditure and lost work time (American Pain Society, 2010).

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

Our Products

Cobroxin®

We offer Cobroxin®, our over-the-counter pain reliever that has been clinically proven to treat moderate to severe (Stage 2) chronic pain. Cobroxin®was developed by ReceptoPharm, our drug discovery arm and wholly owned subsidiary.  Cobroxin® is not currently being marketed.  In August 2009, we completed an agreement with XenaCare Holdings (“XenaCare”) granting it the exclusive license to market and distribute Cobroxin® within the United States. In mid-October 2009, XenaCare began selling Cobroxin® online through its product website, www.Cobroxin.com.

In November 2009, XenaCare began selling Cobroxin to brick-and-mortar retailers, including distribution to CVS in March 2010 and Walgreens in May 2010. On April 1, 2011, we notified our Cobroxin Distributor, XenaCare that they were in breach of our agreement. As a result of this, the distribution agreement was terminated effective April 10, 2011. XenaCare had a large stock of the product that they had ordered from us and we have allowed them to continue to market their existing inventory of Cobroxin. In October, 2011 we discontinued their website at www.Cobroxin.com. All current traffic to that website is now redirected to www.Nyloxin.com. We plan to begin manufacturing, marketing and distributing Cobroxin again when funding is available.

Cobroxin® is available at the following retailers as XenaCare continues to sell through their existing inventory:

•	GNC
•	Walgreens
•	Drugstore.com

•	Amazon.com

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

In September of 2012 we began distributing Nyloxin through TCN International, a Network Marketing Company. TCN distributes products and software applications to approximately 400,000 independent agents in more than 30 countries, including more than 40,000 agents in the United States.

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

We are pursuing international drug registrations in Canada, Mexico, Central and South America and Europe. Since European rules for homeopathic drugs are different than the rules in the US, we cannot estimate when this process will be completed. Additionally, we plan to complete two human clinical studies aimed at comparing the ability of Nyloxin Extra Strength to replace prescription pain relievers. We originally believed that these studies would begin during the second quarter of 2010; however, these studies have been delayed because of lack of funding. We cannot provide any timeline for these studies until adequate financing is available.

In March of 2012, we engaged LWR Partners, a select team experienced in branding, advertising and media deployment. LWR connects brands to customers through a suite of digital products that includes SMS Mobile, Email, Social Media, Online Video, Web Advertising and Point of Decision media. LWR Partners have created and guided traditional brands like The Die Hard Battery, Taster’s Choice Coffee, Jimmy Dean Sausage and currently works with The “Seeds of Freedom” Foundation, Commerce Science Corporation and many new top quality Brands. LWR Partners is headquartered in Boca Raton, Florida. LWR will be working with us to create a unified brand strategy for Nyloxin and work to build on-line sales of the product.

To date, our marketing efforts have been limited due to lack of funding. As sales increase, we plan to begin marketing more aggressively to increase the sales and awareness of our products.

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

Subject to availability of funds, ReceptoPharm also plans to begin additional clinical studies for our pain relievers. These studies will be designed to compare the efficacy of Nyloxin™ Extra Strength to other prescription strength pain relievers. A ReceptoPharm study published in Toxicon, which is the journal of the International Society of Toxinology, showed that ReceptoPharm’s leading drug product for the treatment of pain (RPI-78) had pain-reducing effects that lasted four times as long as morphine without the negative side effects associated with opioid-based pain relievers. Another study published in the journal Neuropharmacology showed a new mechanism on the use of Alpha-Cobratoxin as a treatment for pain. Alpha-Cobratoxin is the main component of the cobra venom used in Nyloxin™ and Cobroxin®.

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

We began limited manufacturing of Nyloxin™ in November 2010. We scaled up manufacturing in the first quarter of 2011. Our production level is contingent upon product demand level and we can scale up as sales demand increases.

Marketing and Distribution

We currently have no distributor for Cobroxin®. We plan to begin marketing and distributing Cobroxin® subject to the availability of funds through financing and/or revenues. If we reach an agreement with a new distributor, we would be dependent on that distributor for Cobroxin® sales.

In August 2009, we completed an agreement with XenaCare granting them the exclusive license to market and distribute Cobroxin® within the United States. To maintain this market exclusivity, XenaCare was required to meet certain minimum performance requirements. On April 1, 2011, we notified our Cobroxin Distributor, XenaCare Holdings that they were in breach of our agreement. As a result of this, the distribution agreement was terminated effective April 10, 2011. XenaCare had a large stock of the product that they had ordered from us and we have allowed them to continue to market their existing inventory of Cobroxin. In October, 2011 we discontinued their website at www.Cobroxin.com. All current traffic to that website is now redirected to www.Nyloxin.com. We plan to begin marketing and distributing Cobroxin again. To that end, we have been in negotiations with potential new distributors for our Cobroxin products both domestically and internationally.

In August 2010, we selected Nutritional Alliance, a United States sales brokerage firm, as our global sales agent to market Nyloxin™.  The terms of this relationship are determined on a country-by-country and geographic basis regarding sales, distribution, minimums and commissions. Nutritional Alliance has not achieved any international sales of Nyloxin and provided limited domestic sales of Nyloxin™. Nutritional Alliance resigned as our global agent in February of 2012.

In March of 2012, we engaged LWR Partners / “Brands To Market” ™ to create a unified brand strategy for Nyloxin™ and work to build on-line sales of the product. In December 2009, we began marketing Nyloxin™ and Nyloxin™ Extra Strength at www.Nyloxin.com. We began generating sales through the website in July, 2010. In September of 2012 we began distributing Nyloxin through TCN International, a Network Marketing Company. TCN distributes products and software applications to approximately 400,000 independent agents in more than 30 countries, including more than 40,000 agents in the United States.

We are continuing our efforts to find strategic partnerships for the promotion, marketing, registration, licensing and sales of its products domestically and internationally.

Dependence on one or a Few Major Customers

With respect to Nyloxin™ and Nyloxin™ Extra Strength, we have been distributing the products online and to various retailers. We are seeking both domestic and international distributors for these products. It may be that a larger distributor may require exclusivity in the US or any particular foreign market. If so, we would be dependent on that distributor for those Nyloxin™ sales.

International Drug Registrations

We are continuing our efforts to begin the registration process internationally. While many countries adopt similar regulation to the United States for registering homeopathic drugs, the international application process is more complex and may be lengthier. We will continue to seek qualified, well-funded distributors for the international distribution of Cobroxin® and Nyloxin™.

ReceptoPharm’s Homeopathic Drug Pain Relief Studies

MS Neuropathic Pain Phase IV

Pending adequate financing or revenues, we will continue our research and development into this area, with the ultimate goal of improving product claims for Nyloxin™ Extra Strength, which is a treatment for stage 3 pain.  Our original start and completion dates were March 2010 and September 2010, respectively, which includes a 10-week patient trial period.  We have thus far incurred costs of $5,000 with a total estimated budget of $130,000. Due to our poor financial condition, we have currently discontinued all of our clinical activities. We have no way of knowing at this time, if or when we will have adequate funding to reinitiate these trials.

Chronic Back Pain Phase I

Pending adequate financing or revenues, we will continue our research and development in this area, with the ultimate goal of completing development of our future product, Recet, which is an injectable version of Cobratoxin.  Our original start and completion dates were April 2010 and November 2011, respectively, which includes a 4-week patient trial period. We have thus far incurred costs of $25,000 with a total estimated budget of $250,000. Due to our poor financial condition we have currently discontinued all of our clinical activities. We have no way of knowing at this time, if or when we will have adequate funding to reinitiate these trials.

Chronic Back Pain Phase IV

Pending adequate financing or revenues, we will continue our research and development, with this ultimate goal of improving product claims for Nyloxin™ Extra Strength, which is a treatment for stage 3 pain.  Our original start and completion dates were April 2010 and November 2010, respectively, which includes a 4-week patient trial period.  We have an estimated budget of $250,000. We have not yet incurred any costs associated with the Chronic Back Pain Phase IV project. Due to our poor financial condition, we have currently discontinued all of our clinical activities. We have no way of knowing at this time, if or when we will have adequate funding to reinitiate these trials.

All of these studies have been delayed June of 2010 due to our lack of revenues and funding. We will reassess our start and completion dates upon generating a sufficient amount of revenues, if ever.

ReceptoPharm – Research and Development

ReceptoPharm was engaged in the research and development of novel anticholinergic therapeutic protein products for the treatment of autoimmune and neurologic disorders, including Human Immunodeficiency Virus (HIV), Multiple Sclerosis (MS) Adrenomyeloneuropathy (AMN), Rheumatoid Arthritis (RA) and pain.

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

Human Immunodeficiency Virus (HIV) Infection

TechNavio, a research and advisory firms focusing on pharmaceutical and health care issues, forecasts the Global HIV Drugs market to reach US$15.5 billion by 2014. According to UNAIDS, an estimated 33.4 million people were living with HIV in 2009 with two-thirds of all HIV sufferers in sub-Saharan Africa. There were 2.2 million new infections in 2009 and 1.8 million people died of AIDS-related illnesses. Growth in the HIV therapy market will continue to be driven by the rapidly growing HIV and AIDS population. In the absence of therapeutic intervention, the vast majority of individuals infected with HIV will ultimately develop AIDS, on average in about 10 years, which has a mortality rate approaching 100%. Experts say that the drugs currently available only extend life on average 1.8 years. The foregoing information was obtained from the World Health Organization website at www.who.int and the UNAIDS website at www.unaids.org.

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

In February 2009, ReceptoPharm filed a patent application with the United States Patent and Trademark Office for the use of RPI-78 as a novel method for treating arthritis in humans. Also in February 2009, ReceptoPharm, in collaboration with Soochow University in China published positive data from its recent animal studies on the use of RPI-78 (Cobratoxin) as a method for treating arthritis. In March of 2011, ReceptoPharm was issued a patent for the use of cobratoxin as an analgesic (US patent #7,902,152). In February of 2012, ReceptoPharm, in collaboration with Soochow University published another study that demonstrated a novel mechanism of action for the use of RPI-78 as a treatment for pain.

Market Values

Human Immunodeficiency Virus (HIV)

The World Health Organization estimates that 34.2 million people worldwide are HIV positive with the majority of these occurring in third world countries. In the United States alone, an estimated 1,200,000 people are infected with an estimated 56,300 Americans becoming infected with HIV each year. The majority undergoes treatment for HIV-related conditions at an individual cost of $14,000 (HAART) to $34,000 (AIDS patients).   According to DataMonitor; the HIV market, worth $9.3 billion in 2007, is expected to grow to $15.1 billion by 2017, driven by the increasing prevalence of HIV worldwide and the longer life expectancy of patients receiving treatment.

Multiple Sclerosis (MS)

MS affects an estimated 2.5 million people globally with approximately 400,000 sufferers in the United States. There are 5 approved drugs for the treatment of this disease. The average annual cost of these drugs is $12,000 per person. In 2010, sales by one manufacturer, Biogen-Idec, were reported to be $2.5 billion for its drug, Avonex. According to a report by Piribo (Pharmaceutical Market Research), the total worldwide market for MS disease-modifying therapies is expected to grow at an 8.1% compound annual growth rate (CAGR) from 2010 through 2015, with sales reaching nearly $16.7 billion by the end of 2015 from $11.3 billion in 2010. ReceptoPharm’s MS drug, RPI-78M is considered to be a ‘Biologic’. Biologics represent the largest class of MS disease-modifying therapies by sales and by number of approved therapies. This sector is valued at $7.8 billion in 2010 and is expected to increase at a 2.5% compound annual growth rate (CAGR) to reach a value of $8.8 billion in 2015.

Adrenomyeloneuropathy (AMN)

AMN/ALD affects an estimated 30,000 people in the US with some estimates exceeding this number.

Current Technologies

ReceptoPharm, operating in its capacity as a clinical stage biotechnology company, created a process that safely modifies proteins derived from cobra venom. ReceptoPharm also has rights to a drug delivery method that uses an aerosol formulation, which is administered under the tongue.  By using this shared aerosol delivery technology, oral delivery is attainable, an important step for a biologic product.   The system is 50% efficient and affects drug delivery in approximately 40% of patients in which it was tested. Topical preparations are being examined for future applications in treatment of such conditions as pain and Rheumatoid Arthritis (RA).

Business Strategy

Pending adequate financing or revenues, ReceptoPharm seeks to develop proprietary pharmaceutical products for human illnesses that qualify for “Fast-Track” or “Orphan Drug” status under FDA regulations, which can expedite regulatory review.  For some conditions, the FDA has created the “two animal rule” which permits ReceptoPharm to collect data from ongoing animal research for human treatment applications.

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

Current Research and Development Projects

Neurological Studies

Pain Studies

In an effort to further support Nyloxin™ Extra Strength, ReceptoPharm had planned to complete two human clinical studies aimed at comparing the ability of Nyloxin™ Extra Strength to replace prescription pain relievers. ReceptoPharm originally estimated that these studies would begin during the second quarter of 2010; however, these studies have been delayed because of lack of funding. We have no way of knowing at this time, if or when we will have adequate funding to reinitiate these trials.

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

AMN Phase III

ReceptoPharm had planned to continue research and development, with the ultimate goal of completing development of its future drug, RPI-78M.   ReceptoPharm’s originally estimated start and completion dates are July 2010 and December 2011, respectively, which includes a 12-month patient trial period. ReceptoPharm has thus far incurred costs of $5,000.  ReceptoPharm has an estimated budget of $500,000. We have no way of knowing at this time, if or when we will have adequate funding to reinitiate these trials.

MS Phase II

Pending adequate financing or revenues, ReceptoPharm will continue its research and development, with the ultimate goal of completing development of its future drug, RPI-78M. ReceptoPharm’s originally estimated start and completion dates are October 2010 and October 2012, respectively, which includes a 12-month patient trial period. ReceptoPharm has thus far incurred costs of $40,000. ReceptoPharm has an estimated budget of $2,000,000. We have no way of knowing at this time, if or when we will have adequate funding to reinitiate these trials.

Currently, ReceptoPharm’s total estimated costs for all of the above projects are approximately $3,000,000.

All of these studies have been delayed due to a lack of revenues and funding. Upon obtaining sufficient revenues, if ever, ReceptoPharm will provide updated estimates of start and completion dates.

Research and Development

During 2011 and 2010, we had research and development costs of $90,865 and $191,786, respectively.

Dependence on one or a Few Major Customers

We have no customers with respect to our research and development projects since we have not received FDA approval for our drug candidates

Marketing

We currently do not have a marketing program for our drug candidates because none of ReceptoPharm’s products have received FDA approval. Our lack of financing has hampered our efforts to navigate the regulatory process in a timely fashion; however, if and when we have FDA-approved drug treatments, we plan to develop a marketing strategy to market ReceptoPharm’s products through pharmaceutical companies, other biotechnology companies, and diagnostic laboratories. Our Chief Executive Officer will market the treatments to licensing and development officers of those companies and will otherwise direct our marketing program. Additionally, we will attempt to secure consulting agreements with marketing consultants who will actively market our products to such companies and/or provide our Chief Executive Officer with marketing guidance.

Potential Revenue Segments

Our potential revenue segments are composed of our attempt to generate revenues from license agreements, joint ventures in foreign countries and drug sales.

To date, we have not earned any revenues regarding any FDA drug candidate.

Product Liability

We maintained product liability insurance for our commercial products throughout 2011. Even so, product liability claims may result in significant legal costs related to our defense of such actions if damage amounts exceed our product liability insurance coverage. The design, development, and manufacture of drug products or diagnostic tests involves an inherent risk of product liability claims and corresponding damage to our brand name reputation, including claims of product failure or harm caused by the drug product. Our product liability coverage was cancelled in January, 2012. We are currently seeking new coverage.

Sources and Availability of Raw Materials

ReceptoPharm uses the raw material, cobra venom, for the drugs that it studies and in Cobroxin® and Nyloxin™ production.  We currently have three US suppliers of cobra venom that we use according to product demand. In addition, there are other suppliers in China, Thailand and India. ReceptoPharm’s management is responsible for locating cobra venom suppliers on an as-needed basis, which involves obtaining a small test amount from a supplier for scientific validation of that raw material prior to purchase.  Apart from cobra venom, we do not currently use raw materials in our business.

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

Ability to Compete

The biotechnology research and development field is extremely competitive and is characterized by rapid change. Our competitors have substantially greater financial, scientific, and human resources, and as a result greater research and product development capabilities. Our competitors have competitive advantages with greater potential to develop revenue streams. Our competitors are located in the United States as well as around the world. We will attempt to compete by establishing strategic partners or alliances with pharmaceutical companies, academic institutions, biotechnology companies, and clinical diagnostic laboratories, which will enter into joint ventures, emphasizing that the drugs RPI-MN and RPI-78M possess the following properties:

•	They lack measurable toxicity but are still capable of attaching to and affecting the target site on the nerve cells. This means that patients cannot overdose.
•	They display no significant adverse side effects following years of investigations in humans and animals.
•	The products are stable and resistant to heat, which gives the drug a long shelf life. The drugs’ stability has been determined to be over 4 years at room temperature.

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

Designer Diagnostics

Designer Diagnostics developed diagnostic test kits designed to be used for the rapid identification of infectious diseases, such as Nontuberculous Mycobacteria (NTM). Currently, these test kits are being tested by National Jewish Hospital in Denver, Colorado. We will reassess our business plan with respect to Designer Diagnostics upon completion of testing at National Jewish Hospital. This process of validation has been ongoing since 2007. While these outside tests have proceeded, the Company has focused on our drugs and has not continued any activity in the Designer Diagnostics division since June, 2011. As results become available through the validation process and funding becomes available, we will revisit the technology and may re-engage our efforts in Designer Diagnostics.

Nanologix

On January 24, 2006, we entered into an agreement with NanoLogix whereby we exchanged our holding of NanoLogix common stock for the intellectual property pertaining to the manufacture of test kits for the rapid isolation, detection and antibiotic sensitivity testing of certain microbacteria. Designer Diagnostics owns 11 issued patents and has licensing rights to 18 issued patents related to the rapid isolation, growth, identification and antibiotic sensitivity of disease causing pathogens such as Tuberculosis ("TB") and Mycobacterium avium-intracellulare ("MAI"). The patented technologies are related to a technique known as "paraffin baiting". The researchers discovered that certain grades of paraffin wax, when used in conjunction with a microscope slide, and combined with a nutrient broth, provides for the rapid isolation, growth and identification of various disease causing pathogens. Designer Diagnostics marketed a diagnostic test kit based on this technology in 2006 and 2007.

Bio-Therapeutics, Inc.

On October 3, 2003, we entered into a non-assignable license agreement between Bio-Therapeutics, Inc. and us, which was then amended to make the license agreement assignable. This agreement was in settlement of a lawsuit that we filed against Bio-Therapeutics alleging that Bio-Therapeutics owed us $850,000 in connection with a merger agreement between Bio-Therapeutics and us that was cancelled.

The 2003 license agreement provides that for a non-exclusive license to certain intellectual property of Bio-Therapeutics, Inc., which consists of the following two distinct technology platforms:

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

ReceptoPharm Patents

ReceptoPharm has three issued and several patents pending with the United States Patent and Trademark Office. These patents include:

U.S. Patent No. 8,034,777, Modified Anticholinergic Neurotoxins as Modulators of the Autoimmune Reaction was granted in October 2011with 7 claims. The patent describes a method of treatment of a human patient suffering from Multiple Sclerosis comprising the administration of a disease-mitigating amount of a composition consisting of detoxified and modified alpha-cobratoxin in a saline solution. This patent is meant to protect and support our work in the production of drugs for the treatment of auto-immune diseases.

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

Patents Assigned to Us by Nanologix, Inc. and Used by Designer Diagnostics

Because we have focused on our drugs, we have not continued any activity in the Designer Diagnostics division since June, 2011. As results become available through the validation process taking place at National Jewish Hospital in Denver and funding becomes available, we may revisit the technology and re-engage our efforts in Designer Diagnostics.

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

We own 11 issued U.S. patents covering technologies related to growing, detecting, identifying, defining antibiotic sensitivity and designing apparatus for the detection of 32 different paraffin-eating microorganisms that were assigned to us by Nanologix, Inc. These patents will be used by our wholly owned subsidiary, Designer Diagnostics, should it again become operational.

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

U.S. Patent No. 5,316,918, Method and apparatus for testing MAI (Mycobacterium Avium Intracellulare) for antimicrobial agent sensitivity was granted in May 1994 with 7 claims. The patent describes an apparatus and method for determining the sensitivity of MAI to different antimicrobial agents and dosages thereof is provided. The apparatus comprises a plurality of test tubes adapted to contain an amount of an antimicrobial agent to be tested and MAI complex organisms to be assayed and a separate paraffin coated slide adapted for placement in each of the test tubes. The growth of the MAI complex organisms on the slide can be used to determine the concentration of the antimicrobial agent necessary to resist MAI complex organism growth on the slide. An associated method is also disclosed. This Patent expired on May 31, 2011.

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

Employees

We employ a total of 3 employees, consisting of: (a) our Chief Executive Officer (b) Our Director of Marketing, and (c) our Interim President of ReceptoPharm. We utilize outside consultants, legal and accounting personnel as necessary and as funding permits.

Report to Security Holders

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports in Washington, D.C. Our filings are also available to the public from commercial document retrieval services and the Internet world wide website maintained by the Securities and Exchange Commission at www.sec.gov. As of the date of this report, we are delinquent in filing this Form 10-K and Forms 10-Q for the quarters ending March 31, 2012 and June 30, 2012.

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

We incurred net losses of $4,397,198 for the 12 months ended December 31, 2011 and $3,061,464 in fiscal 2010.  We anticipate that these losses will continue for the foreseeable future.  We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon our achieving sufficient sales levels of our Cobroxin® and Nyloxin™ products and obtaining adequate financing.  Unless we can begin to generate material revenue, we may not be able to remain in business.  We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have a limited revenue producing history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual losses of $2,301,641 and $3,061,464 and $4,397,198 during the previous fiscal years of operations ending December 31, 2009 and 2010 and 2011 respectively. As a result, at December 31, 2011 we had an accumulated deficit of $34,031,505. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Cobroxin® and Nyloxin™ products.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2011 we had a working capital deficit of $3,953,742. Our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have a negative cash flow from operations of approximately $1.9 million, $1.4 million and $1.9 million for the years ended December 31, 2009, 2010 and 2011, respectively. We have insufficient financial resources to fund our operations.

As of December 31, 2011 we owe $738,993 to our Chief Executive Officer from funds borrowed from him.

On November 10, 2010, we entered into an agreement with Lincoln Park Capital (“LPC”) in which we may direct LPC to purchase up to $10,000,000 worth of our common stock. On November 9, 2010, we received $200,000 related to this transaction in exchange for 1,666,667 shares of common stock and warrants to purchase 1,666,667 additional shares of common stock at an exercise price of $0.15 per share. The Purchase Agreement became effective January 7, 2011. The term of the agreement calls for funding for up to 30 months from the date the agreement is entered into. LPC is not obligated to purchase shares if the price of the stock falls below the “Floor Price” which is $0.06 per share. During the twelve months period ended December 31, 2011, we issued 16,741,774 shares of common stock to LPC under the stock purchase agreement and received proceeds of $1,280,000. Funding is currently unavailable since our stock price has fallen below the “Floor Price” of $0.06 per share.

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

Our Chief Executive Officer has historically funded our operations by providing loans to us. As of December 31, 2011, we owe Mr. Deitsch $738,993. Mr. Deitsch may be unwilling or unable to fund our operations in the future. If we have no other source of funding and we are unable to secure additional loans from Mr. Deitsch, our operations will be negatively affected.

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

We have a history of failed distributors, which has negatively affected our revenues and may continue to do so if we fail to locate a successful distributor.

Due to poor performance, we cancelled our distribution agreement with our Cobroxin distributor, XenaCare in April, 2011. We have not yet found a new distributor for Cobroxin. To date, we have only limited sales of Nyloxin through outside distributors. Most of the current sales are direct from the company or through the www.Nyloxin.com website. If we fail to improve our own marketing and distribution or fail to find a competent outside distributor our operations and financial condition will be negatively affected

If we cannot sell a sufficient volume of our products, we will be unable to continue in business.

To date, sales of Cobroxin® have been limited and inconsistent. During our fourth quarter of 2009, we sold $583,955 of Cobroxin®. During 2010, we sold $864,424, $150,158 and $311,701 of Cobroxin® during the first, second and third quarter, respectively. We had no sale of Cobroxin® during the last quarter of 2010. During 2011 we sold $78,888 of Cobroxin® during the first quarter and $189 during the fourth quarter. We had no sale of Cobroxin® during the second and third quarter of 2011.

To date, sales of Nyloxin™ have been limited and inconsistent. During 2011, we sold $41,386, $6,020, $7,072 and $12,090 of Nyloxin™ during the first, second, third and fourth quarter. If we cannot achieve sufficient sales levels of our Cobroxin® and Nyloxin™ products or we are unable to secure financing our operations will be negatively affected.

We have a limited history of generating revenues on which to evaluate our potential for future success and to determine if we will be able to execute our business plan; accordingly, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our total sales of Cobroxin® from November 2009 until December 31, 2011 are $1,989,314. We have no sale of Cobroxin® during the second and third quarter of 2011. Our total sales of Nyloxin™ from January 1, 2011 to December 31, 2011 are $66,568. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company. These risks include:

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

Our intellectual property, including patents, is our key asset. We currently have 21 patents that we either own or have the rights to from third parties. 16 of these patents have been approved and 5 are pending. Competitors may be able to design around our patents for our Cobroxin® and Nyloxin™ products and compete effectively with us.  The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial.  We cannot assure you that:

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

Our common stock trades on the OTC Pink Sheet, which is not a liquid market. Our stock has been designated as OTC Pink Limited Information because the Company has failed to file its current year annual report, Form 10-K by the due date May 17, 2012. There is currently only a limited public market for our common stock.  We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock on the Pink Sheet has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules.  This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Because the majority of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of September 30, 2012, we had 389,077,943 outstanding shares that were subject to the limitations of Rule 144 under the Securities Act of 1933.  In general, Rule 144 provides that any our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings.  After one year, a non-affiliate may sell without any restrictions.

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

On November 10, 2010, we entered into an agreement with Lincoln Park Capital (“LPC”) in which we may direct LPC to purchase up to $10,000,000 worth of Nutra Pharma common stock. On November 9, 2010, we received $200,000 related to this transaction in exchange for 1,666,667 shares of common stock and warrants to purchase 1,666,667 additional shares of common stock at an exercise price of $0.15 per share. The Purchase Agreement became effective January 7, 2011. The term of the agreement calls for funding for up to 30 months from the date the agreement is entered into. LPC is not obligated to purchase shares if the price of the stock falls below the “Floor Price” which is $0.06 per share. During the twelve months period ended December 31, 2011, we issued 16,741,774 shares of common stock to LPC under the stock purchase agreement and received proceeds of $1,280,000. Funding is currently unavailable since our stock price has fallen below the “Floor Price” of $0.06 per share.

The extent we rely on LPC as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. Specifically, LPC shall not have the right or the obligation to purchase any shares of our common stock on any business days that the market price of our common stock is less than $0.06. Funding is currently unavailable since our stock price has fallen below the “Floor Price” of $0.06 per share. If obtaining sufficient funding from LPC were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $10,000,000 worth under the common stock purchase agreement to LPC, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of February 1, 2010, we lease approximately 3,235 square feet at 2776 University Drive, Coral Springs, Florida. Our offices are comprised of a reception area, conference room, and 5 offices. Our offices are adequate for our current needs. Our lease term is for a period of 3 years with renewable lease options to extend the lease term. We pay monthly rent of $9,093 for the current year 2012.

Since May 13, 2004, ReceptoPharm has leased their office space at 1537 NW 65th Avenue, Plantation, Florida for three consecutive two-year terms. ReceptoPharm's 5,500 square foot facilities include a reception area, conference room and five offices, a warehouse and a laboratory. On May 10, 2010 ReceptoPharm renewed the lease with Shelter Developers of America (“Shelter”) for the last two-year term beginning on June 1, 2010 and ending May 31, 2012. On June 7, 2012 Shelter enforced a Writ of Possession against ReceptoPharm as a result of ReceptoPharm’s failure to pay its obligations under the lease agreement dated May 10, 2010. On July 9, 2012, we issued a bank draft in the amount of $38,934.90 in satisfaction of all amounts owed under the lease, including legal fees. On July 9, 2012 ReceptoPharm entered into a new lease agreement for a five year period beginning on August 1, 2012. The lease calls for monthly payments for year 1 in the amount of $5,617, which includes base rent, common area expenses, real estate taxes and insurance.

 Item 3. Legal Proceedings

OTC: BB Delinquency Notification

On May 7, 2012, our securities were removed from quotation on the OTC Bulletin Board (“OTCBB”) as a result of our failure to file its annual report, Form 10-K, by the due date of May 17, 2012, which includes the 30-day grace period allowed. We are also delinquent in the filing of its first quarter 10-Q report for the three months ended March 31, 2012, which was due on May 22, 2012, including the 5-day extension. Pursuant to National Association of Securities Dealers (“NASD”) Rule 6530, OTCBB issuers that are cited for filing delinquency three times in a 24-month period and those removed for failure to file two times in a 24-month period will be ineligible for quotation by an NASD member and shall not be eligible for quotation until the issuer has timely filed in a complete form all required annual and quarterly reports due in a one-year period.

Federal Tax Liens – State of Florida

On December 19, 2011 the Internal Revenue Service filed a Notice of Federal Tax Lien with the State of Florida in the amount of $30,267.12 representing the unpaid balance of payroll taxes for the first quarter ending March 31, 2011. On February 1, 2012 the Internal Revenue Service filed a Notice of Federal Tax Lien with the State of Florida in the amount of $56,228.31 representing the unpaid balance of payroll taxes for the second quarter ending June 30, 2011 and third quarter ending September 30, 2011. On June 26, 2012 the Internal Revenue Service filed a Notice of Federal Tax Lien with the State of Florida in the amount of $16,505.87 representing the unpaid balance of payroll taxes for the fourth quarter ending December 31, 2011.

The total amount of the above federal liens filed by the Internal Revenue Service against us was $103,001.

As of October 18, 2012, the total amount due to the IRS has been paid, and accordingly the related liens and levies have been released.

Internal Revenue Service Notice of Levy – HSBC Bank USA, N.A.

We maintain an operating bank account with HSBC Bank USA, N.A. On June 15, 2012, we were notified by HSBC Bank USA, N.A. that it had been served a Notice of Levy by the Internal Revenue Service against our account in the amount of $69,831, representing the balance due of unpaid payroll taxes for the tax periods ending March 31, June 30 and September 30 of 2011. As of October 18, 2012, the levy has been released.

Internal Revenue Service Notice of Levy – Wells Fargo Bank

We maintain an operating bank account with Wells Fargo Bank. On June 13, 2012 the Company was notified by Wells Fargo Bank that it had been served a Notice of Levy by the Internal Revenue Service against our account in the amount of $69,826, representing the balance due of unpaid payroll taxes for the tax periods ending March 31, June 30 and September 30 of 2011. As of October 18, 2012, the related levy has been released.

Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc.

On August 18, 2006, ReceptoPharm was named as a defendant in Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.: 18247/06 (New York Supreme Court, Queens County). The original proceeding claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and shareholder and several corporations that she claims to own, the sum of $118,928.15 plus interest and counsel fees on a series promissory notes that were allegedly executed in 2001 and 2002. On August 23, 2007, the Queens County New York Supreme Court issued a decision denying Plaintiffs motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes. On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims seeking damages of no less than $768,506 on their claims that in or about June 2004 ReceptoPharm breached its fiduciary duty to the Plaintiffs as shareholders of ReceptoPharm by wrongfully canceling certain of their purported ReceptoPharm share certificates. In late 2010, Plaintiffs further amended their complaint alleging that ReceptoPharm violated Plaintiffs contractual and statutory rights by cancelling and additional 1,214,800 share certificates and failing to permit the Plaintiffs to exercise dissenting shareholder rights with respect to those share certificates. The damages associated with the Plaintiff’s claims could rise as the result of increases in our share price as the Receptopharm shares may be convertible into our common shares. The potential exposure may exceed $10,000,000 if the Plaintiffs are successful with all of their claims.

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes. Plaintiffs have moved for partial summary judgment on their claims regarding the additional 1,214,800 shares, but not on their claims regarding the alleged promissory notes or the 1,750,000 alleged shares. In August of 2011, the Plaintiff's motion was partially granted. In September 2012, ReceptoPharm's attorneys filed a Motion to be removed as counsel. Their motion is currently being considered. ReceptoPharm is seeking new counsel to oppose the partial summary judgment. We intend to vigorously contest this matter.

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

Mr. Deitsch and we then removed the action to the United States District Court, Northern District of Georgia, Civil Action No. 11-CV-01663-ODE. After removal, LPR amended the Complaint to assert that Nutra Pharma Corp. and Mr. Deitsch were the alter egos of the alleged other companies through whom the subject orders were placed and therefore should be considered one and the same. Mr. Deitsch and we moved to dismiss the Complaint on several grounds including statute of frauds, failure to state a claim, and jurisdiction (only for Mr. Deitsch). Mr. Deitsch and we believe the suit is without merit.

After June 30, 2011, at LPR's request, the parties mediated the dispute before LPR responded to the Motion To Dismiss. At the mediation, the parties worked out an agreement whereby we would purchase from LPR the components LPR purchased from third parties at an amount slightly less than the principal amount of the suit and on terms acceptable to us. The agreed price was $350,000.00 payable over 7 months in equal $50,000.00 amounts. This agreement was reached by us because it provided tangible value in exchange for the purchase price rather than incurring the expense of litigation, which would likely be substantial and not recouped. While we had counterclaims we could assert, we believe this was a practical resolution. The settlement allowed us to take possession of the components prior to full payment and, in exchange, provided security to LPR in the form of our stock valued at $400,000 at the time of issuance. The stock can only be sold in event of a default of the payment schedule. The litigation was dismissed in August of 2011. We made the August, September and November payments (totaling $150,000) in a timely fashion. We were late for the payment due October 15, 2011 and requested an accommodation from LPR, eventually paying an extra $5,000 towards that payment. At December 31, 2011, we had made total payments of $205,000 with an additional $150,000 owed. In order to allow us to skip the December payment, LPR agreed to another accommodation whereby we would pay both the December and January payment with an additional $10,000 on or before January 16, 2012. We were unable to make this payment and on January 26, 2012 signed an amended payment schedule adding an additional $15,000 for a total of $175,000 owed. Our CEO, Rik Deitsch, added additional collateral stock in a separate company that he held personally. $25,000 was paid in January, with subsequent payments of $30,000 due monthly on the 15th of March through the 15th of July, 2012. We failed to make the March payment and was subsequently called in default of the Agreement. Under the original agreement, if we are in default of the agreement, LPR has the right to sell shares of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 representing the new total cash amount due to LPR by the Company.

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. Once satisfied, LPR will return all of our collateral shares currently held by LPR's attorney. We are currently negotiating with Southridge Partners to arrange a settlement of the debt.

Laurence N. Raymond v. Receptopharm, Inc. et al.

On December 30, 2011 Laurence N. Raymond ("Raymond") brought the case against Receptopharm, Inc. ("Receptopharm") and Nutra Pharma to recover approximately $300,000 that was allegedly either loaned to Receptopharm or owing to Raymond pursuant to an oral employment agreement. The Complaint alleges that we are jointly liable for Raymond's damages because Receptopharm was allegedly merged into us. The parties have engaged in settlement discussions.

Paul F. Reid v, Harold H. Rumph et al.

On December 28, 2011 Paul F. Reid ("Reid") brought the case against Harold H. Rumph ("Rumph"), Receptopharm, and us to recover approximately $330,000 that was allegedly either loaned to Receptopharm or owing to Reid pursuant to an oral employment agreement, The Complaint alleges that we are jointly liable for Reid's damages because Receptopharm was allegedly merged into us. We have answered the Complaint and specifically denied the validity of several promissory notes forming the basis of Reid's damages. Additionally, we have answered that Reid may have a claim for approximately $140,000, but any amounts above that are not supported by the record. The parties have engaged in limited discovery to date, including the June 2012 deposition of Rumph. We will vigorously defend against this action and, in so doing, will attempt to settle this case favorably.

Dustin Travers v, XenaCare Holdings, Inc., et al.

On March 7, 2012 XenaCare Holdings and Nutra Pharma were named as Defendants in the proposed Class Action filed in the Superior Court of California. Travers alleges that the marketing of the Homeopathic drug, Cobroxin included false and misleading statements regarding the product's efficacy for the relief of chronic pain. Most of the suit is a diatribe against the entire concept of homeopathy and states, incorrectly, that cobra venom has never been proven scientifically as a pain reliever. On August 10, 2012 the parties reached a settlement whereby the suit would be dismissed against us in return for $16,500 payable in 6 monthly payments of $2,750 beginning on August 20, 2012 with the last payment due on January 20, 2013. As part of the settlement, we will also make certain label changes to the Cobroxin packaging that better explain the product as a Homeopathic drug. We were dismissed as a Defendant with prejudice on August 14, 2012.

Involuntary Petition of Bankruptcy

On August 31, 2012, former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners are claiming a total of $990,927 due them in the form of accrued wages and a Note. On October 12, 2012 the Plaintiffs filed an amended Petition, in effect lowering their claims to $816,662. We believe that the petition is frivolous and that their claims lack merit. We will vigorously defend against this action.

Shelter Developers of America vs. ReceptoPharm, Inc.

On June 7, 2012 Shelter Developers of America enforced a Writ of Possession against ReceptoPharm as a result of ReceptoPharm’s failure to pay its obligations under the lease agreement dated May 10, 2010 between ReceptoPharm and Shelter Developers of America. On July 9, 2012 the Company issued a bank draft in the amount of $38,934.90 in satisfaction of all amounts owed under the lease, including legal fees. On July 9, 2012 ReceptoPharm entered into a new lease agreement with Shelter Developers of America for a five year period beginning on August 1, 2012. The lease calls for payments for year 1 in the amount of $5,616.87.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the over-the-counter (“OTC”) Pink Market under the trading symbol "NPHC". Our common stock has been designated OTC Pink Limited Information as a result of being delinquent in filing its annual report, Form 10-K, with the Securities and Exchange Commission due on May 17, 2012, including extension and grace period. The following table sets forth the high and low bid prices for each quarter within the last two fiscal years.

	2010 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.67	$0.30
Second Quarter	$0.43	$0.18
Third Quarter	$0.26	$0.14
Fourth Quarter	$0.17	$0.08

	2011 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.179	$0.0716
Second Quarter	$0.108	$0.0672
Third Quarter	$0.0875	$0.05
Fourth Quarter	$0.0625	$0.024

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

Holders

As of October 19, 2012, based upon records obtained from our transfer agent, there were 279 holders of record of our common stock. Our transfer agent records does not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

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

Equity Compensation Plans

Securities authorized per issuance under Equity Compensation Plans as of December 31, 2011 are as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	N/A

Equity compensation plans not approved by security holders	0	$0.10	3,040,714
Total	0	$0.10	3,040,714

The figures contained in the above chart are composed of our 2003 and 2007 Employee /Consultant Stock Compensation Plans and two (2) option agreements we have with a corporate entity and our former Chairman of the Board/Executive Chairman, as follows:

2003 Plan

On December 3, 2003, our Board of Directors approved the Employee/Consultant Stock Compensation Plan (the "2003 Plan").  The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock.  The maximum number of shares of common stock that may be issued under the 2003 Plan is 2,500,000. As of December 31, 2011, we had issued a total of 2,495,000 shares under the 2003 Plan.

2007 Plan

On June 6, 2007, our Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the "2007 Plan").  The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock.  The maximum number of shares of common stock that may be issued under the 2007 Plan is 25,000,000.  On July 27, 2011, we issued 5,714,236 shares to be placed in escrow under a settlement agreement with Liquid Packaging Resources, Inc. dated August 2, 2011. As of December 31, 2011, we had issued a total of 21,964,286 shares under the 2007 Plan.

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

Recent Sales of Unregistered Securities

Exercise of Common Stock Warrants

During the second quarter of 2010, we sold 3,000,000 shares of common stock to investors at a warrant exercise price of $0.10 per share and received proceeds of $300,000. These shares were sold pursuant to warrant agreements.

Common Stock Purchase Agreement

On November 8, 2010, we signed a common stock purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”). The Purchase Agreement, which has a term of 30 months, provides for future funding of up to $10,000,000 from sales of our common stock to LPC on a when and if needed basis at our discretion upon satisfaction of certain conditions per the Purchase Agreement. We generally we have the right to direct LPC to purchase up to an additional $9,800,000 of our common stock in amounts up to $40,000 as often as every two business days under certain conditions. We can also accelerate the amount of our stock to be purchased under certain circumstances. LPC is not obligated to purchase shares if the price of the stock falls below the “Floor Price” which is $0.06 per share. Funding is currently unavailable since our stock price has fallen below the “Floor Price” of $0.06 per share. The purchase price of the shares will be based on the market prices of our shares at the time of sale as computed under the Purchase Agreement without any fixed discount. We may at any time in our sole discretion terminate the Purchase Agreement without fee, penalty or cost upon one business day’s notice.

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

Concurrently with entering into the Purchase Agreement, we entered into a registration rights agreement with LPC. Under the registration rights agreement, we agreed to file a registration statement with the SEC covering 62,000,000 shares issued or to be issued as follows: 1,666,667 purchase shares issued; 1,666,667 shares issuable to LPC under the warrant; 400,000 initial commitment shares issued to LPC; 55,666,666 purchase shares issuable to LPC under the Purchase Agreement; and 2,600,000 additional commitment shares to be issued pro rata to LPC. We filed a registration statement on Form S-1 dated December 14, 2010, and on January 7, 2011 the filing became effective.

During the year ended December 31, 2011, we issued 16,731,774 shares of common stock to LPC under the stock purchase agreement and received proceeds of $1,280,000.

Private Placements of Common Stock

In June 2011, we sold an aggregate of 1,500,000 shares of restricted common stock to two investors at a price per share of $0.05 and received proceeds of $75,000.

In July 2011, we an aggregate of 1,690,000 shares of restricted common stock to eight investors at a price per share of $0.05 and received proceeds of $84,500.

In the third quarter 2011, we sold an aggregate of 4,760,000 shares of restricted common stock to six investors at a price of $0.025 per share and received $111,000 in cash and a subscription receivable for $8,000 (collected in the first quarter of 2012). The investors also received a total of 1,940,000 warrants to purchase common stock at an exercise price of $0.10 per share. 940,000 of the warrants expire on December 31, 2013 and 1,000,000 warrants expire on December 31, 2014.

Common Stock Issued for Services

On February 26, 2010, we issued 2,500,000 shares valued at $1,275,000 to a consultant for services rendered from March 1, 2010 to February 28, 2011. Of this total 2,000,000 shares were restricted and 500,000 shares were free-trading pursuant to our S-8 Registration Statement. The shares were valued at $0.51 per share, which was the fair market value of our common stock on February 26, 2010.

In addition in 2010, we issued an aggregate of 2,100,000 shares of common stock in exchange for services rendered. These shares were valued at their fair market value of $316,500 based on the trading price of our common shares.

In March 2011, we issued the following shares for services, which were valued at $0.13 per share, representing the fair market value of such stock at that time:

4,000,000 shares of restricted common stock to a consultant for services to be rendered beginning March 21, 2011. We recorded all of the expense in 2011 as services were rendered.

200,000 shares of restricted common stock to a consultant for services to be rendered. All of the expense was recorded in 2011 as services were rendered.

In April 2011, we issued 250,000 shares of restricted common stock to Undiscovered Equities, a consultant for investor and public relations services. The agreement was for one year. Three additional tranches of 250,000 shares of restricted common stock were earned and issued on July 11, 2011, October 11, 2011 and January 11, 2012. All of these shares of were valued at $0.07 per share, which was the fair market value of our common stock on April 11, 2011, the date of the agreement.

On July 25, 2011, we signed an agreement for investor relations’ services with DRC Partners, LLC. The contract was on a month to month basis and called for monthly payments of $5,000 in cash and 100,000 shares of restricted stock on the first day of each month of service, beginning August 1, 2011. We issued 100,000 shares of restricted common stock on August 22, 2011. The shares were valued at $0.06 per share, which was the fair market value of the our common stock on the date of issuance. We did not issue additional shares under this contract. We entered into a separate agreement in January of 2012 for the settlement of the outstanding shares owed to DRC Partners, LLC.

On July 27, 2011, we signed an agreement for investor relations with Synergy Financial, LLC. The contract was initially for a three months term beginning August 1, 2011 and was renewable by us for an additional three months period. The agreement called for a monthly payment for each of the first three months of $5,000 beginning on August 1, 2011 plus the issuance of 300,000 shares of our restricted common stock on the signing of the agreement. The shares were valued at $0.06 per share, which was the fair market value of the Company’s common stock on the date of issuance. On October 15, 2011, we signed a contract extension agreeing to extend the original contract for an additional three months under the same terms (i.e. for $5,000 monthly plus 300,000 shares of our restricted common stock). The shares were issued on January 12, 2012. On February 8, 2012, we further extended the Agreement for an additional 3 months beginning on February 9, 2012 and continuing until May 9, 2012. The new extension required the Company to pay Synergy Financial 500,000 shares of NPHC restricted common stock. On March 23, 2012 both parties agreed that we would issue Synergy Financial 1 million shares of our restricted common stock in lieu of $10,000 cash ($5,000 that was due on November 1, 2011 and $5K that was due on December 1, 2011). Both parties agree that all monthly compensation included in the contact dated on July 27, 2011 and all additional contract extensions have been satisfied in full.

On October 4, 2011, we issued 200,000 shares of restricted common stock to a consultant as a success fee for obtaining financing in our favor. The shares were valued at $0.06 per share, which was the fair market value of our common stock on the date of issuance.

On December 20, 2011, we entered into an agreement for investor relations’ services with a consultant. The contract was for a six months term and called as compensation the issuance of 1,000,000 shares of restricted common stock payable in four tranches of 250,000 each as follows: (I) January 10, 2012 (II) February 10, 2012 (III) March 10, 2012 (IV) April 10, 2012. The shares were valued and charged to operations on the dates they were issued. At each issuance date, the fair market value of the shares was adjusted to the actual price.

Common Stock Held in Escrow

On July 27, 2011, we issued 5,714,286 shares of free trading common stock in certificate form which is held in escrow as security under an agreement reached with Liquid Packaging Resources, Inc. (“LPR”) on August 2, 2011.

Common Stock Issued for Debt

On October 3, 2011, our President and CEO, Rik Deitsch sold $300,000 of the debt we owed him to Structured Management. On October 31, 2011, we issued 10,000,000 shares to Structured Management as consideration for this debt. The shares were valued at $0.06, which was the fair market value of the Company’s common stock on the date of the contract.

Item 6. Selected Financial Data

As a Smaller Reporting Company, we are not required to provide information required by Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements.

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to the ability to continue as going concern, legal proceedings, the recoverability of inventory, long-lived assets, the fair value of stock-based compensation and the fair value of warrant liabilities are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, or various assumptions that are believed to be reasonable under the circumstances and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) other materially different estimates could have been reasonably made or material changes in the estimates are reasonably likely to occur from period to period. Our critical accounting estimates include the following:

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

Inventory Obsolescence:  Inventories are valued at the lower of average cost or market value.  We periodically perform an evaluation of inventory for excess, impairments and obsolete items.  At December 31, 2011, our inventory consisted entirely of raw materials that are utilized in the manufacturing of finished goods.  These raw materials generally have expiration dates in excess of 10 years.

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

Derivative Financial Instrument: We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based simple derivative financial instruments, we use the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. For complex embedded derivatives, we use a Dilution-Adjusted Black-Scholes method to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Share-Based Compensation:  We record share-based compensation in accordance with FASB ASC 718, Stock Compensation.  FASB ASC 718 requires that the cost resulting from all share-based transactions are recorded in the financial statements over the respective service periods.  It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees.  FASB ASC 718 also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Accomplishments During 2011

On November 30, 2011, we announced our publication of our study outlining the mechanism of action of Alpha-Cobratoxin the in the treatment of pain.

On October 19, 2011, we announced that our wholly owned subsidiary, ReceptoPharm, received approval from the United States Patent and Trademark Office for its patent describing the composition of matter and the use of neurotoxins for the treatment of Multiple Sclerosis.

On March 14, 2011, we announced that we received a patent by the United States Patent and Trademark Office for the composition of matter and the use of cobratoxin, a component of cobra venom, for the treatment of pain.

On February 1, 2011, we announced the publication of a review article on cobra venom and its uses as an analgesic as authored by our now former Chief Executive Officer of ReceptoPharm, our wholly owned subsidiary.

Results of Operations

Status of Operations

Due to our poor cash position, lack of significant sales and inability to obtain financing, we have been unable to fully fund our operations since October, 2011. This has included salaries for Nutra Pharma and ReceptoPharm employees. Paul Reid, PhD resigned as ReceptoPharm’s Chief Executive Officer in November 2011. Since that time our Director, Harold Rumph, has filled the role in handling  ReceptoPharm's day-to-day operations, which presently are limited to accepting venom samples for validation, maintaining records for quality control, quality assurance and administrative duties consisting of paying ReceptoPharms bills. As noted in previous filings, we have been unable to proceed with ReceptoPharm’s studies since June, 2010; therefore, until we receive adequate financing or increased sales revenue, we have placed our drug development activities on hold and will focus all of our efforts on promoting our products that are already available in the marketplace.

We estimate that we will require approximately $600,000 to fund our existing operations and the operations of our subsidiaries ReceptoPharm and Designer Diagnostics over the next twelve months.  These costs include: (i) compensation for three (3) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

We began generating revenues from the sale of Cobroxin® in the fourth quarter of 2009 and from the sale of Nyloxin™ and Nyloxin™ Extra Strength in January of 2011.  Sales have been limited and inconsistent. Our ability to meet our future operating expenses is highly dependent on the amount of such future revenues.  To the extent that future revenues from the sale of Cobroxin® and Nyloxin™ are insufficient to cover our operating expenses we may need to raise additional equity capital, which could result in substantial dilution to existing shareholders.  There can be no assurance that we will be able to raise sufficient equity capital to fund our working capital requirements on terms acceptable to us, or at all.  We may also seek additional loans from our officers and directors; however, there can be no assurance that we will be successful in securing such additional loans.

Comparison of Years Ended December 31, 2011 and 2010

Sales for the year ended December 31, 2011 were $159,599 compared to $1,432,056 for the comparable period in 2010.  Of the total sales in 2011, $145,644 was related to product sales, which is after an allowance of $503,958 for Nyloxin™ sold during 2011 and returned in 2012.  The remaining sales of $13,955 for 2011 were generated from clinical research services to independent third parties provided by ReceptoPharm, wholly owned subsidiary. Of the total sales in 2010, $1,326,283 was related to sales of Cobroxin®. The remaining $105,783 was generated from the provision of clinical research services to independent third parties. These clinical research services were performed by our wholly owned subsidiary, ReceptoPharm.

Cost of sales for the year ended December 31, 2011 was $879,587.  Cost of sales includes the direct costs associated with manufacturing. This cost also includes the write offs of obsolete components held in inventory in the amount of $426,399, a write-down of finished goods inventory of $139,743 and a write-down of venom of $103,320. Cost of sales for the year ended December 31, 2010 was $616,612.

General and administrative expenses decreased $906,623 or 23% from $3,945,818 for the year ended December 31, 2010 to $3,039,795 for the year ended December 31, 2011.  Our general and administrative expenses include stock based compensation, which decreased $524,833 or 38% from $1,379,000 for the year ended December 31, 2010 to $854,167 for the year ended December 31, 2011. The remaining decrease in general and administrative expenses is attributable to overall decrease in payroll, marketing and promotional expenses, consulting and legal fees.

Research and development expenses incurred by ReceptoPharm decreased $100,921 or 52.6% from $191,786 for the year ended December 31, 2010 to $90,865 for the year ended December 31, 2011.  Our research expenses are related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound, RPI-78.  Also included in research and development expenses are certain costs related to the commercialization of our Cobroxin® products as well as development expenses related to the breeding of cobra snakes for the production of cobra venom.

Interest expense increased $349,755 or 470.8% from $74,283 for the year ended December 31, 2010 to $424,038 for the comparable period in 2011.  This increase was attributable to an increase in new short term loans and a $300,000 expense for the fair value of shares issued in excess of the debt they were exchanged for.

We incurred a net loss of $4,397,198 for the year ended December 31, 2011 compared to a net loss of $3,061,464 for the comparable period in 2010.  The increase in net loss of $1,335,734 or 43.6% is primarily attributable to an overall decrease in sales, write-off of certain inventory and increase in interest expense offset by a decrease in other costs and expenses including stock based compensation.

Liquidity and Capital Resources

During December 31, 2009, 2010 and 2011, respectively, we have negative cash from operations of approximately $1.9 million, $1.4 million and $1.9 million. Our lack of cash, significant losses and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  For the years ended December 31, 2011 and December 31, 2010, we have experienced significant losses totaling $4,397,198 and $3,061,464 and had an accumulated deficit of $34,031,505 for the period from our inception to December 31, 2011.  In addition, we had working capital and stockholders’ deficits at December 31, 2011 of $3,953,742 and $3,911,445, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

As of December 31, 2011, we had $0 in cash and as of September 30, 2012, we had approximately $9,000 in cash and we owed approximately $600,000 in vendor payables. We currently do not have sufficient cash to sustain our operations for the next month and will require additional financing in order to execute our operating plan and continue as a going concern.  Our plan is to attempt to secure adequate funding to bridge the commercialization of our Cobroxin and Nyloxin products.  We cannot predict whether additional financing will be in the form of equity, debt, or another form and we may be unable  to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

Historically, we have relied upon loans from our Chief Executive Officer Rik Deitsch, to fund costs associated with our operations.  These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand.  During the year ended December 31, 2011, we borrowed a total of $702,220 from Mr. Deitsch and repaid a total of $803,749 to him. In addition Mr. Deitsch sold $300,000 of the Company’s debt in a private transaction.

In addition, during the year ended December 31, 2011, we raised an additional $2,016,000 of which $1,350,500 was received through the sale of restricted stock, $665,500 through the issuance of short-term notes.

On November 10, 2010, we entered into an agreement with Lincoln Park Capital in which we may direct LPC to purchase up to $10,000,000 worth of Nutra Pharma common stock. On November 9, 2010, we received $200,000 related to this transaction in exchange for 1,666,667 shares of common stock and warrants to purchase 1,666,667 additional shares of common stock at an exercise price of $0.15 per share. The Purchase Agreement became effective January 7, 2011. The term of the agreement calls for funding for up to 30 months from the date the agreement is entered into. LPC is not obligated to purchase shares if the price of the stock falls below the “Floor Price” which is $0.06 per share. During the twelve months period ended December 31, 2011, we issued 16,731,774 shares of common stock to LPC under the stock purchase agreement and received proceeds of $1,280,000 (included in the totals above). Funding is currently unavailable since our stock price has fallen below the “Floor Price” of $0.06 per share.

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

Item 8. Financial Statements and Supplementary Data

The information required by this item begins on page F-1 and is attached hereto and incorporated herein by reference. The index to our annual financial statements as of and for the years ended December 31, 2011 and 2010 can be found under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2011, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2011, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2011. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011, our management concluded that its material weaknesses in its internal controls over financial reporting include matters pertaining to: (a) lack of separation of function in the roles of a Chief Executive Officer and Chief Financial Officer; and (b) the need to enhance the supervision, monitoring and reviewing of financial statement preparation processes.

We have taken the following initial steps and will continue to take more steps to strengthen our internal controls over financial reporting, to evaluate and to remedy deficiencies and to test these internal controls on an ongoing basis.

.	On March 9, 2012, we appointed Bruno Sartori as our Chief Financial Officer, replacing Rik Deitsch. Mr. Sartori is 56 years of age. From August 2010 to March 6, 2012, Mr. Sartori acted as our full-time consultant regarding accounting matters.

The Board approved the Audit Committee Charter on March 14, 2012 to improve oversight of the organization’s audit and control functions and strengthen the accounting controls and procedures.

On September 6, 2012, our Board of Directors unanimously approved the immediate removal of Bruno Sartori as our Chief Financial Officer. Mr. Sartori was terminated upon the recommendation of our Audit Committee. There were no compensatory or severance arrangements in connection with Mr. Sartori’s removal.

On September 6, 2012, our Board of Directors unanimously approved the appointment of Rik Deitsch, our Chief Executive Officer since November 2002, as our Chief Financial Officer. Mr. Deitsch’s appointment as our Chief Financial Officer has not and will not result in any material changes to his compensation. We recognize this does not remediate the lack of separation of functions.

We will be interviewing other candidates to assume the Chief Financial Officer position to separate the functions of our Chief Executive Officer and Chief Financial Officer and in connection with our effort to improve our internal controls.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 and concluded that it is ineffective because of the material weaknesses in our internal control over financial reporting described above.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In conjunction with Item 9A above (Evaluation of Internal Controls over Financial Reporting) and following our management’ assessment and conclusion that our internal control over financial reporting as of December 31, 2011 is ineffective, because of the material weaknesses described above, our Board approved the election of Bruno Sartori as Chief Financial Officer. Pursuant to the termination of Mr. Sartori, we are actively seeking a new Chief Financial Officer.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Paul Reid, PhD resigned as ReceptoPharm’s Chief Executive Officer in November 2011. Since that time our Director, Harold Rumph, has filled the role in running ReceptoPharm operations.

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

Listed below are our executive officers and directors as of December 31, 2011

Name	Age	Position with the Company	Director Since
Rik J. Deitsch	44	Chairman, President and Chief Executive Officer*	2002

Stewart Lonky, M.D.	65	Director (1)	2004

Harold H. Rumph	81	Director	April 2008

Garry R. Pottruck	56	Director (1)	July 2009

(1)	Dr. Lonky and Garry R. Pottruck are members of our Audit Committee and Compensation Committee.
*

Rik Deitsch also served as Chief Financial Officer until the appointment of Bruno Sartori in March, 2012 Upon the termination of Mr. Sartori, Mr. Deitsch resumed the role of Chief Financial Officer in September, 2012

Rik J. Deitsch has been our President, Chief Executive Officer and a Director since November 7, 2002 and our Chairman of the Board from December 15, 2003 until June 1, 2005 and from April 1, 2006 to present. Mr. Deitsch served as our Chief Financial Officer from November 2002 until March 2012 and from September 2012 to present. From February 1998 through November 2002, Mr. Deitsch served as the President of NDA Consulting Inc., a biotechnology research group that provided consulting services to the pharmaceutical industry. NDA Consulting specializes in the research of peptides derived from Cone Snail venom and Cobra venom. In October 1999, Mr. Deitsch founded Wellness Industries, a private corporation that provides formulations, research and education in the dietary supplement industry. Research conducted by Rik J Deitsch provided some of the beginning fundamentals for the development of drugs being studied for the treatment of cancer and intractable pain. Mr. Deitsch has prepared several papers and posters on rational drug design using computer simulations. Mr. Deitsch received a B.S. in Chemistry and an M.S. in Biochemistry from Florida Atlantic University in June 1997 and December 1999, respectively. Throughout 1999 and 2000, he conducted research for the Duke University Medical School Comprehensive Cancer Center. Mr. Deitsch has served as an adjunct professor and has taught several courses for Florida Atlantic University's College of Business and Continuing Education Department. Mr. Deitsch also teaches physician CME courses internationally, lecturing on lifestyle choices in the prevention and treatment of chronic disease states. He is the co-author of two books: Are You Age-Wise, a book that reviews current research in healthy aging as it relates to lifestyle choices and supplementation and Invisible Killers, a book that outlines our exposure to environmental toxins. Mr. Deitsch has been the Chairman of Waiora's Scientific Advisory Board since April 2004. Waiora develops and markets natural, science-based dietary supplements and personal care products that provide healthy aging solutions.

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

Harold H. Rumph became our Director on April 10, 2008 when ReceptoPharm became our wholly owned subsidiary. Since November of 2011, Mr. Rumph has acted in the capacity as Interim President of ReceptoPharm. From May 2003 to present, Harold H. Rumph has been the President/Director of ReceptoPharm, Inc., a biotechnology company located in Plantation, Florida. From September 1988 to April 2003, Mr. Rumph was the President/Founder of Project Scheduling Services, Inc., a computerized scheduling services company to the construction industry, located in Pompano Beach, Florida. From 1962 to 1988, Mr. Rumph held managerial, marketing , and other positions with IBM, RCA, Xerox , Harris Corporation and was a founder and President of Biogenix, Inc., a biotechnology company located in Boca Raton, Florida. From 1953 to 1962, Mr. Rumph served on active duty with various responsibilities including Tactical Fighter Pilot and at Headquarters United States Air Force Intelligence with the United States Air Force. In 1953, Mr. Rumph received a Bachelor of Science Degree in Military Science from the United States Naval Academy in Annapolis Maryland.

Garry Pottruck became our Director and Chairman of our Audit and Compensation Committees after our December 31, 2008 year-end, in July 2009. Since January 2011, Mr. Pottruck has been employed as a tax principal at the CPA firm of Blum and Blum. From October 2005 until December 2010, he was a principal in the accounting, tax and consulting firm, Argy, Wiltse & Robinson, PC (“Argy”), headquartered in McLean, Virginia. From July 1997 through October 2005, he was managing partner in the certified public accounting firm, Friedberg & Pottruck, PA, located in Deerfield Beach, Florida until Argy acquired the firm. Friedberg & Pottruck specialized in providing accounting, tax and consulting services to physician practices. Mr. Pottruck held financial executive positions with several companies, both public and private, from 1984 through 1994. Prior to 1984, Mr. Pottruck worked for public accounting firms after graduating with a B.S. Degree in Accounting from the C.W. Post School of Professional Accountancy at Long Island University in 1979. He is currently a member of both the Florida and American Institutes of Certified Public Accounting, and is licensed as a Certified Public Accountant in both Missouri and Florida.

Resignation of Paul Reid as Chief Executive Officer of our wholly owned subsidiary, ReceptoPharm, Inc.

On November 30, 2011, Paul Reid resigned as ReceptoPharm’s Chief Executive Officer. Since that time our Director, Harold Rumph, has filled the role in running ReceptoPharm operations as its Interim President.

Appointment of Bruno Sartori as Chief Financial Officer

On March 9, 2012, we appointed Bruno Sartori as Chief Financial Officer, replacing Rik Deitsch. Mr. Sartori is 56 years of age. From August 2010 to March 6, 2012, Mr. Sartori acted as our full-time consultant regarding accounting matters. From April 1995 to November 2005 and from January 2008 to July 2010, Mr. Sartori operated his own accounting practice. From December 2005 to December 2007, Mr. Sartori was the Chief Financial Officer of Trend USA, Ltd and affiliates, a subsidiary of Trend Group, S.P.A, an international manufacturer, seller and distributor of agglomerates, glass mosaics and tiles. Mr. Sartori has a total of 27 years of accounting experience and has been licensed as a Certified Public Accountant in Florida since October 1985. In May 1983, Mr. Sartori graduated from Florida Atlantic University with an accounting degree.

Removal of Bruno Sartori as our Chief Financial Officer

On September 6, 2012, our Board of Directors unanimously approved the immediate removal of Bruno Sartori as our Chief Financial Officer. Mr. Sartori was terminated upon the recommendation of our Audit Committee. There are no compensatory or severance arrangements in connection with Mr. Sartori’s removal.

Appointment of Rik Deitsch as our Chief Financial Officer

On September 6, 2012, our Board of Directors unanimously approved the appointment of Rik Deitsch, our Chief Executive Officer since November 2002, as our Chief Financial Officer. Mr. Deitsch’s appointment as our Chief Financial Officer has not and will not result in any material changes to his compensation as our Officer.

We will be interviewing other candidates to assume the Chief Financial Officer position to separate the functions of our Chief Executive Officer and Chief Financial Officer and in connection with our effort to improve our internal controls.

 Section 16(a) Compliance of Officers and Directors

As of June 30, 2012, based on our review of Forms 3, 4, 5, and Schedule 13D furnished to us during the last fiscal year, all of our officers and directors filed the required reports.

Corporate Governance

a. Committees

(i) Audit Committee

On November 5, 2004, our Board of Directors established an Audit Committee. An audit committee charter was approved by the Board on March 14, 2012. Mr. Pottruck became the Chairman/Member of the Audit Committee as of July 29, 2009. Dr. Lonky also serves on the Audit Committee. During our 2011 Fiscal Year, our Audit Committee met 2 times in March 2011 in connection with our 2010 Fiscal Year audit, at which time the audit committee reviewed the audited financial statements and related notes. In addition, the audit committee met prior to the filing of each of the 2011 quarterly reports to review such reports. The Audit Committee addresses any questions it has to our Board members and officers, and our principal independent accountants.

(ii) Compensation Committee

On November 5, 2004, our Board of Directors established a Compensation Committee. We do not have a Compensation Committee Charter. Dr. Lonky serves on our Compensation Committee and Mr. Pottruck became our Compensation Committee’s Chairman as of July 29, 2009. During our 2011 fiscal year, our Compensation Committee met 1 time. Our Compensation Committee reviews all salaries, expenses, stock plans, and other compensation paid to our officers, directors, consultants, and others. Our Compensation Committee has not adopted any specific processes or procedures for considering executive and director compensation.

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

c. Board of Director Meetings

We had 7 Board of Directors meetings during our 2011 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d. Annual Shareholder Meetings

We held no annual shareholder meeting during 2011.

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

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rik Deitsch	2011	220,673	—	—	—	—	—	—

Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board	2010	217,692	—		—	—	—	—

David Isserman Chief Marketing Officer *	2010	$120,000

Resigned on December 20, 2010

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2011.

DIRECTOR COMPENSATION

	Fees Earned			Non-Equity	Nonqualified
	or Paid in	Stock	Option	Incentive Plan	Deferred Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)(1)	($)	($)	($)	($)	($)

Rik Deitsch	0	0	0	0	0	0	0

Stewart Lonky	0	0	0	0	0	0	0

Garry Pottruck	0	0	0	0	0	0	0

Harold H. Rumph	0	0	0	0	0	0	0

Director Compensation

There are no standard arrangements to which directors are compensated for services provided to us. Should we obtain adequate funding or sufficient revenues to justify standard arrangements for director compensation, we will consider whether to adopt such a compensation plan.

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2011 to any executive officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of September 30, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 389,077,943 shares issued and outstanding as of September 30, 2012

Security Ownership of Management and Beneficial Owners

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Rik J. Deitsch Chief Executive Officer/President 2776 University Drive Coral Springs, Florida 33065	62,218,334	16%

Dr. Stewart Lonky Director 1158 Chautaqua Boulevard Pacific Palisades, California 90272	7,430,000	2%

Harold Rumph Director 1537 NW 65th Ave Plantation, FL 33313	7,800,000	2%

Garry Pottruck Director 10768 NW 18 Court Coral Springs, Florida 33071	2,550,000	0.7%

All executive officers and directors as a group (4) persons	79,998,334	20.7%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Loans by our Chief Executive Officer

During the year ended December 31, 2010, the Company borrowed an additional $309,700 from Mr. Deitsch and repaid him $407,400, bringing the total amount owed to Mr. Deitsch to $1,099,238 at December 31, 2010.

During the year ended December 31, 2011, we borrowed a total of $702,220 from Mr. Deitsch and repaid a total of $803,749 to him. In addition Mr. Deitsch sold $300,000 of our debt in a private transaction. The balance owed to our President, Rik Deitsch, at December 31, 2011 was $738,993, which includes accrued interest of $297,980. This demand loan is unsecured and bears interest at a rate of 4.0%.

Subsequent to December 31, 2011 we received additional advances from Mr. Deitsch in the amount of $140,434 and repaid Mr. Deitsch $7,978. Mr. Deitsch assigned $175,000 of the debt to Ross DiMaggio on January 2, 2012. The amount owed to Mr. Deitsch as of July 15, 2012 was $710,246, which includes $311,777 of accrued interest.

Debt owed to our Directors

At December 31, 2011, we owed Garry Pottruck, a Director of Nutra Pharma, $254,423. The note is for principal amount of $200,000 with interest calculated at 10% interest for the first month plus 12% per annum calculated after 30 days from funding. The note was issued in the third quarter of 2010 and was expected to be repaid in six months to a year from the date of the loan.

Debt owed to ReceptoPharm’s Former President as of December 31, 2011

In addition, at December 31, 2011, we were indebted to Paul Reid, the former President of our wholly owned subsidiary, ReceptoPharm, in the amount of $111,536. This amount includes accrued interest of $31,709. This loan is due on demand and bears interest at a rate of 5% per annum. The loan is secured by certain intellectual property of ReceptoPharm.

Director Independence

Our common stock is quoted on the OTC Pink Market; that trading medium does not have director independence requirements. Under Item 407(a) of Regulation S-K, we have adopted the definition of independence used by the American Stock Exchange, which may be found in the American Stock Exchange Company guide at (s) 121(A) (2) (2007). This definition states that our Board of Directors must affirmatively determine whether any of our directors have a relationship that would interfere with the exercise of independent judgment in carrying out their responsibilities of a director. Based on this definitional standard, our Board of Directors has determined that none of our Directors are independent.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to us for fiscal years ended December 31, 2011 and 2010 by our current accountants, Kingery & Crouse P.A. were approximately $71,500 and $50,000 for professional services rendered for the audit of our annual financial statements and reviews of our interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.

Tax Fees

No such fees were paid to Kingery & Crouse, P.A. in 2010 or 2011

All Other Fees

No such fees were paid to Kingery & Crouse, P.A. in 2010 or 2011.

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

Dated: November 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch	Chairman of the Board, President, Chief Executive Officer, Principal Financial Officer,	November 9, 2012
Rik J. Deitsch	Principal Accounting Officer

/s/ Garry R. Pottruck	Director	November 9, 2012

/s/ Stewart Lonky	Director	November 9, 2012
Stewart Lonky

/s/ Harold H. Rumph	Director	November 9, 2012
Harold H. Rumph

NUTRA PHARMA CORP.

Consolidated Balance Sheets

As of December 31,

	2011	2010

ASSETS
Current assets:
Cash	$-	$-
Accounts receivable, net of allowances for doubtful accounts of $603,893 and $0, respectively	-	-
Research grant receivable	-	244,479
Subscription receivable	8,000	-
Inventories-net	117,800	253,042
Prepaid expenses and other current assets	32,375	140,081

Total current assets	158,175	637,602

Property and equipment, net	54,509	69,207
Other assets	16,621	46,621

TOTAL ASSETS	$229,305	$753,430

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,098,452	$710,638
Accrued expenses	951,073	949,824
Due to officers	850,529	1,205,382
Other debt	1,211,863	305,000

Total current liabilities	4,111,917	3,170,844

Derivative Warrant Liability	28,833	109,500

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 321,027,909 shaers issued and 315,313,673 shares outstanding at December 31, 2011 and 280,091,899 shares issued and outstanding at December 31, 2010	321,027	280,092
Common shares issuable	139,834	-
Additional paid-in capital	29,659,199	27,039,801
Deferred compensation	-	(212,500)
Accumulated deficit	(34,031,505)	(29,634,307)

Total stockholders' deficit	(3,911,445)	(2,526,914)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$229,305	$753,430

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Operations

Years Ended December 31,

	2011	2010

Net sales	$159,599	$1,432,056

Cost of sales	879,587	616,612
Gross profit(loss)	(719,988)	815,444

Other costs and expenses:

Selling, general and administrative - including stock based compensation of $854,167 and $1,379,000 respectively	3,039,795	3,945,818
Research and development	90,865	191,786
Provision for bad debts	99,935	-
Interest	424,038	74,283
Total other costs and expenses	3,654,633	4,211,887
Loss from Operations	(4,374,621)	(3,396,443)

Other Income (Loss)
Derivative Gain (Loss)	(22,577)	90,500
Research Grant	-	244,479
	(22,577)	334,979
Net Loss	$(4,397,198)	$(3,061,464)

Per share information - basic and diluted:
Loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding	297,730,411	275,145,004

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Cash Flows

Years Ended December 31,

	2011	2010

Cash flows from operating activities:
Net loss	$(4,397,198)	$(3,061,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,058	15,165
Stock-based compensation	854,167	1,379,000
Derivatives (gain) loss	22,577	(90,500)
Non-cash interest expense	359,795	79,937
Changes in operating assets and liabilities:
Decrease (increase) in accounts and research grant receivables	244,479	(4,896)
Decrease (increase) in inventory	135,242	(87,256)
Decrease (increase) in prepaid and other assets	137,706	(154,609)
Increase (decrease) in accounts payable	737,814	606,415
Increase (decrease) in accrued expenses	1,249	(39,965)

Net cash used in operating activities	(1,888,111)	(1,358,173)

Cash flows from investing activities - Acquisition of property and equipment	(1,360)	(72,002)

Cash flows from financing activities:
Common stock sold for cash	1,550,500	500,000
Repayment of officers loans	(803,749)	(407,400)
Loans from officers	702,220	309,700
Proceeds from convertible notes	90,500	-
Proceeds from notes payable	575,000	225,000
Repayments of notes payable	(225,000)	-

Net cash provided by financing activities	1,889,471	627,300

Net (decrease) increase in cash	-	(802,875)
Cash - beginning of period	-	802,875

Cash - end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$64,243	$4,696
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:Transactions
Fair value of warrants issued	$-	$200,000
Note issued in settlement of accounts payable	$350,000
Shares issued to satisfy other debt	$300,000	$-
Increase in ssubscriptins receivable and common stock issuable	$8,000	$-

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Changes in Stockholders' Deficit

			Common
			Shares	Additional
	Common Stock		Issuable	Paid-in	Deferred	Accumulated
	Shares	Par Value	5,310,000 shares	Capital	Compensation	Deficit	Total

Balance - January 1, 2010	270,425,232	$270,426	$-	$25,157,967	$-	$(26,572,843)	$(1,144,450)

Issuance of common stock in exchange for future services - $0.51 per share	2,500,000	2,500	-	1,272,500	(1,275,000)	-	-
Exercise of warrants at $0.10 per share	3,000,000	3,000		297,000	-	-	300,000
Common stock issued under purchase agreement	2,066,667	2,066		197,934	-	-	200,000
Fair value of warrants issued in connection with purchase agreement				(200,000)			(200,000)
Issuance of common stock in exchange for services - $0.09 to $0.32	2,100,000	2,100		314,400	-	-	316,500
Amortizaton of deferred stock based compensation	-	-		-	1,062,500	-	1,062,500
Net loss	-	-		-	-	(3,061,464)	(3,061,464)

Balance - December 31, 2010	280,091,899	280,092	-	27,039,801	(212,500)	(29,634,307)	(2,526,914)

Issuance of common stock in exchange for future services - $0.13 per share	4,200,000	4,200		539,800	(544,000)		-
Issuance of common stock in exchange for services - $0.03 to $0.20 per share	1,100,000	1,100		75,733			76,833
Common stock issued for cash - $0.05 per share	3,190,000	3,190		156,310			159,500
Common stock issued under purchase agreement	16,731,774	16,731		1,263,269			1,280,000
Amortization of deferred stock based compensation					756,500		756,500
Common stock issued in exchange for debt - $0.06 per share	10,000,000	10,000		590,000			600,000
Common stock issuable for services			20,834				20,834
Common stock issuable for cash -$0.025 per share			111,000				111,000
Common stock placed in escrow as security for note payable	5,714,236	5,714		(5,714)			-
Common stock issuable for subscription receivable - $0.025 per share			8,000				8,000
Net loss						(4,397,198)	(4,397,198)

Balance - December 31, 2011	321,027,909	$321,027	$139,834	$29,659,199	$-	$(34,031,505)	$(3,911,445)

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nutra Pharma Corp. ("Nutra Pharma") is a holding company that owns intellectual property and certain subsidiaries engaged in the biotechnology industry. Nutra Pharma incorporated under the laws of the state of California on February 1, 2000, under the original name of Exotic-Bird.com.

Through its wholly-owned subsidiary, ReceptoPharm, Inc. (“ReceptoPharm”), Nutra Pharma conducts drug discovery research and development activities. In October 2009, Nutra Pharma launched its first consumer product called Cobroxin, an over-the-counter pain reliever designed to treat moderate to severe chronic pain. In May 2010, Nutra Pharma launched its second consumer product called Nyloxin, an over-the-counter pain reliever that is a stronger version of Cobroxin and is designed to treat severe chronic pain.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of Nutra Pharma and its wholly-owned subsidiaries Designer Diagnostics Inc. and ReceptoPharm (collectively "the Company", “us”, “we” or “our”). We operate as one reportable segment.

All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern

Our consolidated financial statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced significant losses from operations and have an accumulated deficit of $34,031,505 at December 31, 2011. In addition, we had working capital and stockholders’ deficits at December 31, 2011 of $3,953,742 and $3,911,445, respectively. Finally, at December 31, 2011, we had no cash and we currently do not have sufficient cash to sustain our operations for the next year.

We continue to rely principally on debt and equity funding which has not been sufficient to execute our business plan. To fund our operations, our plan is to increase the current sales of our pain drugs as well as to attempt to secure adequate funding to bridge the commercialization of our Cobroxin and Nyloxin products. However, there can be no assurance that either of such events will come to fruition in which case we would most likely be unable to implement our current plans for expansion, repay our obligations as they become due or continue as a going concern. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate, and in our particular situation because of our significant contingent liabilities (see Note 11) and because our securities have been removed from quotation on the OCT Bulletin Board (see Note 13).

The items discussed above raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expense during the reporting period may be affected by the estimates and assumptions we are required to make. Significant estimates relate to our belief that we will be able to continue as going concern, that inventories and long-lived assets are recoverable, and that that the resolution of certain contingencies will not have an adverse impact on our financial statements. In addition, we have made significant estimates relating to the fair values of stock-based compensation, and certain debt and warrant liabilities. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which would be recorded in the period in which they become known.

Revenue Recognition

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable and collectability is reasonably assured. Provisions for sales returns are estimated based on our historical return experience. During the year ended December 31, 2011, the Company recorded a return allowance of $503,958 representing products sold to Nutritional Alliance during 2011 and returned in March of 2012.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company grants credit without collateral to its customers based on the Company’s evaluation of a particular customer’s credit worthiness. In addition, allowances for doubtful accounts are maintained for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Accounts receivable are written off after collection efforts have been deemed to be unsuccessful. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts, while subsequent recoveries are netted against provision for doubtful accounts expense. The Company generally does not charge interest on accounts receivable.

The activity in the allowance for doubtful accounts for the years December 31, 2011 and 2010 was as follows:

	2011	2010

Balances at January 1	$-	$-
Return allowance	503,958	-
Provision for bad debts	99,935	-
Write-offs	-	-
Balances at December 31	$603,893	$-

Inventories

Inventories, which are valued at the lower of average cost or market, consist of finished goods and raw materials. At December 31, 2011, our inventory consisted mostly of raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand and if necessary records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs and write-offs are charged to cost of goods sold. We performed evaluations of our inventory during 2011 and recorded total allowances of $669,462.

Financial Instruments and Concentration of Credit Risk

Our financial instruments include cash, accounts receivable, accounts payable, accrued expenses, loans payable, due to officers and derivative financial instruments. Other than certain warrant and convertible instruments (derivative financial instruments), and liabilities to related parties (for which it was impracticable to estimate fair value due to uncertainty as to when they will be satisfied and a lack of similar type transaction in the marketplace) , we believe the carrying values of our financial instruments approximate their fair values because they are short term in nature Our derivative financial instruments are carried at a measured fair value (see below and Note 2).

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, during the years ended December 31, 2011 and 2010, respectively 96% and 73%, of our sales were to a single customer.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based simple derivative financial instruments, The Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. For complex embedded derivatives, The Company uses a Dilution-Adjusted Black-Scholes method to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Property and Equipment and Long-Lived Assets

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 3 – 7 years.

Property and equipment consists of the following at December 31,

	2011	2010

Computer equipment	$21,918	$21,918
Furniture and fixtures	34,757	34,757
Lab equipment	42,129	42,129
Telephone equipment	12,421	11,393
Office equipment – other	2,629	2,630
Leasehold improvements	67,417	67,417
Subtotal	181,271	180,244
Accumulated depreciation and amortization	(126,762)	(111,037)

Net property and equipment	$54,509	$69,207

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At December 31, 2011, we believe the carrying values of our long-lived assets are recoverable.

Advertising

All advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2011 and 2010 were approximately $102,000 and $41,251 respectively.

Research and Development

Research and development is charged to operations as incurred. For the years ended December 31, 2011 and 2010 we incurred research and development expenses of approximately $91,000 and $192,000, respectively.

Research Grant

On October 29, 2010 we were notified by the Department of the Treasury that it had approved a grant in the amount of $244,479 based on our application submitted to the Internal Revenue Service on July 20, 2010 requesting certification for qualified investments in a qualifying therapeutic discovery project under section 48D of the Internal Revenue Code. We recorded the grant in other income in our 2010 consolidated statements of operations and as a research grant receivable in our December 31, 2010 consolidated balance sheet. We received these funds on February 1, 2011.

Income Taxes

We compute income taxes in accordance with ASC Topic 740 Income Taxes. Under ASC-740, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and tax reporting arise primarily from the use of different methods to record bad debts and /or sales returns, and inventory reserves.

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position. As of December 31, 2011 and 2010, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire (which may be as much as 20 years while we have unused NOL’s), we are subject to income tax audits in the jurisdictions in which we operate.

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Stock Compensation. FASB ASC 718, which requires that the cost resulting from all share-based transactions be recorded in the financial statements over the respective service periods. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

Reclassifications

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

We have determined that all recently issued accounting standards have not and will not have a material impact on our consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following tables summarize our financial instruments measured at fair value as of December 31, 2011:

	Fair Value Measurements at December 31, 2011
	Totals	Level 1	Level 2	Level 3
Liabilities:
Warrant liability (Note 8)	$28,833	$-	$-	$28,833
Convertible notes at fair value (Note 7)	206,863	-	-	206,863

Total liabilities measured at fair value	$235,696	$-	$-	$235,696

	Fair Value Measurements at December 31, 2010
	Totals	Level 1	Level 2	Level 3
Liabilities:
Warrant liability (Note 8)	$109,500	$-	$-	$109,500

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) for our warrant liabilities in 2011 and 2010:

	Year Ended	Year Ended
	December 31,	December 31,
Description	2011	2010

Beginning balance	$109,500	$200,000
Purchases, issuances, and settlements	-	-
Total gain included in earnings (1)	(80,667)	(90,500)

Ending balance	$28,833	$109,500

(1) Gains for the years ended December 31, 2011 and 2010 related to the revaluation of our warrant liability were calculated from the date of the warrant issuance, November 8, 2010 through December 31, 2011. These gains and losses are included in “Derivative Gain (Loss)” in the accompanying consolidated statements of operations (See Note 8).

The Company values its warrants using a Dilution-Adjusted Black-Scholes Model. Assumptions used include (1) 1.13% to .36% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 127% to 130% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) for our convertible notes in 2011:

Year Ended
December 31,
Description	2011

Beginning balance	$-
Purchases, issuances, and settlements	90,500
Day one loss on value of hybrid instrument (2)	103,244
Change in hybrid value (3)	13,119

Ending balance	$206,863

(2) Included in “Derivative Gain (Loss)” in our 2011 consolidated statement of operations.

(3) Changes in the fair value of this instrument are reflected in our consolidated statements of operations as a component of interest expense. See Note 7.

3. INVENTORIES

At December 31, 2011 and December 31, 2010, inventories consisted of the following:

	2011	2010

Raw materials	$117,800	$192,502
Finished goods	-	60,540

Ending balance	$117,800	$253,042

4. IMPAIRMENT AND SUBSEQUENT COLLECTION OF NOTE RECEIVABLE

During 2009, we advanced $150,000 to an unrelated business pursuant to a promissory note. As of December 31, 2009, the note was fully reserved, resulting in a $150,000 charge to operations. In 2010, we collected this note receivable in entirety and recorded a $150,000 reversal of expense to general and administrative expense in our 2010 consolidated statement of operations.

5. ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2011 and 2010:

	2011	2010

Accruals for disputed services	$851,083	$851,083
Other accrued expenses (primarily interest)	99,990	98,741

Ending balances	$951,073	$949,824

6. DUE TO OFFICERS

At December 31, 2010 and 2011, the balances of the due to officers consisted of the following:

	2011	2010

An unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. The loan balance at December 31, 2011 and 2010, respectively, include accrued interest payable of $297,980 and $256,696.	$738,993	$1,099,238

A loan from Paul Reid, the President of ReceptoPharm bearing interest at a rate of 5% per annum, due on demand and secured by certain intellectual property of ReceptoPharm having a zero cost at December 31, 2011.	111,536	106,144

Ending balances	$850,529	$1,205,382

During the year ended December 31, 2011, we borrowed a total of $702,220 from Mr. Deitsch and repaid a total of $803,749 to him. In addition Mr. Deitsch sold $300,000 of the Company’s debt in a private transaction (see Note 8).

7. OTHER DEBT

Other debt (all short-term) consists of the following at December 31, 2011 and 2010:

	2011	2010

Note payable – Related Party (1)	$200,000	$200,000

Notes payable – Non Related Parties (2)	805,000	105,000

Convertible notes payable, at fair value (3)	206,863	-

Ending balances	$1,211,863	$305,000

(1)	During the third quarter of 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement this loan was expected to be repaid within a year from the date of the loan along with interest calculated at 10% for the first month plus 12% per annum, compounded after 30 days from funding. We are in default regarding this loan. At December 31, 2011 and 2010, we also owed this director accrued interest of approximately $54,000 and $25,500, respectively (which amounts are included in Accrued expenses in the accompanying consolidated balance sheets).

(2)	At December 31, 2010, the balance consisted of loans having principal balances of $80,000 and $25,000, respectively. The former arose from a loan from Bank of America. On January 4, 2012 Bank of America assigned and sold the debt owed by the Company to Great Plains Capital Corporation (“Great Plains”). On February 3, 2012 Great Plains assigned the debt to Redwood Management, LLC (“Redwood”) for an assignment payment of $34,108. The latter loan, which was paid in 2012, was owed to an individual.

(3)	In May 2011, the Company received two loans for a total of $50,000 from non-related parties. These loans were expected to be repaid by December 31, 2011, along with interest calculated at 10% for the first month plus 12% after 30 days from funding. These loans are guaranteed by our President. . The Company has been unable to repay the loan and it continues to accrue interest. At December 31, 2011 the unpaid accrued interest payable approximated $9,000 (which amount is included in accrued expenses in the accompanying 2011 consolidated balance sheet).

In addition to the above, in September and October 2011, the Company borrowed $250,000 each from two non-related parties secured by our inventory. The principal of these loans was to be repaid with a balloon payment on or before October 1, 2012. On October 19, 2012 the parties amended the notes to include a conversion feature that would allow them to convert some or all of their outstanding notes into restricted Company stock at a 15% discount to the average closing market price of the Company's stock traded over the previous 5 days. The Company will also issue a total of 4,000,000 restricted shares to the note holders per the amendment for the accommodation. Interest on these loans is payable monthly beginning in November 2011 with interest calculated at 20% and 12%, each, respectively. At December 31, 2011 the unpaid accrued interest was approximately $7,000 (which amount was included in accrued expenses in the accompanying 2011 consolidated balance sheet).

Finally, on August 2, 2011 under a settlement agreement discussed in detail at Note 11 with Liquid Packaging Resources, Inc. (“LPR”), the Company agreed to pay LPR $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. The Company did not make the December 2011 or January 2012 payments and on January 26, 2011, it signed the first amendment to the settlement agreement where under the Company agreed to pay $175,000 (or $25,000 more than the initial remaining amount due) to LPR as follows:

•	$25,000 on or before January 26, 2012
•	$30,000 on or before March 12, 2012
•	$30,000 on or before April 16, 2012
•	$30,000 on or before May 16, 2012
•	$30,000 on or before June 16, 2012
•	$30,000 on or before July 16, 2012.

The Company did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 5,714,326 shares of the Company’s free trading stock held in escrow by their attorney (see Note 9) and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000).On June 11, 2012, LPR sold the note to Southridge Partners, LLP (“Southridge”). Southridge has the aforementioned rights to sell the shares held in escrow if the Company fails to pay the note payable balance.

(4)	Convertible Notes – At Fair Value

At December 31, 2011 convertible notes payable (as described below) consist of two notes having respective fair values of $120,044 and $86,819.

On October 27, 2011 the Company entered into a $53,000 convertible note payable with a corporation which bears interest at 8.0% per annum and was initially due on July 31, 2012. Prior to its conversion as discussed below, the note was convertible, at the holder’s option, into the Company’s common shares at a variable conversion price which was 58% multiplied by the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice was sent by the Holder to the Borrower. The conversion feature was subject to full-ratchet, anti-dilution protection if the Company sold shares or share-indexed financing instruments at less than the conversion price. The holder had the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”), and various other rights and protections regarding dilution if certain events (including a default) occurred. Furthermore, there were additional events that could have caused the holders to be due additional shares of common stock above and beyond the defined conversion rate.

On December 5, 2011 the Company entered into a $37,500 convertible note payable with a corporation bearing interest at 8.0% and initially due on September 5, 2012. Prior to its conversion as discussed below, the note was convertible, at the holder’s option, into the Company’s common shares at a variable conversion price which was 58% multiplied by the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice was sent by the Holder to the Borrower. The conversion feature was subject to full-ratchet, anti-dilution protection if the Company sold shares or share-indexed financing instruments at less than the conversion price. The holder had the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”), and various other rights and protections regarding dilution if certain events (including a default) occurred. Furthermore, there were additional events that could have caused the holders to be due additional shares of common stock above and beyond the defined conversion rate.

In the evaluation of these financing arrangements, the Company concluded that these conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events that are not associated with the convertible note payable.

The Company elected to account for these hybrid contracts under the guidance of ASC 815-15-25-4. The fair value has been defined as the common stock equivalent value, enhanced by the fair value of the default put plus the present value of the coupon.

In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $103,244 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a loss on the derivative financial instrument. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in interest expense or interest income on the Company’s statement of operations. Accordingly, the company recognized $13,119 of additional interest expense in 2011.

In September, 2012 both of these notes were sold by Asher Enterprises to an unrelated third party for an aggregate amount of $100,000. In October, 2012 the new holder then converted the notes to 20,000,000 shares of our restricted common stock (or $0.005 per share which was the fair market value of our shares on the date o the transaction).

8. STOCKHOLDERS' DEFICIT

Exercise of Common Stock Warrants

During the second quarter of 2010, we sold 3,000,000 shares of common stock to investors at a warrant exercise price of $0.10 per share and received proceeds of $300,000. These shares were sold pursuant to warrant agreements.

Common Stock Purchase Agreement

On November 8, 2010, we signed a common stock purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”). The Purchase Agreement, which has a term of 30 months, provides for future funding of up to $10,000,000 from sales of our common stock to LPC on a when and if needed basis at our discretion upon satisfaction of certain conditions per the Purchase Agreement. We generally have the right to direct LPC to purchase up to an additional $9,800,000 of our common stock in amounts up to $40,000 as often as every two business days under certain conditions. We can also accelerate the amount of our stock to be purchased under certain circumstances. LPC is not obligated to purchase shares if the price of the stock falls below the “Floor Price” which is $0.06 per share. Funding is currently unavailable since the Company’s stock price has fallen below the “Floor Price” of $0.06 per share. The purchase price of the shares will be based on the market prices of our shares at the time of sale as computed under the Purchase Agreement without any fixed discount. We may at any time in our sole discretion terminate the Purchase Agreement without fee, penalty or cost upon one business days notice.

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

Concurrently with entering into the Purchase Agreement, we entered into a registration rights agreement with LPC. Under the registration rights agreement, we agreed to file a registration statement with the SEC covering 62,000,000 shares issued or to be issued as follows: 1,666,667 purchase shares issued; 1,666,667 shares issuable to LPC under the warrant; 400,000 initial commitment shares issued to LPC; 55,666,666 purchase shares issuable to LPC under the Purchase Agreement; and 2,600,000 additional commitment shares to be issued pro rata to LPC. We filed a registration statement on Form S-1 dated December 14, 2010, and on January 7, 2011 the filing became effective. The warrants to purchase 1,666,667 are classified as liabilities pursuant to FASB ASC 480-10 Distinguishing Liabilities from Equity and are carried at fair value. Fair value is measured using the Dilution-Adjusted Black-Scholes option pricing model and using the volatility, market price, strike price, risk-free interest rate and dividend yield appropriate at the date the warrants were issued. The warrants were initially valued at $200,000 (the full amount of the proceeds) on November 8, 2010 and adjusted to fair value of $109,500 at December 31, 2010, resulting in a gain of $90,500. At December 31, 2011 the fair value of the warrants was adjusted to $28,833 resulting in a gain for the year ended December 31, 2011 of $80,667. Since inception we have recorded a total gain from the issuance of the warrants of $171,667.

During the year ended December 31, 2011, the Company issued 16,731,774 shares of common stock to LPC under the stock purchase agreement and received proceeds of $1,280,000.

Private Placements of Common Stock

In June 2011, the Company sold an aggregate of 1,500,000 shares of restricted common stock to two investors at a price per share of $0.05 and received proceeds of $75,000.

In July 2011, the Company sold an aggregate of 1,690,000 shares of restricted common stock to eight investors at a price per share of $0.05 and received proceeds of $84,500.

In the third quarter 2011, the Company sold an aggregate of 4,760,000 shares of restricted common stock to six investors at a price of $0.025 per share and received $111,000 in cash and a subscription receivable for $8,000 (collected in the first quarter of 2012). As a result of administrative delays the shares were not issued until the first quarter of 2012 and are thus recorded as common stock issuable in the accompanying consolidated balance sheet. The investors also received a total of 1,940,000 warrants to purchase common stock at an exercise price of $0.10 per share. 940,000 of the warrants expire on December 31, 2013 and 1,000,000 warrants expire on December 31, 2014.

Common Stock Issued for Services

On February 26, 2010, we issued 2,500,000 shares valued at $1,275,000 to a consultant for services rendered from March 1, 2010 to February 28, 2011. Of this total 2,000,000 shares were restricted and 500,000 shares were free-trading pursuant to our S-8 Registration Statement. The shares were valued at $0.51 per share which was the fair market value of our common stock on February 26, 2010. The expense was recorded in selling, general and administrative over the service period of one year.

In addition in 2010, we issued an aggregate of 2,100,000 shares of common stock in exchange for services rendered. These shares were valued at their fair market value of $316,500 based on the trading price of our common shares, which was charged to operations.

In March 2011, the Company issued the following shares for services which were valued at $0.13 per share which was the fair market value of such stock:

•	4,000,000 shares of restricted common stock to a consultant for services to be rendered beginning March 21, 2011. The Company recorded all of the expense in 2011 as services were rendered.

•	200,000 shares of restricted common stock to a consultant for services to be rendered. All of the expense was recorded in 2011 as the services were rendered. .

In April 2011, the Company issued 250,000 shares of restricted common stock to Undiscovered Equities, a consultant for investor and public relations services. The agreement was for one year. Three additional tranches of 250,000 shares of restricted common stock were earned and issued on July 11, 2011, October 11, 2011 and January 11, 2012. All of these shares of were valued at $0.07 per share, which was the fair market value of the Company’s common stock on April 11, 2011, the date of the agreement. At each issuance date, the fair market value of the shares was adjusted to the actual price on those dates with any adjustments made through our consolidated statements of operations.

On July 25, 2011 the Company signed an agreement for investor relations services with DRC Partners, LLC. The contract was on a month to month basis and called for monthly payments of $5,000 in cash and 100,000 shares of restricted stock on the first day of each month of service, beginning August 1, 2011. The Company issued 100,000 shares of restricted common stock on August 22, 2011. The shares were valued at $0.06 per share, which was the fair market value of the Company’s common stock on the date of issuance. The Company did not issue additional shares under this contract. The Company entered into a separate agreement in January of 2012 for the settlement of the outstanding shares owed to DRC Partners, LLC.

On July 27, 2011 the Company signed an agreement for investor relations with Synergy Financial, LLC. The contract was initially for a three months term beginning August 1, 2011 and was renewable by the Company for an additional three months period. The agreement called for a monthly payment for each of the first three months of $5,000 beginning on August 1, 2011 plus the issuance of 300,000 shares of the Company’s restricted common stock on the signing of the agreement. The shares were valued at $0.06 per share, which was the fair market value of the Company’s common stock on the date of issuance. On October 15, 2011 the Company signed a contract extension agreeing to extend the original contract for an additional three months under the same terms (i.e. for $5,000 monthly plus 300,000 shares of our restricted common stock). The Company recorded a charge to operations on October 15, 2011 of $15,000, representing the shares to be issued valued at $0.05 per share which was the fair market value of the Company’s common stock on October 15, 2011. The shares were issued on January 12, 2012. On February 8, 2012, the Company further extended the Agreement for an additional 3 months beginning on Feb 9, 2012 and continuing until May 9, 2012. The new extension required the Company to pay Synergy Financial 500,000 shares of NPHC restricted common stock. On March 23, 2012 both parties agreed that Nutra Pharma would issue Synergy Financial 1 million shares of Nutra Pharma restricted common stock in lieu of $10K cash ($5K that was due on November 1, 2011 and $5K that was due on December 1, 2011). Both parties agree that all monthly compensation included in the contact dated on July 27, 2011 and all additional contract extensions have been satisfied in full.

On October 4, 2011 the Company issued 200,000 shares of restricted common stock to a consultant as a success fee for obtaining financing in favor of Nutra Pharma. The shares were valued at $0.06 per share, which was the fair market value of the Company’s common stock on the date of issuance.

On December 20, 2011 the Company entered into an agreement for investor relations services with a consultant. The contract was for a six months term and called as compensation the issuance of 1,000,000 shares of restricted common stock payable in four tranches of 250,000 each as follows: (I) January 10, 2012 (II) February 10, 2012 (III) March 10, 2012 (IV) April 10, 2012. The shares were valued and charged to operations on the dates they were issued. At each issuance date, the fair market value of the shares was adjusted to the actual price on those dates with any adjustments made through our consolidated statements of operations.

Common Stock Held in Escrow

On July 27, 2011 the Company issued 5,714,286 shares of free trading common stock in certificate form which is held in escrow as security under an agreement reached with LPR on August 2, 2011 (see Note 7 for details of the settlement agreement).

Common Stock Issued for Debt

On October 3, 2011 our President and CEO, Rik Deitsch sold $300,000 of the debt we owed him to Structured Management. On October 31, 2011 the Company issued 10,000,000 shares to Structured Management as consideration for this debt. The shares were valued at $0.06, which was the fair market value of the Company’s common stock on the date of the contract. Interest expense in the amount of $300,000 has been recorded as the difference between the value of the debt and the fair market value of the common stock issued.

9. STOCK COMPENSATION PLANS AND WARRANTS

Equity Compensation Plans

On December 3, 2003, the Board of Directors approved the Employee/Consultant Stock Compensation Plan (the "2003 Plan") for the purpose of furthering our growth by allowing us to compensate employees and consultants who provided bona fide services to us, through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 2,500,000. At December 31, 2011 a total of 5,000 shares of common stock were available to be issued under the 2003 Plan. No shares were issued under the 2003 Plan in, 2011.

On June 6, 2007 the Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the "2007 Plan") for the purpose of furthering our growth by allowing us to compensate employees and consultants who have provided bona fide services to us, through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2007 Plan is 25,000,000. On July 27, 2011 the Company issued 5,714,236 shares to be placed in escrow under a settlement agreement with LPR dated August 2, 2011. At December 31, 2011 a total of 3,035,715 shares of common stock were available to be issued under the 2007 Plan.

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

No options were issued under the plans during 2010 and 2011.

Common Stock Options

A summary of stock options for the years ended December 31, 2010 and 2011 is as follows:

	Number	Weighted average exercise price

Balance December 31, 2009	3,000,000	$0.25
Exercised	-	$-
Issued	-	$-
Forfeited	(2,000,000)	$0.27
Balance December 31, 2010	1,000,000	$0.20
Exercised	-	$-
Issued	-	$-
Forfeited	(1,000,000)	$0.20
Balance December 31, 2011	-	$-

Common Stock Warrants

From time to time, we issue warrants to purchase its common stock. These warrants have been issued for cash in conjunction with the private placement of shares of our common stock.

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the years ended December 31, 2010 and 2011:

	Number	Weighted average exercise price

Balance December 31, 2009	47,315,000	$0.10
Exercised	(3,000,000)	$0.19
Issued	-	-
Forfeited	-	$0.10
Balance December 31, 2010	44,315,000	$0.10
Exercised	-	-
Issued	1,666,667	$0.15
Issued	1,940,000	$0.10
Forfeited	-	-

Balance December 31, 2011	47,921,667	$0.10

The weighted average contractual lives of options outstanding, at December 31, 2011, was one year.

As of December 31, 2011, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0 and the aggregate intrinsic value of currently exercisable stock options was $0. The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.03 closing stock price of our common stock on December 30, 2011, the last trading day of 2011. There were no in-the-money options or warrants at December 31, 2011.

The total intrinsic value of options and warrants exercised during the years ended December 31, 2011 and 2010 was approximately $0 and $615,000, respectively. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options. The total cash proceeds received from the exercise of stock warrants was approximately $300,000 and $0 for the years ended December 31, 2010 and 2011, respectively.

10. INCOME TAXES

As of December 31, 2011 and 2010, significant deferred income tax assets and liabilities, assuming an effective income tax rate of approximately 40% are as follows:

	2011	2010
Current portion of net deferred income tax assets:
Allowance for doubtful accounts	$242,000	$-
Reserve for inventory obsolescence	267,000	-
Subtotal	509,000	-
Valuation allowance	(509,000)	-
Current net deferred income tax asset	$-	$-

Non- current portion of net deferred income tax asset
Net operating loss carryforwards	$4,976,000	$4,023,300
Valuation allowance	(4,976,000)	(4,023,300)
Non-current net deferred income tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have provided a valuation allowance to fully reserve such assets.

As of December 31, 2011, the Company has net operating loss carryforwards of approximately $12,500,000 available to offset future taxable income in various years through December 31, 2031.  The significant difference between such net operating loss carryforwards and our accumulated deficit of approximately $34,031,000 results primarily from stock based compensation which is considered to be a permanent difference. ..

The valuation allowances increased by approximately $1,462,000 and $600,000 for the years ended December 31, 2011 and 2010, respectively.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2010, Nutra Pharma entered into an operating lease for the use of office space. The lease expires in January 2013 and requires monthly payments of approximately $9,000. ReceptoPharm leases a lab and entered into an operating lease on May 10, 2010. The lease expired in May of 2012 and was renewed for five years in July of 2012. The lease requires monthly payments of approximately $6,000 and $5,600 beginning August 1, 2012. Future minimum payments under these lease agreements, including the extension period, are approximately as follows:

Years Ended December 31,	Amounts

2012	$177,000
2013	80,000
2014	74,000
2015	78,000
2016	78,000
Thereafter	90,000

Total	$577,000

Rent expense in 2011 and 2010 approximated $168,000 and $163,000 respectively.

Litigation

Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc.

On August 18, 2006, ReceptoPharm was named as a defendant in Patricia Meding, etal. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.: 18247/06 (New York Supreme Court, Queens County). The original proceeding claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and shareholder and several corporations that she claims to own, the sum of $118,928.15 plus interest and counsel fees on a series promissory notes that were allegedly executed in 2001 and 2002. On August 23, 2007, the Queens County New York Supreme Court issued a decision denying Plaintiffs motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes. On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims seeking damages of no less than $768,506 on their claims that on or about June 2004 ReceptoPharm breached its fiduciary duty to the Plaintiffs as shareholders of ReceptoPharm by wrongfully canceling certain of their purported ReceptoPharm share certificates. In late 2010, Plaintiffs further amended their complaint alleging that ReceptoPharm violated Plaintiffs contractual and statutory rights by cancelling an additional 1,214,800 share certificates and failing to permit the Plaintiffs to exercise dissenting shareholder rights with respect to those share certificates. The damages associated with the Plaintiff’s claims could rise if the Company’s share price increases as the ReceptoPharm shares may be convertible into the Company’s common shares. The potential exposure may exceed $10,000,000 if the Plaintiffs are successful with all of their claims.

ReceptoPharm has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, and breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes. Plaintiffs have moved for partial summary judgment on their claims regarding the additional 1,214,800 shares, but not on their claims regarding the alleged promissory notes or an additional 1,750,000 shares they allege they own. In August of 2011, the Plaintiff's motion was partially granted. In September 2012, ReceptoPharm's attorneys filed a Motion to be removed as counsel. Their motion is currently being considered. ReceptoPharm is seeking new counsel to oppose the partial summary judgment. We believe the allegations are frivolous and intend to vigorously contest this matter; accordingly no effect has been given to any loss that may result from its resolution in the accompanying consolidated financial statements.

Liquid Packaging Resources, Inc. v. Nutra Pharma Corp. and Erik "Rik" Deitsch

On April 21, 2011, Nutra Pharma and its CEO, Erik Deitsch, were named as defendants in Liquid Packaging Resources, Inc. v. Nutra Pharma Corp. and Erik "Rik" Deitsch, Superior Court of Fulton County, Georgia, Civil Action No. 2011-CV-199562. Liquid Packaging Resources, Inc. ("LPR") claimed that Nutra Pharma. and Mr. Deitsch, directly or through other companies, placed orders with LPR that required LPR to purchase components from third parties. LPR sought reimbursement for those third party expenses of not less than $359,826.85 plus interest. LPR also sought punitive damages in the amount of not less than $500,000 and attorney's fees.

That civil action was then removed by Nutra Pharma. and Mr. Deitsch to the United States District Court, Northern District of Georgia, Civil Action No. 11-CV-01663-ODE. After removal, LPR amended the Complaint to assert that Nutra Pharma Corp. and Mr. Deitsch were the alter egos of the alleged other companies through whom the subject orders were placed and therefore should be considered one and the same. Nutra Pharma and Mr. Deitsch moved to dismiss the Complaint on several grounds including statute of frauds, failure to state a claim, and jurisdiction (only for Mr. Deitsch).

Subsequent to June 30, 2011, at LPR's request, the parties mediated the dispute before LPR responded to the Motion to Dismiss. At the mediation, the parties worked out an agreement whereby Nutra Pharma agreed to purchase the components LPR purchased from third parties for $350,000.00 payable over 7 months in equal installments of $50,000. This agreement was reached by Nutra Pharma because it provided tangible value in exchange for the purchase price rather than incurring the expense of litigation which would likely be substantial and not recouped. While Nutra Pharma had counterclaims it could assert, this was a practical resolution. The settlement allowed Nutra Pharma to take possession of the components prior to full payment and, in exchange, provided security to LPR in the form of Nutra Pharma stock valued at $400,000 at the time of issuance (such shares are being held in escrow by LPr’s counsel). The litigation was dismissed in August of 2011. The Company made the August, September and November payments (totaling $150,000) in a timely fashion. The Company was late for the payment due October 15, 2011 and requested an accommodation from LPR, eventually paying an extra $5,000 towards that payment. At December 31, 2011, the Company had made total payments of $205,000 with an additional $150,000 owed. In order to allow the Company to skip the December payment, LPR agreed to another accommodation whereby the Company would pay both the December and January payments, along with an additional $10,000 on or before January 16, 2012. The Company was unable to make this payment and on January 26, 2012 signed an amended payment schedule adding an additional $15,000 for a total of $175,000 owed. Mr. Deitsch also provided additional collateral in the form of stock in a separate company that he held personally. $25,000 was paid in January, with subsequent payments of $30,000 due monthly on the 15th of March through the 15th of July, 2012. The Company failed to make the March payment and was subsequently called in default of the Agreement. As a result, , LPR had the right to sell the escrowed shares and receive cash settlements for the remaining amount owed to them. . In lieu of doing so, on June 11, 2012, LPR sold their receivable from us to Southridge Partners, LLP. The Company is currently negotiating with Southridge Partners to arrange for a settlement of the debt, at which time we anticipate.

LPR will return the aforementioned shares to us. .

Laurence N. Raymond v. Receptopharm, Inc. et al.

On December 30, 2011 Laurence N. Raymond ("Raymond") brought the case against Receptopharm, Inc. ("Receptopharm") and Nutra Pharma to recover approximately $300,000 that was allegedly either loaned to Receptopharm or owing to Raymond pursuant to an oral employment agreement. The Complaint alleges that Nutra Pharma is jointly liable for Raymond's damages because Receptopharm was allegedly merged into Nutra Pharma. The parties have engaged in settlement discussions, however the ultimate outcome of this matter is uncertain and no range of potential loss can be estimated. Accordingly no effect has been given to any loss above the amount that has already been accrued, that may result from the resolution of this matter in the accompanying consolidated financial statements.

Paul F. Reid v, Harold H. Rumph et al.

On December 28, 2011 Paul F. Reid ("Reid") brought the case against Harold H. Rumph ("Rumph"), Receptopharm, and Nutra Pharma to recover approximately $330,000 that was allegedly either loaned to Receptopharm or owing to Reid pursuant to an oral employment agreement, The Complaint alleges that Nutra Pharma is jointly liable for Reid's damages because Receptopharm was allegedly merged into Nutra Pharma. Nutra Pharma has answered the Complaint and specifically denied the validity of several promissory notes forming the basis of Reid's damages. According to Nutra Pharma, Reid may have a claim for approximately $140,000 (which is included in accruals for disputed services), but any amounts above that are not supported by the record. The parties have engaged in limited discovery to date, including the June 2012 deposition of Rumph. The Company will vigorously defend against this action and, in so doing, will attempt to settle this case favorably. Accordingly no effect has been given to any loss above the amount that has already been accrued, that may result from the resolution of this matter in the accompanying consolidated financial statements.

Dustin Travers v, XenaCare Holdings, Inc., et al.

On March 7, 2012 XenaCare Holdings and Nutra Pharma were named as Defendants in the proposed Class Action filed in the Superior Court of California. Travers alleges that the marketing of the Homeopathic drug, Cobroxin included false and misleading statements regarding the product's efficacy for the relief of chronic pain. Most of the suit is a diatribe against the entire concept of homeopathy and states, incorrectly, that cobra venom has never been proven scientifically as a pain reliever. On August 10, 2012 the parties reached a settlement whereby the suit would be dismissed against Nutra Pharma in return for $16,500 payable in 6 monthly payments of $2,750 beginning on August 20, 2012 with the last payment due on January 20, 2013. As part of the settlement, the Company will also make certain label changes to the Cobroxin packaging that better explain the product as a Homeopathic drug. Nutra Pharma was dismissed as a Defendant with prejudice on August 14, 2012.

Involuntary Petition of Bankruptcy

On August 31, 2012 a Petition for Involuntary Bankruptcy was filed against us by former ReceptoPharm employees and a former consultant to ReceptoPharm in the United States Bankruptcy Court, Southern District of Florida. The Petitioners are claiming they are owed $990,927. On October 12, 2012 the Plaintiffs filed an amended Petition, in effect lowering their claims to $816,662.39. We believe that the petition is frivolous and that their claims lack merit. Because of this, and because the Company will vigorously defend against this action, no effect has been given to any loss, above the amounts that have already been accrued, that may result from the resolution of this matter in the accompanying consolidated financial statements.

Shelter Developers of America vs. ReceptoPharm, Inc.

On June 7, 2012 Shelter Developers of America enforced a Writ of Possession against ReceptoPharm as a result of ReceptoPharm’s failure to pay its obligations under the lease agreement dated May 10, 2010 between ReceptoPharm and Shelter Developers of America. On July 9, 2012 the Company issued a bank draft for $38,934.90 in satisfaction of all amounts owed under the lease, including legal fees.

12. OTHER RELATED PARTY TRANSACTIONS

Our President was a former Director of Mineral Sciences, LLC a company that packaged our product Cobroxin which was sold during the period of November 2009 to August of 2010. As of September 2010 Mineral Sciences, LLC no longer performs any services for Nutra Pharma. In 2010, we paid this entity approximately $497,000 as consideration for such services.

13. OTHER SUBSEQUENT EVENTS

OTC:BB Delinquency Notification

On May 7, 2012 the Company’s securities were removed from quotation on the OTC Bulletin Board (“OTCBB”) as a result of the failure to file its annual report, Form 10-K, by the due date of May 17, 2012, which includes the 30-day grace period allowed. The Company is also delinquent in the filing of their first, second and third quarter 10-Q reports in 2012.

Pursuant to National Association of Securities Dealers (“NASD”) Rule 6530, OTCBB issuers that are cited for filing delinquency three times in a 24-month period and those removed for failure to file two times in a 24-month period will be ineligible for quotation by an NASD member and shall not be eligible for quotation until the issuer has timely filed in a complete form all required annual and quarterly reports due in a one-year period.

Federal Tax Liens / Notice of Levy– State of Florida

On December 19, 2011 the Internal Revenue Service filed a Notice of Federal Tax Lien with the State of Florida in the amount of $30,267.12 representing the unpaid balance of payroll taxes for the first quarter ending March 31, 2011. On February 1, 2012 the Internal Revenue Service filed a Notice of Federal Tax Lien with the State of Florida in the amount of $56,228.31 representing the unpaid balance of payroll taxes for the second quarter ending June 30, 2011 and third quarter ending September 30, 2011. On June 26, 2012 the Internal Revenue Service filed a Notice of Federal Tax Lien with the State of Florida in the amount of $16,505.87 representing the unpaid balance of payroll taxes for the fourth quarter ending December 31, 2011.

The total amount of the above federal liens filed by the Internal Revenue Service against the company was $103,001 and was included in accounts payable at December 31, 2011.

In connection with this matter, we were notified by our banks that they had been served a Notice of Levy by the Internal Revenue Service against our account in the amount of $69,831.38, representing the balance due of unpaid payroll taxes for the tax periods ending March 31, June 30 and September 30 of 2011.

As of October 18, 2012, the total amount due to the IRS has been paid, and accordingly the related liens and levies have been released.

During the period January 1, 2012 to the date of our Independent Accountants’ Report, we borrowed an additional $155,137 from our President and repaid him $9,478 and $175,000 of his debt was assigned to an independent third party on January 2, 2012. The total amount owed to him at December 31, 2011 was $729,544, which includes $317,873 of accrued interest.

During 2012 we had the following other significant issuances, and commitments to issue, common shares in 2012 (not included elsewhere in the financial statements):

Description		Month of Issuance	Number of Shares

Shares issued to the Principal of DRC Partners	(1)	January	7,000,000

Shares issuable as partial consideration for borrowings	(2)	January	100,000

Shares issued to our Directors and employees		February	15,720,000

Shares issued upon conversion of note payable	(3)	February- March	18,737,894

Shares issued upon conversion of note payable	(4)	March	8,672,090

Shares issued to JPU Ventures, Inc. for investor relations services		March	3,000,000

Shares issued under six month consulting engagement with Marc Bergman		March	3,000,000

Shares issued to JPU Ventures, Inc. for investor relations services		August	3,000,000

Shares issued upon conversion of note payable	(5)	September	7,500,000

To our Directors and employees		October	24,000,000

To vendors as satisfaction for services and materials		October	29,500,000

To ten investors for cash of $.01 per share (warrants to purchase our common stock for $0.10 per share were also issued – the warrants expire on December 13, 2014)		October	28,400,000

Shares issued under five separate agreements for marketing services		October	15,100,000

Shares issued in satisfaction of debt		October	26,416,733

(1)	At December 31, 2011 the Company owed DRC Partners, LLC $16,239 plus 400,000 shares of restricted common stock under an agreement for investor relations services entered into July 25, 2011. In satisfaction of this payable our President assigned $175,000 of the debt we owed to him (see Note 7) to the principal of DRC Partners, LLC under an agreement dated January 2, 2012. On January 4, 2012 the Company approved the issuance of 7,000,000 shares of its restricted common stock in satisfaction of the payable, and issued such shares on January 6, 2012.

(2)	On January 12, 2012 the Company issued a $75,000 promissory note to the Michael McDonald Trust. The note had a coupon rate of 3% and was initially due on July 12, 2012 Nutra Pharma also was to issue a stock certificate for 100,000 shares of its restricted common stock upon receipt of funds. In August 2012, the note was sold to Southridge and the Company is currently negotiating with Southridge to arrange for settlement of the debt.

(3)	At December 31, 2011 the Company owed Post Graduate Healthcare Education, LLC (“Post Graduate”) $109,500 representing the balance of a total debt of $149,500. On February 3, 2012 Post Graduate assigned the debt to Redwood Management, LLC for $54,750. At such time, the total debt assigned to Redwood was $188,608. On February 3, 2012 under a Securities Settlement Agreement, the Company issued a Convertible Debenture to Redwood in the amount of $188,608 payable within six months with interest at 6% annum. The full amount of principal and interest was due at maturity unless the Debenture was converted to shares of common stock. The debt was convertible into shares of the Company’s common stock at 75% of the lowest closing price, determined on the then current trading market for the Company’s common stock, during the 15 trading days prior to conversion. Following the agreement Redwood made the following conversions for a total of 18,737,894 shares of the company’s restricted stock satisfying the note in full:

•	February 13, 2012 – 1,851,851 shares
•	February 17, 2012 - 2,083,333 shares
•	February 27, 2012 - 2,179,598 shares
•	March 19, 2012 – 12,623,112 shares

(4)	At December 31, 2011 the Company owed Alera Technologies, Inc. (“Alera”) $65,040 representing the balance of a purchase order for the production of Nyloxin products. On March 22, 2012 Alera assigned the debt to Coventry Enterprises, LLC (“Coventry”) in exchange for cash of $65,040. On March 22, 2012, the Company issued a one year Convertible Redeemable Note to Coventry for such amount. $65,040. Prior to its conversion, the note carried interest of 8% per annum and allowed Coventry to convert all or any amount of the note balance into shares of the Company's common stock at a conversion price equal to 55% of the average of the daily volume weighted average prices of the common stock for the 3 trading days with the lowest volume weighted average prices during the 20 trading days immediately preceding the conversion date. The note was converted on April 5, 2012 with the issuance of 8,672,090 shares of the company restricted common stock, satisfying the note in full.

(5)	On February 3, 2012 the Company issued a Convertible Debenture in the amount of $40,000 to Redwood Management, LLC. The note carries interest at 12% and is due on February 13, 2013, unless previously converted into shares of restricted common stock. Redwood Management, LLC has the right to convert the note, until is no longer outstanding into shares of Common Stock at a price of 50% of the lowest closing price, determined on the then current trading market for the Company’s common stock, during the 15 trading days prior to conversion (the “Set Price”). On September 12, 2012, TCN International (“TCN”) completed the purchase and transfer of this note including penalties and unpaid interest, for the sum of $52,500. Upon the request of TCN, the Board of Directors of the Company approved the conversion of these notes into 7,500,000 shares of its restricted common stock at the recent low bid of $0.007 per share. Furthermore, Redwood Management, LLC has acknowledged the full payment of the Note, in favor of Nutra Pharma Corporation and released Nutra Pharma Corporation from all obligations under the Note

Other Financing

On February 22, 2012 the Company engaged Capital Path Securities, LLC (“CPS”) as its exclusive advisor on a proposed equity raise of approximately $10, 000,000). All upfront fees have been waived by CPS. The Company will pay CPS a cash placement fee equal to 5% of all principal amounts invested from the source originated by CPS. In addition at such time that the Company files an S-1 registration statement for the equity line of credit facilitated by CPS, the Company will include (3,000,000 shares registered in the name of Capital Path Securities, LLC. Additionally, for their services as our investment bankers we will issue them an additional 10,000,000 restricted shares.

On March 16, 2012 the Company borrowed $75,000 under a secured convertible Promissory Note from Southridge Partners II, LLC. The note is due November 16, 2012 and carries interest at 8% annum. Southridge Partners II, LLC is entitled after six months to convert all or a portion of the principal and interest accrued into shares of common stock at a conversion price of each share equal to the Market Price multiplied times 70%. The Market Price is equal to the average of the two lowest bids closing prices for the five trading days ending before the conversion date.

