Form 10-K/A
period 2011-12-31
NUTRA PHARMA CORP
filed 2012-11-15
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
Harold H. Rumph

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nutra Pharma Corp.:

We have audited the accompanying consolidated balance sheets of Nutra Pharma Corp. (the “Company”), as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to such financial statements, the Company has no cash as of December 31, 2011, has suffered recurring losses from operations and has ongoing requirements for additional capital investment. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse P.A.

Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, FL

November 9, 2012

2801 WEST BUSCH BOULEVARD, SUITE 200, TAMPA, FLORIDA 33618

PHONE: 813.874.1280 ■ FAX: 813.874.1292 ■ WWW.TAMPACPA.COM

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

