Form 10-Q
period 2012-03-31
NUTRA PHARMA CORP
filed 2012-11-21
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   No ☑

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of November 9, 2012 there were 522,134,676 shares of common stock.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets:
Cash	$-	$-
Subscription receivable	-	8,000
Inventory-net	117,800	117,800
Prepaid expenses and other current assets	11,622	32,375

Total current assets	129,422	158,175

Property and equipment, net	50,751	54,509

Other assets	16,621	16,621

TOTAL ASSETS	$196,794	$229,305

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Checks drawn in excess of cash	$4,344	$-
Accounts payable	892,498	1,098,452
Accrued expenses	985,277	951,073
Due to officers	749,718	850,529
Other debt	1,442,160	1,211,863

Total current liabilities	4,073,997	4,111,917

Derivative Warrant Liability	27,727	28,833

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 375,295,803 shares issued and 369,581,567 shares outstanding at March 31, 2012 321,027,909 shares issued and 315,313,673 shares outstanding at December 31, 2011	375,296	321,027
Common stock issuable	188,889	139,834
Additional paid-in capital	30,650,805	29,659,199
Accumulated deficit	(35,119,920)	(34,031,505)

Total stockholders' deficit	(3,904,930)	(3,911,445)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$196,794	$229,305

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Condensed Statements of Operations

Three Months Ended March 31,

(Unaudited)

	2012	2011
Net sales	$14,934	$120,273

Cost of sales	3,010	31,527
Gross profit	11,924	88,746

Other costs and expenses:
Selling, general and administrative - including stock based compensation of $414,271 and $212,500, respectively	735,264	677,558
Research and development	2,561	8,517
Interest	37,444	20,901
Total other costs and expenses	775,269	706,976

Loss from Operations	(763,345)	(618,230)

Other income (expense):
Change in fair value of derivative liability	(111,980)	(20,000)
Loss on settlement of debt and accounts payable	(213,090)	-
Total other expense), net	(325,070)	(20,000)

Net Loss	$(1,088,415)	$(638,230)

Per share information - basic and diluted:
Loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	348,381,372	280,630,830

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Condensed Statements of Cash Flows

Three Months Ended March 31,

(Unaudited)

	2012	2011

Net cash used in operating activities	$(193,738)	$(455,402)

Cash flows from financing activities:
Repayment of stockholder loans	(7,978)	(281,387)
Proceeds from payment of subscription receivable	8,000	-
Loans from stockholders	74,716	257,000
Proceeds from convertible notes payable	115,000	-
Proceeds from other notes payable	29,000	-
Repayments of other notes payable	(25,000)	-
Proceeds from common stock purchase agreement	-	520,000
Net cash provided by financing activities	193,738	495,613

Net (decrease) increase in cash	-	40,211
Cash - beginning of period	-	-

Cash - end of period	$0	$40,211

Supplemental Cash Flow Information:
Cash paid for interest	$20,000	$1,243
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:
Stock issued for deferred compensation	$-	$544,000
Notes payable issued in settlement of notes and accounts payable	$253,648	$-
Shares issued to satisfy debt	$680,659	$-

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Notes to Consolidated Condensed Financial Statements

March 31, 2012

(unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nutra Pharma Corp. ("Nutra Pharma"), is a holding company that owns intellectual property and operations in the biotechnology industry. Nutra Pharma incorporated under the laws of the state of California on February 1, 2000, under the original name of Exotic-Bird.com.

Through its wholly-owned subsidiary, ReceptoPharm, Inc. (“ReceptoPharm”), Nutra Pharma conducts drug discovery research and development activities. In October 2009, Nutra Pharma launched its first consumer product called Cobroxin®, an over-the-counter pain reliever designed to treat moderate to severe chronic pain. In May 2010, Nutra Pharma launched its second consumer product called Nyloxin™, an over-the-counter pain reliever that is a stronger version of Cobroxin® and is designed to treat severe chronic pain.

Basis of Presentation and Consolidation

The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K.

The accompanying consolidated financial statements include the accounts of Nutra Pharma and its wholly-owned subsidiaries Designer Diagnostics Inc. and ReceptoPharm (collectively "the Company", “us”, “we” or “our”). We operate as one reportable segment. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern

Our consolidated financial statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $35,119,920 at March 31, 2012. In addition, we had respective working capital and stockholders’ deficits at March 31, 2012 of $3,944,575 and $3,904,930.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate, and in our particular situation because our securities have been removed from quotation on the OTC Bulletin Board (see Note 11).

As of March 31, 2012, we had no cash. We currently do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding, however proceeds from such funding have not been sufficient to execute our business plan. Our plans are to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

Use of Estimates

The preparation of the accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Significant estimates include our ability to continue as going concern, the recoverability of inventories and long-lived assets, and the valuation of stock-based compensation and certain debt and warrant liabilities. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which would be recorded in the period in which they become known.

Revenue Recognition

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Provision for sales returns is estimated based on our historical return experience. Revenue is presented net of returns and allowances for returns. In 2011, the Company recorded a return allowance of $503,958 representing products sold to Nutritional Alliance during 2011 and returned in March of 2012. The products were subsequently written off as worthless.

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

The allowance for doubtful accounts was $0 and $603,893 (which includes the aforementioned return allowance of $503, 958) at March 31, 2012 and December 31, 2011, respectively, and activity was as follows:

	March 31,	December 31,
	2012	2011

Balance at January 1	$603,893	$-
Return allowance	-	503,958
Provision for bad debts	-	99,935
Write-offs	603,893	-
Balances at March 31, 2012 and December 31, 2011	$-0-	$603,893

Inventories

Inventories, which are stated at the lower of average cost or market, consist mostly of raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand. If necessary records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs are charged to cost of goods sold. We performed evaluations of our inventory during the three months ended March 31, 2012 and believe no allowance is needed with respect to the raw venom.

Financial Instruments and Concentration of Credit Risk

Our financial instruments include cash, accounts receivable, accounts payable, accrued expenses, loans payable, due to officers and derivative financial instruments. Other than certain warrant and convertible instruments (derivative financial instruments) and liabilities to related parties (for which it was impracticable to estimate fair value due to uncertainty as to when they will be satisfied and a lack of similar type transaction in the marketplace), we believe the carrying values of our financial instruments approximate their fair values because they are short term in nature or payable on demand. Our derivative financial instruments are carried at a measured fair value (see below and Note 2).

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

Property and equipment consists of the following at March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011

Computer equipment	$21,918	$21,918
Furniture and fixtures	34,757	34,757
Lab equipment	42,129	42,129
Telephone equipment	12,421	12,421
Office equipment – other	2,629	2,629
Leasehold improvements	67,417	67,417
Sub-Total	181,271	181,271
Less accumulated depreciation and amortization	(130,520)	(126,762)

Net property and equipment	$50,751	$54,509

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At March 31, 2012, we believe the carrying values of our long-lived assets are recoverable.

Advertising

All advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2012 and 2011 were approximately $10,000 and $18,555, respectively.

Research and Development

Research and development is charged to operations as incurred. For the three months ended March 31, 2012 and 2011, we incurred research and development expenses of approximately $2,600 and $8,600, respectively.

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

Reclassifications

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the current period presentation.

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

The following table summarizes our financial instruments measured at fair value as of March 31, 2012:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability (Note 9)	$27,727	$–	$–	$27,727
Convertible Notes at Fair Value (Note 7)	413,158			413,158

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the quarter ended March 31, 2012 and the year ended December 31, 2011:

	Three months Ended	Year Ended
	March 31,	December 31,
Description	2012	2011

Beginning balance	$28,833	$109,500
Purchases, issuances, and settlements	-	-
Total gain included in earnings (1)	(1,106)	(80,667)

Ending balance	$27,727	$28,833

(1) The gain for the three months ended March 31, 2012 related to the revaluation of our warrant liability is included in “Change in fair value of derivative liabilities” in the accompanying consolidated statement of operations.

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

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of March 31, 2012:

				Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Anti-Dilution Adjusted Price	%	Look-back Period

2011	$90,500	8.00%	30%	$0.0055-$0.029	58%	10 days

2012	368,648	6%-12%	n/a	$0.0070-$0.0137	50%-75%	5 to 20 Days

Total	$459,148

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the three months ended March 31, 2012 for the convertible notes payable :

Description

Beginning balance	$206,863
Purchases, issuances, and settlements	368,648
Day one loss on value of hybrid instrument	314,896
Conversion to common stock	(465,077)
Gain from change in fair value	(12,172)

Ending balance	$413,158

3. INVENTORIES

At March 31, 2012 and December 31, 2011, inventories consisted of the following:

	March 31, 2012	December 31, 2011

Raw materials	$117,800	$117,800
Finished goods	-	-

Ending balance	$117,800	$117,800

4. SETTLEMENT OF ACCOUNTS AND NOTE PAYABLE

Redwood Management Agreement – Bank of America and Post Graduate Healthcare Education, LLC

At December 31, 2011 the Company owed Bank of America approximately $80,000 representing the balance of a credit line originated on September 28, 2006. On January 4, 2012 Bank of America assigned and sold this debt to Great Plains Capital Corporation (“Great Plains”). On February 3, 2012 Great Plains assigned the debt to Redwood Management, LLC (“Redwood”) for consideration of $34,108.

At December 31, 2011 the Company owed Post Graduate Healthcare Education, LLC (“Post Graduate”) $109,500 representing the balance of a total debt of $149,500. On February 3, 2012 Post Graduate assigned the debt to Redwood Management, LLC for consideration of $54,750.

The total amount of the Company’s debt assigned to Redwood was $188,608. On February 3, 2012 under a Securities Settlement Agreement, the Company issued a Convertible Debenture to Redwood for $188,608 payable within six months with interest at 6% annum. The full amount of principal and interest was due at maturity unless the Debenture was converted to shares of common stock in accordance with the debenture agreement, whereby such debenture could be converted :into shares of our common stock at a price equal to 75% of the lowest closing price (determined on the then current trading market for our common stock) during the 15 trading days prior to conversion. Following the agreement Redwood accepted 18,737,894 shares of our restricted stock as satisfaction for the note (also see Note 8).

Coventry Enterprises, LLC – Alera Technologies, Inc.

At December 31, 2011 the Company owed Alera Technologies, Inc. (“Alera”) $65,040 representing the balance of a purchase order for the production of Nyloxin products. On March 22, 2012 Alera assigned the rights to the debt to Coventry Enterprises, LLC (“Coventry”) in exchange for a payment to Alera by Coventry of $65,040.

On March 22, 2012 the Company issued a Convertible Redeemable Note in favor of Coventry in the amount of $65,040 bearing interest of 8% annum. Coventry was entitled to convert all or any amount of the this note into shares of the Company's common stock (the "Common Stock") at a conversion price ("Conversion Price") for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during the 20 trading days immediately preceding the Conversion Date. The note was satisfied on April 5, 2012 in exchange for 8,672,090 shares of restricted Common Stock (also see Note 8).

The Company elected to account for these hybrid contracts under the guidance of ASC 815-15-25-4. The fair value has been defined as the common stock equivalent value, enhanced by the fair value of the default put plus the present value of the coupon.

In connection with the issuance of these convertible notes payable, the Company recognized the change in fair value of derivative in the amount of $21,789 and loss on settlement of accounts payable of $213,090 during the first quarter of 2012.

5. ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Accruals for disputed services	$851,083	$851,083

Other accrued expenses (primarily interest)	134,194	99,990

Ending balances	$985,277	$951,073

6. DUE TO OFFICERS

At March 31, 2012 and December 31, 2011, the balance of the due to officers consisted of the following:

	March 31, 2012	December 31, 2011

An unsecured demand loans from our President and CEO, Rik Deitsch. The loan bears interest at 4%. The loan balance at March 31, 2012 and December 31, 2011, respectively, include accrued interest payable of $304,055 and $297,980.	$636,807	$738,993

A loan from Paul Reid, the President of ReceptoPharm bearing interest at a rate of 5% per annum, due on demand and secured by certain intellectual property of ReceptoPharm having a zero cost at March 31, 2012 and December 31, 2011.	112,911	111,536

Ending balances	$749,718	$850,529

During the three months ended March 31, 2012, we borrowed $74,716 and repaid $7,978 to Mr. Deitsch. In addition Mr. Deitsch assigned $175,000 of the debt to a third party on January 2, 2012 (see Note 8).

7. OTHER DEBT

Other debt (all short-term) consists of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Note payable – Related Party (1)	$200,000	$200,000

Notes payable – Non Related Parties (2)	829,000	805,000
Convertible notes payable, at fair value (3)	413,158	206,863

Ending balances	$1,442,158	$1,211,863

(1)	During the third quarter of 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement this loan was expected to be repaid in six months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. At March 31, 2012 and December 31, 2011, we owed this director accrued interest of $62,132 and $54,423, respectively.

(2)	At December 31, 2011, the balance consisted of the following loans:

•	Two loans having principal balances of $80,000 and $25,000, respectively. As discussed in Note 4, the former loan was assigned to third parties during the quarter ended March 31, 2012 and subsequently satisfied through the issuance of shares of our common stock. The latter loan was paid subsequent to March 1, 2012.

•	In May 2011, the Company received two loans for a total of $50,000 from non-related parties. These loans were expected to be repaid no later than December 31, 2011, along with interest calculated at 10% for the first month plus 12% after 30 days from funding. These loans are guaranteed by an officer of the Company. The Company was unable to repay the loans and they it continue to accrue interest. At March 31, 2012 and December 31, 2011, the accrued interest payable was $10,684 and $8,899, respectively.

•	In September and October 2011, the Company borrowed $250,000 each from two non-related parties. The principal of these loans was to be repaid with a balloon payment on or before October 1, 2012. On October 19, 2012 the parties amended the notes to include a conversion feature that would allow them to convert some or all of their outstanding notes into restricted Company stock at a 15% discount to the average closing market price of the Company's stock traded over the previous 5 days. The Company will also issue a total of 4,000,000 restricted shares to the note holders per the amendment. Interest on these loans is payable monthly beginning in November 2011 with interest calculated at 20% and 12%, each, respectively. At March 31, 2012 and December 31, 2011, the accrued interest was $6,666.

•	Finally, on August 2, 2011 under a settlement agreement discussed in detail at Note 10 with Liquid Packaging Resources, Inc. (“LPR”), the Company agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments and on January 26, 2012, we signed the first amendment to the settlement agreement where under we agreed to pay $175,000 (including a $25,000 penalty for non-payment).

The Company repaid $25,000 during the three months ended March 31, 2012. The Company did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 5,714,326 shares of the Company’s free trading stock held in escrow by their attorney (see Note 10) and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000) which was expensed during the quarter ended March 31, 2012. On June 11, 2012, LPR sold the note to Southridge Partners, LLP (“Southridge”). Southridge has the aforementioned rights to sell the shares held in escrow if the Company fails to pay the note payable balance. Once satisfied, LPR will return all of the Company's collateral shares currently held by LPR's attorney. The Company is currently negotiating with Southridge Partners to arrange a settlement of the debt.

On March 22, 2012 the Company issued a promissory note to the Michael McDonald Trust in the amount of $75,000. $25,000 of the funds was received during the first quarter of 2012. The remaining amount of $50,000 was received during the third quarter of 2012. The note is due and payable on the date that is six months from the execution and funding of the note. Interest is based on a rate of three (3%) percent per month to be accrued from the later of the date of the note or receipt of funds until all principal has been paid. In August 2012, McDonald Trust sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. It is expected to complete those payments by the end of 2012 to satisfy the obligation in its entirety. The Company is currently negotiating with Southridge Partners to arrange a settlement of the debt.

On March 26, 2012, the Company issued a promissory note to Southridge Partners II, LP in the amount of $4,000. The term of the note was 45 days and bears a flat interest of $500. The note is currently due and payable for the full amount of $4,500.

(3)	Convertible Notes – At Fair Value

Convertible Note Payable Dated October 27, 2011 at Fair Value

On October 27, 2011 the Company entered into a convertible note payable with a corporation. The convertible note payable, with a face value of $53,000, bears interest at 8.0% per annum and is due on July 31, 2012. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a variable conversion price which is 58% multiplied by the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price. The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

At March 31, 2012 and December 31, 2011, this convertible note payable, at fair value, was recorded at $109,563 and $120,044.

Convertible Note Payable Dated December 5, 2011 at Fair Value

On December 5, 2011 the Company entered into a convertible note payable with a corporation which had a face value of $37,500, a coupon rate of 8.0% per annum and maturity date of September 5, 2012. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a variable conversion price which is 58% multiplied by the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price. The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

At March 31, 2012 and December 31, 2011, this convertible note payable, at fair value, was recorded at $79,555 and $86,819.

In September, 2012 both of these notes were acquired from Asher Enterprises for an aggregate amount of $100,000. In October, 2012 this holder then converted the note to 20,000,000 restricted shares at $0.005 per share.

Convertible Note Payable Dated February 3, 2012 at Fair Value

On February 3, 2012, the Company issued a Convertible Debenture in the amount of $40,000 to Redwood Management, LLC. The note carries interest at 12% and is due on February 13, 2013, unless converted into shares of restricted common stock. Redwood Management, LLC has the right to convert the note, until is no longer outstanding, into shares of Common Stock at a price of Fifty Percent (50%) of the lowest closing price, determined on the then current trading market for the Company’s common stock, during the 15 trading days prior to conversion (the “Set Price”). On September 12, 2012, TCN International (TCN) completed the purchase and transfer of this note including penalties and unpaid interest, for the sum of $52,500. Redwood Management, LLC has acknowledged the full payment of the Note, in favor of Nutra Pharma Corporation and releases Nutra Pharma Corporation from all obligations under the Note. Upon the request of TCN, the Board of Directors of the Company approved the conversion of these notes into restricted common stock of the Company at the recent low bid of $0.007 per share, providing 7,500,000 (seven million, five hundred thousand) shares of Nutra Pharma common stock to relinquish the total debt of $52,500.

At March 31, 2012, this convertible note payable, at fair value, was recorded at $111,418.

Convertible Note Payable Dated March 16, 2012 at Fair Value

On March 16, 2012 the Company signed a secured convertible Promissory Note in the amount of $75,000 in favor of Southridge Partners II, LLC. The note is due November 16, 2012 and carries interest at 8% annum. Southridge Partners II, LLC is entitled after six months to convert all or a portion of the principal and interest accrued into shares of common stock at a conversion price of each share equal to the Market Price multiplied times 70%. (the “conversion price”). The Market Price is equal to the average of the two lowest bids closing prices for the five trading days ending before the conversion date. In the evaluation of these financing arrangements, the Company concluded that these conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events that are not associated with the convertible note payable.

At March 31, 2012, this convertible note payable, at fair value, was recorded at $112,623.

The Company elected to account for these hybrid contracts under the guidance of ASC 815-15-25-4. The fair value has been defined as the common stock equivalent value, enhanced by the fair value of the default put plus the present value of the coupon.

In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $100,914 and $103,244, respectively at March 31, 2012 and December 31, 2011 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a loss on the derivative financial instrument. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in other expense or other income on the Company’s statement of operations. Accordingly, the Company recognized the change in fair value of derivative in the amount of $9,617 and $13,119 during the first quarter of 2012 and the year of 2011.

The holder of this convertible note has substantial rights and protections regarding dilution if certain events, including a default were to occur. There are a number of events that could trigger a default, including but not limited to failure to pay principal or interest, failure to issue shares under the conversion feature, breach of covenants, breach of representations and warranties, appointment of a receiver or trustee, judgments, bankruptcy, delisting of common stock, failure to comply with the exchange act, liquidation, cessation of operations, failure to maintain assets, material financial statement restatement, reverse split of borrowers stock, etc. In the event of these events the lender may be entitled to receive significant amounts of additional stock above the amounts for conversion.

Furthermore, there are additional events that could cause the lender to be due additional shares of common stock above and beyond the shares due from a conversion. Some of these events include, but are not limited to a merger or consolidation of the Company, dividend distribution or spin off, dilutive issuances of the Company’s stock, etc. If the lender receives additional shares of the Company’s commons stock due to any of the foregoing events or for other reasons, then this may have an extremely dilutive effect on the shareholders of the Company. Such dilution would likely result in a significant drop in the per share price of the Company’s common stock. The potential dilutive nature of this note presents a very high degree of risk to the Company and its shareholders.

On October 26, 2012 Southridge converted the note into 6,416,733 shares of the Company's restricted common stock.

8. STOCKHOLDERS' DEFICIT

Private Placements of Common Stock

In June 2011, the Company sold an aggregate of 1,500,000 shares of restricted common stock to two investors at a price per share of $0.05 and received proceeds of $75,000.

In July 2011, the Company sold an aggregate of 1,690,000 shares of restricted common stock to eight investors at a price per share of $0.05 and received proceeds of $84,500.

In the third quarter 2011, the Company sold an aggregate of 4,760,000 shares of restricted common stock to six investors at a per share price of $0.025 and received $111,000 in cash and a subscription receivable for $8,000 (collected in the first quarter of 2012). As a result of administrative delays the shares were not issued until the first quarter of 2012 and are thus recorded as common stock issuable in the accompanying 2012 balance sheet. The investors also received a total of 1,940,000 warrants to purchase common stock at an exercise price of $0.10 per share: 940,000 warrants expire on December 31, 2013 and 1,000,000 warrants expire on December 31, 2014.

Shares Issued to Employees and Directors

On February 3, 2012 the Board of Directors approved a resolution for the issuance of a total of 15,720,000 shares of the Company’s restricted common stock to the Directors and Employees of the Company at $0.0165 per share, which was the fair market value of the Company’s common stock on the date of issuance.

Common Stock Issued for Services

On March 21, 2012 the Company issued 3 million shares of the Company’s restricted common stock to JPU Ventures, Inc. under an agreement dated March 19, 2012. The agreement is for investor relations services and is for a six months term beginning March 19, 2012. The shares were valued at $0.0186 per share, which was the fair market value of the Company’s common stock on the date of issuance. On August 13, 2012 we signed a new agreement and issued an additional 3,000,000 shares of restricted common stock to JPU Ventures.

On March 16, 2012 the Company entered into an agreement with Mark Bergman, a consultant. The contract is for an initial six months term. The shares were valued at $0.02 per share, which was the fair market value of the Company’s common stock on the date of issuance. Under the agreement the consultant’s services include the identification of international markets, funding sources for targeted companies and assistance with overall strategic planning and execution. As compensation under this agreement the Company issued 3 million (3,000,000) free trading unrestricted shares on March 16, 2012.

On December 20, 2011 the Company entered into an agreement for investor relations services with a Consultant. The contract is for a six months term and calls as compensation the issuance of 1,000,000 shares of restricted common stock payable in four tranches of 250,000 each as follows: (I) January 10, 2012 (II) February 10, 2012 (III) March 10, 2012 (IV) April 10, 2012. The shares will be valued and charged to operations on the date they are issued, beginning in 2012. At each issuance date, the fair market value of the shares is adjusted to the actual price on those dates with any adjustments made through our consolidated statements of operations.

On October 4, 2011 the Company issued 200,000 shares of restricted common stock to a consultant as a success fee for obtaining financing in favor of Nutra Pharma. The shares were valued at $0.06 per share, which was the fair market value of the Company’s common stock on the date of issuance.

On July 27, 2011 the Company signed an agreement for investor relations with Synergy Financial, LLC. The contract is for a three months term beginning August 1, 2011 and continuing through November 1, 2011 and is renewable by the Company for an additional three months period. The agreement called for a monthly payment for each of the first three months of $5,000 beginning on August 1, 2011 plus the issuance of 300,000 shares of the Company’s restricted common stock on the signing of the agreement. The shares were valued at $0.06 per share, which was the fair market value of the Company’s common stock on the date of issuance. On October 15, 2011 the Company signed a contract extension agreeing to extend the original contract signed on July 27, 2011 for an additional three (3) months under the same terms. Under this extension the Company agreed to pay Synergy Financial, LLC $5,000 monthly on the first of each month starting in November 2011 plus the issuance of 300,000 shares of the company’s restricted common stock upon the signing of the extension agreement. The Company recorded a charge to operations on October 15, 2011 of $15,000, representing the shares to be issued valued at $0.05 per share which was the fair market value of the Company’s common stock on October 15, 2011. The shares were issued on January 12, 2012. On February 8, 2012, the Company further extended the Agreement for an additional 3 months beginning on Feb 9, 2012 and continuing until May 9, 2012. The new extension required the Company to pay Synergy Financial 500,000 shares of NPHC restricted common stock. On March 23, 2012 both parties agreed that Nutra Pharma would issue Synergy Financial 1 million shares of Nutra Pharma restricted common stock in lieu of $10K cash ($5K that was due on November 1, 2011 and $5K that was due on December 1, 2011). Both parties agree that all monthly compensation included in the contact dated on July 27, 2011 and all additional contract extensions have been satisfied in full.

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

In April 2011, the Company issued 250,000 shares of restricted common stock to Undiscovered Equities, a consultant for investor and public relations services. The agreement is for one year. Three additional tranches of 250,000 shares of restricted common stock shall be earned and issued on July 11, 2011, October 11, 2011 and January 11, 2012. At June 30, 2011, all of the shares of restricted stock under the agreement, one million, were valued at $0.07 per share, which was the fair market value of the Company’s common stock on April 11, 2011, the date of the agreement. At each issuance date, the fair market value of the shares is adjusted to the actual price on those dates with any adjustments made through our consolidated statements of operations.

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

During the twelve months period ended December 31, 2011, the Company issued 16,741,774 shares of common stock to LPC under the stock purchase agreement and received proceeds of $1,280,000. The term of the agreement calls for funding for up to 30 months from the date the agreement is entered into.

Common Stock Held in Escrow

On July 27, 2011 the Company issued 5,714,286 shares of free trading common stock in certificate form which is held in escrow as security under an agreement reached with Liquid Packaging Resources, Inc. (“LPR”) on August 2, 2011 (see Note 7 for details of the settlement agreement).

Common Stock Issued for Debt

At December 31, 2011 the Company owed DRC Partners, LLC $16,239 plus 400,000 shares of restricted common stock under an agreement for investor relations services entered into July 25, 2011. In satisfaction of this debt our President, Rik Deitsch, assigned $175,000 of the debt owed to him by the Company to the principal of DRC Partners, LLC under an agreement dated January 2, 2012. On January 4, 2012 the Company approved the issuance of 7 million shares of the restricted common stock in satisfaction of the debt. The 7 million shares of restricted common stock were issued on January 6, 2012 and valued at $0.0221 per share, which was the fair market value of the Company’s common stock on the date of issuance (See Note 6). In connection with the settlement agreement for debt, the Company recognized the gain on settlement in the amount of $36,539 during the first quarter of 2012.

Common Stock Issued for Settlement of Accounts Payable and Debt

Following the agreement with Redwood (see Note 4 for details of the settlement agreement), conversions for a total of 18,737,894 shares of the Company’s restricted stock satisfying the note in full:

The shares were valued at a total amount of $320,531, which was the fair value of convertible debts on the date of conversion.

Following the agreement with Coventry Enterprises, LLC (see Note 4 for details of the settlement agreement), the conversion for a total of 8,672,090 shares of the company restricted common stock satisfying the note in full was made on March 29, 2012 and issued on April 5, 2012. The shares were valued at $168,889, which was the fair value of convertible debts on the date of conversion.

Other Financing

On February 22, 2012 the Company engaged Capital Path Securities, LLC (“CPS”) as its exclusive advisor on a proposed placement by way of equity line of approximately $10 million dollars ($10,000,000) of the Company’s equity or equity linked securities. All upfront fees have been waived by CPS. The Company will pay CPS a cash placement fee equal to 5% of all principal amounts invested from the source originated by CPS. In addition at such time that the Company files an S-1 registration statement for the equity line of credit facilitated by CPS, the Company will include three million shares (3,000,000) registered in the name of Capital Path Securities, LLC. Additionally, for their services as our investment bankers we issued them an additional 10,000,000 restricted shares on October 26, 2012.

9. STOCK OPTIONS AND WARRANTS

Equity Compensation Plans

On December 3, 2003, the Board of Directors approved the Employee/Consultant Stock Compensation Plan (the "2003 Plan"). The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us, through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 2,500,000. At March 31, 2012, a total of 5,000 shares of common stock were available to be issued under the 2003 Plan. No shares were issued for the three months ended March 31, 2012.

On June 6, 2007 the Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the "2007 Plan"). The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us, through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2007 Plan is 25,000,000. On July 27, 2011 the Company issued 5,714,236 shares to be placed in escrow under a settlement agreement with Liquid Packaging Resources, Inc. dated August 2, 2011. At March 31, 2012, a total of 3,035,715 shares of common stock were available to be issued under the 2007 Employee/Consultant Stock Compensation Plan.

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

No options were issued under the plans during 2011 and first quarter of 2012.

We account for option and stock awards under our option plans in accordance with ASC Topic 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense in our statement of operations for all share-based option and stock awards, based on estimated grant-date fair values.

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

Common Stock Options

A summary of stock options for the three months ended March 31, 2012 and December 31, 2011 is as follows:

Weighted average exercise price
Balance December 31, 2010	1,000,000	$0.20
Exercised	-	$-
Issued	-	$-
Forfeited	(1,000,000)	$0.20
Balance December 31, 2011	-	$-
Exercised	-	$-
Issued	-	$-
Forfeited	-	$-
Balance March 31, 2012	-	$-

Common Stock Warrants

From time to time, we issue warrants to purchase its common stock. These warrants have been issued for cash in conjunction with the private placement of shares of our common stock.

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the three months ended March 31, 2012 and year ended December 31, 2011:

	Number of shares	Weighted average exercise price
Balance December 31, 2010	44,315,000	$0.10
Exercised	-	-
Issued	3,606,667	$0.12
Forfeited	-	-
Balance December 31, 2011	47,921,667	$0.10
Exercised	-	-
Issued	-	0.10
Forfeited	-	-
Balance March 31, 2012	47,921,667	$0.10

The following table summarizes information about fixed-price warrants outstanding as of March 31, 2012:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.10-0.15	47,921,667	0.91 years	$0.10

As of March 31, 2012, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0 and the aggregate intrinsic value of currently exercisable stock options was $0. The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0199 closing stock price of our common stock on March 30, 2012, the last trading day of the first quarter of 2012. There were no in-the-money options or warrants at March 31, 2012.

There was no intrinsic value of options and warrants exercised during the three months ended March 31, 2012 and 2011. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2010, Nutra Pharma entered into an operating lease for the use of office space. The lease expires in January 2013 and requires monthly payments $9,093 and $8,879, respectively, during 2012 and 2011. We incurred rent expense of $102,166 during 2011. Our wholly owned subsidiary, ReceptoPharm leases a lab and entered into an operating lease on May 10, 2010. The lease expires in May of 2012 and was renewed for five years in July of 2012. The lease requires monthly payments of $5,734 during 2011 and $5,616 beginning August 1, 2012. We incurred rent expense of $46,869 and $30,345 during three months ended March 31, 2012 and 2011. Future minimum payments under all lease agreements are as follows:

$ 79,869 in 2013

$ 74,316 in 2014

$ 78,029 in 2015

$ 167,956 in 2016 and thereafter

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

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes. Plaintiffs have moved for partial summary judgment on their claims regarding the additional 1,214,800 shares, but not on their claims regarding the alleged promissory notes or the 1,750,000 alleged shares. In August of 2011, the Plaintiff's motion was partially granted. In September 2012, Recepto Pharm's attorneys filed a Motion to be removed as counsel. Their motion is currently being considered. ReceptoPharm is seeking new counsel to oppose the partial summary judgment. We intend to vigorously contest this matter and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

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

Subsequent to June 30, 2011, at LPR's request, the parties mediated the dispute before LPR responded to the Motion to Dismiss. At the mediation, the parties worked out an agreement whereby Nutra Pharma would purchase from LPR the components LPR purchased from third parties at an amount slightly less than the principal amount of the suit and on terms acceptable to Nutra Pharma. The agreed price was $350,000.00 payable over 7 months in equal $50,000.00 amounts. This agreement was reached by Nutra Pharma because it provided tangible value in exchange for the purchase price rather than incurring the expense of litigation which would likely be substantial and not recouped. While Nutra Pharma had counterclaims it could assert, this was a practical resolution. The settlement allowed Nutra Pharma to take possession of the components prior to full payment and, in exchange, provided security to LPR in the form of Nutra Pharma stock valued at $400,000 at the time of issuance. The stock can only be sold in event of a default of the payment schedule. The litigation was dismissed in August of 2011. The Company made the August, September and November payments (totaling $150,000) in a timely fashion. The Company was late for the payment due October 15, 2011 and requested an accommodation from LPR, eventually paying an extra $5,000 towards that payment. At December 31, 2011, the Company had made total payments of $205,000 with an additional $150,000 owed. In order to allow the Company to skip the December payment, LPR agreed to another accommodation whereby the Company would pay both the December and January payment with an additional $10,000 on or before January 16, 2012. The Company was unable to make this payment and on January 26, 2012 signed an amended payment schedule adding an additional $15,000 for a total of $175,000 owed. The Company's CEO, Rik Deitsch, added additional collateral stock in a separate company that he held personally. $25,000 was paid in January, with subsequent payments of $30,000 due monthly on the 15th of March through the 15th of July, 2012. The Company failed to make the March payment and was subsequently called in default of the Agreement. Under the original agreement, if Nutra Pharma is in default of the agreement, LPR has the right to sell shares of the company’s free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 representing the new total cash amount due to LPR by the Company.

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. It is expected to complete those payments by the end of 2012 to satisfy the obligation in its entirety. Once satisfied, LPR will return all of the Company's collateral shares currently held by LPR's attorney. The Company is currently negotiating with Southridge Partners to arrange a settlement of the debt.

Laurence N. Raymond v. Receptopharm, Inc. et al.

On December 30, 2011 Laurence N. Raymond ("Raymond") brought the case against Receptopharm, Inc. ("Receptopharm") and Nutra Pharma to recover approximately $300,000 that was allegedly either loaned to Receptopharm or owing to Raymond pursuant to an oral employment agreement. The Complaint alleges that Nutra Pharma is jointly liable for Raymond's damages because Receptopharm was allegedly merged into Nutra Pharma. The parties have engaged in settlement discussions. The outcome of this matter is uncertain, no range of potential loss can be estimated and accordingly no effect has been given to any loss above what has already been accrued that may result from the resolution of this matter in the accompanying consolidated financial statements.

Paul F. Reid v, Harold H. Rumph et al.

On December 28, 2011 Paul F. Reid ("Reid") brought the case against Harold H. Rumph ("Rumph"), Receptopharm, and Nutra Pharma to recover approximately $330,000 that was allegedly either loaned to Receptopharm or owing to Reid pursuant to an oral employment agreement, The Complaint alleges that Nutra Pharma is jointly liable for Reid's damages because Receptopharm was allegedly merged into Nutra Pharma. Nutra Pharma has answered the Complaint and specifically denied the validity of several promissory notes forming the basis of Reid's damages. According to Nutra Pharma, Reid may have a claim for approximately $140,000 (which is included in accruals for disputed services), but any amounts above that are not supported by the record. The parties have engaged in limited discovery to date, including the June 2012 deposition of Rumph. The Company will vigorously defend against this action and, in so doing, will attempt to settle this case favorably and accordingly no effect has been given to any loss above what has already been accrued that may result from the resolution of this matter in the accompanying consolidated financial statements

Dustin Travers v, XenaCare Holdings, Inc., et al.

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

Involuntary Petition of Bankruptcy

On August 31, 2012 a Petition for Involuntary Bankruptcy was filed against us by former ReceptoPharm employees and a former consultant to ReceptoPharm in the United States Bankruptcy Court, Southern District of Florida. The Petitioners are claiming a total of $990,927.75 due them in the form of accrued wages and a Note. On October 12, 2012 the Plaintiffs filed an amended Petition, in effect lowering their claims to $816,662.39. We believe that the petition is frivolous and that their claims lack merit. The Company will vigorously defend against this action and accordingly no effect has been given to any loss above what has already been accrued that may result from the resolution of this matter in the accompanying consolidated financial statements.

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

Concentrations

During the three months ended March 31, 2012 and 2011, 0% and 88%, respectively, of our sales were to a single customer.

11. OTHER SUBSEQUENT EVENTS

OTC:BB Delinquency Notification

On May 7, 2012 the Company’s securities were removed from quotation on the OTC Bulletin Board (“OTCBB”) as a result of the failure to file its annual report, Form 10-K, by the due date of May 17, 2012, which includes the 30-day grace period allowed. The Company is also delinquent in the filing of its first, second and third quarter 10-Q reports.

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

Other Subsequent Issuances

Description		Month of Issuance	Number of Shares

Shares issued to JPU Ventures, Inc. for investor relations services		August	3,000,000

Shares issued upon conversion of note payable	(Note 5)	September	7,500,000

To our Directors and employees		October	24,000,000

To vendors as satisfaction for 2012 services and materials		October	29,500,000

To ten investors for cash of $.01 per share (warrants to purchase our common stock for $0.10 per share were also issued – the warrants expire on December 13, 2014)		October	28,400,000

Shares issuable under five separate agreements for marketing services		October	15,100,000

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending March 31, 2012, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the first quarter of 2012 has focused upon marketing our fully developed three homeopathic drugs for the treatment of pain:

•	Cobroxin®, an over the counter pain reliever designed to treat moderate to severe (Stage 2) chronic pain; and
•	Nyloxin™ (Stage 2 Pain) and Nyloxin™ Extra Strength (Stage 3 Pain).

We will continue this focus during the remainder of 2012.

During our first quarter of 2012 and thereafter, the following has occurred:

In October of 2012, we purchased an advertisement for Nyloxin™ in Musculoskeletal Health – a special section of the Washington Post. The advertisement ran alongside an article featuring Jeff Gottfurcht, the first Rheumatoid Arthritis sufferer to conquer Everest. Mr. Gottfurcht began using Nyloxin™ while training for his Everest expedition and found it so effective in relieving the pain from his Rheumatoid Arthritis that he was able to stop using other medications with potentially serious side effects. He began his Everest climb in late March, 2011 and despite adverse weather conditions, reached the summit on May 14, 2011 using Nyloxin™ every day to manage his RA symptoms.

In October of 2012, we purchased an advertisement for Nyloxin™ in the USA Today Sports, World Series 2012 Collector's Edition Magazine.

In September of 2012 we began distributing Nyloxin™ through TCN International, a Network Marketing Company. TCN distributes products and software applications to approximately 400,000 independent agents in more than 30 countries, including more than 40,000 agents in the United States.

In March of 2012, we engaged LWR Partners, a select team experienced in branding, advertising and media deployment. LWR connects brands to customers through a suite of digital products that includes SMS Mobile, Email, Social Media, Online Video, Web Advertising and Point of Decision media. LWR Partners have created and guided traditional brands like The Die Hard Battery, Taster’s Choice Coffee, Jimmy Dean Sausage and currently works with The “Seeds of Freedom” Foundation, Commerce Science Corporation and many new top quality Brands. LWR Partners is headquartered in Boca Raton, Florida. LWR will be working with us to create a unified brand strategy for Nyloxin™ and work to build on-line sales of the product.

Cobroxin®

We offer Cobroxin®, our over-the-counter pain reliever that has been clinically proven to treat moderate to severe (Stage 2) chronic pain. Cobroxin® was developed by ReceptoPharm, our drug discovery arm and wholly owned subsidiary. Cobroxin® is not currently being marketed. In August 2009, we completed an agreement with XenaCare Holdings (“XenaCare”) granting it the exclusive license to market and distribute Cobroxin® within the United States. In mid-October 2009, XenaCare began selling Cobroxin® online through its product website, www.Cobroxin.com.

In November 2009, XenaCare began selling Cobroxin® to brick-and-mortar retailers, including distribution to CVS in March 2010 and Walgreens in May 2010. On April 1, 2011, we notified our Cobroxin® Distributor, XenaCare that they were in breach of our agreement. As a result of this, the distribution agreement was terminated effective April 10, 2011. XenaCare had a large stock of the product that they had ordered from us and we have allowed them to continue to market their existing inventory of Cobroxin®. In October, 2011 we discontinued their website at www.Cobroxin.com. All current traffic to that website is now redirected to www.Nyloxin.com. We plan to begin manufacturing, marketing and distributing Cobroxin® again when funding is available.

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

Nyloxin™/Nyloxin™ Extra Strength

Nyloxin™ and Nyloxin™ Extra Strength are similar to Cobroxin® in that they both contain the same active ingredient as Cobroxin®, Asian cobra venom.  The primary difference between Nyloxin™, Nyloxin™ Extra Strength and Cobroxin® is the dilution level of the venom. The approximate dilution levels for Nyloxin™, Nyloxin™ Extra Strength and Cobroxin® are as follows:

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

In September of 2012 we began distributing Nyloxin™ through TCN International, a Network Marketing Company. TCN distributes products and software applications to approximately 400,000 independent agents in more than 30 countries, including more than 40,000 agents in the United States.

We are currently marketing Nyloxin™ and Nyloxin™ Extra Strength as treatments for moderate to severe chronic pain. Nyloxin™ is available as an oral spray for treating back pain, neck pain, headaches, joint pain, migraines, and neuralgia and as a topical gel for treating joint pain, neck pain, arthritis pain, and pain associated with repetitive stress. Nyloxin™ Extra Strength is available as an oral spray and gel application for treating the same physical indications, but is aimed at treating the most severe (Stage 3) pain that inhibits one’s ability to function fully.

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

In March of 2012, we engaged LWR Partners, a select team experienced in branding, advertising and media deployment. LWR connects brands to customers through a suite of digital products that includes SMS Mobile, Email, Social Media, Online Video, Web Advertising and Point of Decision media. LWR Partners have created and guided traditional brands like The Die Hard Battery, Taster’s Choice Coffee, Jimmy Dean Sausage and currently works with The “Seeds of Freedom” Foundation, Commerce Science Corporation and many new top quality Brands. LWR Partners is headquartered in Boca Raton, Florida. LWR will be working with us to create a unified brand strategy for Nyloxin™ and work to build on-line sales of the product.

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

Derivative Financial Instrument: We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based simple derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments at inception and subsequent valuation dates. For complex embedded derivatives, we use a Dilution-Adjusted Black-Scholes method to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Results of Operations – Comparison of Three Months Periods Ended March 31, 2012 and March 31, 2011

Net sales for the three months period ended March 31, 2012 are $14,934 compared to $120,273 for the three months period ended March 31, 2011.  The decrease in net sales is primarily attributable to a significant decrease in Cobroxin® sales, from $106,078 for the quarter ended March 31, 2011 compared to $0 for the quarter ended March 31, 2012, and the decrease of the sales of Nyloxin™, from $14,195 for the quarter ended March 31, 2011 to $14,934 for the quarter ended March 31, 2012.

Cost of sales for the three-month period ended March 31, 2012 is $3,010 compared to $31,527 for the three-month period ended March 31, 2011.  Our cost of sales includes the direct costs associated with Cobroxin® and Nyloxin™  manufacturing. Our gross profit margin for the three-month period ended March 31, 2012 is $11,924 or 80% compared to $88,746 or 74% for the three-month period ended March 31, 2011.   The increase in our profit margin is due primarily to a decrease in the direct costs of components associated with manufacturing.

Selling, general and administrative expenses (“SG&A”) increased $57,707 or 9% from $677,558 for the quarter ended March 31, 2011 to $735,265 for the quarter ended March 31, 2012. Advertising, consulting, legal and professional fees decreased.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services. Also included in SG&A expenses is stock based compensation expense, which increased $201,771 or 95% from $212,500 for the three months period ending March 31, 2011 to $414,271 for the three months period ending March 31, 2012. In addition, during the three months ended March 31, 2012 we recorded an expense of $100,000 related to a debt default.

Research and development expenses decreased $5,956 or 69.9% from $8,517 for the quarter ended March 31, 2011 to $2,561 for the comparable 2012 period.  Our research expenses are related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound, RPI-78.

Interest expense increased $16,543 or 79.1%, from $20,901 for the quarter ended March 31, 2011 to $37,444 for the comparable 2012 period.  This increase was due to an overall increase in short term indebtedness in the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.

As a result of the foregoing, our net loss increased by $450,185 or 71%, from $638,230 for the quarter ended March 31, 2011 to $1,088,415 for the comparable 2012 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated financial statements for the period ended March 31, 2012, we have an accumulated deficit of $35,119,920 and working capital and stockholders’ deficits of $3,944,575 and $3,904,930, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations.  These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand.   During the three month period ended March 31, 2012, we borrowed an additional $74,716 from Mr. Deitsch and repaid him $7,978. In addition Mr. Deitsch assigned $175,000 of the debt to a third party on January 2, 2012. As of March 31, 2012, we owe Mr. Deitsch $636,807. Included in this amount is $304,055 of accrued interest.

Subsequent to March 31, 2012 and through September 30, 2012, the Company received additional advances from its President, Rik Deitsch in the amount of $76,421 and repaid Mr. Deitsch $9,478.  The amount owed to Mr. Deitsch at September 30, 2012 was $725,544, which includes $317,873 of accrued interest

During the three months ended March 31, 2012, we raised $144,000 of which $29,000 was received through issuance of short term notes and $115, 000 of which was received through issuance of convertible notes. Subsequent to March 31, 2012, we raised $444,000 through the sale of restricted stocks.

We expect to utilize the proceeds from these funds and additional capital to manufacture Cobroxin® and Nyloxin™, and reduce our debt level.  We estimate that we will require approximately $450,000 to fund our existing operations and ReceptoPharm’s operations through December 31st.  These costs include: (i) compensation for three (3) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

Uncertainties and Trends

Our operations and possible revenues are dependent now and in the future upon the following factors:

☐	whether Cobroxin®, Nyloxin™, and Nyloxin™ Extra Strength will be accepted by retail establishments where they are sold;

☐	because Cobroxin® is a novel approach to the over-the-counter pain market, whether it will be accepted by consumers over conventional over-the-counter pain products;

☐	whether our international drug applications will be approved and in how many countries;

☐	whether we will be successful in marketing Cobroxin®, Nyloxin™ and Nyloxin™ Extra Strength in our target markets and create nationwide and international visibility for our products;

☐	whether our drug delivery system, i.e. oral spray and gel, will be accepted by consumers who may prefer a pain pill delivery system;

☐	whether competitors’ pain products will be found to be more attractive to consumers;

☐	whether we successfully develop and commercialize products from our research and development activities;

☐	whether we compete effectively in the intensely competitive biotechnology area;

☐	whether we successfully execute our planned partnering and out-licensing products or technologies;

☐	whether the current economic downturn and related credit and financial market crisis will adversely affect our ability to obtain financing, conduct our operations and realize opportunities to successfully bring our technologies to market;

☐	whether we are subject to litigation and related costs in connection with use of products;

☐	whether we will successfully contract with domestic distributor(s)/advertiser(s) for our products and whether that will cause interruptions in our operations;

☐	whether we comply with FDA and other extensive legal/regulatory requirements affecting the healthcare industry.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

☐	An obligation under a guarantee contract.

☐	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets.

☐	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.

☐	Any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements or commitments (other than the potential effect of certain legal contingencies) that have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2012, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2012, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of March 31, 2012. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

During the first quarter we continued the enhancement of our internal controls. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Shelter Developers of America vs. ReceptoPharm, Inc.

On June 7, 2012 Shelter Developers of America enforced a Writ of Possession against ReceptoPharm as a result of ReceptoPharm’s failure to pay its obligations under the lease agreement dated May 10, 2010 between ReceptoPharm and Shelter Developers of America. On July 9, 2012 the Company issued a bank draft in the amount of $38,934.90 in satisfaction of all amounts owed under the lease, including legal fees. On July 9, 2012 ReceptoPharm entered into a new lease agreement with Shelter Developers of America for a five year period beginning on August 1, 2012. The lease calls for monthly payments for year 1 in the amount of $5,616.87.

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

We incurred net losses of $4,397,198 for the 12 months ended December 31, 2011. In addition we have net losses of $1,088,415 for the three months ended March 31, 2012. We anticipate that these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Cobroxin® and Nyloxin™ products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have a limited revenue producing history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. As a result, at December 31, 2011 we had an accumulated deficit of $34,031,505.

We have incurred operating losses of $1,088,415 during the three months ended March 31, 2012. As a result, at March 31, 2012 we had an accumulated deficit of $35,119,920. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Cobroxin® and Nyloxin™ products.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At March 31, 2012 we had a working capital deficit of $3,944,575 and a negative cash flow from operations of approximately $200,000. We have insufficient financial resources to fund our operations.

Additionally, as of March 31, 2012 we have borrowed $636,807, net, from our Chief Executive Officer.

If we do not raise the necessary working capital, our operations and potential revenues will be negatively affected.

Our Chief Executive Officer may be unwilling or unable to continue funding our operations.

Our Chief Executive Officer has historically funded our operations by providing loans to us. As of March 31, 2012, we owe Mr. Deitsch $636,807. Mr. Deitsch may be unwilling or unable to fund our operations in the future. If we have no other source of funding and we are unable to secure additional loans from Mr. Deitsch, our operations will be negatively affected.

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

To date, sales of Cobroxin® have been limited and inconsistent. We had no sale of Cobroxin® during the last quarter of 2010. During 2011 we sold $78,888 of Cobroxin® during the first quarter and $189 during the fourth quarter. We had no sale of Cobroxin® during the second, third quarter of 2011, and the first quarter of 2012.

To date, sales of Nyloxin™ have been limited and inconsistent. During the first quarter of 2012, we sold $14,934 of Nyloxin™. During 2011, we sold $41,386, $6,020, $7,072 and $12,090 of Nyloxin™ during the first, second, third and fourth quarter. If we cannot achieve sufficient sales levels of our Cobroxin® and Nyloxin™ products or we are unable to secure financing our operations will be negatively affected.

We have a limited history of generating revenues on which to evaluate our potential for future success and to determine if we will be able to execute our business plan; accordingly, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our total sales of Nyloxin™ from January 1, 2011 to December 31, 2011 are $66,568. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company Our total sales of Cobroxin® from November 2009 until December 31, 2011 are $1,989,314. We had no sale of Cobroxin® during the second, third quarter of 2011, and the first quarter of 2012. During the first quarter of 2012 we had sales of Nyloxin™ of $14,934. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company. These risks include:

☐	our ability to effectively and efficiently market and distribute our products;
☐	our ability to obtain market acceptance of our current products and future products that may be developed by us; and
☐	our ability to sell our products at competitive prices which exceed our per unit costs.

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

Among other things, our efforts to expand our sales of Cobroxin® and Nyloxin™ will be adversely affected if:

☐	we are unable to attract sufficient customers to the products we offer in light of the price and other terms required in order for us to attain the level of profitability that will enable us to continue to pursue our growth strategy;
☐	adequate penetration of new markets at reasonable cost becomes impossible limiting the future demand for our products below the level assumed by our business plan;
☐	we are unable to scale up manufacturing to meet product demand, which would negatively affect our revenues and brand name recognition;
☐	we are unable to meet regulatory requirements in the intellectual marketplace that would otherwise allow us for wider distribution; and
☐	we are unable to meet FDA regulatory requirements that would potentially expand our product base and potential revenues.

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

Our intellectual property, including patents, is our key asset. We currently have 21 patents that we either own or have the rights to from third parties. 16 of these patents have been approved and 5 are pending. Competitors may be able to design around our patents for our Cobroxin® and Nyloxin™ products and compete effectively with us. The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial. We cannot assure you that:

☐	pending and future patent applications will result in issued patents,
☐	patents licensed by us will not be challenged by competitors,
☐	our patents, licensed and other proprietary rights from third parties will not result in costly litigation;
☐	pending and future patent applications will result in issued patents,
☐	the patents or our other intellectual property will be found to be valid or sufficiently broad to protect these technologies or provide us with a competitive advantage,
☐	if we are sued for patent infringement, whether we will have sufficient funds to defend our patents, and
☐	we will be successful in defending against future patent infringement claims asserted against our products.

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

Our common stock is quoted on the over-the-counter (“OTC”) Pink Market, which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

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

As of March 31, 2012, we had outstanding 369,581,567 shares of common stock, of which our principal shareholder/executive officer owns 64,072,500, which are subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any our non-affiliates, who have held restricted common stock for at least one year, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After two years, a non-affiliate may sell without any restrictions.

An affiliate may sell after one year with the following restrictions: (i) we are current in our filings, (ii) certain manner of sale provisions, (iii) filing of Form 144, and (iv) volume limitations limiting the sale of shares within any three-month period to a number of shares that does not exceed 1% of the total number of outstanding shares. A person who has ceased to be an affiliate at least three months immediately preceding the sale and who has owned such shares of common stock for at least one year is entitled to sell the shares under Rule 144 without regard to any of the limitations described above.

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

The market price of our common stock has been and is expected to be highly volatile. Any of the following factors could affect the market price of our common stock:

☐	our failure to generate revenue,
☐	our failure to achieve and maintain profitability,
☐	short selling activities,

☐	the sale of a large amount of common stock by our shareholders including those who invested prior to commencement of trading,
☐	actual or anticipated variations in our quarterly results of operations,
☐	announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments,
☐	the loss of major customers or product or component suppliers,
☐	the loss of significant business relationships,
☐	our failure to meet financial analysts’ performance expectations,
☐	changes in earnings estimates and recommendations by financial analysts, or
☐	changes in market valuations of similar companies.

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

On July 27, 2011 the Company signed an agreement for investor relations with Synergy Financial, LLC. The contract is for a three months term beginning August 1, 2011 and continuing through November 1, 2011 and is renewable by the Company for an additional three months period. The agreement called for a monthly payment for each of the first three months of $5,000 beginning on August 1, 2011 plus the issuance of 300,000 shares of the Company’s restricted common stock on the signing of the agreement. The shares were valued at $0.06 per share, which was the fair market value of the Company’s common stock on the date of issuance. On October 15, 2011 the Company signed a contract extension agreeing to extend the original contract signed on July 27, 2011 for an additional three (3) months under the same terms. Under this extension the Company agreed to pay Synergy Financial, LLC $5,000 monthly on the first of each month starting in November 2011 plus the issuance of 300,000 shares of the company’s restricted common stock upon the signing of the extension agreement. The Company recorded a charge to operations on October 15, 2011 of $15,000, representing the shares to be issued valued at $0.05 per share which was the fair market value of the Company’s common stock on October 15, 2011. The shares were issued on January 12, 2012. On February 8, 2012, the Company further extended the Agreement for an additional 3 months beginning on Feb 9, 2012 and continuing until May 9, 2012. The new extension required the Company to pay Synergy Financial 500,000 shares of NPHC restricted common stock. On March 23, 2012 both parties agreed that Nutra Pharma would issue Synergy Financial 1 million shares of Nutra Pharma restricted common stock in lieu of $10K cash ($5K that was due on November 1, 2011 and $5K that was due on December 1, 2011). Both parties agree that all monthly compensation included in the contact dated on July 27, 2011 and all additional contract extensions have been satisfied in full.

On December 20, 2011 the Company entered into an agreement for investor relations services with a Consultant. The contract is for a six months term and calls as compensation the issuance of 1,000,000 shares of restricted common stock payable in four tranches of 250,000 each as follows: (I) January 10, 2012 (II) February 10, 2012 (III) March 10, 2012 (IV) April 10, 2012. The shares will be valued and charged to operations on the date they are issued, beginning in 2012. At each issuance date, the fair market value of the shares is adjusted to the actual price on those dates with any adjustments made through our consolidated statements of operations.

In the third quarter 2011, the Company sold an aggregate of 4,760,000 shares of restricted common stock to six investors at a per share price of $0.025 and received $111,000 in cash and a subscription receivable for $8,000 (collected in the first quarter of 2012). As a result of administrative delays the shares were not issued until the first quarter of 2012 and are thus recorded as common stock issuable in the accompanying balance sheet. The investors also received a total of 1,940,000 warrants to purchase common stock at an exercise price of $0.10 per share: 940,000 warrants expire on December 31, 2013 and 1,000,000 warrants expire on December 31, 2014.

At December 31, 2011 the Company owed DRC Partners, LLC $16,239 plus 400,000 shares of restricted common stock under an agreement for investor relations services entered into July 25, 2011. In satisfaction of this payable our President assigned $175,000 of the debt we owed to him to the principal of DRC Partners, LLC under an agreement dated January 2, 2012. On January 4, 2012 the Company approved the issuance of 7,000,000 shares of its restricted common stock in satisfaction of the payable, and issued such shares on January 6, 2012.

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

At December 31, 2011 the Company owed Post Graduate Healthcare Education, LLC (“Post Graduate”) $109,500 representing the balance of a total debt of $149,500. On February 3, 2012 Post Graduate assigned the debt to Redwood Management, LLC for $54,750. At such time, the total debt assigned to Redwood was $188,608. On February 3, 2012 under a Securities Settlement Agreement, the Company issued a Convertible Debenture to Redwood in the amount of $188,608 payable within six months with interest at 6% annum. The full amount of principal and interest was due at maturity unless the Debenture was converted to shares of common stock. The debt was convertible into shares of the Company’s common stock at 75% of the lowest closing price, determined on the then current trading market for the Company’s common stock, during the 15 trading days prior to conversion. Following the agreement Redwood made conversions for a total of 18,737,894 shares of the company’s restricted stock satisfying the note in full.

At December 31, 2011 the Company owed Alera Technologies, Inc. (“Alera”) $65,040 representing the balance of a purchase order for the production of Nyloxin™ products. On March 22, 2012 Alera assigned the debt to Coventry Enterprises, LLC (“Coventry”) in exchange for cash of $65,040. On March 22, 2012, the Company issued a one year Convertible Redeemable Note to Coventry for such amount. $65,040. Prior to its conversion, the note carried interest of 8% per annum and allowed Coventry to convert all or any amount of the note balance into shares of the Company's common stock at a conversion price equal to 55% of the average of the daily volume weighted average prices of the common stock for the 3 trading days with the lowest volume weighted average prices during the 20 trading days immediately preceding the conversion date. The note was converted on April 5, 2012 with the issuance of 8,672,090 shares of the company restricted common stock, satisfying the note in full.

On February 3, 2012 the Company issued a Convertible Debenture in the amount of $40,000 to Redwood Management, LLC. The note carries interest at 12% and is due on February 13, 2013, unless previously converted into shares of restricted common stock. Redwood Management, LLC has the right to convert the note, until is no longer outstanding into shares of Common Stock at a price of 50% of the lowest closing price, determined on the then current trading market for the Company’s common stock, during the 15 trading days prior to conversion (the “Set Price”). On September 12, 2012, TCN International (“TCN”) completed the purchase and transfer of this note including penalties and unpaid interest, for the sum of $52,500. Upon the request of TCN, the Board of Directors of the Company approved the conversion of these notes into 7,500,000 shares of its restricted common stock at the recent low bid of $0.007 per share. Furthermore, Redwood Management, LLC has acknowledged the full payment of the Note, in favor of Nutra Pharma Corporation and released Nutra Pharma Corporation from all obligations under the Note.

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

In February 2012, the Company issued 15,720,000 shares to our Directors and employees for services rendered.

In March 2012, the Company issued 3,000,000 shares to JPU Ventures, Inc. for services related to Investor Relations.

In August 2012, the Company issued 3,000,000 shares to JPU Ventures, Inc. for services related to Investor Relations.

In March 2012, the Company issued 3,000,000 shares to Marc Bergman for services related to sales and markeintg consulting as well as International registrations of our products.

In October 2012, the Company issued 24,000,000 shares to our Directors and employees for services rendered.

In October 2012, the Company issued 29,500,000 shares to vendors as satisfaction for services and materials.

In October 2012, the Company issued 28,400,000 in a private placement of restricted company stock to ten investors at $0.01 per share (warrants to purchase our common stock for $0.10 per share were also issued – the warrants expire on December 13, 2014). The total amount received in this financing was $284,000.

On February 22, 2012 the Company engaged Capital Path Securities, LLC (“CPS”) as its exclusive advisor on a proposed equity raise of approximately $10,000,000. All upfront fees have been waived by CPS. The Company will pay CPS a cash placement fee equal to 5% of all principal amounts invested from the source originated by CPS. Additionally, for their services as our investment bankers we issued them 10,000,000 restricted shares in October 2012.

On March 16, 2012 the Company borrowed $75,000 under a secured convertible Promissory Note from Southridge Partners II, LLC. The note was due November 16, 2012 and carries interest at 8% annum. Southridge Partners II, LLC was entitled after six months to convert all or a portion of the principal and interest accrued into shares of common stock at a conversion price of each share equal to the Market Price multiplied times 70%. The Market Price is equal to the average of the two lowest bids closing prices for the five trading days ending before the conversion date. On October 29, 2012, Southridge converted this note into 6,416,733 restricted shares of stock.

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

NUTRA PHARMA CORP. Registrant

Dated: November 21, 2012	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer

