Form 10-Q
period 2012-06-30
NUTRA PHARMA CORP
filed 2012-12-03
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of November 26, 2012 there were 522,134,676 shares of common stock.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Subscription receivable	-	8,000
Inventory-net	117,800	117,800
Prepaid expenses and other current assets	7,086	32,375
Total current assets	124,886	158,175
Property and equipment, net	47,005	54,509
Other assets	16,621	16,621
TOTAL ASSETS	$188,512	$229,305

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Checks drawn in excess of cash	$15,757	$-
Accounts payable	928,085	1,098,452
Accrued expenses	978,349	951,073
Due to officers	823,399	850,529
Other debt	1,371,866	1,211,863
Total current liabilities	4,117,456	4,111,917

Derivative Warrant Liability	11,500	28,833

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 385,217,943 shares issued and 379,503,657 shares outstanding at June 30, 2012, 321,027,959 shares issued and 315,313,673 shares outstanding at December 31, 2011	385,218	321,027
Common stock issuable	-	139,834
Additional paid-in capital	30,828,522	29,659,199
Accumulated deficit	(35,154,184)	(34,031,505)
	-	-
Total stockholders' deficit	(3,940,444)	(3,911,445)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$188,512	$229,305

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$16,301	$279,176	$31,235	$399,449

Cost of sales	3,356	61,543	6,366	93,070
Gross profit	12,945	217,633	24,869	306,379

Other costs and expenses:

Selling, general and administrative - including stock based compensation	195,497	766,123	830,761	1,443,681
Research and development	485	61,467	3,046	69,984
Interest expense	37,747	27,589	75,191	48,490
Total costs and expenses	233,729	855,179	908,998	1,562,155
Net Loss from Operations	(220,784)	(637,546)	(884,129)	(1,255,776)

Other Income(Expenses)
Change in fair value of derivatives	86,519	39,500	(25,461)	19,500
Gain(loss) on settlement of debt and accounts payable	-	-	(213,090)	-
	86,519	39,500	(238,551)	19,500
Net Loss	$(134,265)	$(598,046)	$(1,122,680)	$(1,236,276)

Per share information - basic and diluted:
Loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	378,909,897	293,893,427	364,384,662	288,901,797

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Cash Flows

Six Months Ended June 30,

(Unaudited)

	2012	2011

Net cash used in operating activities	$(259,456)	$(1,026,238)

Cash flows from investing activities:
Acquisition of property and equipment	-	(1,028)

Cash flows from financing activities:
Repayment of stockholder loans	(7,978)	(433,303)
Proceeds from subscription receivables	8,000
Loans from stockholders	140,434	442,720
Proceeds from convertible notes	115,000	-
Proceeds from notes payable	29,000	50,000
Repayments of notes payable	(25,000)	-
Common stocks issued for cash	-	75,000
Proceeds from common stock purchase agreement	-	920,000
Net cash provided by financing activities	259,456	1,054,417

Net (decrease) increase in cash	-	27,151
Cash - beginning of period	-	-

Cash - end of period	$-	$27,151

Supplemental Cash Flow Information:
Cash paid for interest	$40,001	$3,834
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:
Fair value of warrants issued	$-	$200,000
Note issued in settlement of payable	$253,648	$-
Shares issued to satisfy debt	$680,659	$-
Stock issued for deferred compensation	$-	$544,000

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Notes to Consolidated Financial Statements

June 30, 2012

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

Liquidity and Going Concern

Our consolidated financial statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $35,154,184 at June 30, 2012. In addition, we had respective working capital and stockholders’ deficits at June 30, 2012 of $3,992,570 and $3,940,444.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate, and in our particular situation because our securities have been removed from quotation on the OTC Bulletin Board.

As of June 30, 2012, we had no cash. We currently do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding, however proceeds from such funding have not been sufficient to execute our business plan. Our plans are to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

Use of Estimates

The preparation of the accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for the periods presented. Significant estimates include our ability to continue as going concern, the recoverability of inventories and long-lived assets, and the valuation of stock-based compensation and certain debt and warrant liabilities. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which would be recorded in the period in which they become known.

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

Inventories

Inventories, which are stated at the lower of average cost or market, consist mostly of raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand. If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs are charged to cost of goods sold. We performed evaluations of our inventory during the six months ended June 30, 2012 and believe no allowance is needed with respect to the raw venom.

Financial Instruments and Concentration of Credit Risk

Our financial instruments include cash, accounts receivable, accounts payable, accrued expenses, loans payable, due to officers and derivative financial instruments. Other than certain warrant and convertible instruments (derivative financial instruments) and liabilities to related parties (for which it was impracticable to estimate fair value due to uncertainty as to when they will be satisfied and a lack of similar type transaction in the marketplace), we believe the carrying values of our financial instruments approximate their fair values because they are short term in nature or payable on demand. Our derivative financial instruments are carried at a measured fair value.

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

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At June 30, 2012, we believe the carrying values of our long-lived assets are recoverable.

Advertising

All advertising costs are expensed as incurred. Advertising costs were $8,004 and $40,261 for the three months ended June 30, 2012 and 2011, respectively, and $18,004 and $58,816 for the six months ended June 30, 2012 and 2011, respectively.

Research and Development

Research and development is charged to operations as incurred. For the six months ended June 30, 2012 and 2011, we incurred research and development expenses of approximately $485 and $61,467 for the three months ended June 30, 2012 and 2011, respectively, $3,046 and $69,984 for the six months ended June 30, 2012 and 2011, respectively.

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

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of June 30, 2012:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$11,500	$–	$–	$11,500
Convertible Notes at Fair Value	$342,866			$342,866

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the six months ended June 30, 2012 and the year ended December, 31, 2011:

	Six months Ended	Year Ended
	June 30,	December 31,
Description	2012	2011

Beginning balance	$28,833	$109,500
Purchases, issuances, and settlements	-	-
Total gain included in earnings (1)	(17,333)	(80,667)

Ending balance	$11,500	$28,833

(1) The gain for the six months ended June 30, 2012 related to the revaluation of our warrant liability is included in “Change in fair value of derivatives” in the accompanying consolidated statement of operations.

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

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of June 30, 2012

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Anti- Dilution Adjusted Price	%	Look-back Period

2011	$90,500	8.00%	30%	$0.0055-$0.029	58%	10 days
2012	368,648	6%-12%	n/a	$0.0070-$0.0137	50%-75%	5 to 20 Days
Total	$459,148

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the three months and six months ended June 30, 2012 and 2011 for the Convertible Notes

	Three months ended June 30,		Six months ended June 30,
Description	2012	2011	2012	2011

Beginning balance	$413,158	$-	$206,863	$-
Purchases, issuances, and settlements	-	-	368,648	-
Day one loss on value of hybrid instrument	-	-	314,896	-
(Gain) loss from change in fair value	(45,949)	-	(58,121)	-
Conversion to common stock	(24,343)	-	(489,420)	-
Ending balance	342,866	-	342,866	-

3. SETTLEMENT OF ACCOUNTS AND NOTE PAYABLE

Redwood Management Agreement – Bank of America and Post Graduate Healthcare Education, LLC

At December 31, 2011 the Company owed Bank of America $79,108 representing the balance of a credit line originated on September 28, 2006. On January 4, 2012 Bank of America assigned and sold this debt to Great Plains Capital Corporation (“Great Plains”). On February 3, 2012 Great Plains assigned the debt to Redwood Management, LLC (“Redwood”) for consideration of $34,108.

At December 31, 2011 the Company owed Post Graduate Healthcare Education, LLC (“Post Graduate”) $109,500 representing the balance of a total debt of $149,500. On February 3, 2012 Post Graduate assigned the debt to Redwood Management, LLC for consideration of $54,750.

The total amount of the Company’s debt assigned to Redwood was $188,608. On February 3, 2012 under a Securities Settlement Agreement, the Company issued a Convertible Debenture to Redwood for $188,608 payable within six months with interest at 6% annum. The full amount of principal and interest was due at maturity unless the Debenture was converted to shares of common stock in accordance with the debenture agreement, whereby such debenture could be converted into shares of our common stock at a price equal to 75% of the lowest closing price (determined on the then current trading market for our common stock) during the 15 trading days prior to conversion. Following the agreement Redwood accepted 18,737,894 shares of our restricted stock as satisfaction for the note on September 12, 2012.

Coventry Enterprises, LLC – Alera Technologies, Inc.

At December 31, 2011 the Company owed Alera Technologies, Inc. (“Alera”) $65,040 representing the balance of a purchase order for the production of Nyloxin™ products. On March 22, 2012 Alera assigned the rights to the debt to Coventry Enterprises, LLC (“Coventry”) in exchange for a payment to Alera by Coventry of $65,040.

On March 22, 2012 the Company issued a Convertible Redeemable Note in favor of Coventry in the amount of $65,040 bearing interest of 8% annum. Coventry was entitled to convert all or any amount of the this note into shares of the Company's common stock (the "Common Stock") at a conversion price ("Conversion Price") for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during the 20 trading days immediately preceding the Conversion Date. The note was satisfied on April 5, 2012 in exchange for 8,672,090 shares of restricted Common Stock.

The Company elected to account for these hybrid contracts under the guidance of ASC 815-15-25-4. The fair value has been defined as the common stock equivalent value, enhanced by the fair value of the default put plus the present value of the coupon.

In connection with the issuance of these convertible notes payable, the Company recognized the change in fair value of derivatives in the amount of $21,789 and loss on settlement of accounts payable of $213,090 during the six months ended June 30, 2012.

4. DUE TO OFFICERS

At June 30, 2012 and December 31, 2011, the balance due to officers consisted of the following:

	June 30, 2012	December 31, 2011

An unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. The loan balance at June 30, 2012 and December 31, 2011, respectively, include accrued interest payable of $310,611 and $297,980.	$709,080	$738,993

A loan from Paul Reid, the President of ReceptoPharm bearing interest at a rate of 5% per annum, due on demand and secured by certain intellectual property of ReceptoPharm having a zero cost at June 30, 2012 and December 31, 2011.	114,319	111,536

Ending balances	$823,399	$850,529

During the six months ended June 30, 2012, we borrowed $140,434 and repaid $7,978 to Mr. Deitsch. In addition Mr. Deitsch assigned $175,000 of the debt to a third party on January 2, 2012.

5. OTHER DEBT

Other debt (all short-term) consists of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Note payable – Related Party (1)	$200,000	$200,000

Notes payable – Non Related Parties (2)	829,000	805,000
Convertible notes payable, at fair value (3)	342,866	206,863

Ending balances	$1,371,866	$1,211,863

(1)	During the third quarter of 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement this loan was expected to be repaid in six months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. At June 30, 2012 and December 31, 2011, we owed this director accrued interest of $70,075 and $54,423, respectively.

(2)	At June 30, 2012, the balance consisted of the following loans:

•	In May 2011, the Company received two loans for a total of $50,000 from non-related parties. These loans were expected to be repaid no later than December 31, 2011, along with interest calculated at 10% for the first month plus 12% after 30 days from funding. These loans are guaranteed by an officer of the Company. The Company was unable to repay the loans and they continue to accrue interest. At June 30, 2012 and December 31, 2011, the accrued interest payable was $12,523 and $8,899, respectively.

•	In September and October 2011, the Company borrowed $250,000 (aggregating $500,000) each from two non-related parties. The principal of these loans was to be repaid with a balloon payment on or before October 1, 2012. On October 19, 2012 the parties amended the notes to include a conversion feature that would allow them to convert some or all of their outstanding notes into restricted Company stock at a 15% discount to the average closing market price of the Company's stock traded over the previous 5 days. The Company will also issue a total of 4,000,000 restricted shares to the note holders per the amendment. Interest on these loans is payable monthly beginning in November 2011 with interest calculated at 20% and 12%, each, respectively. At June 30, 2012 and December 31, 2011, the accrued interest was $6,666.

•	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), the Company agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments. On January 26, 2012, we signed the first amendment to the settlement agreement whereunder we agreed to pay $175,000 which was the balance outstanding at December 31, 2011 (this includes a $25,000 penalty for non-payment).

The Company repaid $25,000 during the three months ended March 31, 2012. The Company did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 5,714,326 shares of the Company’s free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). The $100,000 default was expensed during the quarter ended March 31, 2012. On June 11, 2012, LPR sold the note to Southridge Partners, LLP (“Southridge”). Once satisfied, LPR will return all of the Company's collateral shares currently held by LPR's attorney. The Company is currently negotiating with Southridge Partners to arrange a settlement of the debt. The balance due LPR at June 30, 2012 is $250,000.

•	On March 22, 2012 the Company issued a promissory note to the Michael McDonald Trust in the amount of $75,000. $25,000 of the funds were received during the first quarter of 2012. The remaining amount of $50,000 was received during the third quarter of 2012. The note is due and payable on the date that is six months from the execution and funding of the note. Interest is based on a rate of three (3%) percent per month to be accrued from the later of the date of the note or receipt of funds until all principal has been paid. In August 2012, McDonald Trust sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. We expect to complete those payments by the end of 2012 to satisfy the obligation in its entirety. The Company is currently negotiating with Southridge Partners to arrange a settlement of the debt.

•	On March 26, 2012, the Company issued a promissory note to Southridge Partners II, LP in the amount of $4,000. The term of the note was 45 days and bears a flat interest of $500. The note is currently due and payable for the full amount of $4,500. On October 26, 2012 Southridge converted the note into 497,238 shares of restricted common stock in full satisfaction of the note.

(3)	Convertible Notes – At Fair Value

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

At June 30, 2012 and December 31, 2011, this convertible note payable, at fair value, was recorded at $89,371 and $120,044.

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

At June 30, 2012 and December 31, 2011, this convertible note payable, at fair value, was recorded at $ $61,914 and $86,819.

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

At June 30, 2012, this convertible note payable, at fair value, was recorded at $86,372.

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

At June 30, 2012, this convertible note payable, at fair value, was recorded at $105,209.

The Company elected to account for these hybrid contracts under the guidance of ASC 815-15-25-4. The fair value has been defined as the common stock equivalent value, enhanced by the fair value of the default put plus the present value of the coupon.

In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $100,914 and $103,244, respectively at June 30, 2012 and December 31, 2011 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a loss on the derivative financial instrument. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in other expense or other income on the Company’s statement of operations. Accordingly, the Company recognized the change in fair value of derivative in the amount of $79,909 and $13,119 during the six months ended June 30, 2012 and the year of 2011.

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

On October 26, 2012 Southridge converted the note into 5,919,495 shares of the Company's restricted common stock

6. STOCKHOLDERS' DEFICIT

Shares Issued to Employees and Directors

On February 3, 2012 the Board of Directors approved a resolution for the issuance of a total of 15,720,000 shares of the Company’s restricted common stock to the Directors and Employees of the Company. The issuance was valued at $0.0165 per share, which was the fair market value of the Company’s common stock on the date of issuance.

Common Stock Issued for Services

On March 21, 2012 the Company issued 3,000,000 shares of the Company’s restricted common stock to JPU Ventures, Inc. under an agreement dated March 19, 2012. The agreement is for investor relations services and is for a six months term beginning March 19, 2012. The shares were valued at $0.0186 per share, which was the fair market value of the Company’s common stock on the date of issuance. On August 13, 2012 we signed a new agreement and issued an additional 3,000,000 shares of restricted common stock to JPU Ventures.

On March 16, 2012 the Company entered into an agreement with Mark Bergman, a consultant. The contract is for an initial six months term. The shares were valued at $0.02 per share, which was the fair market value of the Company’s common stock on the date of issuance. Under the agreement the consultant’s services include the identification of international markets, funding sources for targeted companies and assistance with overall strategic planning and execution. As compensation under this agreement the Company issued 3,000,000 free trading, unrestricted shares on March 16, 2012.

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

On July 27, 2011 the Company signed an agreement for investor relations services with Synergy Financial, LLC. The contract is for a three months term beginning August 1, 2011 and continuing through November 1, 2011 and is renewable by the Company for an additional three months period. The agreement called for a monthly payment for each of the first three months of $5,000 beginning on August 1, 2011 plus the issuance of 300,000 shares of the Company’s restricted common stock on the signing of the agreement. The shares were valued at $0.06 per share, which was the fair market value of the Company’s common stock on the date of issuance. On October 15, 2011 the Company signed a contract extension agreeing to extend the original contract signed on July 27, 2011 for an additional three (3) months under the same terms. Under this extension the Company agreed to pay Synergy Financial, LLC $5,000 monthly on the first of each month starting in November 2011 plus the issuance of 300,000 shares of the company’s restricted common stock upon the signing of the extension agreement. The Company recorded a charge to operations on October 15, 2011 of $15,000, representing the shares to be issued valued at $0.05 per share which was the fair market value of the Company’s common stock on October 15, 2011. The shares were issued on January 12, 2012. On February 8, 2012, the Company further extended the Agreement for an additional 3 months beginning on Feb 9, 2012 and continuing until May 9, 2012. The new extension required the Company to pay Synergy Financial 500,000 shares of NPHC restricted common stock. On March 23, 2012 both parties agreed that Nutra Pharma would issue Synergy Financial 1 million shares of Nutra Pharma restricted common stock in lieu of $10K cash ($5K that was due on November 1, 2011 and $5K that was due on December 1, 2011). Both parties agree that all monthly compensation included in the contact dated on July 27, 2011 and all additional contract extensions have been satisfied in full.

On July 25, 2011 the Company signed an agreement for investor relations services with DRC Partners, LLC. The contract is on a month to month basis and calls for monthly payments of $5,000 in cash and 100,000 shares of restricted stock on the first day of each month of service, beginning August 1, 2011. The Company issued 100,000 shares of restricted common stock on August 22, 2011. The shares were valued at $0.06 per share, which was the fair market value of the Company’s common stock on the date of issuance. The Company did not issue additional shares under this contract. The Company entered into a separate agreement in January of 2012 for the settlement of the outstanding shares owed to DRC Partners, LLC for 400,000 shares.

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

Common Stock Issued for Settlement of Accounts Payable & Debt

Following the agreement with Redwood, conversions were made for a total of 18,737,894 shares of the Company’s restricted stock, satisfying the note in full. The shares were valued at a total amount of $320,531, which was the fair value of convertible debts on the date of conversion.

Following the agreement with Coventry Enterprises, LLC, the conversion for a total of 8,672,090 shares of the company restricted common stock satisfying the note in full was made on March 29, 2012 and issued on April 5, 2012. The shares were valued at $168,889, which was the fair value of convertible debts on the date of conversion.

Other Financing

On February 22, 2012 the Company engaged Capital Path Securities, LLC (“CPS”) as its exclusive advisor on a proposed placement by way of an equity line of approximately ten million dollars ($10,000,000) of the Company’s equity or equity linked securities. All upfront fees have been waived by CPS. The Company will pay CPS a cash placement fee equal to 5% of all principal amounts invested from the source originated by CPS. In addition at such time that the Company files an S-1 registration statement for the equity line of credit facilitated by CPS, the Company will include three million shares (3,000,000) registered in the name of Capital Path Securities, LLC. Additionally, for their services as our investment bankers we issued them an additional 10,000,000 restricted shares on October 26, 2012.

7. STOCK OPTIONS AND WARRANTS

Equity Compensation Plans

On December 3, 2003, the Board of Directors approved the Employee/Consultant Stock Compensation Plan (the "2003 Plan"). The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us, through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 2,500,000. At June 30, 2012, a total of 5,000 shares of common stock were available to be issued under the 2003 Plan. No shares were issued for the six months ended June 30, 2012.

On June 6, 2007 the Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the "2007 Plan"). The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us, through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2007 Plan is 25,000,000. On July 27, 2011 the Company issued 5,714,286 shares to be placed in escrow under a settlement agreement with Liquid Packaging Resources, Inc. dated August 2, 2011. At June 30, 2012, a total of 3,035,715 shares of common stock were available to be issued under the 2007 Employee/Consultant Stock Compensation Plan.

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

No options were issued under the plans during 2011 and six months ended June 30, 2012.

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

Common Stock Options

A summary of stock options for the three months ended June 30, 2012 and December 31, 2011 is as follows:

Weighted average exercise price
Balance December 31, 2010	1,000,000	$0.20
Exercised	-	$-
Issued	-	$-
Forfeited	(1,000,000)	$0.20
Balance December 31, 2011	-	$-
Exercised	-	$-
Issued	-	$-
Forfeited	-	$-
Balance June 30, 2012	-	$-

Common Stock Warrants

From time to time, we issue warrants to purchase its common stock. These warrants have been issued for cash in conjunction with the private placement of shares of our common stock.

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the six months ended June 30, 2012 and year ended December 31, 2011:

	Number of shares	Weighted average exercise price
Balance December 31, 2010	44,315,000	$0.10
Exercised	-	-
Issued	3,606,667	$0.12
Forfeited	-	-
Balance December 31, 2011	47,921,667	$0.10
Exercised	-	-
Issued	-	0.10
Forfeited	-	-
Balance June 30, 2012	47,921,667	$0.10

The following table summarizes information about fixed-price warrants outstanding as of June 30, 2012:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.10-0.15	47,921,667	0.66 years	$0.10

As of June 30, 2012, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0 and the aggregate intrinsic value of currently exercisable stock options was $0. The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.009 closing stock price of our common stock on June 29, 2012, the last trading day of the second quarter of 2012. There were no in-the-money options or warrants at June 30, 2012.

There was no intrinsic value of options and warrants exercised during the six months ended June 30, 2012 and 2011. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options.

8. COMMITMENTS AND CONTINGENCIES

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. We expect to complete those payments by the end of 2012 to satisfy the obligation in its entirety. Once satisfied, LPR will return all of the Company's collateral shares currently held by LPR's attorney. The Company is currently negotiating with Southridge Partners to arrange a settlement of the debt.

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

9. SUBSEQUENT EVENTS

Other Subsequent Issuances

Description	Month of Issuance	Number of Shares

Shares issued to JPU Ventures, Inc. for investor relations services	August	3,000,000

Shares issued upon conversion of notes payable	October	33,916,733

To our Directors and employees	October	24,000,000

To vendors as satisfaction for 2012 services and materials	October	18,500,000

To ten investors for cash of $.01 per share (warrants to purchase our common stock for $0.10 per share were also issued – the warrants expire on December 13, 2014)	October	38,400,000

Shares issuable under five separate agreements for marketing services	October	15,100,000

Shares issuable to loan two loan holders	November	4,000,000

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending June 30, 2012, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

During our first and second quarter of 2012 and thereafter, the following has occurred:

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

Results of Operations – Comparison of Three Months Periods Ended June 30, 2012 and June 30, 2011

Net sales for the three months period ended June 30, 2012 are $16,301 compared to $279,276 for the three months period ended June 30, 2011.  The decrease in net sales is primarily attributable to a significant decrease in Nyloxin sales. Our entire product sales during the three months ended June 30, 2012 and 2011 was related to the sales of Nyloxin; there were no sales of Cobroxin.

Cost of sales for the three-month period ended June 30, 2012 is $3,356 compared to $61,543 for the three-month period ended June 30, 2011.  Our cost of sales includes the direct costs associated with Nyloxin™  manufacturing. Our gross profit margin for the three-month period ended June 30, 2012 is $12,945 or 79.4% compared to $217,633 or 78.0% for the three-month period ended June 30, 2011.   The increase in our profit margin is due primarily to a decrease in the direct costs of components associated with manufacturing.

Selling, general and administrative expenses (“SG&A”) decreased $570,626 or 74.5% from $766,123 for the quarter ended June 30, 2011 to $195,497 for the quarter ended June 30, 2012, generally due to a decrease in advertising, consulting, legal and professional fees.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services. Also included in SG&A expenses is stock based compensation expense, which decreased $185,583 or 100% from $185,583 for the three months period ending June 30, 2011 to $0 for the three months period ending June 30, 2012.

Research and development expenses decreased $60,982 or 99.2% from $61,467 for the quarter ended June 30, 2011 to $485 for the comparable 2012 period.  Our research expenses are related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound, RPI-78.

Interest expense increased $10,158 or 36.8%, from $27,589 for the quarter ended June 30, 2011 to $37,747 for the comparable 2012 period.  This increase was due to an overall increase in short term indebtedness in the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended June 30, 2012 and 2011, the liability related to these hybrid instruments fluctuated, resulting in a gain of $86,519 and $39,500, respectively.

As a result of the foregoing, our net loss decreased by $463,781 or 77.5%, from $598,046 for the quarter ended June 30, 2011 to $134,265 for the comparable 2012 period.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011

Net sales for the six months ended June 30, 2012 are $31,235 compared to $399,449 for the six months ended June 30, 2011.  The decrease in sales is primarily attributable to an overall decrease in sales of Nyloxin™.  Our entire product sales of $31,235 during the six months ended June 30, 2012 was related to sales of Nyloxin™; there were no sales of Cobroxin®.

Cost of sales for the six months ended June 30, 2012 is $6,366 compared to $93,070 for the six months ended June 30, 2011.  Our cost of sales includes the direct costs associated with Cobroxin® and Nyloxin™ manufacturing. Our gross profit margin for the six months ended June 30, 2012 is $24,869 or 79.6% compared to $306,379 or 76.7% for the six months ended June 30, 2011. The increase in our profit margin is due primarily to a decrease in the direct costs of components associated with manufacturing.

Selling, general and administrative expenses (“SG&A”) decreased  $612,920 or 42.5% from $1,443,681 for the six months ended June 30, 2011 to $830,761  for the six months ended June 30, 2012, generally due to a decrease in advertising, consulting, legal and professional fees.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services. Also included in SG&A expenses is stock based compensation expense, which increased $14,938 or 3.8% from $398,083 for the six months  ended June 30, 2011 to $413,021 for the six months ended June 30, 2012.

Research and development expenses decreased $66,938 or 95.6% from $69,984 for the six months ended June 30, 2011 to $3,049 for the comparable 2012 period.  Our research expenses are related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound, RPI-78.

Interest expense increased $26,701 or 55.1%, from $48,490 for the six months ended June 30, 2011 to $75,191 for the comparable 2011 period.  This increase was due to an overall increase in short term indebtedness for the six months ended June 30, 2012 compared to the comparable period in 2011.

We carry certain of our debentures and common stock warrants at fair value. For the six months ended June 30, 2012 and 2011, the liability related to these hybrid instruments fluctuated, resulting in a loss of $25,461 and a gain of $19,500, respectively.

Our net loss decreased by $113,596 or 9.2%, from $1,236,276 for the six months ended June 30, 2011 to $1,122,680 for the comparable 2011 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated financial statements for the period ended June 30, 2012, we have an accumulated deficit of $35,154,184 and working capital and stockholders’ deficits of $3,992,570 and $3,940,444, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations.  These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand.   During the six month period ended June 30, 2012, we borrowed an additional $140,434 from Mr. Deitsch and repaid him $7,978. In addition Mr. Deitsch assigned $175,000 of the debt to a third party on January 2, 2012. As of June 30, 2012, we owe Mr. Deitsch $709,080. Included in this amount is $310,611 of accrued interest.

Subsequent to June 30, 2012 and through September 30, 2012, the Company received additional advances from its President, Rik Deitsch in the amount of $10,704 and repaid Mr. Deitsch $1,500.  The amount owed to Mr. Deitsch at September 30, 2012 was $725,544, which includes $317,873 of accrued interest

During the six months ended June 30, 2012, we raised $144,000 of which $29,000 was received through issuance of short term notes and $115, 000 of which was received through issuance of convertible notes. Subsequent to June 30, 2012, we raised $444,000 through the sale of restricted stock.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate, and in our particular situation because our securities have been removed from quotation on the OTC Bulletin Board.

As of June 30, 2012, we had no cash. We currently do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding, however proceeds from such funding have not been sufficient to execute our business plan. Our plans are to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

We expect to utilize the proceeds from anticipated funding to manufacture Cobroxin® and Nyloxin™.  We estimate that we will require approximately $300,000 to fund our existing operations and ReceptoPharm’s operations through December 31st.  These costs include: (i) compensation for three (3) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

We do not have any off-balance sheet arrangements or commitments not disclosed elsewhere that have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2012, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2012, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of June 30, 2012. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

During the second quarter we continued the enhancement of our internal controls. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

OTC: BB Delinquency Notification

On May 7, 2012, our securities were removed from quotation on the OTC Bulletin Board (“OTCBB”) as a result of our failure to file its annual report, Form 10-K, by the due date of May 17, 2012, which includes the 30-day grace period allowed. We were also delinquent in the filing of our first, second and third quarter 10-Q reports. Pursuant to National Association of Securities Dealers (“NASD”) Rule 6530, OTCBB issuers that are cited for filing delinquency three times in a 24-month period and those removed for failure to file two times in a 24-month period will be ineligible for quotation by an NASD member and shall not be eligible for quotation until the issuer has timely filed in a complete form all required annual and quarterly reports due in a one-year period.

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

After June 30, 2011, at LPR's request, the parties mediated the dispute before LPR responded to the Motion To Dismiss. At the mediation, the parties worked out an agreement whereby we would purchase from LPR the components LPR purchased from third parties at an amount slightly less than the principal amount of the suit and on terms acceptable to us. The agreed price was $350,000.00 payable over 7 months in equal $50,000.00 amounts. This agreement was reached by us because it provided tangible value in exchange for the purchase price rather than incurring the expense of litigation, which would likely be substantial and not recouped. While we had counterclaims we could assert, we believe this was a practical resolution. The settlement allowed us to take possession of the components prior to full payment and, in exchange, provided security to LPR in the form of our stock valued at $400,000 at the time of issuance. The stock can only be sold in event of a default of the payment schedule. The litigation was dismissed in August of 2011. We made the August, September and November payments (totaling $150,000) in a timely fashion. We were late for the payment due October 15, 2011 and requested an accommodation from LPR, eventually paying an extra $5,000 towards that payment. At December 31, 2011, we had made total payments of $205,000 with an additional $150,000 owed. In order to allow us to skip the December payment, LPR agreed to another accommodation whereby we would pay both the December and January payment with an additional $10,000 on or before January 16, 2012. We were unable to make this payment and on January 26, 2012 signed an amended payment schedule adding an additional $15,000 for a total of $175,000 owed. Our CEO, Rik Deitsch, added additional collateral stock in a separate company that he held personally. $25,000 was paid in January, with subsequent payments of $30,000 due monthly on the 15th of March through the 15th of July, 2012. We failed to make the March payment and were subsequently called in default of the Agreement. Under the original agreement, if we are in default of the agreement, LPR has the right to sell shares of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 representing the new total cash amount due to LPR by the Company.

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

We incurred net losses of $4,397,198 for the 12 months ended December 31, 2011. In addition we have net losses of $134,265 and $1,122,680 for the three and six months ended June 30, 2012. We anticipate that these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Cobroxin® and Nyloxin™ products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have a limited revenue producing history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. As a result, at December 31, 2011 we had an accumulated deficit of $34,031,505.

We have incurred operating losses of $134,265 and $1,122,680 during the three and six months ended June 30, 2012. As a result, at June 30, 2012 we had an accumulated deficit of $35,154,184. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Cobroxin® and Nyloxin™ products.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At June 30, 2012 we had a working capital deficit of $3,992,570 and a negative cash flow from operations of approximately $260,000. We have insufficient financial resources to fund our operations.

Additionally, as of June 30, 2012 we have borrowed $709,080 from our Chief Executive Officer.

If we do not raise the necessary working capital, our operations and potential revenues will be negatively affected.

Our Chief Executive Officer may be unwilling or unable to continue funding our operations.

Our Chief Executive Officer has historically funded our operations by providing loans to us. As of June 30, 2012, we owe Mr. Deitsch $709,080. Mr. Deitsch may be unwilling or unable to fund our operations in the future. If we have no other source of funding and we are unable to secure additional loans from Mr. Deitsch, our operations will be negatively affected.

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

To date, sales of Cobroxin® have been limited and inconsistent. We had no sale of Cobroxin® during the last quarter of 2010. During 2011 we sold $78,888 of Cobroxin® during the first quarter and $189 during the fourth quarter. We had no sale of Cobroxin® during the second, third quarter of 2011, and the first and second quarter of 2012.

To date, sales of Nyloxin™ have been limited and inconsistent. During the first and second quarter of 2012, we sold $14,934 and $16,301 of Nyloxin™. During 2011, we sold $41,386, $6,020, $7,072 and $12,090 of Nyloxin™ during the first, second, third and fourth quarter. If we cannot achieve sufficient sales levels of our Cobroxin® and Nyloxin™ products or we are unable to secure financing our operations will be negatively affected.

We have a limited history of generating revenues on which to evaluate our potential for future success and to determine if we will be able to execute our business plan; accordingly, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our total sales of Nyloxin™ from January 1, 2011 to December 31, 2011 are $66,568. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company Our total sales of Cobroxin® from November 2009 until December 31, 2011 are $1,989,314. We had no sale of Cobroxin® during the second, third quarter of 2011, and the first and second quarter of 2012. During the first and second quarter of 2012 we had sales of Nyloxin™ of $14,934 and $16,301, respectively. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company. These risks include:

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

As of June 30, 2012, we had outstanding 379,503,657 shares of common stock, of which our principal shareholder/executive officer owns 64,072,500, which are subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any our non-affiliates, who have held restricted common stock for at least one year, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After two years, a non-affiliate may sell without any restrictions.

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

In October 2012, the Company issued 38,400,000 in a private placement of restricted company stock to ten investors at $0.01 per share (warrants to purchase our common stock for $0.10 per share were also issued – the warrants expire on December 13, 2014). The total amount received in this financing was $384,000.

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

NUTRA PHARMA CORP.
Registrant

Dated: December 3, 2012	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer

