Form 10-Q
period 2012-09-30
NUTRA PHARMA CORP
filed 2012-12-05
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending September 30, 2012, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results of to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

1

NUTRA PHARMA CORP.

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$9,115	$-
Subscription receivable	-	8,000
Inventory-net	117,800	117,800
Prepaid expenses and other current assets	4,000	32,375

Total current assets	130,915	158,175

Property and equipment, net	43,260	54,509
Other assets	16,621	16,621

TOTAL ASSETS	$190,796	$229,305

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$850,772	$1,098,452
Accrued expenses	969,677	951,073
Due to officers	841,223	850,529
Other debt	1,464,020	1,211,863

Total current liabilities	4,125,692	4,111,917

Derivative Warrant Liability	17,333	28,833

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
388,217,943 shares issued and 382,503,657 shares outstanding at September 30, 2012	388,218	321,027
321,027,959 shares issued and 315,313,673 shares outstanding at December 31, 2011
Common stock issuable	270,000	139,834
Additional paid-in capital	30,846,522	29,659,199
Accumulated deficit	(35,456,969)	(34,031,505)

Total stockholders' deficit	(3,952,229)	(3,911,445)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$190,796	$229,305

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Condensed Statements of Operations

(Unaudied)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$13,221	$251,830	$44,456	$651,279

Cost of sales	4,260	88,476	10,626	181,546
Gross profit	8,961	163,354	33,830	469,733

Other costs and expenses:
Selling, general and administrative	213,987	791,776	1,044,748	2,235,457
Research and development	-	17,255	3,046	87,239
Interest expense	39,772	23,248	114,963	71,738
Total costs and expenses	253,759	832,279	1,162,757	2,394,434
Net Loss from Operations	(244,798)	(668,925)	(1,128,927)	(1,924,701)

Other Income (Expenses)
Change in fair value of derivatives	(57,986)	7,167	(83,447)	26,667
Gain (loss) on settlement of debt and accounts payable	-	-	(213,090)	-
	(57,986)	7,167	(296,537)	26,667
Net Loss	$(302,784)	$(661,758)	$(1,425,464)	$(1,898,034)

Per share information - basic and diluted:
Loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding	381,086,075	300,561,055	371,289,580	292,830,924

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Condensed Statements of Cash Flows

Nine Months Ended September 30,

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net cash used in operating activities	$(569,545)	$(1,912,629)

Cash flows from investing activities:
Acquisition of property and equipment	-	(1,028)

Cash flows from financing activities:
Repayment of stockholder loans	(9,478)	(688,425)
Proceeds from sale of common stock	270,000	159,500
Proceeds from payment of subscription receivable	8,000	-
Loans from stockholders	151,138	613,720
Proceeds from convertible notes	115,000	-
Proceeds from notes payable	79,000	575,000
Repayments of notes payable	(35,000)	-
Proceeds from common stock purchase agreement	-	1,280,000
Net cash provided by financing activities	578,660	1,939,795

Net (decrease) increase in cash	9,115	26,138
Cash - beginning of period	-	-

Cash - end of period	$9,115	$26,138

Supplemental Cash Flow Information:
Cash paid for interest	$61,076	$33,868
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:
Fair value of warrants issued	$-	$200,000
Note issued in settlement of payable	$253,648	$-
Shares issued to satisfy debt	$680,659	$-
Stock issued for deferred compensation	$-	$544,000

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nutra Pharma Corp. ("Nutra Pharma"), is a holding company that owns intellectual property and operates in the biotechnology industry. Nutra Pharma incorporated under the laws of the state of California on February 1, 2000, under the original name of Exotic-Bird.com.

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

Liquidity and Going Concern

Our consolidated financial statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $35,456,969 at September 30, 2012. In addition, we had respective working capital and stockholders’ deficits at September 30, 2012 of $3,994,777 and $3,952,229.

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

As of September 30, 2012, we had no material cash balances. We currently do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding, however proceeds from such funding have not been sufficient to execute our business plan. Our plans are to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

Inventories

Inventories, which are stated at the lower of average cost or market, consist mostly of raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand. If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs are charged to cost of goods sold. We performed evaluations of our inventory during the nine months ended September 30, 2012 and believe no allowance is needed with respect to the raw venom.

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

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At September 30, 2012, we believe the carrying values of our long-lived assets are recoverable.

Advertising

All advertising costs are expensed as incurred. Advertising costs were $2,500 and $31,487 for the three months ended September 30, 2012 and 2011, respectively, and $20,504 and $90,303 for the nine months ended September 30, 2012 and 2011, respectively.

Research and Development

Research and development is charged to operations as incurred. We incurred research and development expenses of $0 and $17,255 for the three months ended September 30, 2012 and 2011, respectively, and $3,046 and $87,239 for the nine months ended September 30, 2012 and 2011, respectively.

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

The following table summarizes our financial instruments measured at fair value as of September 30, 2012:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$17,333	$–	$–	$17,333
Convertible Notes at Fair Value	$395,020			$395,020

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012 and the year ended December, 31, 2011:

	Nine months Ended	Year Ended
	September 30,	December 31,
Description	2012	2011

Beginning balance	$28,833	$109,500
Purchases, issuances, and settlements	-	-
Total gain included in earnings (1)	(11,500)	(80,667)

Ending balance	$17,333	$28,833

(1) The gain related to the revaluation of our warrant liability is included in “Change in fair value of derivatives” in the accompanying consolidated statement of operations.

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

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of September 30, 2012

				Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face		Default Interest	Anti- Dilution Adjusted		Look-back
Issuance Year	Amount	Interest Rate	Rate	Price	%	Period

2011	$90,500	8.00%	30%	$0.0055-$0.029	58%	10 days
2012	368,648	6%-12%	n/a	$0.0070-$0.0137	50%-75%	5 to 20 Days
Total	$459,148

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012 and 2011 for the Convertible Notes

	Nine months ended September 30,
	2012	2011
Description
Beginning balance	$206,863	$109,500
Purchases, issuances, and settlements	368,648	-
Day one loss on value of hybrid instrument	314,896	-
(Gain) loss from change in fair value	(5,967)	(26,667)
Conversion to common stock	(489,420)	-
Ending balance	$395,020	$82,833

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

The total amount of the Company’s debt assigned to Redwood was $188,608. On February 3, 2012 under a Securities Settlement Agreement, the Company issued a Convertible Debenture to Redwood for $188,608 payable within six months with interest at 6% annum. The full amount of principal and interest was due at maturity unless the Debenture was converted to shares of common stock in accordance with the debenture agreement, whereby such debenture could be converted into shares of our common stock at a price equal to 75% of the lowest closing price (determined on the then current trading market for our common stock) during the 15 trading days prior to conversion. Following the agreement Redwood accepted 18,737,894 shares of our restricted stock as satisfaction for the note.

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

In connection with the issuance of these convertible notes payable, the Company recognized the change in fair value of derivatives in the amount of $21,789 and loss on settlement of accounts payable of $213,090 during the nine months ended September 30, 2012.

4. DUE TO OFFICERS

At September 30, 2012 and December 31, 2011, the balance due to officers consisted of the following:

	September 30, 2012	December 31, 2011

An unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. The loan balance at September 30, 2012 and December 31, 2011, respectively, includes accrued interest payable of $317,790 and $297,980.	$725,464	$738,993

A loan from Paul Reid, the President of ReceptoPharm bearing interest at a rate of 5% per annum, due on demand and secured by certain intellectual property of ReceptoPharm having a zero interest rate at September 30, 2012 and December 31, 2011.	115,759	111,536

Ending balances	$841,223	$850,529

During the nine months ended September 30, 2012, we borrowed $151,138 from and repaid $9,478 to Mr. Deitsch. In addition, Mr. Deitsch assigned $175,000 of the debt to a third party on January 2, 2012.

5. OTHER DEBT

Other debt (all short-term) consists of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Note payable – Related Party (1)	$190,000	$200,000

Notes payable – Non Related Parties (2)	879,000	805,000
Convertible notes payable, at fair value (3)	395,020	206,863

Ending balances	$1,464,020	$1,211,863

(1)	During the third quarter of 2010 we borrowed $200,000 from one of our directors. We repaid $10,000 during the third quarter of 2012. Under the terms of the loan agreement this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. At September 30, 2012 and December 31, 2011, we owed this director accrued interest of $78,259 and $54,423, respectively.

(2)	At September 30, 2012, the balance consisted of the following loans:

•	In May 2011, the Company received two loans for a total of $50,000 from non-related parties. These loans were expected to be repaid no later than December 31, 2011, along with interest calculated at 10% for the first month plus 12% after 30 days from funding. These loans are guaranteed by an officer of the Company. The Company was unable to repay the loans and they continue to accrue interest. At September 30, 2012 and December 31, 2011, the accrued interest payable was $14,417 and $8,899, respectively.

•	In September and October 2011, the Company borrowed $250,000 each (aggregating $500,000) from two non-related parties. The principal of these loans was to be repaid with a balloon payment on or before October 1, 2012. On October 19, 2012 the parties amended the notes to include a conversion feature that would allow the holders to convert some or all of their outstanding notes into restricted Company stock at a 15% discount to the average closing market price of the Company's stock traded over the previous 5 days. The Company will also issue a total of 4,000,000 restricted shares to the note holders per the amendment. Interest on these loans is payable monthly beginning in November 2011 with interest calculated at 20% and 12%, each, respectively. At September 30, 2012 and December 31, 2011, the accrued interest was $6,666 at each period end.

•	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), the Company agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments and on January 26, 2012, we signed the first amendment to the settlement agreement whereunder we agreed to pay $175,000 which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment).

The Company repaid $25,000 during the three months ended March 31, 2012. The Company did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 5,714,326 shares of the Company’s free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). The $100,000 default was expensed during the quarter ended March 31, 2012. On June 11, 2012, LPR sold the note to Southridge Partners, LLP (“Southridge”). Once the debt is satisfied, LPR will return all of the Company's collateral shares currently held by LPR's attorney. The Company is currently negotiating with Southridge Partners to arrange a settlement of the debt. The balance due LPR at September 30, 2012 is $250,000.

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

Convertible Note Payable Dated October 27, 2011 at Fair Value

On October 27, 2011 the Company entered into a convertible note payable with a corporation. The convertible note payable, with a face value of $53,000, bears interest at 8.0% per annum and was due on July 31, 2012. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a variable conversion price which is 58% multiplied by the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower. The conversion feature is subject to full-ratchet, anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price. The holder has the option to redeem the convertible note payable for cash in the event of defaults or certain other contingent events (the “Default Put”).

At September 30, 2012 and December 31, 2011, this convertible note payable, at fair value, was recorded at $105,361 and $120,044.

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

At September 30, 2012 and December 31, 2011, this convertible note payable, at fair value, was recorded at $74,548 and $86,819.

During October 2012, both of these notes were acquired by a third party from Asher Enterprises for an aggregate amount of $100,000, and then converted into 20,000,000 restricted common shares at $0.005 per share.

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

At September 30, 2012, this convertible note payable, at fair value, was recorded at $109,386.

Convertible Note Payable Dated March 16, 2012 at Fair Value

On March 16, 2012 the Company signed a secured convertible Promissory Note in the amount of $75,000 in favor of Southridge Partners II, LLC. The note was due November 16, 2012 and carries interest at 8% annum. Southridge Partners II, LLC was entitled after nine months to convert all or a portion of the principal and interest accrued into shares of common stock at a conversion price of each share equal to the Market Price multiplied times 70%. (the “conversion price”). The Market Price is equal to the average of the two lowest bids closing prices for the five trading days ending before the conversion date. In the evaluation of these financing arrangements, the Company concluded that these conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events that are not associated with the convertible note payable.

At September 30, 2012, this convertible note payable, at fair value, was recorded at $105,725.

The Company elected to account for these hybrid contracts under the guidance of ASC 815-15-25-4. The fair value has been defined as the common stock equivalent value, enhanced by the fair value of the default put plus the present value of the coupon.

In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $100,914 and $103,244, respectively at September 30, 2012 and December 31, 2011 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a loss on the derivative financial instrument. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in other expense or other income on the Company’s statement of operations. Accordingly, the Company recognized the change in fair value of derivative in the amount of $27,756 and $13,119 during the nine months ended September 30, 2012 and the year of 2011.

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

On October 26, 2012, Southridge converted the note into 5,919,495 shares of the Company's restricted common stock

6. STOCKHOLDERS' DEFICIT

Private Placements of Common Stock

In the third quarter 2012, the Company sold an aggregate of 27,000,000 shares of restricted common stock to one investor at a price of $0.01 per share and received $270,000. As a result of administrative delays the shares were not issued until October 2012 and are thus recorded as common stock issuable in the accompanying consolidated balance sheet. The Company issued a total of 27,000,000 warrants to purchase common stock at an exercise price of $0.10 per share in October 2012. The warrants expire on December 31, 2014.

Shares Issued to Employees and Directors

On February 3, 2012 the Board of Directors approved a resolution for the issuance of a total of 15,720,000 shares of the Company’s restricted common stock to the Directors and Employees of the Company. The issuance was valued at $0.0165 per share, which was the fair market value of the Company’s common stock on the date of issuance.

Common Stock Issued for Services

During March and August, 2012 the Company issued a total of 6,000,000 shares of the Company’s restricted common stock to JPU Ventures, Inc. under an agreement dated March 19, 2012 and August 13, 2012. The agreement was for investor relations services for a six months term. The shares were valued at $0.0186 and $0.007 per share, which was the fair market value of the Company’s common stock on the date of issuance.

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

On December 20, 2011 the Company entered into an agreement for investor relations services with a Consultant. The contract was for a six months term and calls as compensation the issuance of 1,000,000 shares of restricted common stock payable in four tranches of 250,000 each as follows: (I) January 10, 2012 (II) February 10, 2012 (III) March 10, 2012 (IV) April 10, 2012. The shares were valued and charged to operations on the dates they were issued. At each issuance date, the fair market value of the shares was adjusted to the actual price on those dates with any adjustments made through our consolidated statements of operations.

On July 27, 2011 the Company signed an agreement for investor relations services with Synergy Financial, LLC. The contract was for a three months term beginning August 1, 2011 and continuing through November 1, 2011 and was renewable by the Company for an additional three months period. The agreement called for a monthly payment for each of the first three months of $5,000 beginning on August 1, 2011 plus the issuance of 300,000 shares of the Company’s restricted common stock on the signing of the agreement. The shares were valued at $0.06 per share, which was the fair market value of the Company’s common stock on the date of issuance. On October 15, 2011 the Company signed a contract extension agreeing to extend the original contract signed on July 27, 2011 for an additional three (3) months under the same terms. Under this extension the Company agreed to pay Synergy Financial, LLC $5,000 monthly on the first of each month starting in November 2011 plus the issuance of 300,000 shares of the company’s restricted common stock upon the signing of the extension agreement. The Company recorded a charge to operations on October 15, 2011 of $15,000, representing the shares to be issued valued at $0.05 per share which was the fair market value of the Company’s common stock on October 15, 2011. The shares were issued on January 12, 2012. On February 8, 2012, the Company further extended the Agreement for an additional 3 months beginning on Feb 9, 2012 and continuing until May 9, 2012. The new extension required the Company to pay Synergy Financial 500,000 shares of NPHC restricted common stock. On March 23, 2012 both parties agreed that Nutra Pharma would issue Synergy Financial 1 million shares of Nutra Pharma restricted common stock in lieu of $10K cash ($5K that was due on November 1, 2011 and $5K that was due on December 1, 2011). Both parties agree that all monthly compensation included in the contact dated on July 27, 2011 and all additional contract extensions have been satisfied in full.

On July 25, 2011 the Company signed an agreement for investor relations services with DRC Partners, LLC. The contract was on a month to month basis and calls for monthly payments of $5,000 in cash and 100,000 shares of restricted stock on the first day of each month of service, beginning August 1, 2011. The Company issued 100,000 shares of restricted common stock on August 22, 2011. The shares were valued at $0.06 per share, which was the fair market value of the Company’s common stock on the date of issuance. The Company did not issue additional shares under this contract. The Company entered into a separate agreement in January of 2012 for the settlement of the outstanding shares owed to DRC Partners, LLC for 400,000 shares.

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

Common Stock Issued for Debt

At December 31, 2011 the Company owed DRC Partners, LLC $16,239 plus 400,000 shares of restricted common stock under an agreement for investor relations services entered into July 25, 2011. In satisfaction of this debt our President, Rik Deitsch, assigned $175,000 of the debt owed to him by the Company to the principal of DRC Partners, LLC under an agreement dated January 2, 2012. On January 4, 2012 the Company approved the issuance of 7 million shares of its restricted common stock in satisfaction of the debt. The 7 million shares of restricted common stock were issued on January 6, 2012 and valued at $0.0221 per share, which was the fair market value of the Company’s common stock on the date of issuance. In connection with the settlement agreement for debt, the Company recognized the gain on settlement in the amount of $36,539 during the first quarter of 2012.

Common Stock Issued for Settlement of Accounts Payable & Debt

Following the agreement with Redwood (see Note 3), conversions were made for a total of 18,737,894 shares of the Company’s restricted stock, satisfying the note in full. The shares were valued at a total amount of $320,531, which was the fair value of convertible debts on the date of conversion.

Following the agreement with Coventry Enterprises, LLC (see Note 3), the conversion for a total of 8,672,090 shares of the Company’s restricted common stock satisfying the note in full was made on March 29, 2012, and issued on April 5, 2012. The shares were valued at $168,889, which was the fair value of convertible debts on the date of conversion.

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

7. STOCK OPTIONS AND WARRANTS

Equity Compensation Plans

On December 3, 2003, the Board of Directors approved the Employee/Consultant Stock Compensation Plan (the "2003 Plan"). The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us, through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 2,500,000. At September 30, 2012, a total of 5,000 shares of common stock were available to be issued under the 2003 Plan.

On June 6, 2007 the Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the "2007 Plan"). The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us, through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2007 Plan is 25,000,000. On July 27, 2011 the Company issued 5,714,236 shares to be placed in escrow under a settlement agreement with Liquid Packaging Resources, Inc. dated August 2, 2011. At September 30, 2012, a total of 3,035,715 shares of common stock were available to be issued under the 2007 Employee/Consultant Stock Compensation Plan.

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

No options were issued under the plans during 2011 and nine months ended September 30, 2012.

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

Common Stock Options

A summary of stock options for the three months ended September 30, 2012 and December 31, 2011 is as follows:

Weighted average exercise price
Balance December 31, 2010	1,000,000	$0.20
Exercised	-	$-
Issued	-	$-
Forfeited	(1,000,000)	$0.20
Balance December 31, 2011	-	$-
Exercised	-	$-
Issued	-	$-
Forfeited	-	$-
Balance September 30, 2012	-	$-

Common Stock Warrants

From time to time, we issue warrants to purchase its common stock. These warrants have been issued for cash in conjunction with the private placement of shares of our common stock.

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the three months ended September 30, 2012 and year ended December 31, 2011:

	Number of shares	Weighted average exercise price
Balance December 31, 2010	44,315,000	$0.10
Exercised	-	-
Issued	3,606,667	$0.12
Forfeited	-	-
Balance December 31, 2011	47,921,667	$0.10
Exercised	-	-
Issued	-	0.10
Forfeited	-	-
Balance September 30, 2012	47,921,667	$0.10

The following table summarizes information about fixed-price warrants outstanding as of September 30, 2012:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.10-0.15	47,921,667	0.41 years	$0.10

As of September 30, 2012, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0 and the aggregate intrinsic value of currently exercisable stock options was $0. The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.009 closing stock price of our common stock on June 29, 2012, the last trading day of the second quarter of 2012. There were no in-the-money options or warrants at September 30, 2012.

There was no intrinsic value of options and warrants exercised during the nine months ended September 30, 2012 and 2011. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options.

8. COMMITMENTS AND CONTINGENCIES

Litigation

Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc.

On August 18, 2006, ReceptoPharm was named as a defendant in Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.: 18247/06 (New York Supreme Court, Queens County). The original proceeding claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and shareholder and several corporations that she claims to own, the sum of $118,928.15 plus interest and counsel fees on a series promissory notes that were allegedly executed in 2001 and 2002. On August 23, 2007, the Queens County New York Supreme Court issued a decision denying Plaintiffs motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes. On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims seeking damages of no less than $768,506 on their claims that in or about June 2004 ReceptoPharm breached its fiduciary duty to the Plaintiffs as shareholders of ReceptoPharm by wrongfully canceling certain of their purported ReceptoPharm share certificates. In late 2010, Plaintiffs further amended their complaint alleging that ReceptoPharm violated Plaintiffs contractual and statutory rights by cancelling an additional 1,214,800 share certificates and failing to permit the Plaintiffs to exercise dissenting shareholder rights with respect to those share certificates. The damages associated with the Plaintiff’s claims could rise as the result of any increases in the Company’s share price as the ReceptoPharm shares may be convertible into the Company’s common shares. The potential exposure may exceed $10,000,000 if the Plaintiffs are successful with all of their claims.

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, and conversion and unjust enrichment as a result of the promissory notes. Plaintiffs have moved for partial summary judgment on their claims regarding the additional 1,214,800 shares, but not on their claims regarding the alleged promissory notes or the additional 1,750,000 shares they alledge they are owed. In August of 2011, the Plaintiff's motion was partially granted. In September 2012, Recepto Pharm's attorneys filed a Motion to be removed as counsel. Their motion is currently being considered. ReceptoPharm is seeking new counsel to oppose the partial summary judgment. We intend to vigorously contest this matter and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

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

OTC:BB Delinquency Notification

On May 7, 2012 the Company’s securities were removed from quotation on the OTC Bulletin Board (“OTCBB”) as a result of the failure to file its annual report, Form 10-K, by the due date of May 17, 2012, which includes the 30-day grace period allowed. The Company was also delinquent in the filing of its first, second and third quarter 10-Q reports for 2012. As of the date hereof the Form 10-K and Form 10-Q’s for the first and second quarters of 2012 have been filed.

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

9. SUBSEQUENT EVENTS

Other Subsequent Issuances

Description	Month of Issuance	Number of Shares

Shares issued upon conversion of notes payable	October	33,916,733

To our Directors and employees	October	24,000,000

To vendors as satisfaction for 2012 services and materials	October	18,500,000

To ten investors for cash of $.01 per share (warrants to purchase our common stock for $0.10 per share were also issued – the warrants expire on December 13, 2014)	October	38,400,000

Shares issuable under five separate agreements for marketing services	October	15,100,000

Shares issuable to two loan holders	November	4,000,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during 2012 has focused upon marketing our fully developed three homeopathic drugs for the treatment of pain:

•	Cobroxin®, an over the counter pain reliever designed to treat moderate to severe (Stage 2) chronic pain; and
•	Nyloxin™ (Stage 2 Pain) and Nyloxin™ Extra Strength (Stage 3 Pain).

During 2012 to date the following has occurred:

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

Results of Operations –

Comparison of Three Months Periods Ended September 30, 2012 and September 30, 2011

Net sales for the three month period ended September 30, 2012 were $13,221 compared to $251,830 for the three month period ended September 30, 2011.  The decrease in net sales is primarily attributable to a significant decrease in Nyloxin sales. Our product sales during the three months ended September 30, 2012 and 2011 were primarily related to the sales of Nyloxin. Sales of Cobroxin for the three months ended September 30, 2012 and 2011 were $984 and $0, respectively.

Cost of sales for the three-month period ended September 30, 2012 was $4,260 compared to $88,476 for the three-month period ended September 30, 2011.  Our cost of sales includes the direct costs associated with Nyloxin™  manufacturing. Our gross profit margin for the three-month period ended September 30, 2012 was $8,961 or 67.8% compared to $163,354 or 64.9% for the three-month period ended September 30, 2011.   The increase in our profit margin is due primarily to a decrease in the direct costs of components associated with manufacturing.

Selling, general and administrative expenses (“SG&A”) decreased $577,789 or 73% from $791,776 for the quarter ended September 30, 2011 to $213,987 for the quarter ended September 30, 2012, generally due to a decrease in advertising, consulting, legal and professional fees.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services. Also included in SG&A expenses is stock based compensation expense, which decreased $153,583 or 88.0% from $174,583 for the three months period ending September 30, 2011 to $21,000 for the three months period ending September 30, 2012. Research and development expenses decreased $17,255 or 100% from $17,255 for the quarter ended September 30, 2011 to $0 for the comparable 2012 period.  Our research expenses were related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound, RPI-78.

Interest expense increased $16,524 or 71%, from $23,248 for the quarter ended September 30, 2011 to $39,772 for the comparable 2012 period.  This increase was due to an overall increase in short term indebtedness in the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended September 30, 2012 and 2011, the liability related to these hybrid instruments fluctuated, resulting in a loss of $57,986 compared to a gain of $7,167, respectively.

As a result of the foregoing, our net loss decreased by $358,974 or 54%, from $661,758 for the quarter ended September 30, 2011 to $302,784 for the comparable 2012 period.

Comparison of Nine Months Ended September 30, 2012 and September 30, 2011

Net sales for the nine months ended September 30, 2012 were $44,456 compared to $651,279 for the nine months ended September 30, 2011.  The decrease in sales is primarily attributable to an overall decrease in sales of Nyloxin™.  Our product sales of $44,456 during the nine months ended September 30, 2012 was primarily related to sales of Nyloxin™; Sales of Cobroxin® for the nine months ended September 30, 2012 and 2011 were $984 and $0, respectively.

Cost of sales for the nine months ended September 30, 2012 was $10,626 compared to $181,546 for the nine months ended September 30, 2011.  Our cost of sales includes the direct costs associated with Cobroxin® and Nyloxin™ manufacturing. Our gross profit margin for the nine months ended September 30, 2012 was $33,830 or 76.1% compared to $469,733 or 72.1% for the nine months ended September 30, 2011. The increase in our profit margin is due primarily to a decrease in the direct costs of components associated with manufacturing.

Selling, general and administrative expenses (“SG&A”) decreased  $1,190,709 or 47% from $2,235,457 for the nine months ended September 30, 2011 to $1,044,748  for the nine months ended September 30, 2012, generally due to a decrease in advertising, consulting, legal and professional fees.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services. Also included in SG&A expenses is stock based compensation expense, which decreased $138,645 or 24.2% from $572,666 for the nine months  ended September 30, 2011 to $434,021 for the nine months ended September 30, 2012. Research and development expenses decreased $84,194 or 96.5% from $87,239 for the nine months ended September 30, 2011 to $3,046 for the comparable 2012 period.  Our research expenses are related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound, RPI-78.

Interest expense increased $43,225 or 160%, from $71,738 for the nine months ended September 30, 2011 to $114,963 for the comparable 2011 period.  This increase was due to an overall increase in short term indebtedness for the nine months ended September 30, 2012 compared to the comparable period in 2011.

We carry certain of our debentures and common stock warrants at fair value. For the nine months ended September 30, 2012 and 2011, the liability related to these hybrid instruments fluctuated, resulting in a loss of $83,447 and a gain of $26,667, respectively.

We had a one-time loss on the settlement of debt of $213,090.

Our net loss decreased by $472,570 or 25%, from $1,898,034 for the nine months ended September 30, 2011 to $1,425,464 for the comparable 2011 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated financial statements for the period ended September 30, 2012, we have an accumulated deficit of $35,456,969 and working capital and stockholders’ deficits of $3,994,777 and $3,952,229, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations.  These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand.   During the nine month period ended September 30, 2012, we borrowed an additional $151,138 from Mr. Deitsch and repaid him $9,478. In addition Mr. Deitsch assigned $175,000 of the debt to a third party on January 2, 2012. As of September 30, 2012, we owe Mr. Deitsch $725,464. Included in this amount is $317,790 of accrued interest.

Subsequent to September 30, 2012 and through December 3, 2012, the Company received additional advances from its President, Rik Deitsch in the amount of $10,225 and repaid Mr. Deitsch $20,000.  The amount owed to Mr. Deitsch at December 3, 2012 was $720,728, which includes $322,831 of accrued interest.

During the nine months ended September 30, 2012, we raised $464,000 of which $270,000 was received through sale of common stocks, $79,000 was received through issuance of short term notes and $115, 000 was received through issuance of convertible notes. Subsequent to September 30, 2012, we raised $164,000 through the sale of restricted stock.

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

As of September 30, 2012, we had no material cash balance. We currently do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding, however proceeds from such funding have not been sufficient to execute our business plan. Our plans are to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

We expect to utilize the proceeds from these funds to manufacture Cobroxin® and Nyloxin™, and reduce our debt level.  We estimate that we will require approximately $150,000 to fund our existing operations and ReceptoPharm’s operations through December 31st.  These costs include: (i) compensation for three (3) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

We do not have any off-balance sheet arrangements or commitments other than those disclosed in this report that have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2012, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2012, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of September 30, 2012. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

During the third quarter, we continued the enhancement of our internal controls. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes. Plaintiffs have moved for partial summary judgment on their claims regarding the additional 1,214,800 shares, but not on their claims regarding the alleged promissory notes or the additional 1,750,000 shares they alledge they are owed. In August of 2011, the Plaintiff's motion was partially granted. In September 2012, ReceptoPharm's attorneys filed a Motion to be removed as counsel. Their motion is currently being considered. ReceptoPharm is seeking new counsel to oppose the partial summary judgment. We intend to vigorously contest this matter.

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

Shelter Developers of America vs. ReceptoPharm, Inc.

On June 7, 2012, Shelter Developers of America enforced a Writ of Possession against ReceptoPharm as a result of ReceptoPharm’s failure to pay its obligations under the lease agreement dated May 10, 2010 between ReceptoPharm and Shelter Developers of America. On July 9, 2012 the Company issued a bank draft in the amount of $38,934.90 in satisfaction of all amounts owed under the lease, including legal fees. On July 9, 2012 ReceptoPharm entered into a new lease agreement with Shelter Developers of America for a five year period beginning on August 1, 2012. The lease calls for payments for year 1 in the amount of $5,616.87.

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

We have net losses of $302,784 and $1,425,464 for the three and nine months ended September 30, 2012. We anticipate that these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Cobroxin® and Nyloxin™ products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have a limited revenue producing history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. As a result, at December 31, 2011 we had an accumulated deficit of $34,031,505.

We have incurred operating losses of $302,784 and $1,425,464 during the three and nine months ended September 30, 2012. As a result, at September 30, 2012 we had an accumulated deficit of $35,456,969. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Cobroxin® and Nyloxin™ products.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At September 30, 2012 we had a working capital deficit of $3,994,777 and a negative cash flow from operations of approximately $569,545. We have insufficient financial resources to fund our operations.

Additionally, as of September 30, 2012 we have borrowed $725,464 from our Chief Executive Officer.

If we do not raise the necessary working capital, our operations and potential revenues will be negatively affected.

Our Chief Executive Officer may be unwilling or unable to continue funding our operations.

Our Chief Executive Officer has historically funded our operations by providing loans to us. As of September 30, 2012, we owe Mr. Deitsch $725,464. Mr. Deitsch may be unwilling or unable to fund our operations in the future. If we have no other source of funding and we are unable to secure additional loans from Mr. Deitsch, our operations will be negatively affected.

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

To date, sales of Cobroxin® have been limited and inconsistent. We had no sale of Cobroxin® during the last quarter of 2010. During 2011 we sold $78,888 of Cobroxin® during the first quarter and $189 during the fourth quarter. During the third quarter of 2012, we sold $984 of Cobroxin®. We had no sale of Cobroxin® during the second, third quarter of 2011, and the first and second quarter of 2012.

To date, sales of Nyloxin™ have been limited and inconsistent. During the first, second and third quarter of 2012, we sold $14,934,$16,301, and 18,237 of Nyloxin™. During 2011, we sold $41,386, $6,020, $7,072 and $12,090 of Nyloxin™ during the first, second, third and fourth quarter. If we cannot achieve sufficient sales levels of our Cobroxin® and Nyloxin™ products or we are unable to secure financing our operations will be negatively affected.

We have a limited history of generating revenues on which to evaluate our potential for future success and to determine if we will be able to execute our business plan; accordingly, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our total sales of Nyloxin™ from January 1, 2011 to December 31, 2011 are $66,568. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company Our total sales of Cobroxin® from November 2009 until December 31, 2011 are $1,989,314. Our sales of Cobroxin® during the third quarter of 2012 is $984. We had no sale of Cobroxin® during the second, third quarter of 2011, and the first and second quarter of 2012. During the first ,second, and third quarter of 2012 we had sales of Nyloxin™ of $14,934, $16,301 and $18,237, respectively. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company. These risks include:

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

As of September 30, 2012, we had outstanding 382,503,657 shares of common stock, of which our principal shareholder/executive officer owns 64,072,500, which are subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any our non-affiliates, who have held restricted common stock for at least one year, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After two years, a non-affiliate may sell without any restrictions.

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

In October 2012, the Company issued 18,500,000 shares to vendors as satisfaction for services and materials.

In October 2012, the Company issued 38,400,000 in a private placement of restricted company stock to ten investors at $0.01 per share (warrants to purchase our common stock for $0.10 per share were also issued – the warrants expire on December 13, 2014). The total amount received in this financing was $384,000.

In October 2012, the Company issued 5,100,000 shares under four separate agreements for marketing services.

In November 2012, the Company issued 4,000,000 shares to loan holders.

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

In October 2012, ITI purchased notes with a base value of $90,500 from Asher Enterprises for an aggregate amount of $100,000 including penalties and unpaid interest. Upon the request of ITI, the Board of Directors of the Company approved the conversion of these notes into 20,000,000 restricted shares of Nutra Pharma common stock. These shares were issued on October 17, 2012.

On September 12, 2012, TCN International (TCN) completed the purchase and transfer of a $40,000 Convertible Debenture from Redwood Management, LLC for the sum of $52,500 including penalties and unpaid interest. Upon the request of TCN, the Board of Directors of the Company approved the conversion of these notes of Nutra Pharma common stock. These shares were issued on October 17, 2012.

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

NUTRA PHARMA CORP. Registrant

Dated: December 5, 2012	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer

