Form 10-Q/A
period 2012-06-30
NUTRA PHARMA CORP
filed 2012-12-07
CIK 1119643

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

Yes x No ☐

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

Explanatory Note

The purpose of this Amendment No. 1 to Nutra Pharma Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on December 3, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. This report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

NUTRA PHARMA CORP. Registrant

Dated: December 7, 2012	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer