Form 10-K
period 2012-12-31
NUTRA PHARMA CORP
filed 2013-04-16
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 000-32141

NUTRA PHARMA CORP.

(Exact name of registrant as specified in its charter)

California	91-2021600

(State or Other Jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

12502 W. Atlantic Blvd, Coral Springs, FL	33071

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(954) 509-0911

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed quarter: $7,192,913

As of April 15, 2013, there were 589,393,259 shares of common stock.

Nutra Pharma Corp and its wholly owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics, Inc. (“Designer Diagnostics”) are referred to herein as “we”, “our” or “us” (ReceptoPharm and Designer Diagnostics are also individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2012 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements.” All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

From October 2009 until December 31, 2012, our operations have centered on the marketing of Cobroxin® and Nyloxin™ and Nyloxin™ Extra Strength, from which we have earned accumulated net revenues of $2,259,172, which includes a reduction of $503,958 for Nyloxin™ sold during 2011 and returned in 2012. During fiscal year 2012, we earned revenues of $4,059 from the sale of Cobroxin® and net revenues of $199,231from sales of Nyloxin™. Total product sales for fiscal year 2012 were $203,290.

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

In November 2009, XenaCare began selling Cobroxin to brick-and-mortar retailers, including distribution to CVS in March 2010 and Walgreens in May 2010. On April 1, 2011, we notified our Cobroxin Distributor, XenaCare that they were in breach of our agreement. As a result of this, the distribution agreement was terminated effective April 10, 2011. XenaCare had a large stock of the product that they had ordered from us and we have allowed them to continue to market their existing inventory of Cobroxin. In October 2011 we discontinued their website at www.Cobroxin.com. All current traffic to that website is now redirected to www.Nyloxin.com. We plan to begin manufacturing, marketing and distributing Cobroxin again when funding is available.

Cobroxin® is available at the following retailers as XenaCare continues to sell through their existing inventory:

•	Overstock.com

•	Home Shopping Group

•	Amazon.com

•	USA Vitamin Shop

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

In December 2009, we began marketing Nyloxin™ and Nyloxin™ Extra Strength at www.nyloxin.com. Both Nyloxin™ and Nyloxin™ Extra Strength are packaged in a roll-on container, squeeze bottle and as an oral spray. Additionally, Nyloxin™ topical gel is available in an 8 ounce pump bottle.

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

In December 2012, we announced the availability of Nyloxin™ Military Strength for sale to the United States Military and Veteran's Administration. Over the past few years, the U.S. Department of Defense has been reporting an increase in the use and abuse of prescription medications, particularly opiates. In 2009, close to 3.8 million prescriptions for pain relievers were written in the military. This staggering number was more than a 400% increase from the number of prescriptions written in the military in 2001. But prescription drugs are not the only issue. The most common and seemingly harmless way to treat pain is with non steroidal, anti-inflammatory drugs (NSAIDS). But there are risks. Overuse can cause nausea, vomiting, diarrhea, heartburn, ulcers and internal bleeding. In severe cases chest pain, heart failure, kidney dysfunction and life-threatening allergic reactions can occur. It is reported that approximately 7,600 people in America die from NSAID use and some 78,000 are hospitalized. Ibuprofen, also an NSAID has been of particular concern in the military. The terms “Ranger Candy” and “Military Candy” refer to the service men and women who are said to use 800mg doses of Ibuprofen to control their pain. But when taking anti-inflammatory Ibuprofen in high doses for chronic pain, there is potential for critical health risks; abuse can lead to serious stomach problems, internal bleeding and even kidney failure. There are significantly greater health risks when abuse of this drug is combined with alcohol intake. Our goal is that with Nyloxin, we can greatly reduce the instances of opiate abuse and overuse of NSAIDS in high risk groups like the US military. The new Nyloxin™ Military Strength represents the strongest version of Nyloxin™ available and is approximately twice as strong as Nyloxin™ Extra Strength. We are working with outside consultants to register Nyloxin™ Military Strength and the other Nyloxin™ products for sale to the US government and the various arms of the military as well as the Veteran's Administration. We expect to complete this registration process by the end of the third quarter of 2013.

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

In August 2009, we completed an agreement with XenaCare granting them the exclusive license to market and distribute Cobroxin® within the United States. To maintain this market exclusivity, XenaCare was required to meet certain minimum performance requirements. On April 1, 2011, we notified our Cobroxin® Distributor, XenaCare Holdings that they were in breach of our agreement. As a result of this, the distribution agreement was terminated effective April 10, 2011. XenaCare had a large stock of the product that they had ordered from us and we have allowed them to continue to market their existing inventory of Cobroxin®. In October 2011 we discontinued their website at www.Cobroxin.com. All current traffic to that website is now redirected to www.Nyloxin.net. We plan to begin marketing and distributing Cobroxin® again. To that end, we have been in negotiations with potential new distributors for our Cobroxin® products both domestically and internationally.

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

International Drug Registrations

We are continuing our efforts to complete the registration process internationally. While many countries adopt similar regulation to the United States for registering homeopathic drugs, the international application process is more complex and may be lengthier. We will continue to seek qualified, well-funded distributors for the international distribution of Cobroxin® and Nyloxin™.

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

All of these studies have been delayed since June of 2010 due to our lack of revenues and funding. We will reassess our start and completion dates upon generating a sufficient amount of revenues, if ever.

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

Research and Development

During 2012 and 2011, we had research and development costs of $3,046 and $90,865, respectively.

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

Product Liability

We maintain product liability insurance for our commercial products. Even so, product liability claims may result in significant legal costs related to our defense of such actions if damage amounts exceed our product liability insurance coverage. The design, development, and manufacture of drug products or diagnostic tests involves an inherent risk of product liability claims and corresponding damage to our brand name reputation, including claims of product failure or harm caused by the drug product.

Sources and Availability of Raw Materials

ReceptoPharm uses the raw material, cobra venom, for the drugs that it studies and in Cobroxin® and Nyloxin™ production. We currently have one US supplier of cobra venom that we use according to product demand. In addition, there are other suppliers in China, Thailand and India. ReceptoPharm’s management is responsible for locating cobra venom suppliers on an as-needed basis, which involves obtaining a small test amount from a supplier for scientific validation of that raw material prior to purchase. Apart from cobra venom, we do not currently use raw materials in our business.

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

U.S. Patent No. 5,472,877, Apparatus for determining the presence or absence of MAI (Mycobacterium Avium Intracellulare) was granted in December 1995 with 6 claims. The patent describes a method of speciating and identifying MAI in a specimen comprises placing a paraffin coated slide in a receptacle containing a sterile aqueous solution inoculated with the specimen, analyzing the slide after exposure to the specimen to determine the presence or absence of atypical Mycobacteria, and after the analysis step, if atypical Mycobacteria are determined to be present, performing at least one speciation assay to ascertain if the atypical Mycobacteria are MAI. A related apparatus is also disclosed for speciating and identifying MAI in a specimen comprising a paraffin-wax coated slide, a tube having a sterile aqueous solution contained therein, the tube adapted to hold the slide, and at least one speciation assay means for performing an assay to determine the presence or absence of MAI in the specimen after the specimen is introduced into the tube holding the solution and the slide. An apparatus and method for determining the sensitivity of MAI to different antibiotics and dosages thereof is also provided. This Patent expired on December 5, 2012.

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

We incurred net losses of $3,612,351for the 12 months ended December 31, 2012 and $4,397,198 in fiscal 2011. We anticipate that these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Cobroxin® and Nyloxin™ products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have a limited revenue producing history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual losses of $3,612,351 and $4,397,198 and during the fiscal years of operations ending December 31, 2012 and 2011 respectively. As a result, at December 31, 2012 we had an accumulated deficit of $37,643,856. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Cobroxin® and Nyloxin™ products.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2012 we had a working capital deficit of $3,632,479. Our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have a negative cash flow from operations of approximately $0.7 million and $1.9 million for the years ended December 31, 2012 and 2011, respectively. We have insufficient financial resources to fund our operations.

As of December 31, 2012 we owe $606,168 to our Chief Executive Officer from funds borrowed from him.

Our Chief Executive Officer may be unwilling or unable to continue funding our operations.

Our Chief Executive Officer has historically funded our operations by providing loans to us. As of December 31, 2012, we owe Mr. Deitsch $606,168. Mr. Deitsch may be unwilling or unable to fund our operations in the future. If we have no other source of funding and we are unable to secure additional loans from Mr. Deitsch, our operations will be negatively affected.

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

Due to poor performance, we cancelled our distribution agreement with our Cobroxin® distributor, XenaCare in April, 2011. We have not yet found a new distributor for Cobroxin®. To date, we have only limited sales of Nyloxin™ through outside distributors. Most of the current sales are direct from the company or through the www.Nyloxin.net website. If we fail to improve our own marketing and distribution or fail to find a competent outside distributor our operations and financial condition will be negatively affected

If we cannot sell a sufficient volume of our products, we will be unable to continue in business.

To date, sales of Cobroxin® have been limited and inconsistent. During our fourth quarter of 2009, we sold $583,955 of Cobroxin®. During 2010, we sold $864,424, $150,158 and $311,701 of Cobroxin® during the first, second and third quarter, respectively. We had no sale of Cobroxin® during the last quarter of 2010. During 2011 we sold $78,888 of Cobroxin® during the first quarter and $189 during the fourth quarter. We had no sale of Cobroxin® during the second and third quarter of 2011. During 2012, we sold $4,059 of Cobroxin®.

To date, sales of Nyloxin™ have been limited and inconsistent. During 2011, we sold $66,568 of Nyloxin™. During 2012, we sold $199,231 of Nyloxin™. If we cannot achieve sufficient sales levels of our Cobroxin® and Nyloxin™ products or we are unable to secure financing our operations will be negatively affected.

We have a limited history of generating revenues on which to evaluate our potential for future success and to determine if we will be able to execute our business plan; accordingly, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our total sales of Cobroxin® from November 2009 until December 31, 2012 are $1,993,373. Our total sales of Nyloxin™ from January 1, 2011 to December 31, 2012 are $265,799. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company. These risks include:

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

The marketing of Cobroxin® and Nyloxin™ involves claims that they assist in reducing Stage 2 chronic pain, while Nyloxin™ Extra Strength and Nyloxin™ Military Strength involves claims that they assist in reducing Stage 3 chronic pain. Under FDA and Federal Trade Commission (“FTC”) rules, we are required to have adequate data to support any claims we make concerning Cobroxin®, Nyloxin™ and Nyloxin™ Extra Strength. We have scientific data for our Cobroxin® and Nyloxin™ product claims; however, we cannot be certain that these scientific data will be deemed acceptable to the FDA or FTC. If the FDA or FTC requests supporting information and we are unable to provide support that it finds acceptable, the FDA or FTC could force us to stop making the claims in question or restrict us from selling the products.

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

Our common stock trades on the OTCQB, which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTCQB has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Because the majority of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of December 31, 2012, we had 522,194,676 outstanding shares that were subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of February 1, 2013, we leased approximately 2,000 square feet at 12502 West Atlantic Blvd, Coral Springs, Florida. Our offices are comprised of a reception area, conference room, 3 offices, 2 restrooms and 2 cubicle workstations. Our offices are adequate for our needs. Our lease term is for a period of 3 years. We pay monthly rent of approximately $3,500 for the current year 2013. We formerly leased approximately 3,235 square feet of office space at 2776 University Drive, Coral Springs, Florida from February 1, 2010 through January 31, 2013.

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

Item 3. Legal Proceedings

OTC: BB Delinquency Notification

On May 7, 2012, our securities were removed from quotation on the OTC Bulletin Board (“OTCBB”) as a result of our failure to file our annual report, Form 10-K, by the due date of May 17, 2012, which included the 30-day grace period allowed. We were also delinquent in the filing of our first quarter 10-Q report for the three months ended March 31, 2012, which was due on May 22, 2012, including the 5-day extension. Pursuant to National Association of Securities Dealers (“NASD”) Rule 6530, OTCBB issuers that are cited for filing delinquency three times in a 24-month period and those removed for failure to file two times in a 24-month period will be ineligible for quotation by an NASD member and shall not be eligible for quotation until the issuer has timely filed in a complete form all required annual and quarterly reports due in a one-year period. As of December 5, 2012 we have been current in all of our filing requirements. As such, we are now listed on the OTC Markets as an OTCQB company. If we continue to file on a timely basis, we may request to be re-listed on the OTCBB in December 2013.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the over-the-counter (“OTCQB”) under the trading symbol "NPHC". The following table sets forth the high and low bid prices for each quarter within the last two fiscal years.

	2011 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.179	$0.0716
Second Quarter	$0.108	$0.0672
Third Quarter	$0.0875	$0.05
Fourth Quarter	$0.0625	$0.024

	2012 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.04	$0.121
Second Quarter	$0.0185	$0.009
Third Quarter	$0.018	$0.006
Fourth Quarter	$0.041	$0.0125

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

Holders

As of April 15, 2013, based upon records obtained from our transfer agent, there were 252 holders of record of our common stock. Our transfer agent records does not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

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

Equity Compensation Plans

Securities authorized per issuance under Equity Compensation Plans as of December 31, 2012 are as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	N/A

Equity compensation plans not approved by security holders	0	$0.10	255,000
Total	0	$0.10	255,000

Securities authorized per issuance under Equity Compensation Plans as of December 31, 2011 are as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	N/A

Equity compensation plans not approved by security holders	0	$0.10	3,040,714
Total	0	$0.10	3,040,714

The figures contained in the above chart are composed of our 2003 and 2007 Employee /Consultant Stock Compensation Plans and two (2) option agreements we have with a corporate entity and our former Chairman of the Board/Executive Chairman, as follows:

2003 Plan

On December 3, 2003, our Board of Directors approved the Employee/Consultant Stock Compensation Plan (the "2003 Plan"). The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 2,500,000. As of December 31, 2012, we had issued a total of 2,495,000 shares under the 2003 Plan.

2007 Plan

On June 6, 2007, our Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the "2007 Plan"). The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2007 Plan is 25,000,000. As of December 31, 2012, we had issued a total of 24,750,000 shares under the 2007 Plan.

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

Recent Sales of Unregistered Securities

Private Placements of Common Stock

In the third quarter 2012, the Company sold an aggregate of 27,000,000 shares of restricted common stock to one investor at a price of $0.01 per share and received $270,000. The Company issued a total of 27,000,000 warrants to purchase common stock at an exercise price of $0.10 per share in October 2012. The warrants expire on December 31, 2014.

In the fourth quarter 2012, the Company sold an aggregate of 17,650,000 shares of restricted common stock to investors at a price of $0.01 per share and received $176,500. The Company issued a total of 17,650,000 warrants to purchase common stock at an exercise price of $0.10 per share. The warrants expire on December 31, 2014.

Shares Issued to Employees and Directors

On February 3, 2012 the Board of Directors approved a resolution for the issuance of a total of 15,720,000 shares of the Company’s restricted common stock to the Directors and Employees of the Company. The issuance was valued at $0.0165 per share, which was the fair market value of the Company’s common stock on the date of issuance.

During October and December 2012 the Board of Directors approved resolutions for the issuance of a total of 26,875,000 shares of the Company’s restricted common stock to the Directors and Employees of the Company. The shares were valued at $0.022 and $0.014 per share, which was the fair market value of the Company’s common stock on the date of issuance.

Common Stock Issued for Services

On December 14, 2012 the Company issued a total of 1,000,000 shares of the Company’s restricted common stock to Roetzell & Andress for legal services for a one year term. The share was valued at $0.014 per share. The Company recorded an equity compensation charge of $14,000 during the year ended December 31, 2012. The unrecognized compensation cost of $14,000 related to non-vested equity-based compensation to be recognized by the Company over the vesting period of one year.

During October and December, 2012 the Company issued a total of 16,250,000 shares of the Company’s restricted common stock to five vendors as satisfaction for 2012 services and materials. The shares were valued between $0.015 and $0.030 per share, which was the fair market value of the Company’s common stock on the date of the agreement.

During October, 2012 the Company issued a total of 15,100,000 shares of the Company’s restricted common stock to five consultants for marketing services for six months term. The share was valued at $0.0125 per share. The Company recorded an equity compensation charge of $80,216 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $108,534 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of three and half months.

During December, 2012 the Company issued 500,000 shares of the Company’s restricted common stock to a consultants for real estate consulting services for three months term. The share was valued at $0.0125 per share. The Company recorded an equity compensation charge of $1,042 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $5,208 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of two and half months.

During March and August, 2012 the Company issued 3,000,000 shares of the Company’s restricted common stock to JPU Ventures, Inc. under each agreement dated March 19, 2012 and August 13, 2012 for a total of $6,000,000 shares. The agreement was for investor relations services for a six months term. The shares were valued at $0.0132 and $0.0125 per share. The Company recorded an equity compensation charge of $39,600 and $21,875 for each agreement during the year ended December 31, 2012. The remaining unrecognized compensation cost of $15,625 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of two and half months. The Company issued them an additional 500,000 restricted shares for additional services rendered during December 2012. The shares were valued at $0.0179 per share.

On March 16, 2012 the Company entered into an agreement with Mark Bergman, a consultant. The contract is for an initial six months term. The shares were valued at $0.02 per share, which was the fair market value of the Company’s common stock on the date of issuance. Under the agreement the consultant’s services include the identification of international markets, funding sources for targeted companies and assistance with overall strategic planning and execution. As compensation under this agreement the Company issued 3,000,000 free trading, unrestricted shares on March 16, 2012. The Company issued them an additional 5,500,000 restricted shares under the amended agreement during December 2012. The Company recorded an equity compensation charge of $40,104 for agreement during the year ended December 31, 2012. The remaining unrecognized compensation cost of $28,646 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of five months.

On December 20, 2011 the Company entered into an agreement for investor relations services with a Consultant. The contract was for a six months term and calls for the issuance of 1,000,000 shares of restricted common stock payable in four tranches of 250,000 each as follows: (I) January 10, 2012 (II) February 10, 2012 (III) March 10, 2012 (IV) April 10, 2012. The shares were valued and charged to operations on the dates they were issued. At each issuance date, the fair market value of the shares was adjusted to the actual price on those dates with any adjustments made through our consolidated statements of operations. During October, the Company issued them an additional total of 1,000,000 restricted shares under a new agreement for a six months term. The share was valued at $0.0125 per share. The Company recorded an equity compensation charge of $8,697 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $3,533 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of three and half months. The Company issued an additional 200,000 restricted shares for additional services rendered during December 2012.

On February 22, 2012 the Company engaged Capital Path Securities, LLC (“CPS”) as its exclusive advisor on a proposed placement by way of an equity line of approximately $10,000,000 of the Company’s equity or equity linked securities. All upfront fees have been waived by CPS. The Company will pay CPS a cash placement fee equal to 5% of all principal amounts invested from the source originated by CPS. In addition, 10,000,000 restricted shares were issued on October 26, 2012, and valued at $0.0125 per share. The Company recorded an equity compensation charge of $151,375 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $21,625 related to non-vested equity-based compensation and 125,000 non-vested shares to be recognized by the Company over the remaining vesting period of two and half months.

On July 27, 2011 the Company signed an agreement for investor relations services with Synergy Financial, LLC. The contract was for a three months term beginning August 1, 2011 and continuing through November 1, 2011 and was renewable by the Company for an additional three months period. The agreement called for a monthly payment for each of the first three months of $5,000 beginning on August 1, 2011 plus the issuance of 300,000 shares of the Company’s restricted common stock on the signing of the agreement. The shares were valued at $0.06 per share, which was the fair market value of the Company’s common stock on the date of issuance. On October 15, 2011 the Company signed a contract extension agreeing to extend the original contract signed on July 27, 2011 for an additional three (3) months under the same terms. Under this extension the Company agreed to pay Synergy Financial, LLC $5,000 monthly on the first of each month starting in November 2011, plus the issuance of 300,000 shares of the company’s restricted common stock upon the signing of the extension agreement. The Company recorded a charge to operations on October 15, 2011 of $15,000, representing the shares to be issued valued at $0.05 per share, which was the fair market value of the Company’s common stock on October 15, 2011. The shares were issued on January 12, 2012. On February 8, 2012, the Company further extended the Agreement for an additional 3 months beginning on Feb 9, 2012 and continuing until May 9, 2012. The new extension required the Company to pay Synergy Financial 500,000 shares of restricted common stock. On March 23, 2012 both parties agreed that Nutra Pharma would issue Synergy Financial 1,000,000 shares of restricted common stock in lieu of $10,000 cash ($5,000 that was due on November 1, 2011 and $5,000 that was due on December 1, 2011). Both parties agree that all monthly compensation included in the contact dated on July 27, 2011 and all additional contract extensions have been satisfied in full. The shares were value between $0.014 and $0.020 per share.

On July 25, 2011 the Company signed an agreement for investor relations services with DRC Partners, LLC. The contract was on a month to month basis and calls for monthly payments of $5,000 in cash and 100,000 shares of restricted stock on the first day of each month of service, beginning August 1, 2011. The Company issued 100,000 shares of restricted common stock on August 22, 2011. The shares were valued at $0.06 per share, which was the fair market value of the Company’s common stock on the date of issuance. The Company did not issue additional shares under this contract. The Company entered into a separate agreement in January of 2012 for the settlement of the outstanding shares owed to DRC Partners, LLC for 400,000 shares. We issued them an additional 1,500,000 restricted shares for additional services rendered during December 2012. The shares were valued at $0.041 per share.

Common Stock Issued for Debt Modification

On October 19, 2012 the Company amended the notes $250,000 each (aggregating $500,000) from two non-related parties originated in September and October 2011to include a conversion feature that would allow the holders to convert some or all of their outstanding notes into restricted Company stock at a 15% discount to the average closing market price of the Company's stock traded over the previous 5 days. The Company issued a total of 4,000,000 restricted shares to the note holders per the amendment. The shares were valued at $0.025 per share. .

Common Stock Issued for Debt

During December 2012, the Board of Directors approved resolutions for the issuance of a total of 10,000,000 shares of the Company’s restricted common stock to Mr. Deitsch to discharge $100,000 of his outstanding loan the Company. The shares were valued at the note payable amount due to the fact that it was a related party transaction. 10,000,000 warrants to purchase stock at an exercise price of $0.10 per share were also issued to Mr. Dietsch. The warrants expire on December 31, 2014.

Common Stock Issued for Settlement of Accounts Payable & Debt

Following the agreement with Coventry Enterprises, LLC , the conversions for 8,672,090 and 2,564,102 shares of the Company’s restricted common stock satisfying the notes in full were made on March 29, 2012 and December 20, 2012, and issued in April 2012 and 2013, respectively. The shares were valued at $168,889 and 33,720, respectively, which was the fair value of convertible debts on the date of conversion.

Following the agreement with Southridge , the conversion for a total of 6,416,733 shares of the Company’s restricted common stock satisfying the note in full was made in October 2012. The shares were valued at $157,179, which was the fair value of convertible debts on the date of conversion.

Following the agreement with Asher Enterprises, LLC , the conversion for a total of 20,000,000 shares of the Company’s restricted common stock satisfying the note in full was made in October 2012. The shares were valued at $356,779, which was the fair value of convertible debts on the date of conversion.

Following the agreement with Redwood and TCN , the conversion for a total of 7,500,000 shares of the Company’s restricted common stock satisfying the note in full was made in October 2012. The shares were valued at $273,144, which was the fair value of convertible debts on the date of conversion.

Following the agreement with Redwood , conversions were made for a total of 18,737,894 shares of the Company’s restricted stock, satisfying the note in full. The shares were valued at a total amount of $320,531, which was the fair value of convertible debts on the date of conversion.

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

Inventory Obsolescence: Inventories are valued at the lower of average cost or market value. We periodically perform an evaluation of inventory for excess, impairments and obsolete items. At December 31, 2012, our inventory consisted entirely of raw materials that are utilized in the manufacturing of finished goods. These raw materials generally have expiration dates in excess of 10 years.

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

Accomplishments During 2012

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

On December 19, 2012 we introduced Nyloxin™ Military Strength, a stronger version of Nyloxin™, to be marketed to the US Military and the US Veteran's Administration. We also announced that we had begun the process of registration with the United States government for sales into the military.

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

Comparison of Years Ended December 31, 2012 and 2011

Sales for the year ended December 31, 2012 were $203,290 compared to $159,599 for the comparable period in 2011. All of the sales in 2012 were related to product sales. Of the total sales in 2011, $145,644 was related to product sales. The remaining sales of $13,955 for 2011 were generated from clinical research services to independent third parties provided by ReceptoPharm, our wholly owned subsidiary.

Cost of sales for the year ended December 31, 2012 was $147,647. Cost of sales includes the direct costs associated with manufacturing. This cost also includes the write offs of venom of $117,800. Cost of sales for the year ended December 31, 2011 was $879,587. This cost also includes the write offs of obsolete components held in inventory in the amount of $426,399, a write-down of finished goods inventory of $139,743 and a write-down of venom of $103,320.

General and administrative expenses decreased $386,099 or 12.7% from $3,039,795 for the year ended December 31, 2011 to $2,653,696 for the year ended December 31, 2012. Our general and administrative expenses include stock based compensation, which increased $945,294 or 110.7% from $854,167 for the year ended December 31, 2011 to $1,799,461 for the year ended December 31, 2012. The increase in stock based compensation was offset by overall decrease in payroll, marketing and promotional expenses, consulting and legal fees.

Research and development expenses incurred by ReceptoPharm decreased $87,819 or 96.7% from $90,865 for the year ended December 31, 2011 to $3,046 for the year ended December 31, 2012. Our research expenses are related to ongoing research activities pertaining to ReceptoPharm’s leading drug compound, RPI-78. Also included in research and development expenses are certain costs related to the commercialization of our Cobroxin® products as well as development expenses related to the breeding of cobra snakes for the production of cobra venom.

Interest expense decreased $270,566 or 63.8% from $424,038 for the year ended December 31, 2011 to $153,472 for the comparable period in 2012. This decrease was primarily attributable to a onetime expense of $300,000 incurred in 2011 for the fair value of shares issued in excess of the debt they were exchanged for.

We carry certain of our debentures and common stock warrants at fair value. For the year ended December 31, 2012 and 2011, the liability related to these hybrid instruments fluctuated, resulting in a loss of $400,488 and $22,577, respectively.

We had a one-time loss on the settlement and modification of debt $550,327 offset by other income of $93,035 during 2012.

We incurred a net loss of $3,612,351 for the year ended December 31, 2012 compared to a net loss of $4,397,198 for the comparable period in 2011. The decrease in net loss of $784,847 or 17.9% is primarily attributable to an overall decrease of general and administrative expenses, research and development costs and interest expense.

Liquidity and Capital Resources

During December 31, 2012 and 2011, respectively, we have negative cash from operations of approximately $0.7 million and $1.9 million. Our lack of cash, significant losses and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2012 and December 31, 2011, we have experienced significant losses totaling $3,612,351and $4,397,198, respectively and had an accumulated deficit of $37,643,856 for the period from our inception to December 31, 2012. In addition, we had working capital and stockholders’ deficits at December 31, 2012 of $3,632,479 and $3,576,343, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

As of December 31, 2012, we had $7,559 in cash and as of April 15, 2013, we had approximately $1,162 in cash and we owed approximately $486,250 in vendor payables. We currently do not have sufficient cash to sustain our operations for the next month and will require additional financing or an increase in sales in order to execute our operating plan and continue as a going concern. Our plan is to attempt to secure adequate funding to bridge the commercialization of our Cobroxin® and Nyloxin™ products. We cannot predict whether additional financing will be in the form of equity, debt, or another form and we may be unable to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

Historically, we have relied upon loans from our Chief Executive Officer Rik J Deitsch, to fund costs associated with our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. During the year ended December 31, 2012, we borrowed a total of $164,779 from Mr. Deitsch and repaid a total of $149,478 to him including the $100,000 repayment through exchange of the 10 million shares of Company’s stocks. In addition Mr. Deitsch sold $175,000 of the Company’s debt in a private transaction.

In addition, during the year ended December 31, 2012, we raised an additional $613,500 of which $454,500 was received through the sale of restricted stock and $159,000 through the issuance of short-term notes bearing interest at 8% to 12%.

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

Item 8. Financial Statements and Supplementary Data

The information required by this item begins on page F-1 and is attached hereto and incorporated herein by reference. The index to our annual financial statements as of and for the years ended December 31, 2012 and 2011 can be found under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 12, 2012, the Board approved the dismissal of Kingery & Crouse, P.A. (“Kingery”) as the Company’s independent registered public accounting firm and the engagement of Liggett, Vogt & Webb, P.A. (“LVW”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012.

Item 9A. Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2012, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2012, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2012. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012, our management concluded that its material weaknesses in its internal controls over financial reporting include matters pertaining to: (a) lack of separation of function in the roles of a Chief Executive Officer and Chief Financial Officer; and (b) the need to enhance the supervision, monitoring and reviewing of financial statement preparation processes.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and concluded that it is ineffective because of the material weaknesses in our internal control over financial reporting described above.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In conjunction with Item 9A above (Evaluation of Internal Controls over Financial Reporting) and following our management’ assessment and conclusion that our internal control over financial reporting as of December 31, 2012 is ineffective, because of the material weaknesses described above, our Board approved the election of Bruno Sartori as Chief Financial Officer. Pursuant to the termination of Mr. Sartori, we are actively seeking a new Chief Financial Officer.

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

Listed below are our executive officers and directors as of December 31, 2012

Name	Age	Position with the Company	Director Since

Rik J. Deitsch	45	Chairman, President and Chief Executive Officer*	2002

Stewart Lonky, M.D.	66	Director (1)	2004

Harold H. Rumph	82	Director	April 2008

Garry R. Pottruck	56	Director (1)	July 2009

(1)	Dr. Lonky and Garry R. Pottruck are members of our Audit Committee and Compensation Committee.

*	Rik Deitsch also served as Chief Financial Officer until the appointment of Bruno Sartori in March, 2012 Upon the termination of Mr. Sartori, Mr. Deitsch resumed the role of Chief Financial Officer in September, 2012

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

Section 16(a) Compliance of Officers and Directors

As of April 15, 2013, based on our review of Forms 3, 4, 5, and Schedule 13D furnished to us during the last fiscal year, all of our officers and directors filed the required reports.

Corporate Governance

a. Committees

(i) Audit Committee

On November 5, 2004, our Board of Directors established an Audit Committee. An audit committee charter was approved by the Board on March 14, 2012. Mr. Pottruck became the Chairman/Member of the Audit Committee as of July 29, 2009. Dr. Lonky also serves on the Audit Committee. During our 2012 Fiscal Year, our Audit Committee met 2 times in October 2012 in connection with our 2011 Fiscal Year audit, at which time the audit committee reviewed the audited financial statements and related notes. In addition, the audit committee met prior to the filing of each of the 2012 quarterly reports to review such reports. The Audit Committee addresses any questions it has to our Board members and officers, and our principal independent accountants.

(ii) Compensation Committee

On November 5, 2004, our Board of Directors established a Compensation Committee. We do not have a Compensation Committee Charter. Dr. Lonky serves on our Compensation Committee and Mr. Pottruck became our Compensation Committee’s Chairman as of July 29, 2009. During our 2012 fiscal year, our Compensation Committee met 2 times. Our Compensation Committee reviews all salaries, expenses, stock plans, and other compensation paid to our officers, directors, consultants, and others. Our Compensation Committee has not adopted any specific processes or procedures for considering executive and director compensation.

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

c. Board of Director Meetings

We had seven Board of Directors meetings during our 2012 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d. Annual Shareholder Meetings

We held no annual shareholder meeting during 2012.

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

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Rik Deitsch	2012	130,000	—	517,200	—	—	—	—	647,200

Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board	2011	220,673	—		—	—	—	—	220,673

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2012.

DIRECTOR COMPENSATION

	Fees Earned			Non-Equity	Nonqualified
	or Paid in	Stock	Option	Incentive Plan	Deferred Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)(1)	($)(2)	($)	($)	($)	($)	($)

Rik Deitsch	130,000	457,200	0	0	0	0	587,200

Stewart Lonky	0	182,600	0	0	0	0	182,600

Garry Pottruck	0	162,400	0	0	0	0	162,400

Harold H. Rumph	0	176,000	0	0	0	0	176,000

(1)	Represents salary paid and accrued during 2012

(2)	Represents stocks issued for services at a price per share of $0.0165, $0.022 and $0.014 per share during February, October and December 2012, respectively.

Director Compensation

There are no standard arrangements to which directors are compensated for services provided to us. Should we obtain adequate funding or sufficient revenues to justify standard arrangements for director compensation, we will consider whether to adopt such a compensation plan.

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2012 to any executive officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of December 31, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 561,773,778 shares issued and outstanding as of December 31, 2012

Security Ownership of Management and Beneficial Owners

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding

Rik J. Deitsch Chief Executive Officer/President 12502 W. Atlantic Blvd Coral Springs, Florida 33071	79,351,700	14%

Dr. Stewart Lonky Director 12936 Discovery Creek Playa Vista, CA 90094	12,420,000	2%

Harold Rumph Director 1537 NW 65th Ave Plantation, FL 33313	13,400,000	2%

Garry Pottruck Director 10768 NW 18 Court Coral Springs, Florida 33071	10,925,000	2%

All executive officers and directors as a group (4) persons	116,096,700	20%

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

During the year ended December 31, 2012, we borrowed a total of $164,779 from Mr. Deitsch and repaid a total of $149,478 to him. In addition Mr. Deitsch transferred $175,000 of our debt in a private transaction. The balance owed to our President, Rik Deitsch, at December 31, 2012 was $606,168, which includes accrued interest of $324,853. This demand loan is unsecured and bears interest at a rate of 4.0%.

Subsequent to December 31, 2012 we received additional advances from Mr. Deitsch in the amount of $45,079 and repaid Mr. Deitsch $1,200. The amount owed to Mr. Deitsch as of April 12, 2013 was $656,534, which includes $331,407 of accrued interest.

Debt owed to our Directors

At December 31, 2012, we owed Garry Pottruck, a Director of Nutra Pharma, $276,387. The note is for principal amount of $200,000 with interest calculated at 10% interest for the first month plus 12% per annum calculated after 30 days from funding. The note was issued in the third quarter of 2010 and was expected to be repaid in six months to a year from the date of the loan.

Debt owed to ReceptoPharm’s Former President as of December 31, 2012

In addition, at December 31, 2012, we were indebted to Paul Reid, the former President of our wholly owned subsidiary, ReceptoPharm, in the amount of $117,218. This amount includes accrued interest of $37,392. This loan is due on demand and bears interest at a rate of 5% per annum. The loan is secured by certain intellectual property of ReceptoPharm.

Director Independence

Our common stock is quoted on the OTCQB; that trading medium does not have director independence requirements. Under Item 407(a) of Regulation S-K, we have adopted the definition of independence used by the American Stock Exchange, which may be found in the American Stock Exchange Company guide at (s) 121(A) (2) (2007). This definition states that our Board of Directors must affirmatively determine whether any of our directors have a relationship that would interfere with the exercise of independent judgment in carrying out their responsibilities of a director. Based on this definitional standard, our Board of Directors has determined that none of our Directors are independent.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to us for fiscal years ended December 31, 2012 and 2011 by our current auditors, Liggett, Vogt & Webb, P.A., and former auditors, Kingery & Crouse P.A. were approximately $88,436 and $71,500 for professional services rendered for the audit of our annual financial statements and reviews of our interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.

Audit-Related Fees

 Audit-related fees represent review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years, and the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. No such fees were paid to Liggett, Vogt & Webb, P.A and Kingery & Crouse, P.A. in 2011 or 2012.

Tax Fees

No such fees were paid to Liggett, Vogt & Webb, P.A and Kingery & Crouse, P.A. in 2011 or 2012.

All Other Fees

No such fees were paid to Liggett, Vogt & Webb, P.A and Kingery & Crouse, P.A. in 2011 or 2012.

As of December 31, 2012, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

Dated: April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch	Chairman of the Board, President, Chief Executive Officer, Principal Financial Officer,	April 16, 2013
Principal Accounting Officer

/s/ Garry R. Pottruck	Director	April 16, 2013

/s/ Stewart Lonky	Director	April 16, 2013

/s/ Harold H. Rumph	Director	April 16, 2013

432 Park Avenue South , 10 Floor New York , NY 10016 (212) 481-3490 1500 Gateway Boulevard, Suite 202 Boynton Beach , FL 334 26 (561) 752 -1721

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Nutra Pharma Corp.

We have audited the accompanying consolidated balance sheet of Nutra Pharma Corp. and Subsidiaries (the “Company”) as of December 31, 2012 and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Nutra Pharma Corp. as of December 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, for the year ended December 31, 2012, the Company has a net loss of $3,612,351, a working capital deficiency of $3,632,479 and a negative cash flow from operations of $721,242. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

April 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nutra Pharma Corp.:

We have audited the accompanying consolidated balance sheet of Nutra Pharma Corp. (the “Company”), as of December 31, 2011, and the related consolidated statement of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to such financial statements, the Company has suffered recurring losses from operations and has ongoing requirements for additional capital investment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A

Certified Public Accountants

Tampa, FL

November 9, 2012

2801 WEST BUSCH BOULEVARD, SUITE 200, TAMPA, FLORIDA 33618

PHONE: 813.874.1280 ■ FAX: 813.874.1292 ■ WWW.TAMPACPA.COM

NUTRA PHARMA CORP.

Consolidated Balance Sheets

	December 31,
	2012	2011

ASSETS
Current Assets:
Cash	$7,559	$-
Accounts receivable, net of allowances for doubtful accounts of $0 and $603,893, respectively	38,314	-
Subscription receivable	-	8,000
Inventory,net	-	117,800
Prepaid expenses and other current assets	200,868	32,375
Total current assets	246,741	158,175

Property and equipment, net	39,515	54,509
Other assets	16,621	16,621
Total assets	$302,877	$229,305

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$800,860	$1,098,452
Accrued expenses	964,673	951,073
Due to officers	723,386	850,529
Derivative Warrant Liability	18,727	28,833
Other debt	1,371,574	1,211,863
Total current liabilities	3,879,220	4,140,750

Commitments and Contingencies (See Note 9)	-	-

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 561,773,778 shares issued and outstanding at December 31, 2012, 321,027,959 shares issued and 326,337,959 shares outstanding at December 31, 2011	561,774	326,337
Additional paid-in capital	33,505,739	29,793,723
Accumulated deficit	(37,643,856)	(34,031,505)
Total stockholders' deficit	(3,576,343)	(3,911,445)
Total liabilities and stockholders' deficit	$302,877	$229,305

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Operations

	For the years ended December 31,
	2012	2011

Net sales	$203,290	$159,599
Cost of sales	147,647	879,587
Gross profit (loss)	55,643	(719,988)

Operating expenses:
Selling, general and administrative - including stock based compensation of $1,799,461 and $854,167, respectively	2,653,696	3,039,795
Research and development	3,046	90,865
Provision for bad debts	-	99,935
Total operating expenses	2,656,742	3,230,595
Net loss from operations	(2,601,099)	(3,950,583)

Other income (loss)
Interest expense	(153,472)	(424,038)
Change in fair value of derivatives	(400,488)	(22,577)
Loss on settlement of debt and accounts payable	(457,292)	-
	(1,011,252)	(446,615)
Net loss	$(3,612,351)	$(4,397,198)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	402,996,638	297,730,411

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Changes in Stockholders' Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2010	280,091,899	$280,092	$27,039,801	$(29,634,307)	$(2,314,414)
Issuance of common stock in exchange for future services - $0.13 per share	4,200,000	4,200	539,800		544,000
Issuance of common stock in exchange for services - $0.03 to $0.20 per share	1,100,000	1,100	75,733		76,833
Common stock issued for cash - $0.05 per share	3,190,000	3,190	156,310		159,500
Common stock issued under purchase agreement	16,731,774	16,731	1,263,269		1,280,000
Common stock issued in exchange for debt - $0.06 per share	10,000,000	10,000	590,000		600,000
Common stock placed in escro was security for note payable	5,714,286	5,714	(5,714)		-
Common stock issuable for services	550,000	550	20,284		20,834
Common stock issuable for cash -$0.025 per share	4,760,000	4,760	114,240		119,000
Net loss				(4,397,198)	(4,397,198)
Balance - December 31, 2011	326,337,959	326,337	29,793,723	(34,031,505)	(3,911,445)
Issuance of common stock in exchange for services to consultants	63,300,000	63,300	907,381		970,681
Issuance of common stock in exchange for services to directors and employees	42,595,000	42,595	786,185		828,780
Common stocks issued in private placement	43,450,000	43,450	391,050		434,500
Common stock issued in exchange for related party debt	17,000,000	17,000	237,700		254,700
Common stock issued for debt modification	4,000,000	4,000	96,000		100,000
Common stock issued for conversion of debt	63,890,819	63,892	1,282,900		1,346,792
Common stock issuable for private placement (1,200,000 shares)	1,200,000	1,200	10,800		12,000
Net loss				(3,612,351)	(3,612,351)
Balance -December 31, 2012	561,773,778	$561,774	$33,505,739	$(37,643,856)	$(3,576,343)

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(3,612,351)	$(4,397,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of accounts payable	357,292	-
Loss on loan modification	100,000	-
Loss on note payable default	100,000	-
Depreciation and amortization	14,994	16,058
Stock-based compensation	1,799,461	854,167
Change in fair value of derivative	400,488	22,577
Non-cash interest expense-shareholders	33,055	359,795
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	(38,314)	244,479
Decrease in inventory	117,800	135,242
Increase in prepaid stock-based compensation	(205,161)	-
Decrease in prepaid expenses	28,678	137,706
Increase in accounts payable	169,216	737,814
Increase in accrued expense	13,600	1,249
Net cash used in operating activities:	(721,242)	(1,888,111)

Cash flows from investing activities:
Acquisition of property and equipment	-	(1,360)
Net cash used in investing activities:	-	(1,360)

Cash flows from financing activities:
Common stock sold for cash	446,500	1,550,500
Proceeds from payment of subscription receivable	8,000	-
Loans from officers	164,779	702,220
Repayment of officers loans	(49,478)	(803,749)
Proceeds from convertible notes	115,000	90,500
Proceeds from notes payable	79,000	575,000
Repayments of notes payable	(35,000)	(225,000)
Net cash provided by financing activities:	728,801	1,889,471

Net increase in cash	7,559	-

Cash - beginning of year	-	-

Cash - end of year	$7,559	$-

Supplemental Cash Flow Information:
Cash paid for interest	$77,314	$64,243
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:
Note issued in settlement of payable	$436,639	$350,000
Shares issued to satisfy debt	$1,346,792	$300,000
Increase in subscriptions receivable and common stock issuable	$-	$8,000
Stocks issued to satisfy debt-related party	$254,700	$-

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the results of Nutra Pharma and its wholly-owned subsidiaries Designer Diagnostics Inc. and ReceptoPharm (collectively "the Company", “us”, “we” or “our”). We operate as one reportable segment. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern

Our consolidated financial statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $37,643,856 at December 31, 2012. In addition, we had respective working capital and stockholders’ deficits at December 31, 2012 of $3,632,479 and $3,576,343.

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

As of December 31, 2012, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company grants credit without collateral to its customers based on the Company’s evaluation of a particular customer’s credit worthiness. In addition, allowances for doubtful accounts are maintained for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Accounts receivable are written off after collection efforts have been deemed to be unsuccessful. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts, while subsequent recoveries are netted against the provision for doubtful accounts expense. The Company generally does not charge interest on accounts receivable.

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts.

The activity in the allowance for doubtful accounts for the years ended December 31, 2012 and 2011 was as follows:

	2012	2011

Balances at January 1	$603,893	$-
Return allowance	-	503,958
Provision for bad debts	-	99,935
Write-offs	(603,893)	-
Balances at December 31	$-	$603,893

Inventories

Inventories, which are stated at the lower of average cost or market, and consist mostly of raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand. If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs are charged to cost of goods sold. We performed evaluations of our inventory during the year ended December 31, 2012 and 2011 and recorded total allowances of $117,800 and $669,462, respectively.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes In addition, during the year ended December 31, 2011, 96%, of our sales were to a single costumer. There were no sales concentrations in the year ended December 31, 2012.

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

Property and equipment consists of the following at December 31,

	2012	2011

Computer equipment	$21,918	$21,918
Furniture and fixtures	34,757	34,757
Lab equipment	42,129	42,129
Telephone equipment	12,421	12,421
Office equipment – other	2,629	2,629
Leasehold improvements	67,417	67,417
Total	181,271	181,271
Less: Accumulated depreciation and amortization	(141,756)	(126,762)

Property and equipment, net	$39,515	$54,509

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At December 31, 2012 and 2011, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the years ended December 31, 2012 and 2011 was $14,994 and $16,058, respectively.

Advertising

All advertising costs are expensed as incurred. Advertising costs were approximately $70,800 and $102,000 for the years ended December 31, 2012 and 2011, respectively.

Research and Development

Research and development is charged to operations as incurred. We incurred research and development expenses of approximately $3,050 and $91,000 for the years ended December 31, 2012 and 2011, respectively.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 740, Income Taxes (“ASC Topic 740”). Under ASC Topic 740, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and tax reporting arise primarily from the use of different methods to record bad debts and /or sales returns, and inventory reserves.

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position. As of December 31, 2012 and 2011, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire (which may be as much as 20 years while we have unused net operation losses), we are subject to income tax audits in the jurisdictions in which we operate.

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB ASC Topic 718, Stock Compensation (“ASC Topic 718). ASC Topic 718, which requires that the cost resulting from all share-based transactions be recorded in the financial statements over the respective service periods. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. As of December 31, 2012 and 2011, the following items were not included in dilutive loss as the effect is anti-dilutive:

	2012	2011
Options and warrants	57,256,667	47,921,667
Convertible notes payable	44,642,858	5,838,710
Total	101,899,525	53,760,377

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

The following table summarizes our financial instruments measured at fair value as of December 31, 2012 and 2011:

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:

Warrant liability	$18,727	$–	$–	$18,727
Convertible Notes at Fair Value	$588,091	–	–	$588,091

	Fair Value Measurements at December 31, 2011
Liabilities:	Total	Level 1	Level 2	Level 3

Warrant liability	$28,833	$-	$-	$28,833
Convertible notes at fair value	$206,863	$-	$-	$206,863

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the year ended December 31, 2012 and 2011:

Description	2012	2011

Beginning balance	$28,833	$109,500
Purchases, issuances, and settlements	-	-
Total gain included in earnings (1)	(10,106)	(80,667)

Ending balance	$18,727	$28,833

(1) The gain related to the revaluation of our warrant liability is included in “Change in fair value of derivatives” in the accompanying consolidated statement of operations.

The Company values its warrants using a Dilution-Adjusted Black-Scholes Model. Assumptions used include (1) 0.36% to .51% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 124% to 236% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

The following table summarizes the significant terms of each issuance of the debentures for which the entire hybrid instrument is recorded during 2012 at fair value.

				Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture Issuance	Face		Default Interest	Anti- Dilution Adjusted		Look-back
Year	Amount	Interest Rate	Rate	Price	%	Period

2011	$90,500	8.00%	30%	$0.0055-$0.029	58%	10 days
2012	902,369	6%-12%	n/a	$0.0070-$0.0137	15%-70%	5 to 20 Days
Total	$992,869

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the year ended December 31, 2012 and 2011 for the Convertible Notes

	Years ended December 31,
	2012	2011
Description

Beginning balance	$206,863	$-

Purchases, issuances, and settlements	902,369	90,500

Day one loss on value of hybrid instrument	479,422	103,244

(Gain) loss from change in fair value	309,680	13,119

Conversion to common stock	(1,310,243)	-

Ending balance	$588,091	$206,863

3. SETTLEMENT OF ACCOUNTS AND NOTE PAYABLE

Redwood Management Agreement – Bank of America and Post Graduate Healthcare Education, LLC

At December 31, 2011 the Company owed Bank of America approximately $80,000 representing the balance of a credit line originated on September 28, 2006. On January 4, 2012 Bank of America assigned and sold this debt to Great Plains Capital Corporation (“Great Plains”). On February 3, 2012 Great Plains assigned the debt to Redwood Management, LLC (“Redwood”).

At December 31, 2011 the Company owed Post Graduate Healthcare Education, LLC (“Post Graduate”) $109,500 representing the balance of a total debt of $149,500. On February 3, 2012 Post Graduate assigned the debt to Redwood Management, LLC.

The total amount of the Company’s debt assigned to Redwood was $188,608. On February 3, 2012 under a Securities Settlement Agreement, the Company issued a Convertible Debenture to Redwood for $188,608 payable within six months with interest at 6% annum. The full amount of principal and interest was due at maturity unless the Debenture was converted to shares of common stock in accordance with the debenture agreement, whereby such debenture could be converted into shares of our common stock at a price equal to 75% of the lowest closing price (determined on the then current trading market for our common stock) during the 15 trading days prior to conversion. Following the agreement Redwood accepted 18,737,894 shares of our restricted stock as satisfaction for the note and we recorded a loss of $42,958 on the settlement.

Coventry Enterprises, LLC – Alera Technologies, Inc.

At December 31, 2011, the Company owed Alera Technologies, Inc. (“Alera”) $65,040 representing the balance of a purchase order for the production of Nyloxin™ products. On March 22, 2012 Alera assigned the rights to the debt to Coventry Enterprises, LLC (“Coventry”).

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

Coventry Enterprises, LLC – Immunoclin, Ltd

At December 31, 2011, the Company owed Immunoclin, Ltd. (“Immunclin”) $80,389 representing the balance of a purchase order for the production of Nyloxin™ products. On December 20, 2012, the Company issued an $80,000 note payable at 8% to Immunclin in exchange for the outstanding accounts payable. $20,000, $40,000 and $20,000 of the debt were assigned to Coventry Enterprises, LLC (“Coventry”) on December 20, 2012, January 7, 2013, and March 13, 2013, respectively.

On December 20, 2012, $20,000 of the note was exchanged for a Convertible Redeemable Note in favor of Coventry bearing interest of 8% annum. Coventry was entitled to convert all or any amount of the this note into shares of the Company's common stock (the "Common Stock") at a conversion price ("Conversion Price") for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during the 15 trading days immediately preceding the Conversion Date. In connection with the issuance of this convertible note payable, the Company encountered a day-one derivative loss of $13,720. Coventry made the conversion of 2,565,102 shares of Company’s common stock on December 20, 2012. The Company issued two Convertible Redeemable Notes for remaining amount of $40,000 and $20,000 on January 7, 2013, and March 13, 2013. Coventry made the conversion of a total of 15,119,481 shares of the company’s restricted stock satisfying the remaining notes in full. (See note 10)

The Company elected to account for these hybrid contracts under the guidance of FASB ASC Topic 815 Derivatives & Hedging. The fair value has been defined as the common stock equivalent value, enhanced by the fair value of the default put plus the present value of the coupon.

In connection with the issuance of these convertible notes payable, the Company recognized the change in fair value of derivatives in the amount of $21,169 and loss on settlement of accounts payable of $213,090 during the year ended December 31, 2012.

Southridge Partners, LLP (“Southridge”) Agreement – Baker Donelson Bearman Caldwell & Berkowitz, PC, Liquid Packaging Resources, Inc. (“LPR”),University Centre West Ltd., and MacDonald Trust

At September 30, 2012, the Company owed Baker Donelson Bearman Caldwell & Berkowitz, PC. approximately $39,581, which was assigned and sold to Southridge (See note 5).

At September 30, 2012, the Company owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge (See note 5).

At September 30, 2012, the Company owed LPR. approximately $250,000, which was assigned and sold to Southridge (See note 5).

At September 30, 2012, the Company owed McDonald Trust. approximately $75,000, which was assigned and sold to Southridge (See note 5).

4. DUE TO OFFICERS

At December 31, 2012 and 2011, the balance due to officers consisted of the following:

	2012	2011

An unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. The loan balance at December 31, 2012 and December 31, 2011, respectively, includes accrued interest payable of $324,853 and $297,980.	$606,168	$738,993

A loan from Paul Reid, the President of ReceptoPharm bearing interest at a rate of 5% per annum, due on demand and secured by certain intellectual property of ReceptoPharm having a zero cost at December 31, 2012 and 2011.	117,218	111,536

Ending balances	$723,386	$850,529

During the year ended December 31, 2012, we borrowed $164,779 and repaid $324,478 to Mr. Deitsch. Included in this amount, Mr. Deitsch assigned $175,000 of the debt to a third party on January 2, 2012 and accepted a total of 10,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan the Company in December 2012(See note 6).

During the year ended December 31, 2011, we borrowed a total of $702,220 from Mr. Deitsch and repaid a total of $803,749 to him. In addition, Mr. Deitsch sold $300,000 of the Company’s debt in a private transaction (see Note 6).

5. OTHER DEBT

Other debt (all short-term) consists of the following at December 31, 2012 and 2011:

	2012	2011

Note payable – Related Party (1)	$190,000	$200,000
Notes payable – Non Related Parties (2)	593,483	805,000
Convertible notes payable, at fair value (3)	588,091	206,863

Ending balances	$1,371,574	$1,211,863

(1)	During the third quarter of 2010 we borrowed $200,000 from one of our directors. We repaid $10,000 during the third quarter of 2012. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. At December 31, 2012 and 2011, we owed this director accrued interest of $86,387 and $54,423, respectively.

(2)	At December 31, 2012, the balance consisted of the following loans:

•	In May 2011, the Company received two loans for a total of $50,000 from non-related parties. These loans were expected to be repaid no later than December 31, 2011, along with interest calculated at 10% for the first month plus 12% after 30 days from funding. These loans are guaranteed by an officer of the Company. The Company was unable to repay the loans and they continue to accrue interest. At December 31, 2012 and 2011, the accrued interest payable was $16,369 and $8,899, respectively.

•	On December 20, 2012, the Company issued an $80,000 note payable at 8% to Immunclin in settlement of accounts payable (See note 3). $20,000 of the debt was assigned to Coventry on December 20, 2012. The remaining $60,000 was assigned to Coventry during the first quarter of 2013.

•	At December 31, 2012, the total amount of the Company’s debt assigned to Southridge was $483,483. In connection with the debt sales to Southridge, the Company recorded loss on settlement of accounts payable for $63,490 in statement of operations. The Company is currently negotiating with Southridge Partners to arrange a settlement of operations. The balance of $483,483 consisted of the following loans:

i.	On March 22, 2012 the Company issued a promissory note to the Michael McDonald Trust in the amount of $75,000. $25,000 of the funds was received during the first quarter of 2012. The remaining amount of $50,000 was received during the third quarter of 2012. The note is due and payable on the date that is six months from the execution and funding of the note. Interest is based on a rate of three (3%) percent per month to be accrued from the later of the date of the note or receipt of funds until all principal has been paid. In August 2012, McDonald Trust sold their debt to Southridge Partners, LLP for consideration of $88,500(See note 10).

ii.	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), the Company agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments and on January 26, 2012, we signed the first amendment to the settlement agreement whereunder we agreed to pay $175,000 which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment).

The Company repaid $25,000 during the three months ended March 31, 2012. The Company did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 5,714,326 shares of the Company’s free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). The $100,000 default was expensed during the quarter ended March 31, 2012. The balance due to LPR at September 30, 2012 was $250,000. LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in October 2012 (See note 3 and 10).

iii.	At September 30, 2012, the Company owed Baker Donelson Bearman Caldwell & Berkowitz, PC. approximately $39,581, which was assigned and sold to Southridge for consideration of $57,800 (See note 3).

iv.	At September 30, 2012, the Company owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge (See note 3).

(3)	In September and October 2011, the Company borrowed $250,000 each (aggregating $500,000) from two non-related parties. The principal of these loans were to be repaid with a balloon payment on or before October 1, 2012. On October 19, 2012 the parties amended the notes to extend the due date to May 1, 2013 and include a conversion feature that would allow the holders to convert some or all of their outstanding notes into restricted Company stock at a 15% discount to the average closing market price of the Company's stock traded over the previous 5 days. The Company issued a total of 4,000,000 restricted shares to the note holders per the amendment and recorded a loss on loan modification of $100,000 during the year ended December 31, 2012 (See note 6). Interest on these loans is payable monthly beginning in November 2011 with interest calculated at 20% and 12%, each, respectively. At December 31, 2012 and 2011, the accrued interest payable was $10,833 and $6,666, respectively.

At December 31, 2012, this convertible note payable, at fair value, was recorded at $588,091.

On March 26, 2012, the Company issued a promissory note to Southridge Partners II, LP in the amount of $4,000. The term of the note was 45 days and bears a flat interest of $500. On October 26, 2012 Southridge converted the note into 497,238 shares of restricted common stock in full satisfaction of the note (See note 6).

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

During October 2012, both of these notes were acquired by a third party from Asher Enterprises for an aggregate amount of $100,000, and then converted into 20,000,000 restricted common shares (See note 6).

Convertible Note Payable Dated February 3, 2012 at Fair Value

On February 3, 2012, the Company issued a Convertible Debenture in the amount of $40,000 to Redwood Management, LLC. The note carries interest at 12% and is due on February 13, 2013, unless converted into shares of restricted common stock. Redwood Management, LLC has the right to convert the note, until is no longer outstanding, into shares of Common Stock at a price of Fifty Percent (50%) of the lowest closing price, determined on the then current trading market for the Company’s common stock, during the 15 trading days prior to conversion (the “Set Price”). On September 12, 2012, TCN International (TCN) completed the purchase and transfer of this note including penalties and unpaid interest, for the sum of $52,500. Redwood Management, LLC has acknowledged the full payment of the Note, in favor of Nutra Pharma Corporation and releases Nutra Pharma Corporation from all obligations under the Note. Upon the request of TCN, the Board of Directors of the Company approved the conversion of these notes into Restricted Common Stock of the Company,providing 7,500,000 (seven million, five hundred thousand) shares of Nutra Pharma common stock to relinquish the total debt of $52,500 (See note 6).

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

On October 26, 2012, Southridge converted the note into 5,919,495 shares of the Company's restricted common stock (See note 6).

The Company elected to account for these hybrid contracts under the guidance of ASC 815-15-25-4. The fair value has been defined as the common stock equivalent value, enhanced by the fair value of the default put plus the present value of the coupon.

In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $100,914 and $103,244, respectively at December 31, 2012 and 2011 related to the recognition of (i) the hybrid note and (ii) the derivative instrument arising from the fair value measurement due to the fair value of the hybrid note and embedded derivative exceeding the proceeds that the Company received from the arrangement. Therefore, the Company was required to record a loss on the derivative financial instrument. In addition, the fair value will change in future periods, based upon changes in the Company’s common stock price and changes in other assumptions and market indicators used in the valuation techniques. These future changes will be currently recognized in other expense or other income on the Company’s statement of operations. Accordingly, the Company recognized the change in fair value of derivative in the amount of $287,891 and $13,119 during the years ended December 31, 2012 and 2011.

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

6. STOCKHOLDERS' DEFICIT

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

In the fourth quarter 2012, the Company sold an aggregate of 17,650,000 shares of restricted common stock to investors at a price of $0.01 per share and received $176,500. The Company issued a total of 17,650,000 warrants to purchase common stock at an exercise price of $0.10 per share. The warrants expire on December 31, 2014.

Shares Issued to Employees and Directors

On February 3, 2012 the Board of Directors approved a resolution for the issuance of a total of 15,720,000 shares of the Company’s restricted common stock to the Directors and Employees of the Company. The issuance was valued at $0.0165 per share, which was the fair market value of the Company’s common stock on the date of issuance.

During October and December 2012 the Board of Directors approved resolutions for the issuance of a total of 26,875,000 shares of the Company’s restricted common stock to the Directors and Employees of the Company. The shares were valued at $0.022 and $0.014 per share, which was the fair market value of the Company’s common stock on the date of issuance.

Common Stock Issued for Services

On December 14, 2012 the Company issued a total of 1,000,000 shares of the Company’s restricted common stock to Roetzell & Andress for legal services for a one year term. The share was valued at $0.014 per share. The Company recorded a prepaid equity compensation charge of $14,000 during the year ended December 31, 2012 to be recognized by the Company over the vesting period of one year.

During October and December, 2012 the Company issued a total of 16,250,000 shares of the Company’s restricted common stock to five vendors as satisfaction for 2012 services and materials. The shares were valued between $0.015 and $0.030 per share, which was the fair market value of the Company’s common stock on the date of the agreement.

During October, 2012 the Company issued a total of 15,100,000 shares of the Company’s restricted common stock to five consultants for marketing services for six months term. The share was valued at $0.0125 per share. The Company recorded an equity compensation charge of $80,216 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $108,534 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of three and half months.

During December, 2012 the Company issued 500,000 shares of the Company’s restricted common stock to a consultants for real estate consulting services for three months term. The share was valued at $0.0125 per share. The Company recorded an equity compensation charge of $1,042 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $5,208 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of two and half months.

During March and August, 2012 the Company issued 3,000,000 shares of the Company’s restricted common stock to JPU Ventures, Inc. under each agreement dated March 19, 2012 and August 13, 2012 for a total of $6,000,000 shares. The agreement was for investor relations services for a six months term. The shares were valued at $0.0132 and $0.0125 per share. The Company recorded an equity compensation charge of $39,600 and $21,875 for each agreement during the year ended December 31, 2012. The remaining unrecognized compensation cost of $15,625 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of two and half months. The Company issued them an additional 500,000 restricted shares for additional services rendered during December 2012. The shares were valued at $0.0179 per share.

On March 16, 2012 the Company entered into an agreement with Mark Bergman, a consultant. The contract is for an initial six months term. The shares were valued at $0.02 per share, which was the fair market value of the Company’s common stock on the date of issuance. Under the agreement the consultant’s services include the identification of international markets, funding sources for targeted companies and assistance with overall strategic planning and execution. As compensation under this agreement the Company issued 3,000,000 free trading, unrestricted shares on March 16, 2012. The Company issued them an additional 5,500,000 restricted shares under the amended agreement during December 2012. The Company recorded an equity compensation charge of $40,104 for agreement during the year ended December 31, 2012. The remaining unrecognized compensation cost of $28,646 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of five months.

On December 20, 2011 the Company entered into an agreement for investor relations services with a Consultant. The contract was for a six months term and calls for the issuance of 1,000,000 shares of restricted common stock payable in four tranches of 250,000 each as follows: (I) January 10, 2012 (II) February 10, 2012 (III) March 10, 2012 (IV) April 10, 2012. The shares were valued and charged to operations on the dates they were issued. At each issuance date, the fair market value of the shares was adjusted to the actual price on those dates with any adjustments made through our consolidated statements of operations. During October, the Company issued them an additional total of 1,000,000 restricted shares under a new agreement for a six months term. The share was valued at $0.0125 per share. The Company recorded an equity compensation charge of $8,697 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $3,533 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of three and half months. The Company issued an additional 200,000 restricted shares for additional services rendered during December 2012.

On February 22, 2012 the Company engaged Capital Path Securities, LLC (“CPS”) as its exclusive advisor on a proposed placement by way of an equity line of approximately $10,000,000 of the Company’s equity or equity linked securities. All upfront fees have been waived by CPS. The Company will pay CPS a cash placement fee equal to 5% of all principal amounts invested from the source originated by CPS. In addition, 10,000,000 restricted shares were issued on October 26, 2012, and valued at $0.0125 per share. The Company recorded an equity compensation charge of $151,375 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $21,625 related to non-vested equity-based compensation and 125,000 non-vested shares to be recognized by the Company over the remaining vesting period of two and half months.

On July 27, 2011 the Company signed an agreement for investor relations services with Synergy Financial, LLC. The contract was for a three months term beginning August 1, 2011 and continuing through November 1, 2011 and was renewable by the Company for an additional three months period. The agreement called for a monthly payment for each of the first three months of $5,000 beginning on August 1, 2011 plus the issuance of 300,000 shares of the Company’s restricted common stock on the signing of the agreement. The shares were valued at $0.06 per share, which was the fair market value of the Company’s common stock on the date of issuance. On October 15, 2011 the Company signed a contract extension agreeing to extend the original contract signed on July 27, 2011 for an additional three (3) months under the same terms. Under this extension the Company agreed to pay Synergy Financial, LLC $5,000 monthly on the first of each month starting in November 2011, plus the issuance of 300,000 shares of the company’s restricted common stock upon the signing of the extension agreement. The Company recorded a charge to operations on October 15, 2011 of $15,000, representing the shares to be issued valued at $0.05 per share, which was the fair market value of the Company’s common stock on October 15, 2011. On February 8, 2012, the Company further extended the Agreement for an additional 3 months beginning on Feb 9, 2012 and continuing until May 9, 2012. The new extension required the Company to pay Synergy Financial 500,000 shares of restricted common stock. On March 23, 2012 both parties agreed that Nutra Pharma would issue Synergy Financial 1,000,000 shares of restricted common stock in lieu of $10,000 cash ($5,000 that was due on November 1, 2011 and $5,000 that was due on December 1, 2011). Both parties agree that all monthly compensation included in the contact dated on July 27, 2011 and all additional contract extensions have been satisfied in full. The shares were value between $0.014 and $0.020 per share.

On July 25, 2011 the Company signed an agreement for investor relations services with DRC Partners, LLC. The contract was on a month to month basis and calls for monthly payments of $5,000 in cash and 100,000 shares of restricted stock on the first day of each month of service, beginning August 1, 2011. The Company issued 100,000 shares of restricted common stock on August 22, 2011. The shares were valued at $0.06 per share, which was the fair market value of the Company’s common stock on the date of issuance. The Company did not issue additional shares under this contract. The Company entered into a separate agreement in January of 2012 for the settlement of the outstanding shares owed to DRC Partners, LLC for 400,000 shares. We issued them an additional 1,500,000 restricted shares for additional services rendered during December 2012. The shares were valued at $0.041 per share.

In April 2011, the Company issued 250,000 shares of restricted common stock to Undiscovered Equities, a consultant for investor and public relations services. The agreement was for one year. Three additional tranches of 250,000 shares of restricted common stock were earned on July 11, 2011, October 11, 2011 and January 11, 2012. The shares were valued at $0.02 per share.

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

Common Stock Issued for Debt Modification

On October 19, 2012 the Company amended the notes $250,000 each (aggregating $500,000) from two non-related parties originated in September and October 2011to include a conversion feature that would allow the holders to convert some or all of their outstanding notes into restricted Company stock at a 15% discount to the average closing market price of the Company's stock traded over the previous 5 days. The Company issued a total of 4,000,000 restricted shares to the note holders per the amendment. The shares were valued at $0.025 per share. (See note 5).

Common Stock Held in Escrow

On July 27, 2011 the Company issued 5,714,286 shares of free trading common stock in certificate form which is held in escrow as security under an agreement reached with Liquid Packaging Resources, Inc. (“LPR”) on August 2, 2011(See note 3 and 5).

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

At December 31, 2011 the Company owed DRC Partners, LLC $16,239 plus 400,000 shares of restricted common stock under an agreement for investor relations services entered into July 25, 2011. In satisfaction of this debt our President, Rik Deitsch, assigned $175,000 of the debt owed to him by the Company to the principal of DRC Partners, LLC under an agreement dated January 2, 2012. On January 4, 2012, the Company approved the issuance of 7,000,000 shares of its restricted common stock in satisfaction of the debt. The 7 million shares of restricted common stock were issued on January 6, 2012 and valued at $0.0221 per share, which was the fair market value of the Company’s common stock on the date of issuance.

During December 2012, the Board of Directors approved resolutions for the issuance of a total of 10,000,000 shares of the Company’s restricted common stock to Mr. Deitsch to discharge $100,000 of his outstanding loan the Company (See note 4). The shares were valued at the note payable amount due to the fact that it was a related party transaction. 10,000,000 warrants to purchase stock at an exercise price of $0.10 per share were also issued to Mr. Dietsch. The warrants expire on December 31, 2014

Common Stock Issued for Settlement of Accounts Payable & Debt

Following the agreements with Coventry Enterprises, LLC (see Note 3), the conversions for 8,672,090 and 2,564,102 shares of the Company’s restricted common stocks were issued for settlement of accounts payable and a convertible note payable on March 29, 2012 and December 20, 2012, respectively. The shares were valued at $168,889 and $33,720, respectively, which was the fair value of convertible debts on the date of conversion.

Following the agreement with Southridge (see Note 5), the conversion for a total of 6,416,733 shares of the Company’s restricted common stock satisfying the note in full was made in October 2012. The shares were valued at $157,179, which was the fair value of convertible debts on the date of conversion.

Following the agreement with Asher Enterprises, LLC (see Note 5), the conversion for a total of 20,000,000 shares of the Company’s restricted common stock satisfying the note in full was made in October 2012. The shares were valued at $356,779, which was the fair value of convertible debts on the date of conversion.

Following the agreement with Redwood and TCN (see Note 5), the conversion for a total of 7,500,000 shares of the Company’s restricted common stock satisfying the note in full was made in October 2012. The shares were valued at $273,144, which was the fair value of convertible debts on the date of conversion.

Following the agreement with Redwood (see Note 3), conversions were made for a total of 18,737,894 shares of the Company’s restricted stock, satisfying the note in full. The shares were valued at a total amount of $320,531, which was the fair value of convertible debts on the date of conversion.

7. STOCK OPTIONS AND WARRANTS

Equity Compensation Plans

On December 3, 2003, the Board of Directors approved the Employee/Consultant Stock Compensation Plan (the "2003 Plan"). The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us, through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 2,500,000. At December 31, 2012, a total of 5,000 shares of common stock were available to be issued under the 2003 Plan.

On June 6, 2007 the Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the "2007 Plan"). The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us, through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2007 Plan is 25,000,000. On July 27, 2011 the Company issued 5,714,236 shares to be placed in escrow under a settlement agreement with Liquid Packaging Resources, Inc. dated August 2, 2011. At September 30, 2012, the LPR assigned the debt to Southridge Partners. The Company is currently negotiating with Southridge Partners to arrange a settlement of the debt. Once the debt is satisfied, LPR will return all of the Company's collateral shares currently held by LPR's attorney (See note 3). At December 31, 2012, a total of 250,000 shares of common stock were available to be issued under the 2007 Employee/Consultant Stock Compensation Plan.

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

No options were issued under the plans during 2011 and 2012.

We account for option and stock awards under our option plans in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC Topic 718”), which requires the measurement and recognition of compensation expense in our statement of operations for all share-based option and stock awards, based on estimated grant-date fair values.

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

Common Stock Options

A summary of stock options for the years ended December 31, 2012 and 2011 is as follows:

	Stock Options	Weighted average exercise price
Balance December 31, 2010	1,000,000	$0.20
Exercised	-	$-
Issued	-	$-
Forfeited	(1,000,000)	$0.20
Balance December 31, 2011	-	$-
Exercised	-	$-
Issued	-	$-
Forfeited	-	$-
Balance December 31, 2012	-	$-

Common Stock Warrants

From time to time, we issue warrants to purchase its common stock. These warrants have been issued for cash in conjunction with the private placement of shares of our common stock.

In the third quarter 2012, The Company issued a total of 27,000,000 warrants to purchase common stock at an exercise price of $0.10 per share in connection with a private placement offering. The warrants expire on December 31, 2014 (See note 6).

In the fourth quarter 2012, the Company issued a total of 17,650,000 warrants to purchase common stock at an exercise price of $0.10 per share in connection with the private placement offerings. The warrants expire on December 31, 2014 (See note 6).

10,000,000 warrants to purchase stock at an exercise price of $0.10 per share were issued to CEO, Mr. Dietsch in December 2012. The warrants expire on December 31, 2014

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the years ended December 31, 2012 and 2011:

	Number of shares	Weighted average exercise price
Balance December 31, 2010	44,315,000	$0.10
Exercised	-	-
Issued	3,606,667	$0.12
Forfeited	-	-
Balance December 31, 2011	47,921,667	$0.10
Exercised	-	-
Issued	54,650,000	$0.10
Forfeited/Expired	(45,315,000)	-
Balance December 31, 2012	57,256,667	$0.10

The following table summarizes information about fixed-price warrants outstanding as of December 31, 2012:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.10-0.15	57,256,667	2.04 years	$0.10

As of December 31, 2012, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0 and the aggregate intrinsic value of currently exercisable stock options was $0. The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.01 and $0.03 closing stock price of our common stock on December 31, 2012 and 2011, the last trading day of 2012 and 2011. There were no in-the-money options or warrants at December 31, 2012 and 2011.

There was no intrinsic value of options and warrants exercised during the year ended December 31, 2012 and 2011. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options.

8. INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2012 and 2011, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 8.84% for California State Corporate Taxes, the blended rate used was 39.83%), are approximately as follows:

	December 31,
	2012	2011

Computed "expected" tax expense (benefit) - Federal	$(1,115,374)	$(1,362,885)
Computed "expected" tax expense (benefit) - State	(318,119)	(388,712)
Stock-based compensation - permante difference	674,914	280,604
Change in fair value of derivatives - permante difference	159,500	8,993
Change in valuation allowance	599,079	1,462,000
	$-	$-

Current portion of net deferred income tax assets:	2012	2011

Allowance for doubtful accounts	$242,000	$242,000
Reserve for inventory obsolescence	313,925	267,000
Accrued salary	43,154	-
Subtotal	599,079	509,000
Valuation allowance	(599,079)	(509,000)
Current net deferred income tax asset	$-	$-

Non- current portion of net deferred income tax asset
Net operating loss carryforwards	$5,575,079	$4,976,000
Valuation allowance	(5,575,079)	(4,976,000)
Non-current net deferred income tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have provided a valuation allowance to fully reserve such assets.

As of December 31, 2012, the Company has net operating loss carryforwards of approximately $13,769,000 available to offset future taxable income in various years through December 31, 2032.  The significant difference between such net operating loss carryforwards and our accumulated deficit of approximately $37,640,000 results primarily from stock based compensation which is considered to be a permanent difference.

The valuation allowances increased by approximately $599,000 and $1,462,000 for the years ended December 31, 2012 and 2011, respectively. The Company’s 2010 to 2012 tax returns are subject to examination by Internal Revenue Services.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2010, Nutra Pharma entered into an operating lease for the use of office space. The lease expires in January 2013 and requires monthly payments of approximately $9,000. In February 2013, Nutra Pharma entered into a new operating lease for monthly payments of approximately $3,500 for three years. ReceptoPharm leases a lab and renewed operating lease agreement for five years in July of 2012. The lease requires monthly payments of approximately $4,000 beginning August 1, 2012. Future minimum payments under these lease agreements, including the extension period, are approximately as follows:

Years ended December 31,	Amounts

2013	115,220

2014	116,345

2015	120,218

2016	79,892

2017	45,249

Total	476,924

Rent expense in 2012 and 2011 approximated $183,000 and $168,000, respectively.

Litigation

Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc.

On August 18, 2006, ReceptoPharm was named as a defendant in Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.: 18247/06 (New York Supreme Court, Queens County). The original proceeding claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and shareholder and several corporations that she claims to own, the sum of $118,928.15 plus interest and counsel fees on a series of promissory notes that were allegedly executed in 2001 and 2002. On August 23, 2007, the Queens County, New York Supreme Court issued a decision denying Plaintiffs motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes. On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims seeking damages of no less than $768,506 on their claims that in or about June 2004 ReceptoPharm breached its fiduciary duty to the Plaintiffs as shareholders of ReceptoPharm by wrongfully canceling certain of their purported ReceptoPharm share certificates. In late 2010, Plaintiffs further amended their complaint alleging that ReceptoPharm violated Plaintiffs contractual and statutory rights by cancelling an additional 1,214,800 share certificates and failing to permit the Plaintiffs to exercise dissenting shareholder rights with respect to those share certificates. The damages associated with the Plaintiff’s claims could rise as the result of any increases in the Company’s share price as the ReceptoPharm shares may be convertible into the Company’s common shares. The potential exposure may exceed $10,000,000 if the Plaintiffs are successful with all of their claims.

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

Subsequent to June 30, 2011, at LPR's request, the parties mediated the dispute before LPR responded to the Motion to Dismiss. At the mediation, the parties worked out an agreement whereby Nutra Pharma would purchase from LPR the components LPR purchased from third parties at an amount slightly less than the principal amount of the suit and on terms acceptable to Nutra Pharma. The agreed price was $350,000 payable over 7 months in equal $50,000.00 amounts. This agreement was reached by Nutra Pharma because it provided tangible value in exchange for the purchase price rather than incurring the expense of litigation which would likely be substantial and not recouped. While Nutra Pharma had counterclaims it could assert, this was a practical resolution. The settlement allowed Nutra Pharma to take possession of the components prior to full payment and, in exchange, provided security to LPR in the form of Nutra Pharma stock valued at $400,000 at the time of issuance. The stock can only be sold in event of a default of the payment schedule. The litigation was dismissed in August of 2011. The Company made the August, September and November payments (totaling $150,000) in a timely fashion. The Company was late for the payment due October 15, 2011 and requested an accommodation from LPR, eventually paying an extra $5,000 towards that payment. At December 31, 2011, the Company had made total payments of $205,000 with an additional $150,000 owed. In order to allow the Company to skip the December payment, LPR agreed to another accommodation whereby the Company would pay both the December and January payment with an additional $10,000 on or before January 16, 2012. The Company was unable to make this payment and on January 26, 2012 signed an amended payment schedule adding an additional $15,000 for a total of $175,000 owed. The Company's CEO, Rik Deitsch, added additional collateral stock in a separate company that he held personally. In January, $25,000 was paid, with subsequent payments of $30,000 due monthly on the 15th of March through the 15th of July, 2012. The Company failed to make the March payment and was subsequently called in default of the Agreement. Under the original agreement, if Nutra Pharma is in default of the agreement, LPR has the right to sell shares of the company’s free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 representing the new total cash amount due to LPR by the Company.

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

Paul F. Reid v, Harold H. Rumph et al.

On December 28, 2011 Paul F. Reid ("Reid") brought the case against Harold H. Rumph ("Rumph"), Receptopharm, and Nutra Pharma to recover approximately $330,000 that was allegedly either loaned to Receptopharm or owing to Reid pursuant to an oral employment agreement, The Complaint alleges that Nutra Pharma is jointly liable for Reid's damages because Receptopharm was allegedly merged into Nutra Pharma. Nutra Pharma has answered the Complaint and specifically denied the validity of several promissory notes that form the basis of Reid's damages. According to Nutra Pharma, Reid may have a claim for approximately $140,000 (which is included in accruals for disputed services), but any amounts above that are not supported by the record. The parties have engaged in limited discovery to date, including the June 2012 deposition of Rumph. The Company will vigorously defend against this action and, in so doing, will attempt to settle this case favorably and accordingly no effect has been given to any loss above what has already been accrued that may result from the resolution of this matter in the accompanying consolidated financial statements

Dustin Travers v, XenaCare Holdings, Inc., et al.

On March 7, 2012 XenaCare Holdings and Nutra Pharma were named as Defendants in the proposed Class Action filed in the Superior Court of California. Dustin Travers alleges that the marketing of the Homeopathic drug, Cobroxin included false and misleading statements regarding the product's efficacy for the relief of chronic pain. Most of the suit is a diatribe against the entire concept of homeopathy and states, incorrectly, that cobra venom has never been proven scientifically as a pain reliever. On August 10, 2012, the parties reached a settlement whereby the suit would be dismissed against Nutra Pharma in return for $16,500 payable in 6 monthly payments of $2,750 beginning on August 20, 2012 with the last payment due on January 20, 2013. As part of the settlement, the Company will also make certain label changes to the Cobroxin packaging that better explain the product as a Homeopathic drug. Nutra Pharma was dismissed as a Defendant with prejudice on August 14, 2012.

Involuntary Petition of Bankruptcy

On August 31, 2012 a Petition for Involuntary Bankruptcy was filed against us by former ReceptoPharm employees and a former consultant to ReceptoPharm in the United States Bankruptcy Court, Southern District of Florida. The Petitioners are claiming a total of $990,927.75 due them in the form of accrued wages and a Note Payable. On October 12, 2012 the Plaintiffs filed an amended Petition, in effect lowering their claims to $816,662.39. We believe that the petition is frivolous and that their claims lack merit. The Company will vigorously defend against this action and accordingly no effect has been given to any loss above what has already been accrued that may result from the resolution of this matter in the accompanying consolidated financial statements.

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

OTC:BB Delinquency Notification

On May 7, 2012 the Company’s securities were removed from quotation on the OTC Bulletin Board (“OTCBB”) as a result of the failure to file its annual report, Form 10-K, by the due date of May 17, 2012, which includes the 30-day grace period allowed. The Company was also delinquent in the filing of its first, second and third quarter 10-Q reports for 2012. As of the date hereof the Form 10-K and Form 10-Q’s for the first, second, and third quarters of 2012 have been filed.

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

10. SUBSEQUENT EVENTS

Settlements of Accounts Payable

Coventry Enterprises, LLC – Immunoclin, Ltd

At December 31, 2011 the Company owed Immunoclin, Ltd. (“Immunclin”) $80,389 representing the balance of a purchase order for the production of Nyloxin™ products. $20,000, $40,000 and $20,000 of the debt were assigned to Coventry Enterprises, LLC (“Coventry”) on December 20, 2012, January 7, 2013, and March 13, 2013, respectively (See note 3).

The Company issued two Convertible Redeemable Notes for remaining amount of $40,000 and $20,000 on January 7, 2013, and March 13, 2013 bearing interest of 8% annum. Coventry was entitled to convert all or any amount of the this note into shares of the Company's common stock (the "Common Stock") at a conversion price ("Conversion Price") for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during the 15 trading days immediately preceding the Conversion Date. Coventry made the following conversions for a total of 15,119,481 shares of the company’s restricted stock satisfying the note in full:

Date	Number of shares converted	Debt Converted

January 21, 2013	4,032,258	$20,000

February 11, 2013	5,405,405	$20,000

March 20, 2013	5,681,818	$20,000

Common Stock Issued for Services

During February, 2013, the Company issued a total of 12,500,000 shares of the Company’s restricted common stock to five consultants for investor relations and marketing services.

Convertible debt and warrants

On March 22, 2013, the Company issued a Convertible Debenture in the amount of $20,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 10% and is due on March 22, 2014, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding into shares of Common Stock at a price lessor of $.0075, or (ii) fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding the conversion date . In connection with this, the Company issued warrants to Coventry to purchase up to 2,600,000 fully paid and nonassessable shares of the Company’s common stock at $0.01 per share. The warrants expires on March 22, 2018.

Notes payable- Southridge Partners, LLP (“Southridge”)

Subsequent to year end, the suit was voluntarily dismissed involving debt held by Southridge for $483,483. The debt was reverted back to the original holders. (See note 5).

Notes payable-related party

During January and February 2013, the Company received a total of $30,000 from DMH International, Inc., a company controlled by the CEO of the Company. The notes are unsecured, non-interest bearing, and due on demand.

