Form 10-Q
period 2013-03-31
NUTRA PHARMA CORP
filed 2013-05-20
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission file numbers 000-32141

NUTRA PHARMA CORP.

(Name of registrant as specified in its charter)

California	91-2021600
(State or Other Jurisdiction of Organization)	(IRS Employer Identification Number)

12502 West Atlantic Blvd, Coral Springs, Florida	33076
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☑

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of May 15, 2013 there were 597,526,592 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$7,559
Accounts receivable	44,231	38,314
Prepaid expenses and other current assets	104,719	200,868
Total current assets	148,950	246,741

Property and equipment, net	35,769	39,515
Other assets	25,372	16,621
Total assets	$210,091	$302,877

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$7,824	$-
Accounts payable	890,548	800,860
Accrued expenses	979,226	964,673
Due to officers	738,234	723,386
Derivative Warrant Liability	28,200	18,727
Other debt	1,393,285	1,371,574
Total liabilities	4,037,317	3,879,220

Commitments and Contingencies (See Note 8)	-	-

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
589,393,259 shares issued and outstanding at March 31, 2013, 561,773,778 shares issued and outstanding at December 31, 2012	589,393	561,774
Additional paid-in capital	33,700,536	33,505,739
Accumulated deficit	(38,117,155)	(37,643,856)
Total stockholders' deficit	(3,827,226)	(3,576,343)
Total liabilities and stockholders' deficit	$210,091	$302,877

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net sales	$37,781	$14,934
Cost of sales	7,254	3,010
Gross profit	30,527	11,924

Operating expenses:
Selling, general and administrative - including stock based compensation of $195,327 and $414,271, respectively	362,375	737,825
Total other costs and expenses	362,375	737,825
Net Loss from Operations	(331,848)	(725,901)

Other Expenses
Interest expense	(39,213)	(37,444)
Change in fair value of derivatives	(37,199)	(111,980)
Loss on settlement of notes and accounts payable	(65,039)	(213,090)
	(141,451)	(362,514)
Net loss	$(473,299)	$(1,088,415)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	578,614,296	348,381,372

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(473,299)	$(1,088,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of accounts payable	65,039	213,090
Loss on note payable default	-	100,000
Depreciation and amortization	3,746	3,758
Stock-based compensation	101,500	414,271
Change in fair value of derivative	37,199	111,980
Non-cash interest expense-shareholders	7,805	7,450
Changes in operating assets and liabilities:
Increase in accounts receivables	(5,917)	-
Decrease in prepaid stock-based compensation	93,827	-
Decrease in prepaid expenses	2,322	20,753
Increase in other assets	(8,751)
Increase (decrease) in accounts payable	90,077	(15,175)
Increase in accrued expenses	14,553	34,206
Net cash used in operating activities	(71,899)	(198,082)

Cash flows from investing activities:
Acquisition of property and equipment	-	-
Net cash used in investing activities:	-	-

Cash flows from financing activities:
Increase in cash overdraft	7,824	4,344
Proceeds from payment of subscription receivable	-	8,000
Loans from officers	8,816	74,716
Repayment of officers loans	(1,400)	(7,978)
Proceeds from convertible notes	20,000	115,000
Proceeds from other notes payable	-	29,000
Repayments of other notes payable	-	(25,000)
Proceeds from notes payable-related party	30,000	-
Repayments of notes payable-related party	(900)	-
Net cash provided by financing activities	64,340	198,082

Net decrease in cash	(7,559)	-

Cash - beginning of period	7,559	-

Cash - end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$12,417	$20,000
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:
Note issued in settlement of notes and accounts payable	$-	$253,648
Shares issued to satisfy debt	$120,543	$680,659

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2013

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

Basis of Presentation and Consolidation

The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K.

The accompanying condensed consolidated financial statements include the results of Nutra Pharma and its wholly-owned subsidiaries Designer Diagnostics Inc. and ReceptoPharm (collectively "the Company", “us”, “we” or “our”). We operate as one reportable segment. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern

Our condensed consolidated financial statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $38,117,155 at March 31, 2013. In addition, we had respective working capital and stockholders’ deficits at March 31, 2013 of $3,888,367 and $3,827,226.

There is substantial doubt regarding our ability to continue as a going concern which is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

As of March 31, 2013, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. There were no allowance for doubtful accounts recorded as of March 31, 2013 and December 31, 2012.

Financial Instruments and Concentration of Credit Risk

Our financial instruments include cash, accounts receivable, accounts payable, accrued expenses, loans payable, due to officers and derivative financial instruments. Other than certain warrant and convertible instruments (derivative financial instruments) and liabilities to related parties (for which it was impracticable to estimate fair value due to uncertainty as to when they will be satisfied and a lack of similar type transactions in the marketplace), we believe the carrying values of our financial instruments approximate their fair values because they are short term in nature or payable on demand. Our derivative financial instruments are carried at a measured fair value.

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. There were no sales concentrations at March 31, 2013.

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

Property and equipment consists of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Computer equipment	$21,918	$21,918
Furniture and fixtures	34,757	34,757
Lab equipment	42,129	42,129
Telephone equipment	12,421	12,421
Office equipment – other	2,629	2,629
Leasehold improvements	67,417	67,417
Total	181,271	181,271
Less: Accumulated depreciation and amortization	(145,502)	(141,756)

Property and equipment, net	$35,769	$39,515

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At March 31, 2013, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the three months ended March 31, 2013 and 2012 was $3,746 and $3,758, respectively.

Advertising

All advertising costs are expensed as incurred. Advertising costs were approximately $0 and $10,000 for the three months ended March 31, 2013 and 2012, respectively.

Research and Development

Research and development is charged to operations as incurred. We incurred research and development expenses of approximately $0 and $2,600 for the three months ended March 31, 2013 and 2012, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB ASC Topic 718, Stock Compensation (ASC Topic 718). ASC Topic 718, which requires that the cost resulting from all share-based transactions be recorded in the financial statements over the respective service periods. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. As of March 31, 2013 and March 31, 2012, the following items were not included in dilutive loss as the effect is anti-dilutive:

	March 31, 2013	March 31, 2012
Options and warrants	59,856,667	47,921,667
Convertible notes payable	86,517,657	19,793,996
Total	146,374,324	67,715,663

Reclassifications

Certain amounts in the 2012 condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

We have determined that all recently issued accounting standards have not and will not have a material impact on our condensed consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of March 31, 2013 and December 31, 2012:

	Fair Value Measurements at March 31, 2013
Liabilities:	Total	Level 1	Level 2	Level 3

Warrant liability	$28,200	$-	$-	$28,200
Convertible notes at fair value	$640,702	$-	$-	$640,702

	Fair Value Measurements at December 31, 2012
Liabilities:	Total	Level 1	Level 2	Level 3

Warrant liability	$18,727	$-	$-	$18,727
Convertible notes at fair value	$588,091	$-	$-	$588,091

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the three months ended March 31, 2013:

Description	March 31, 2013

Beginning balance	$18,727
Purchases, issuances, and settlements	-
Total loss or (gain) included in earnings (1)	9,473

Ending balance	$28,200

(1) The gain or loss related to the revaluation of our warrant liability is included in “Change in fair value of derivatives” in the accompanying condensed consolidated statement of operations.

The Company values its warrants using a Dilution-Adjusted Black-Scholes Model. Assumptions used include (1) 0.36% to 0.80% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 124% to 236% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted (See note 5).

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of March 31, 2013:

				Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture Issuance	Face		Default Interest	Anti- Dilution Adjusted		Look-back
Year	Amount	Interest Rate	Rate	Price	%	Period
2013	640,702	8%-10%	n/a	$0.0036-$0.0242	55%-85%	10 to 15 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the three months ended March 31, 2013 for the Convertible Notes:

March 31, 2013
Description
Beginning balance	$588,091
Purchases, issuances, and settlements	80,000
Day one loss on value of hybrid instrument	90,359
(Gain) loss from change in fair value	2,795
Conversion to common stock	(120,543)
Ending balance	$640,702

3. SETTLEMENT OF ACCOUNTS AND NOTE PAYABLE

Coventry Enterprises, LLC – Immunoclin, Ltd

At December 31, 2011, the Company owed Immunoclin, Ltd. (“Immunoclin”) $80,389 representing the balance of invoices for clinical services. On December 20, 2012, the Company issued an $80,000 note payable at 8% to Immunoclin in exchange for the outstanding accounts payable. $20,000, $40,000 and $20,000 of the debt were assigned to Coventry Enterprises, LLC (“Coventry”) on December 20, 2012, January 7, 2013, and March 13, 2013, respectively. Coventry made the first conversion of 2,565,102 shares of Company’s common stock to satisfy the debt of $20,000 on December 20, 2012.

The Company issued two Convertible Redeemable Notes for the remaining amount of $40,000 and $20,000 on January 7, 2013, and March 13, 2013. Coventry made the conversion of a total of 15,119,481 shares of the company’s restricted stock satisfying the remaining notes in full during the three months ended March 31, 2013. The Company elected to account for these hybrid contracts under the guidance of FASB ASC Topic 815 Derivatives & Hedging. The fair value has been defined as the common stock equivalent value, enhanced by the fair value of the default put plus the present value of the coupon. The Company recorded a loss of $65,039 on the settlement and the change in fair value of derivatives in the amount of $4,885 during the three months ended March 31, 2013.

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

At September 30, 2012, the Company owed McDonald Trust. approximately $75,000, which was assigned and sold to Southridge (See note 5).

During the three months ended March 31, 2013, the suit was voluntarily dismissed involving the above debts assigned to Southridge. The debt was reverted back to the original holders. (See note 5).

4. DUE TO OFFICERS

At March 31, 2013 and December 31, 2012, the balance due to officers consisted of the following:

	March 31, 2013	December 31, 2012

An unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. The loan balance at March 31, 2013 and December 31, 2012, respectively, includes accrued interest payable of $330,840 and $324,853.	$619,570	$606,168

A loan from Paul Reid, the President of ReceptoPharm bearing interest at a rate of 5% per annum, due on demand and secured by certain intellectual property of ReceptoPharm having a zero cost at March 31, 2013 and December 31, 2012. The accrued interest at March 31, 2013 and December 31, 2012 was $38,837 and $37,392, respectively.	118,664	117,218

Ending balances	$738,234	$723,386

During the three months ended March 31, 2013, we borrowed $8,816 and repaid $1,400 to Mr. Deitsch.

5. OTHER DEBT

Other debt (all short-term) consists of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Note payable – Related Party (1)	$219,100	$190,000
Notes payable – Non Related Parties (2)	533,483	593,483
Convertible notes payable, at fair value (3)	640,702	588,091

Ending balances	$1,393,285	$1,371,574

(1)	At March 31, 2013, the balance of $219,100 consisted of the following loans:

•	During the third quarter of 2010 we borrowed $200,000 from one of our directors. We repaid $10,000 during the third quarter of 2012. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. At March 31, 2013, we owed this director accrued interest of $94,762.

•	During January and February 2013, the Company received a total of $30,000 from DMH International, Inc., a company controlled by the CEO of the Company and repaid $900 at March 31, 2013. The notes are unsecured, non-interest bearing, and due on demand. The Company recorded $373 of imputed interest related to DMH’s loan payable as in-kind contribution at March 31, 2013.

(2)	At March 31, 2013, the balance of $533,483 consisted of the following loans:

•	In May 2011, the Company received two loans for a total of $50,000 from non-related parties. These loans were expected to be repaid no later than December 31, 2011, along with interest calculated at 10% for the first month plus 12% after 30 days from funding. These loans are guaranteed by an officer of the Company. The Company was unable to repay the loans and they continue to accrue interest. At March 31, 2013, the accrued interest payable was $18,380.

•	At December 31, 2012, the total amount of the Company’s debt assigned to Southridge was $483,483. In connection with the debt sales to Southridge, the Company recorded loss on settlement of accounts payable for $63,490 in statement of operations at December 31, 2012. During the first quarter of 2013, the suit was voluntarily dismissed involving debt held by Southridge for $483,483. The debt was reverted back to the original holders. The balance of $483,483 consisted of the following loans:

i.	On March 22, 2012 the Company issued a promissory note to the Michael McDonald Trust in the amount of $75,000. $25,000 of the funds was received during the first quarter of 2012. The remaining amount of $50,000 was received during the third quarter of 2012. The note is due and payable on the date that is six months from the execution and funding of the note. Interest is based on a rate of three (3%) percent per month to be accrued from the later of the date of the note or receipt of funds until all principal has been paid. In August 2012, McDonald Trust sold their debt to Southridge Partners, LLP for consideration of $88,500(See note 9).

ii.	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), the Company agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments and on January 26, 2012, we signed the first amendment to the settlement agreement whereunder we agreed to pay $175,000 which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment).

The Company repaid $25,000 during the three months ended March 31, 2012. The Company did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 5,714,326 shares of the Company’s free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). The $100,000 default was expensed during the quarter ended March 31, 2012. The balance due to LPR at September 30, 2012 was $250,000. LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in October 2012 (See note 3).

iii.	At September 30, 2012, the Company owed Baker Donelson Bearman Caldwell & Berkowitz, PC. approximately $39,581, which was assigned and sold to Southridge for consideration of $57,800 (See note 3).

iv.	At September 30, 2012, the Company owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge (See note 3).

During the three months ended March 31, 2013, the suit was voluntarily dismissed involving the above debts assigned to Southridge. The debt was reverted back to the original holders. (See note 3).

(3)	At March 31, 2013, the balance of $640,702 consisted of the following convertible loans:

•	In September and October 2011, the Company borrowed $250,000 each (aggregating $500,000) from two non-related parties. The principal of these loans were to be repaid with a balloon payment on or before October 1, 2012. On October 19, 2012 the parties amended the notes to extend the due date to May 1, 2013 and include a conversion feature that would allow the holders to convert some or all of their outstanding notes into restricted Company stock at a 15% discount to the average closing market price of the Company's stock traded over the previous 5 days. The Company issued a total of 4,000,000 restricted shares to the note holders per the amendment and recorded a loss on loan modification of $100,000 during the year ended December 31, 2012 (See note 6). Interest on these loans is payable monthly beginning in November 2011 with interest calculated at 20% and 12%, each, respectively. At March 31, 2013 and December 31, 2012, the accrued interest payable was $4,166 and $10,833, respectively. At March 31, 2013, this convertible note payable, at fair value, was recorded at $601,723.

The maturity date was extended to November 1, 2013 during May 2013.

•	On March 22, 2013, the Company issued a Convertible Debenture in the amount of $20,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 10% and is due on March 22, 2014, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding into shares of Common Stock at a price lesser of $.0075, or (ii) fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding the conversion date.

In connection with the issuance of this convertible note payable, the Company encountered a day-one derivative loss of $24,931 and change in fair value of derivative in the amount of $5,952, respectively. At March 31, 2013, this convertible note payable, at fair value, was recorded at $38,979.

In connection with the issuances of the Note, the Company also granted five-year warrants to purchase an aggregate of 2,600,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $21,226 and $18,402, respectively using the Black-Scholes method at the commitment and re-measurement dates of March 22, 2013 and March 31, 2013, respectively.

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

Furthermore, there are additional events that could cause the lender to be due additional shares of common stock above and beyond the shares due from a conversion. Some of these events include, but are not limited to a merger or consolidation of the Company, dividend distribution or spin off, dilutive issuances of the Company’s stock, etc. If the lender receives additional shares of the Company’s commons stock due to any of the foregoing events or for other reasons, then this may have an extremely dilutive effect on the shareholders of the Company. Such dilution would likely result in a significant drop in the per share price of the Company’s common stock. The potential dilutive nature of this note presents a very high degree of risk to the Company and its shareholders

6. STOCKHOLDERS' DEFICIT

Common Stock Issued for Services

During February, 2013, the Company issued 8,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for a year. The shares were valued at $0.008 per share. The Company recorded an equity compensation charge of $12,800 during the three months ended March 31, 2013. The remaining unrecognized compensation cost of $51,200 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of nine and half months.

During February 2013, the Company issued 1,500,000 shares of the Company’s restricted common stock to a consultant for investor relation services for two months. The shares were valued at $0.007 per share. The Company recorded an equity compensation charge of $10,322 during the three months ended March 31, 2013. The remaining unrecognized compensation cost of $178 related to non-vested equity-based compensation to be recognized in April 2013.

During February 2013, the Company issued a total of 3,000,000 shares of the Company’s restricted common stock to three consultants for marketing services for six months. The shares were valued at $0.009 per share. The Company recorded an equity compensation charge of $11,188 during the three months ended March 31, 2013. The remaining unrecognized compensation cost of $15,812 related to non-vested equity-based compensation to be recognized in by the Company over the remaining vesting period of three and half months.

On December 14, 2012 the Company issued a total of 1,000,000 shares of the Company’s restricted common stock to Roetzell & Andress for legal services for a one year term. The shares were valued at $0.014 per share. The Company recorded a prepaid equity compensation charge of $14,000 during the year ended December 31, 2012, and recognized an equity compensation charge of $4,104 during the three months ended March 31, 2013. The unrecognized compensation cost of $9,896 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of eight and half months.

During October, 2012 the Company issued a total of 15,100,000 shares of the Company’s restricted common stock to five consultants for marketing services for six months terms. The shares were valued at $0.0125 per share. The Company recorded an equity compensation charge of $93,734 and $80,216 during the three months ended March 31, 2013 and year ended December 31, 2012. The remaining unrecognized compensation cost of $14,800 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of half of a month.

During December, 2012 the Company issued 500,000 shares of the Company’s restricted common stock to a consultant for real estate consulting services for a three months term. The shares were valued at $0.0125 per share. The Company recorded an equity compensation charge of $1,042 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $5,208 was recognized during the three months ended March 31, 2013.

During August, 2012 the Company issued 3,000,000 shares of the Company’s restricted common stock to JPU Ventures, Inc. under agreement dated August 13, 2012. The agreement was for investor relations services for a six months term. The shares were valued at $0.0125 per share. The Company recorded an equity compensation charge of $21,875 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $15,625 was recognized by the Company during the three months ended March 31, 2013.

On October 1, 2012, the Company issued 5,500,000 shares of the Company’s restricted common stock under the amended agreement with Mark Bergman, a consultant. The contract is for six months term. The shares were valued at $0.0125 per share. The Company recorded an equity compensation charge of $17,188 and $40,104 for the agreement during the three months ended March 31, 2013 and the year ended December 31, 2012. The remaining unrecognized compensation cost of $11,458 related to non-vested equity-based compensation is to be recognized by the Company over the remaining vesting period of two months.

During October, 2012, the Company entered into an agreement for investor relations services with a Consultant. The contract was for a six months term and calls for the issuance of 1,000,000 shares of restricted common stock. The share was valued at $0.0125 per share. The Company recorded an equity compensation charge of $8,697 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $3,533 was recognized by the Company during the three months ended March 31, 2013.

On February 22, 2012 the Company engaged Capital Path Securities, LLC (“CPS”) as its exclusive advisor on a proposed placement by way of an equity line of approximately $10,000,000 of the Company’s equity or equity linked securities. All upfront fees have been waived by CPS. The Company will pay CPS a cash placement fee equal to 5% of all principal amounts invested from the source originated by CPS. In addition, 10,000,000 restricted shares were issued on October 26, 2012, and valued at $0.0125 per share. The Company recorded an equity compensation charge of $151,375 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $21,625 and 125,000 non-vested shares was recognized by the Company during the three months ended March 31, 2013.

Common Stock Issued for Settlement of Accounts Payable & Debt

Following the agreements with Coventry Enterprises, LLC (see Note 3), Coventry made the following conversions for a total of 15,119,481 shares of the company’s restricted stock during the first quarter of 2013 satisfying the notes in full:

Date	Number of shares converted	Fair Value of Debt Converted
January 21, 2013	4,032,258	$37,619
February 11, 2013	5,405,405	$42,510
March 20, 2013	5,681,818	$40,414

7. STOCK OPTIONS AND WARRANTS

Equity Compensation Plans

On December 3, 2003, the Board of Directors approved the Employee/Consultant Stock Compensation Plan (the "2003 Plan"). The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us, through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 2,500,000. At March 31, 2013, a total of 5,000 shares of common stock were available to be issued under the 2003 Plan.

On June 6, 2007 the Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the "2007 Plan"). The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us, through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2007 Plan is 25,000,000. On July 27, 2011 the Company issued 5,714,236 shares to be placed in escrow under a settlement agreement with Liquid Packaging Resources, Inc. dated August 2, 2011. At September 30, 2012, the LPR assigned the debt to Southridge Partners. The Company is currently negotiating with Southridge Partners to arrange a settlement of the debt. Once the debt is satisfied, LPR will return all of the Company's collateral shares currently held by LPR's attorney (See note 3). At March 31, 2013, a total of 250,000 shares of common stock were available to be issued under the 2007 Employee/Consultant Stock Compensation Plan.

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

No options were issued under the plans during three months ended March 31, 2013.

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

Common Stock Warrants

From time to time, we issue warrants to purchase our common stock. These warrants have been issued for cash in conjunction with the private placement of shares of our common stock.

During March, 2013, the Company issued a total of 2,600,000 warrants to purchase common stock at an exercise price of $0.01 per share in connection with issuance of a convertible note payable to Coventry. The warrants expire on March 22, 2018 (See note 5).

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the three months ended March 31, 2013:

	Number of shares	Weighted average exercise price
Balance December 31, 2012	57,256,667	$0.10
Exercised	-	-
Issued	2,600,000	$0.01
Forfeited	-	-
Balance March 31, 2013	59,856,667	$0.096

The following table summarizes information about fixed-price warrants outstanding as of March 31, 2013:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.01-0.10	59,856,667	1.93 years	$0.096

As of March 31, 2013, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0072 closing stock price of our common stock on March 28, 2013, the last trading day of first quarter of 2013. There were no in-the-money warrants at March 31, 2013.

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2010, Nutra Pharma entered into an operating lease for the use of office space. The lease expired in January 2013 and required monthly payments of approximately $9,000. In February 2013, Nutra Pharma entered into a new operating lease for monthly payments of approximately $3,500 for three years. ReceptoPharm leases a lab and renewed operating lease agreement for five years in July of 2012. The lease requires monthly payments of approximately $5,000 beginning August 1, 2012.

We incurred rent expense of $34,780 and $46,869 during three months ended March 31, 2013 and 2012.

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

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, and conversion and unjust enrichment as a result of the promissory notes. Plaintiffs have moved for partial summary judgment on their claims regarding the additional 1,214,800 shares, but not on their claims regarding the alleged promissory notes or the additional 1,750,000 shares they alledge they are owed. In August of 2011, the Plaintiff's motion was partially granted. In September 2012, Recepto Pharm's attorneys filed a Motion to be removed as counsel. Their motion was denied on April 26, 2013 due to the current Involuntary Bankruptcy action filed against Nutra Pharma. The court has issued a stay in the proceedings pending the outcome of the Bankruptcy action. ReceptoPharm is seeking new counsel to oppose the partial summary judgment. We intend to vigorously contest this matter and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying condensed consolidated financial statements.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. We had expected them to complete those payments by the end of 2012 to satisfy the obligation in its entirety. The action from Southridge was removed pending the outcome of the Bankruptcy action against us. The Company is currently negotiating with Southridge to arrange a settlement of the debt. We expect a rapid settlement once the Bankruptcy action is completed. Once satisfied, LPR will return all of the Company's collateral shares currently held by LPR's attorney.

Laurence N. Raymond v. Receptopharm, Inc. et al.

On December 30, 2011 Laurence N. Raymond ("Raymond") brought the case against Receptopharm, Inc. ("Receptopharm") and Nutra Pharma to recover approximately $300,000 that was allegedly either loaned to Receptopharm or owing to Raymond pursuant to an oral employment agreement. The Complaint alleges that Nutra Pharma is jointly liable for Raymond's damages because Receptopharm was allegedly merged into Nutra Pharma. The parties have engaged in settlement discussions. The outcome of this matter is uncertain, no range of potential loss can be estimated and accordingly no effect has been given to any loss above what has already been accrued that may result from the resolution of this matter in the accompanying condensed consolidated financial statements.

Paul F. Reid v, Harold H. Rumph et al.

On December 28, 2011 Paul F. Reid ("Reid") brought the case against Harold H. Rumph ("Rumph"), Receptopharm, and Nutra Pharma to recover approximately $330,000 that was allegedly either loaned to Receptopharm or owing to Reid pursuant to an oral employment agreement, The Complaint alleges that Nutra Pharma is jointly liable for Reid's damages because Receptopharm was allegedly merged into Nutra Pharma. Nutra Pharma has answered the Complaint and specifically denied the validity of several promissory notes that form the basis of Reid's damages. According to Nutra Pharma, Reid may have a claim for approximately $140,000 (which is included in accruals for disputed services), but any amounts above that are not supported by the record. The parties have engaged in limited discovery to date, including the June 2012 deposition of Rumph. The Company will vigorously defend against this action and, in so doing, will attempt to settle this case favorably and accordingly no effect has been given to any loss above what has already been accrued that may result from the resolution of this matter in the accompanying condensed consolidated financial statements

Involuntary Petition of Bankruptcy

On August 31, 2012 a Petition for Involuntary Bankruptcy was filed against us by former ReceptoPharm employees and a former consultant to ReceptoPharm in the United States Bankruptcy Court, Southern District of Florida. The Petitioners are claiming a total of $990,927.75 due them in the form of accrued wages and a Note Payable. On October 12, 2012 the Plaintiffs filed an amended Petition, in effect lowering their claims to $816,662.39. We believe that the petition is frivolous and that their claims lack merit. The Company will vigorously defend against this action and accordingly no effect has been given to any loss above what has already been accrued that may result from the resolution of this matter in the accompanying condensed consolidated financial statements.

9. SUBSEQUENT EVENTS

Settlements of Notes Payable

Coventry Enterprises, LLC-Michael McDonald Trust

In April, 2013, the debt held by Michael McDonald Trust was assigned to Coventry Enterprises, LLC (“Coventry”) in the amount of $88,500 and in the form of a Convertible Redeemable Note bearing interest of 8% annum. Coventry was entitled to convert all or any amount of the this note into shares of the Company's common stock (the "Common Stock") at a conversion price ("Conversion Price") for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during the 15 trading days immediately preceding the Conversion Date. Coventry made a conversion for 7,133,333 shares of the company’s restricted stock satisfying the note in the amount of $26,750 on April 17, 2013.

Common Stock Issued for Services

During May, 2013, the Company issued 1,000,000 shares of the Company’s restricted common stock to a consultant for investor relations for a six month term.

Officer Loans

During April and May 2013, an officer of the Company loaned the Company $75,925. These funds are unsecured, bearing interest at 4% and due on demand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

During the first quarter of 2013, our business has focused upon marketing our fully developed three homeopathic drugs for the treatment of pain:

•	Cobroxin®, an over the counter pain reliever designed to treat moderate to severe (Stage 2) chronic pain; and
•	Nyloxin™ (Stage 2 Pain) and Nyloxin™ Extra Strength (Stage 3 Pain).

We will continue this focus during the remainder of 2013.

During our first quarter of 2013 and thereafter, the following has occurred:

On January 31, 2013 we relocated to our new corporate headquarters in the Lakeside Professional Village in Coral Springs, Florida. Our offices are comprised of a reception area, conference room, 3 offices, 2 restrooms, a break area and 2 cubicle workstations. These facilities are saving us more than $70,000 in annual costs and are more than adequate for our purposes.

On March 25, 2013 we announced that we had received notification that our patent for our pain drug and our trademarks for Nyloxin™ had been published in India's Official Journal. The patent, "Use of Cobratoxin as an Analgesic," was published in the Official Journal No.: 09/2013 of the Indian Patent Office (IPO) on March 1, 2013. The Trademarks for Nyloxin™ are registered in India under Class 5, which represents a Pharmaceutical or a dietetic substances adapted for medical use. This allows for patent and brand protection, leading to eventual sales through Indian distributors.

In April 2013, we created a portal website for Nyloxin™ Distribution to a buyer's club, Freedom 10. The Freedom 10 group is able to buy our products at a discount based on the volume of products sold.

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

Cobroxin® is available at the following retailers as XenaCare continues to sell through their existing inventory:

•	Overstock.com
•	Home Shopping Group
•	USA Vitamin Shop
•	Amazon.com

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

In April of 2013, we created a portal website for Nyloxin™ Distribution to a buyer's club, Freedom 10. The Freedom 10 group is able to buy our products at a discount based on the volume of products sold.

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

We are pursuing international drug registrations in India, Canada, Mexico, Central and South America and Europe. Since European rules for homeopathic drugs are different than the rules in the US, we cannot estimate when this process will be completed. Additionally, we plan to complete two human clinical studies aimed at comparing the ability of Nyloxin™ Extra Strength to replace prescription pain relievers. We originally believed that these studies would begin during the second quarter of 2010; however, these studies have been delayed because of lack of funding. We cannot provide any timeline for these studies until adequate financing is available.

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

Ability to Continue as a Going Concern:  Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. At March 31, 2013, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations – Comparison of Three Months Periods Ended March 31, 2013 and March 31, 2012

Net sales for the three months period ended March 31, 2013 are $37,781 compared to $14,934 for the three months period ended March 31, 2012.  The increase in net sales is primarily attributable to a significant increase in Nyloxin sales. The sales during the three months ended March 31, 2013 and 2012 was primarily related to the sales of Nyloxin; sales of Cobroxin during the three months ended March 31, 2013 and 2012 was $1,300 and $0, respectively.

Cost of sales for the three-month period ended March 31, 2013 is $7,254 compared to $3,010 for the three-month period ended March 31, 2012.  Our cost of sales includes the direct costs associated with Nyloxin™ manufacturing. Our gross profit margin for the three-month period ended March 31, 2013 is $30,527 or 81% compared to $11,924 or 80% for the three-month period ended March 31, 2012.   The increase in our profit margin is primarily due to a decrease in the direct costs of components associated with manufacturing.

Selling, general and administrative expenses (“SG&A”) decreased $375,450 or 51% from $737,825 for the quarter ended March 31, 2012 to $362,375 for the quarter ended March 31, 2013, generally due to a decrease in advertising, research and development, consulting, legal and professional fees.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services. Also included in SG&A expenses is stock based compensation expense, which decreased $218,944 or 53% from $414,271 for the three months period ending March 31, 2012 to $195,327 for the three months period ending March 31, 2013.

Interest expense increased $1,769 or 5%, from $37,444 for the quarter ended March 31, 2012 to $39,213 for the comparable 2013 period.  This increase was due to an overall increase in short term indebtedness in the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended March 31, 2013 and 2012, the liability related to these hybrid instruments fluctuated, resulting in a loss of $37,199 and $111,980, respectively.

We had a one-time loss on the settlement of debt and accounts payable for $65,039 and $213,090 for the three months ended March 31, 2013 and 2012, respectively.

As a result of the foregoing, our net loss decreased by $615,116 or 57%, to $473,299 for the quarter ended March 31, 2013 from $1,088,415 for the comparable 2012 period,

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated financial statements for the period ended March 31, 2013, we have an accumulated deficit of $38,117,155 and working capital and stockholders’ deficits of $3,888,367 and $3,827,226, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of March 31, 2013, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations.  These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand.   During the three month period ended March 31, 2013, we borrowed an additional $8,816 from Mr. Deitsch and repaid him $1,400. As of March 31, 2013, we owe Mr. Deitsch $619,570. Included in this amount is $330,840 of accrued interest.

Subsequent to March 31, 2013 and through May 15, 2013, the Company received additional advances from its President, Rik Deitsch in the amount of $75,925 and repaid $400.  The amount owed to Mr. Deitsch at May 15, 2013 was $698,307, which includes $334,053 of accrued interest.

During the three months ended March 31, 2013, we raised $20,000 through issuance of convertible notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2013, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2013, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of March 31, 2013. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

During the first quarter we continued the enhancement of our internal controls. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes. Plaintiffs have moved for partial summary judgment on their claims regarding the additional 1,214,800 shares, but not on their claims regarding the alleged promissory notes or the 1,750,000 alleged shares. In August of 2011, the Plaintiff's motion was partially granted. In September 2012, ReceptoPharm's attorneys filed a Motion to be removed as counsel. Their motion was denied on April 26, 2013 due to the current Involuntary Bankruptcy action filed against Nutra Pharma. The court has issued a stay in the proceedings pending the outcome of the Bankruptcy action. ReceptoPharm is seeking new counsel to oppose the partial summary judgment. We intend to vigorously contest this matter.

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

Involuntary Petition of Bankruptcy

On August 31, 2012, former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners are claiming a total of $990,927 due them in the form of accrued wages and a Note. On October 12, 2012 the Plaintiffs filed an amended Petition, in effect lowering their claims to $816,662. We believe that the petition is frivolous and that their claims lack merit. We have filed a Motion to Dismiss and will continue to vigorously defend against this action.

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

We incurred net losses of $3,812,351 for the 12 months ended December 31, 2012. In addition we have net losses of $473,299 for the three months ended March 31, 2013. We anticipate that these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Cobroxin® and Nyloxin™ products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have a limited revenue producing history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred operating losses of $473,299 during the three months ended March 31, 2013. As a result, at March 31, 2013 we had an accumulated deficit of $38,117,155. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Cobroxin® and Nyloxin™ products.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At March 31, 2013 we had a working capital deficit of $3,888,367 and a negative cash flow from operations of approximately $71,899. We have insufficient financial resources to fund our operations.

Additionally, as of March 31, 2013 we have borrowed $619,570 from our Chief Executive Officer.

If we do not raise the necessary working capital, our operations and potential revenues will be negatively affected.

Our Chief Executive Officer may be unwilling or unable to continue funding our operations.

Our Chief Executive Officer has historically funded our operations by providing loans to us. As of March 31, 2013, we owe Mr. Deitsch $619,570. Mr. Deitsch may be unwilling or unable to fund our operations in the future. If we have no other source of funding and we are unable to secure additional loans from Mr. Deitsch, our operations will be negatively affected.

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

To date, sales of Cobroxin® have been limited and inconsistent. We sold $1,300 of Cobroxin® during the first quarter of 2013. We had no sale of Cobroxin® during the first quarter of 2012.

To date, sales of Nyloxin™ have been limited and inconsistent. During the first quarter of 2013 and 2012, we sold $36,481 and $14,934 of Nyloxin™, respectively. If we cannot achieve sufficient sales levels of our Cobroxin® and Nyloxin™ products or we are unable to secure financing our operations will be negatively affected.

We have a limited history of generating revenues on which to evaluate our potential for future success and to determine if we will be able to execute our business plan; accordingly, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our total sales of Nyloxin™ and Cobroxin® from January 1, 2012 to December 31, 2012 were $199,231and $4,059, respectively You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company. During the first quarter of 2013 we had sales of Nyloxin™ of $36,481 and Cobroxin® of $1,300. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company. These risks include:

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

As of March 31, 2013, we had outstanding 589,393,259 shares of common stock, of which our principal shareholder/executive officer owns 79,351,700, which are subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any our non-affiliates, who have held restricted common stock for at least one year, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After two years, a non-affiliate may sell without any restrictions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During February 2013, the Company issued 8,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for a year. The shares were valued at $0.008 per share. The Company recorded an equity compensation charge of $12,800 during the three months ended March 31, 2013. The remaining unrecognized compensation cost of $51,200 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of nine and half months.

During February, 2013, the Company issued 1,500,000 shares of the Company’s restricted common stock to a consultant for investor relation services for two months. The shares were valued at $0.007 per share. The Company recorded an equity compensation charge of $10,322 during the three months ended March 31, 2013. The remaining unrecognized compensation cost of $178 related to non-vested equity-based compensation to be recognized in April 2013.

During February 2013, the Company issued a total of 3,000,000 shares of the Company’s restricted common stock to three consultants for marketing services for six months. The shares were valued at $0.009 per share. The Company recorded an equity compensation charge of $11,188 during the three months ended March 31, 2013. The remaining unrecognized compensation cost of $15,812 related to non-vested equity-based compensation to be recognized in by the Company over the remaining vesting period of three and half months.

Following the agreements with Coventry Enterprises, LLC, Coventry converted notes for a total of 15,119,481 shares of the company’s restricted stock during the first quarter of 2013, satisfying the debt of $60,000 assigned from Immunoclin in full.

Following the agreement with Coventry Enterprises, LLC, Coventry converted notes for a total of 7,133,333 shares of the company’s restricted stock during April 2013, satisfying the debt of $26,750 assigned from MacDonald Trust in full.

During May, 2013, the Company issued 1,000,000 shares of the Company’s restricted common stock to a consultant for investor relations.

Item 3. Defaults Upon Senior Securities

During the third quarter of 2010 we borrowed $200,000 from one of our directors. We repaid $10,000 during the third quarter of 2012. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. At March 31, 2013, we owed this director accrued interest of $94,762.

In May 2011, the Company received two loans for a total of $50,000 from non-related parties. These loans were expected to be repaid no later than December 31, 2011, along with interest calculated at 10% for the first month plus 12% after 30 days from funding. These loans are guaranteed by an officer of the Company. The Company was unable to repay the loans and they continue to accrue interest. At March 31, 2013, the accrued interest payable was $18,380.

On June 11, 2012, LPR sold their debt of $450,000 to Southridge Partners, LLP in an agreement to be paid out over time. We had expected them to complete those payments by the end of 2012 to satisfy the obligation in its entirety. The action from Southridge was removed pending the outcome of the Bankruptcy action against us. The Company is currently negotiating with Southridge to arrange a settlement of the debt. We expect a rapid settlement once the Bankruptcy action is completed. Once satisfied, LPR will return all of the Company's collateral shares currently held by LPR's attorney.

Item 4. Mine Safety Disclosures

Not applicable.

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

NUTRA PHARMA CORP. Registrant

Dated: May 20, 2013	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer

