Form 10-Q
period 2013-06-30
NUTRA PHARMA CORP
filed 2013-08-19
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission file numbers 000-32141

NUTRA PHARMA CORP.

(Name of registrant as specified in its charter)

California	91-2021600
(State or Other Jurisdiction of Organization)	(IRS Employer Identification Number)

12502 West Atlantic Blvd, Coral Springs, Florida	33071
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☑

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of August 15, 2013, there were 718,141,713 shares of common stock.

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

3

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$7,559
Accounts receivable	17,018	38,314
Prepaid expenses and other current assets	78,625	200,868
Total current assets	95,643	246,741

Property and equipment, net	32,024	39,515
Other assets	25,372	16,621
Total assets	$153,039	$302,877

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$8,183	$-
Accounts payable	1,038,833	800,860
Accrued expenses	981,592	964,673
Due to officers	740,522	723,386
Derivative Warrant Liability	17,193	18,727
Other debt	1,077,518	1,371,574
Total liabilities	3,863,841	3,879,220

Commitments and Contingencies (See Note 8)	-	-

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
712,141,713 shares issued and outstanding at June 30, 2013,
561,773,778 shares issued and outstanding at December 31, 2012	712,142	561,774
Additional paid-in capital	34,303,360	33,505,739
Accumulated deficit	(38,726,304)	(37,643,856)
Total stockholders' deficit	(3,710,802)	(3,576,343)
Total liabilities and stockholders' deficit	$153,039	$302,877

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$22,080	$16,301	$59,861	$31,235
Cost of sales	16,352	3,356	23,606	6,366
Gross profit	5,728	12,945	36,255	24,869

Operating expenses:
Selling, general and administrative - including stock based compensation of $284,468 and $413,021, for the six months ended June 30, 2013 and June 30, 2012, respectively	364,167	195,982	726,542	833,807
Total other costs and expenses	364,167	195,982	726,542	833,807
Net Loss from Operations	(358,439)	(183,037)	(690,287)	(808,938)

Other Expenses
Interest expense	(40,946)	(37,747)	(80,159)	(75,191)
Change in fair value of derivatives	(212,869)	86,519	(250,068)	(25,461)
Loss on settlement of debt and accounts payable, net	3,105	-	(61,934)	(213,090)
	(250,710)	48,772	(392,161)	(313,742)
Net loss before income taxes	(609,149)	(134,265)	(1,082,448)	(1,122,680)
Provision for income taxes	-	-	-	-
Net loss	$(609,149)	$(134,265)	$(1,082,448)	$(1,122,680)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	625,892,003	378,909,897	603,736,132	364,384,662

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(1,082,448)	$(1,122,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of accounts payable	61,934	213,090
Loss on note payable default	-	100,000
Depreciation and amortization	7,491	7,504
Stock-based compensation	165,200	413,021
Stock issued for loan extension	20,800
Change in fair value of derivative	250,068	25,461
Non-cash interest expense-shareholders	16,525	15,414
Changes in operating assets and liabilities:
Increase in accounts receivables	21,296	-
Decrease in prepaid stock-based compensation	119,268	-
Decrease in prepaid expenses	2,975	25,289
Increase in other assets	(8,751)
Increase (decrease) in accounts payable	243,667	20,412
Increase in accrued expenses	16,919	27,278
Net cash used in operating activities	(165,056)	(275,211)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Increase in cash overdraft	8,183	15,755
Proceeds from payment of subscription receivable	-	8,000
Loans from officers	103,664	140,434
Repayment of officers loans	(2,100)	(7,978)
Proceeds from convertible notes	20,000	115,000
Proceeds from other notes payable	-	29,000
Repayments of other notes payable	-	(25,000)
Proceeds from notes payable-related party	30,000	-
Repayments of notes payable-related party	(2,250)	-
Net cash provided by financing activities	157,497	275,211

Net decrease in cash	(7,559)	-

Cash - beginning of period	7,559	-

Cash - end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$40,750	$40,001
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:
Note issued in settlement of notes and accounts payable	$-	$253,648
Shares issued to satisfy debt	$661,036	$680,659
Shares issued to satisfy debt-related party	$100,000	$-

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.

Notes to Condensed Consolidated Unaudited Financial Statements (Unaudited)

June 30, 2013

NUTRA PHARMA CORP.

Notes to Condensed Consolidated Unaudited Financial Statements

June 30, 2013

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

Basis of Presentation and Consolidation

The Condensed Consolidated Unaudited Financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year. Therefore, the interim Condensed Consolidated Unaudited Financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K.

The accompanying Condensed Consolidated Unaudited Financial statements include the results of Nutra Pharma and its wholly-owned subsidiaries Designer Diagnostics Inc. and ReceptoPharm (collectively "the Company", “us”, “we” or “our”). We operate as one reportable segment. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern

Our condensed consolidated unaudited financial statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $38,726,304 at June 30, 2013. In addition, we had respective working capital and stockholders’ deficits at June 30, 2013 of $3,768,198 and $3,710,802.

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

As of June 30, 2013, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

The accompanying Condensed Consolidated Unaudited Financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Use of Estimates

The accompanying Condensed Consolidated Unaudited Financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Significant estimates include our ability to continue as going concern, the recoverability of inventories and long-lived assets, and the valuation of stock-based compensation and certain debt and warrant liabilities. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which would be recorded in the period in which they become known.

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. There were no allowance for doubtful accounts recorded as of June 30, 2013.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. There were no sales concentrations at June 30, 2013.

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

Property and equipment consists of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Computer equipment	$21,918	$21,918
Furniture and fixtures	34,757	34,757
Lab equipment	42,129	42,129
Telephone equipment	12,421	12,421
Office equipment – other	2,629	2,629
Leasehold improvements	67,417	67,417
Total	181,271	181,271
Less: Accumulated depreciation and amortization	(149,247)	(141,756)

Property and equipment, net	$32,024	$39,515

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At June 30, 2013, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the three and six months ended June 30, 2013 was $3,745 and $7,491, respectively.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. As of June 30, 2013 and June 30, 2012, the following items were not included in dilutive loss as the effect is anti-dilutive:

	June 30, 2013	June 30, 2012
Options and warrants	84,856,667	47,921,667
Convertible notes payable	100,000,000	19,793,996
Total	184,856,667	67,715,663

Reclassifications

Certain amounts in the 2012 Condensed Consolidated Unaudited Financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

We have determined that all recently issued accounting standards have not and will not have a material impact on our Condensed Consolidated Unaudited Financial statements.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of June 30, 2013 and December 31, 2012:

	Fair Value Measurements at June 30, 2013
Liabilities:	Total	Level 1	Level 2	Level 3

Warrant liability	$17,193	$-	$-	$17,193
Convertible notes at fair value	$472,586	$-	$-	$472,586

	Fair Value Measurements at December 31, 2012
Liabilities:	Total	Level 1	Level 2	Level 3

Warrant liability	$18,727	$-	$-	$18,727
Convertible notes at fair value	$588,091	$-	$-	$588,091

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the six months ended June 30, 2013:

Description	June 30, 2013

Beginning balance	$18,727
Purchases, issuances, and settlements	-
Total loss or (gain) included in earnings (1)	(1,534)

Ending balance	$17,193

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

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of June 30, 2013:

				Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Anti- Dilution Adjusted Price	%	Look-back Period
2013	472,586	8%-20%	n/a	$0.0034-$0.0242	55%-85%	10 to 15 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the six months ended June 30, 2013 for the Convertible Notes:

June 30, 2013

Description

Beginning balance	$588,091

Purchases, issuances, and settlements	226,300

Day one loss on value of hybrid instrument	292,985

(Gain) loss from change in fair value	26,246

Conversion to common stock	(661,036)

Ending balance	$472,586

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

The Company issued two Convertible Redeemable Notes for the remaining amount of $40,000 and $20,000 on January 7, 2013, and March 13, 2013. Coventry made the conversion of a total of 15,119,481 shares of the company’s restricted stock satisfying the remaining notes in full during the six months ended June 30, 2013. The Company elected to account for these hybrid contracts under the guidance of FASB ASC Topic 815 Derivatives & Hedging. The fair value has been defined as the common stock equivalent value, enhanced by the fair value of the default put plus the present value of the coupon. The Company recorded a loss of $65,039 on the settlement and the change in fair value of derivatives in the amount of $4,885 during the six months ended June 30, 2013.

4. DUE TO OFFICERS

At June 30, 2013 and December 31, 2012, the balance due to officers consisted of the following:

	June 30, 2013	December 31, 2012

An unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. The loan balance at June 30, 2013 and December 31, 2012, respectively, includes accrued interest payable of $337,501 and $324,853.	$620,380	$606,168

A loan from Paul Reid, the President of ReceptoPharm bearing interest at a rate of 5% per annum, due on demand and secured by certain intellectual property of ReceptoPharm having a zero cost at June 30, 2013 and December 31, 2012. The accrued interest at June 30, 2013 and December 31, 2012 was $40,316 and $37,392, respectively.	120,142	117,218

Ending balances	$740,522	$723,386

During the six months ended June 30, 2013, we borrowed $103,664 and repaid $2,100 to Mr. Deitsch. In addition, Mr. Deitsch accepted a total of 25,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan the Company in June 2013(See note 6).

5. OTHER DEBT

Other debt (all short-term) consists of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Note payable – Related Party (1)	$217,750	$190,000
Notes payable – Non Related Parties (2)	387,182	593,483
Convertible notes payable, at fair value (3)	472,586	588,091

Ending balances	$1,077,518	$1,371,574

(1)	At June 30, 2013, the balance of $217,750 consisted of the following loans:

•	During the third quarter of 2010 we borrowed $200,000 from one of our directors. We repaid $10,000 during the third quarter of 2012. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. At June 30, 2013, we owed this director accrued interest of $103,391.

•	During January and February 2013, the Company received a total of $30,000 from DMH International, Inc., a company controlled by the CEO of the Company and repaid $2,250 at June 30, 2013. The notes are unsecured, non-interest bearing, and due on demand. The Company recorded $953 of imputed interest related to DMH’s loan payable as in-kind contribution at June 30, 2013.

(2)	At June 30, 2013, the balance of $387,182 consisted of the following loans:

•	In May 2011, the Company received two loans for a total of $50,000 from non-related parties. These loans were expected to be repaid no later than December 31, 2011, along with interest calculated at 10% for the first month plus 12% after 30 days from funding. These loans are guaranteed by an officer of the Company. The Company was unable to repay the loans and they continue to accrue interest. At June 30, 2013, the accrued interest payable was $20,452.

•	At December 31, 2012, the total amount of the Company’s debt assigned to Southridge was $483,482. In connection with the debt sales to Southridge, the Company recorded loss on settlement of accounts payable for $63,490 in statement of operations at December 31, 2012. During the first quarter of 2013, the suit was voluntarily dismissed involving debt held by Southridge for $483,482. The debt was reverted back to the original holders.

In April, 2013, $88,500 of the debt held by Michael McDonald Trust was assigned to Coventry Enterprises, LLC (“Coventry”) in the form of a Convertible Redeemable Note bearing interest of 8% annum. Coventry was entitled to convert all or any amount of the this note into shares of the Company's common stock (the "Common Stock") at a conversion price ("Conversion Price") for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during the 15 trading days immediately preceding the Conversion Date. Following the agreements with Coventry, Coventry made the conversions for a total of 31,416,845 shares of the company’s restricted stock during the second quarter of 2013 satisfying the notes in full at the fair value of $186,646.

In June, 2013, $57,800 of the debt was assigned to Coventry for a consideration of $60,000 from Baker Donelson Bearman Caldwell & Berkowitz, PC. in the form of Convertible Redeemable Notes bearing interest of 8% annum. The Company recorded a loss of $2,200 on settlement during the six months ended June 30, 2013. Coventry was entitled to convert all or any amount of the these notes into shares of the Company's common stock (the "Common Stock") at a conversion price ("Conversion Price") for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during 20 trading days . Following the agreements, Coventry made the conversions for a total of 27,272,727 shares of the company’s restricted stock satisfying the notes in full at the fair value of $167,495.

As a result of the debt assignments and conversions with Coventry, the remaining balance of the debt at June 30, 2013 is $337,182 which consisted of the following loans:

i.	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), the Company agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments and on January 26, 2012, we signed the first amendment to the settlement agreement whereunder we agreed to pay $175,000 which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment).

The Company repaid $25,000 during the three months ended March 31, 2012. The Company did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 5,714,326 shares of the Company’s free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). The $100,000 default was expensed during the quarter ended March 31, 2012. The balance due to LPR at September 30, 2012 was $250,000. LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in October 2012. The debt was reverted back to the Company (See note 3).

ii.	At September 30, 2012, the Company owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to the Company (See note 3).

(3)	At June 30, 2013, the balance of $472,586 consisted of the following convertible loans:

In September and October 2011, the Company borrowed $250,000 each (aggregating $500,000) from two non-related parties. The principal of these loans were to be repaid with a balloon payment on or before October 1, 2012. On October 19, 2012 the parties amended the notes to extend the due date to May 1, 2013 and include a conversion feature that would allow the holders to convert some or all of their outstanding notes into restricted Company stock at a 15% discount to the average closing market price of the Company's stock traded over the previous 10 days. Interest on these loans is payable monthly beginning in November 2011 with interest calculated at 20% and 12%, each, respectively. At June 30, 2013 and December 31, 2013, the accrued interest payable was $6,664 and $10,833, respectively.

On April 30, 2013, the parties amended the notes to further extend the maturity date to November 3, 2013. The Company issued a total of 4,000,000 restricted shares to the note holders in connection with the amendment at a fair value of $20,800 (See note 6).

During June 2013, one of the Notes holders made the conversion of 22,058,882 shares of the company’s restricted stock satisfying the note in the amount of $75,000 with a fair value of $188,352 on the date of conversion. At June 30, 2013, the remaining balance of this convertible note payable, at fair value, was recorded at $430,438.

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

In connection with the issuance of this convertible note payable, the Company encountered a day-one derivative loss of $24,931 and change in fair value of derivative in the amount of $5,952, respectively. At June 30, 2013, this convertible note payable, at fair value, was recorded at $42,148.

In connection with the issuances of the Note, the Company also granted five-year warrants to purchase an aggregate of 2,600,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $21,226 and $11,390, respectively using the Black-Scholes method at the commitment and re-measurement dates of March 22, 2013 and June 30, 2013, respectively.

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

Common Stock Issued for Services

During June, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for six months. The shares were valued at $0.0042 per share. The Company recorded a prepaid equity compensation charge of $8,400 in June, 2013 to be recognized by the Company over the vesting period of six months.

During May, 2013, the Company issued 1,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for six months. The shares were valued at $0.0053 per share. The Company recorded an equity compensation charge of $5,300 in May 2013.

During February, 2013, the Company issued 8,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for a year. The shares were valued at $0.008 per share. The Company recorded an equity compensation charge of $28,756 during the six months ended June 30, 2013. The remaining unrecognized compensation cost of $35,244 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of nine and half months.

During February 2013, the Company issued 1,500,000 shares of the Company’s restricted common stock to a consultant for investor relation services for two months. The shares were valued at $0.007 per share. The Company recorded an equity compensation charge of $10,500 during the six months ended June 30, 2013.

During February 2013, the Company issued a total of 3,000,000 shares of the Company’s restricted common stock to three consultants for marketing services for six months. The shares were valued at $0.009 per share. The Company recorded an equity compensation charge of $24,762 during the six months ended June 30, 2013. The remaining unrecognized compensation cost of $2,238 related to non-vested equity-based compensation to be recognized in by the Company over the remaining vesting period of of half a month.

During January, 2013, the Company issued 10,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for a year. The shares were valued at $0.005 per share. The Company recorded an equity compensation charge of $24,384 during the six months ended June 30, 2013. The remaining unrecognized compensation cost of $25,616 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of six months.

On December 14, 2012 the Company issued a total of 1,000,000 shares of the Company’s restricted common stock to Roetzell & Andress for legal services for a one year term. The shares were valued at $0.014 per share. The Company recorded a prepaid equity compensation charge of $14,000 during the year ended December 31, 2012, and recognized an equity compensation charge of $7,595 during the six months ended June 30, 2013. The unrecognized compensation cost of $6,405 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of five and half months.

During October, 2012 the Company issued a total of 15,100,000 shares of the Company’s restricted common stock to five consultants for marketing services for six months terms. The shares were valued at $0.0125 per share. The Company recorded an equity compensation charge of $108,534 and $80,216 during the six months ended June 30, 2013 and year ended December 31, 2012.

During December, 2012 the Company issued 500,000 shares of the Company’s restricted common stock to a consultant for real estate consulting services for a six months term. The shares were valued at $0.0125 per share. The Company recorded an equity compensation charge of $1,042 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $5,208 was recognized during the six months ended June 30, 2013.

During August, 2012 the Company issued 3,000,000 shares of the Company’s restricted common stock to JPU Ventures, Inc. under agreement dated August 13, 2012. The agreement was for investor relations services for a six months term. The shares were valued at $0.0125 per share. The Company recorded an equity compensation charge of $21,875 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $15,625 was recognized by the Company during the six months ended June 30, 2013.

On October 1, 2012, the Company issued 5,500,000 shares of the Company’s restricted common stock under the amended agreement with Mark Bergman, a consultant. The contract is for six months term. The shares were valued at $0.0125 per share. The Company recorded an equity compensation charge of $28,646 and $40,104 for the agreement during the six months ended June 30, 2013 and the year ended December 31, 2012.

During October, 2012, the Company entered into an agreement for investor relations services with a Consultant. The contract was for a six months term and calls for the issuance of 1,000,000 shares of restricted common stock. The share was valued at $0.0125 per share. The Company recorded an equity compensation charge of $8,697 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $3,533 was recognized by the Company during the six months ended June 30, 2013.

On February 22, 2012 the Company engaged Capital Path Securities, LLC (“CPS”) as its exclusive advisor on a proposed placement by way of an equity line of approximately $10,000,000 of the Company’s equity or equity linked securities. All upfront fees have been waived by CPS. The Company will pay CPS a cash placement fee equal to 5% of all principal amounts invested from the source originated by CPS. In addition, 10,000,000 restricted shares were issued on October 26, 2012, and valued at $0.0125 per share. The Company recorded an equity compensation charge of $151,375 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $21,625 and 125,000 non-vested shares was recognized by the Company during the six months ended June 30, 2013.

Common Stock Issued for Debt Modification

On April 30, 2013, the Company amended the maturity dates of notes $250,000 each (aggregating $500,000) from two non-related parties to November 3, 2013. The Company issued a total of 4,000,000 restricted shares to the note holders per the amendment. The shares were valued at $0.0052 per share. (See note 5).

Common Stock Issued for Settlement of Accounts Payable & Debt

Following the agreements with Coventry Enterprises, LLC (see Note 3) for $80,000, Coventry made the following conversions for a total of 15,119,481 shares of the company’s restricted stock during the first quarter of 2013 satisfying the notes in full:

Date	Number of shares converted	Fair Value of Debt Converted

January 21, 2013	4,032,258	$37,619

February 11, 2013	5,405,405	$42,510

March 20, 2013	5,681,818	$40,414

Following the agreement with Coventry Enterprises, LLC (see Note 5) for $88,500, Coventry made the following conversions for a total of 31,416,845 shares of the company’s restricted stock during the second quarter of 2013 satisfying the notes in full:

Date	Number of shares converted	Fair Value of Debt Converted
4/17/2013	7,133,333	49,586

5/16/2013	11,101,694	64,930

6/12/2013	13,181,818	70,130

Following the agreement with Coventry Enterprises, LLC (see Note 5) for $60,000, Coventry made the conversion for a total of 27,272,727 shares of the company’s restricted stock during the second quarter of 2013 satisfying the notes in full with a fair value of $140,222.

During June 2013, one of the Notes holders made the conversion of 22,058,882 shares of the company’s restricted stock satisfying the note in the amount of $75,000 with a fair value of $188,352 on the date of conversion.

During June 2013, Mr. Deitsch (our CEO) accepted a total of 25,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan with the Company.

7. STOCK OPTIONS AND WARRANTS

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

During June, 2013, 25,000,000 warrants to purchase stock at an exercise price of $0.10 per share were issued to CEO, Mr. Dietsch. The warrants expire on December 31, 2014

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the six months ended June 30, 2013:

	Number of shares	Weighted average exercise price
Balance December 31, 2012	57,256,667	$0.10
Exercised	-	-
Issued	27,600,000	$0.01 – 0.10
Forfeited	-	-
Balance June 30, 2013	84,856,667	$0.0967

The following table summarizes information about fixed-price warrants outstanding as of June 30, 2013:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.01-0.10	84,856,667	1.63 years	$0.097

As of June 30, 2013, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0045 closing stock price of our common stock on June 28, 2013, the last trading day of second quarter of 2013. There were no in-the-money warrants at June 30, 2013.

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2010, Nutra Pharma entered into an operating lease for the use of office space. The lease expired in January 2013 and required monthly payments of approximately $9,000. In February 2013, Nutra Pharma entered into a new operating lease for monthly payments of approximately $3,500 for three years. ReceptoPharm leases a lab and renewed its operating lease agreement for five years in July of 2012. The lease requires monthly payments of approximately $5,000 beginning August 1, 2012.

We incurred rent expense of $26,417 and $61,197 during the three and six months ended June 30, 2013.

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

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, and conversion and unjust enrichment as a result of the promissory notes. Plaintiffs have moved for partial summary judgment on their claims regarding the additional 1,214,800 shares, but not on their claims regarding the alleged promissory notes or the additional 1,750,000 shares they alledge they are owed. In August of 2011, the Plaintiff's motion was partially granted. In September 2012, Recepto Pharm's attorneys filed a Motion to be removed as counsel. Their motion was denied on April 26, 2013 due to the current Involuntary Bankruptcy action filed against Nutra Pharma. The court has issued a stay in the proceedings pending the outcome of the Bankruptcy action. ReceptoPharm is seeking new counsel to oppose the partial summary judgment. We intend to vigorously contest this matter and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying Condensed Consolidated Unaudited Financial statements.

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

Subsequent to June 30, 2011, at LPR's request, the parties mediated the dispute before LPR responded to the Motion to Dismiss. At the mediation, the parties worked out an agreement whereby Nutra Pharma would purchase from LPR the components LPR purchased from third parties at an amount slightly less than the principal amount of the suit and on terms acceptable to Nutra Pharma. The agreed price was $350,000 payable over 7 months in equal $50,000 amounts. This agreement was reached by Nutra Pharma because it provided tangible value in exchange for the purchase price rather than incurring the expense of litigation which would likely be substantial and not recouped. While Nutra Pharma had counterclaims it could assert, this was a practical resolution. The settlement allowed Nutra Pharma to take possession of the components prior to full payment and, in exchange, provided security to LPR in the form of Nutra Pharma stock valued at $400,000 at the time of issuance. The stock can only be sold in event of a default of the payment schedule. The litigation was dismissed in August of 2011. The Company made the August, September and November payments (totaling $150,000) in a timely fashion. The Company was late for the payment due October 15, 2011 and requested an accommodation from LPR, eventually paying an extra $5,000 towards that payment. At December 31, 2011, the Company had made total payments of $205,000 with an additional $150,000 owed. In order to allow the Company to skip the December payment, LPR agreed to another accommodation whereby the Company would pay both the December and January payment with an additional $10,000 on or before January 16, 2012. The Company was unable to make this payment and on January 26, 2012 signed an amended payment schedule adding an additional $15,000 for a total of $175,000 owed. The Company's CEO, Rik Deitsch, added additional collateral stock in a separate company that he held personally. In January, $25,000 was paid, with subsequent payments of $30,000 due monthly on the 15th of March through the 15th of July, 2012. The Company failed to make the March payment and was subsequently called in default of the Agreement. Under the original agreement, if Nutra Pharma is in default of the agreement, LPR has the right to sell shares of the company’s free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 representing the new total cash amount due to LPR by the Company.

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

Laurence N. Raymond v. Receptopharm, Inc. et al.

On December 30, 2011 Laurence N. Raymond ("Raymond") brought the case against Receptopharm, Inc. ("Receptopharm") and Nutra Pharma to recover approximately $300,000 that was allegedly either loaned to Receptopharm or owing to Raymond pursuant to an oral employment agreement. The Complaint alleges that Nutra Pharma is jointly liable for Raymond's damages because Receptopharm was allegedly merged into Nutra Pharma. The parties have engaged in settlement discussions. The outcome of this matter is uncertain, no range of potential loss can be estimated and accordingly no effect has been given to any loss above what has already been accrued that may result from the resolution of this matter in the accompanying Condensed Consolidated Unaudited Financial statements.

Paul F. Reid v, Harold H. Rumph et al.

On December 28, 2011 Paul F. Reid ("Reid") brought the case against Harold H. Rumph ("Rumph"), Receptopharm, and Nutra Pharma to recover approximately $330,000 that was allegedly either loaned to Receptopharm or owing to Reid pursuant to an oral employment agreement, The Complaint alleges that Nutra Pharma is jointly liable for Reid's damages because Receptopharm was allegedly merged into Nutra Pharma. Nutra Pharma has answered the Complaint and specifically denied the validity of several promissory notes that form the basis of Reid's damages. According to Nutra Pharma, Reid may have a claim for approximately $140,000 (which is included in accruals for disputed services), but any amounts above that are not supported by the record. The parties have engaged in limited discovery to date, including the June 2012 deposition of Rumph. The Company will vigorously defend against this action and, in so doing, will attempt to settle this case favorably and accordingly no effect has been given to any loss above what has already been accrued that may result from the resolution of this matter in the accompanying Condensed Consolidated Unaudited Financial statements

Involuntary Petition of Bankruptcy

On August 31, 2012 a Petition for Involuntary Bankruptcy was filed against us by former ReceptoPharm employees and a former consultant to ReceptoPharm in the United States Bankruptcy Court, Southern District of Florida. The Petitioners are claiming a total of $990,927.75 due them in the form of accrued wages and a Note Payable. On October 12, 2012 the Plaintiffs filed an amended Petition, in effect lowering their claims to $816,662.39. We believe that the petition is frivolous and that their claims lack merit. The Company will vigorously defend against this action and accordingly no effect has been given to any loss above what has already been accrued that may result from the resolution of this matter in the accompanying Condensed Consolidated Unaudited Financial statements.

9. SUBSEQUENT EVENTS

Notes Payable

On June 26, 2013 the Company issued a promissory note to the Michael McDonald Trust in the amount of $75,000. The funds were received on July 1, 2013. The note is due and payable on the date that is six months from the execution and funding of the note. Interest is based on a rate of two (2%) percent per month to be accrued from the later of the date of the note or receipt of funds until all principal has been paid.

In connection with the issuances of the Note, the Company also issued 1,000,000 shares of the Company’s restricted common stock.

Common Stock Issued for Services

During July 2013, the Company signed an agreement with a consultant for investor relation services for three months. The Company is to pay a total of $10,000 cash and 5,000,000 shares of company’s restricted common stocks due each month of the three months service period. A $30,000 convertible note convertible at $0.005 per share will also be issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

During the second quarter of 2013, our business has focused upon marketing our fully developed three homeopathic drugs for the treatment of pain:

•	Cobroxin®, an over the counter pain reliever designed to treat moderate to severe (Stage 2) chronic pain; and

•	Nyloxin™ (Stage 2 Pain) and Nyloxin™ Extra Strength (Stage 3 Pain).

We will continue this focus during the remainder of 2013.

During our second quarter of 2013 and thereafter, the following has occurred:

On June 24, we announced the launch of our new homeopathic formula for the treatment of chronic pain in companion animals, Pet Pain-Away. Pet Pain-Away is a homeopathic, non-narcotic, non-addictive, over-the-counter pain reliever, primarily aimed at treating moderate to severe chronic pain in companion animals. It is specifically indicated to treat pain from hip dysplasia, arthritis pain, joint pain, and general chronic pain in dogs, cats and horses.

On June 18, we announced that New Vitality, a marketing and distribution company, had begun a test radio campaign to gauge the market acceptance of Nyloxin™. The 60-second ads ran for several weeks on radio stations throughout the United States. As a result of positive testing, New Vitality will be adding Nyloxin to their e-commerce website as they continue to advertize the product.

On June 10, we announced a Licensing Agreement for the marketing and distribution of our original product, Cobroxin® with Cobra Pharmaceuticals. The terms of the licensing agreement state that Cobra Pharmaceuticals will be responsible for marketing, distribution, inventory control and customer service of Cobroxin®. They will maintain exclusive rights in perpetuity provided that they maintain minimum quarterly sales that increase over time.

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

In November 2009, XenaCare began selling Cobroxin® to brick-and-mortar retailers, including distribution to CVS in March 2010 and Walgreens in May 2010. On April 1, 2011, we notified our Cobroxin® Distributor, XenaCare that they were in breach of our agreement. As a result of this, the distribution agreement was terminated effective April 10, 2011. XenaCare had a large stock of the product that they had ordered from us and we have allowed them to continue to market their existing inventory of Cobroxin®. In October, 2011 we discontinued their website at www.Cobroxin.com. All current traffic to that website is now redirected to www.Nyloxin.com. On June 10, 2013, we announced a new licensing agreement for the distribution of Cobroxin® with Cobra Pharmaceuticals, LLC. The new distributors expect to begin a direct response campaign by the fourth quarter of 2013 with the return to retail in 2014.

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

During June of 2013, we announced that New Vitality, a marketing and distribution company, had begun a test radio campaign to gauge the market acceptance of Nyloxin™. The 60-second ads ran for several weeks on radio stations throughout the United States. As a result of positive testing, New Vitality will be adding Nyloxin™ to their e-commerce website as they continue to advertize the product.

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

Pet Pain-Away

During June of 2013, we announced the launch of our new homeopathic formula for the treatment of chronic pain in companion animals, Pet Pain-Away. Pet Pain-Away is a homeopathic, non-narcotic, non-addictive, over-the-counter pain reliever, primarily aimed at treating moderate to severe chronic pain in companion animals. It is specifically indicated to treat pain from hip dysplasia, arthritis pain, joint pain, and general chronic pain in dogs, cats and horses. We are seeking distributors for the product now as we begin manufacturing for eventual sales in the fourth quarter of 2013.

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

Ability to Continue as a Going Concern:  Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. At June 30, 2013, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations – Comparison of Three Months Periods Ended June 30, 2013 and June 30, 2012

Net sales for the three-month period ended June 30, 2013 are $22,080 compared to $16,301 for the three months period ended June 30, 2012.  The increase in net sales is primarily attributable to the increase in Nyloxin sales.

Cost of sales for the three-month period ended June 30, 2013 is $16,352 compared to $3,356 for the three-month period ended June 30, 2012.  Our cost of sales includes the direct costs associated with Nyloxin™  manufacturing. Our gross profit margin for the three-month period ended June 30, 2013 is $5,728 or 25.9% compared to $12,945 or 79.4% for the three-month period ended June 30, 2012. The decrease in our profit margin is due primarily to the increase in the shipping cost and fulfillment services.

Selling, general and administrative expenses (“SG&A”) increased $168,185 or 85.8% from $195,982 for the quarter ended June 30, 2012 to $364,167 for the quarter ended June 30, 2013, generally due to the increase in consulting, legal and professional fees.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services. Also included in SG&A expenses is stock based compensation expense, which increased $89,141 or 100% from $0 for the three months period ending June 30, 2012 to $89,141 for the three months period ending June 30, 2013.

Interest expense increased $3,199 or 8.5%, from $37,747 for the quarter ended June 30, 2012 to $40,946 for the comparable 2013 period.  This increase was due to an overall increase in short term indebtedness in the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended June 30, 2013 and 2012, the liability related to these hybrid instruments fluctuated, resulting in a loss of $212,869 and a gain of $86,519, respectively.

As a result of the foregoing, our net loss increased by $474,884 or 353.7%, from $134,265 for the quarter ended June 30, 2012 to $609,149 for the comparable 2013 period.

Comparison of Six Months Ended June 30, 2013 and June 30, 2012

Net sales for the six months ended June 30, 2013 are $59,861 compared to $31,235 for the six months ended June 30, 2012.  The increase in sales is primarily attributable to an overall increase in sales of Nyloxin™.

Cost of sales for the six months ended June 30, 2013 is $23,606 compared to $6,366 for the six months ended June 30, 2012.  Our cost of sales includes the direct costs associated with Cobroxin® and Nyloxin™ manufacturing. Our gross profit margin for the six months ended June 30, 2013 is $36,255 or 60.6% compared to $24,869 or 79.6% for the six months ended June 30, 2012. The decrease in our profit margin is due primarily to increase in the shipping cost and fulfillment services.

Selling, general and administrative expenses (“SG&A”) decreased  $107,265 or 12.9% from $833,807 for the six months ended June 30, 2012 to $726,542 for the six months ended June 30, 2013, generally due to a decrease in advertising, consulting, legal and professional fees.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services. Also included in SG&A expenses is stock based compensation expense, which decreased $128,553 or 31.1% from $413,021 for the six months  ended June 30, 2012 to $284,468 for the six months ended June 30, 2013.

Interest expense increased $4,968 or 6.61%, from $75,191 for the six months ended June 30, 2012 to $80,159 for the comparable 2013 period.  This increase was due to an overall increase in short term indebtedness for the six months ended June 30, 2013 compared to the comparable period in 2012.

We carry certain of our debentures and common stock warrants at fair value. For the six months ended June 30, 2013 and 2012, the liability related to these hybrid instruments fluctuated, resulting in a loss of $250,068 and $25,461, respectively.

Our net loss decreased by $40,232 or 3.6%, from $1,122,680 for the six months ended June 30, 2012 to $1,082,448 for the comparable 2013 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated financial statements for the period ended June 30, 2013, we have an accumulated deficit of $38,726,304 and working capital and stockholders’ deficits of $3,768,198 and $3,710,802, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of June 30, 2013, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations.  These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand.   During the six month period ended June 30, 2013, we borrowed an additional $103,664 from Mr. Deitsch and repaid him $2,100. Mr. Deitsch accepted a total of 25,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan the Company in June 2013. As of June 30, 2013, we owe Mr. Deitsch $620,378. Included in this amount is $337,501 of accrued interest.

Subsequent to June 30, 2013 and through August 14, 2013, the Company received additional advances from its President, Rik Deitsch in the amount of $9,613 and repaid $5,600.  The amount owed to Mr. Deitsch at August 15, 2013 was $627,503, which includes $340,613 of accrued interest.

As of August 15, 2013, we raised $75,000 through issuance of convertible notes.

We expect to utilize the proceeds from these funds and additional capital to manufacture Cobroxin® and Nyloxin™, and reduce our debt level.  We estimate that we will require approximately $200,000 to fund our existing operations and ReceptoPharm’s operations through December 31st.  These costs include: (i) compensation for three (3) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2013, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2013, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of June 30, 2013. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

During the second quarter we continued the enhancement of our internal controls. Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP. We are currently negotiating a settlement with LPR.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued for Services

During July, 2013, the Company issued 5,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for three months.

During June 2013, Mr. Deitsch (our CEO) accepted a total of 25,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan with the Company.

During June, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for six months. The shares were valued at $0.0042 per share.

During May, 2013, the Company issued 1,000,000 shares of the Company’s restricted common stock to a consultant for investor relations.

During January, 2013, the Company issued 10,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for a year. The shares were valued at $0.005 per share.

Common Stock Issued for Debt Modification

On April 30, 2013, the Company amended the maturity dates of notes $250,000 each (aggregating $500,000) from two non-related parties to November 3, 2013. The Company issued a total of 4,000,000 restricted shares to the note holders per the amendment. The shares were valued at $0.0052 per share.

Common Stock Issued for Settlement of Accounts Payable & Debt

Following the agreements with Coventry Enterprises, LLC for $80,000, Coventry made conversions for a total of 15,119,481 shares of the company’s restricted stock during the first quarter of 2013 satisfying the notes in full.

Following the agreement with Coventry Enterprises, LLC for $88,500, Coventry made conversions for a total of 31,416,845 shares of the company’s restricted stock during the second quarter of 2013 satisfying the notes in full.

Following the agreement with Coventry Enterprises, LLC for $60,000, Coventry made the conversion for a total of 27,272,727 shares of the company’s restricted stock during the second quarter of 2013 satisfying the notes in full with a fair value of $140,222.

During June 2013, one of the Notes holders made the conversion of 22,058,882 shares of the company’s restricted stock satisfying the note in the amount of $75,000 with a fair value of $188,352 on the date of conversion.

Item 3. Defaults Upon Senior Securities

During the third quarter of 2010 we borrowed $200,000 from one of our directors. We repaid $10,000 during the third quarter of 2012. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. At June 30, 2013, we owed this director accrued interest of $103,391.

In May 2011, the Company received two loans for a total of $50,000 from non-related parties. These loans were expected to be repaid no later than December 31, 2011, along with interest calculated at 10% for the first month plus 12% after 30 days from funding. These loans are guaranteed by an officer of the Company. The Company was unable to repay the loans and they continue to accrue interest. At June 30, 2013, the accrued interest payable was $20,452

On June 11, 2012, LPR sold their remaining debt, which included legal fees, of $281,772 to Southridge Partners, LLP in an agreement to be paid out over time. We had expected them to complete those payments by the end of 2012 to satisfy the obligation in its entirety. The action from Southridge was removed pending the outcome of the Bankruptcy action against us. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP. We are currently negotiating a settlement with LPR. Once satisfied, LPR will return all of the Company's collateral shares currently held by LPR's attorney.

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

NUTRA PHARMA CORP.
Registrant

Dated: August 19, 2013	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer

