Form 10-Q
period 2013-09-30
NUTRA PHARMA CORP
filed 2013-11-19
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission file numbers 000-32141

NUTRA PHARMA CORP.

(Name of registrant as specified in its charter)

California	91-2021600
(State or Other Jurisdiction of Organization)	(IRS Employer Identification Number)

12502 West Atlantic Blvd., Coral Springs, Florida	33071
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of November 19, 2013 was 951,073,019 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending September 30, 2013, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

1

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$25,514	$7,559
Accounts receivable, net	28,482	38,314
Prepaid expenses and other current assets	164,828	200,868
Total current assets	218,824	246,741

Property and equipment, net	28,278	39,515
Other assets	19,093	16,621
Total assets	$266,195	$302,877

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$996,349	$800,860
Accrued expenses	948,817	964,673
Due to officers	691,779	723,386
Derivative Warrant Liability	847,892	18,727
Other debt	1,350,310	1,371,574
Total current liabilities	4,835,147	3,879,220

Commitments and Contingencies (See Note 8)	-	-

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
925,073,019 shares issued and outstanding at September 30, 2013,
561,773,778 shares issued and outstanding at December 31, 2012	925,073	561,774
Additional paid-in capital	35,879,078	33,505,739
Accumulated deficit	(41,373,103)	(37,643,856)
Total stockholders' deficit	(4,568,952)	(3,576,343)
Total liabilities and stockholders' deficit	$266,195	$302,877

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$39,268	$13,221	$99,129	$44,456
Cost of sales	6,167	4,260	29,773	10,626
Gross profit	33,101	8,961	69,356	33,830

Operating expenses:
Selling, general and administrative - including stock based compensation of $495,613 and $434,021, for the nine months ended September 30, 2013 and 2012, respectively	577,462	213,987	1,304,004	1,047,794
Total other costs and expenses	577,462	213,987	1,304,004	1,047,794
Net Loss from Operations	(544,361)	(205,026)	(1,234,648)	(1,013,964)

Other Expenses
Interest expense	(43,981)	(39,772)	(124,140)	(114,963)
Change in fair value of derivatives	(1,446,489)	(57,986)	(1,696,557)	(83,447)
Loss on settlement of debt and accounts payable, net	(611,968)	-	(673,902)	(213,090)
	(2,102,438)	(97,758)	(2,494,599)	(411,500)
Net loss before income taxes	(2,646,799)	(302,784)	(3,729,247)	(1,425,464)
Provision for income taxes	-	-	-	-
Net loss	$(2,646,799)	$(302,784)	$(3,729,247)	$(1,425,464)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	649,511,879	381,086,075	666,613,022	371,289,580

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(3,729,247)	$(1,425,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of accounts payable	673,902	213,090
Loss on note payable default	-	100,000
Depreciation and amortization	11,237	11,250
Stock-based compensation	455,770	434,021
Stock issued for loan extension	20,800	-
Change in fair value of derivative	1,696,557	83,447
Non-cash interest expense-shareholders	24,373	24,034
Amortization of loan discount	1,988	-
Changes in operating assets and liabilities:
Decrease in accounts receivables	9,832	28,375
Decrease in prepaid stock-based compensation	39,843	-
Decrease in prepaid expenses	(3,803)	-
Increase in other assets	(2,472)	-
Increase in accounts payable	352,332	(56,903)
Increase in accrued expenses	32,264	18,605
Net cash used in operating activities	(416,624)	(569,545)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Common stock sold for cash	45,000	270,000
Proceeds from payment of subscription receivable	-	8,000
Loans from officers	125,979	151,138
Repayment of officers loans	(18,300)	(9,478)
Proceeds from convertible notes	220,000	115,000
Proceeds from other notes payable	75,000	79,000
Repayments of other notes payable	-	(35,000)
Proceeds from notes payable-related party	30,000	-
Repayments of notes payable-related party	(43,100)	-
Net cash provided by financing activities	434,579	578,660

Net increase in cash	17,955	9,115

Cash - beginning of period	7,559	-

Cash - end of period	$25,514	$9,115

Supplemental Cash Flow Information:
Cash paid for interest	$59,275	$61,076
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:
Shares issued in settlement of notes and accounts payable	$654,747	$253,648
Shares issued to satisfy debt	$1,392,686	$680,659
Shares issued to satisfy debt-related party	$162,500	$-

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.

Notes to Condensed Consolidated Unaudited Financial Statements

September 30, 2013

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nutra Pharma Corp. ("Nutra Pharma"), is a holding company that owns intellectual property and operates in the biotechnology industry. Nutra Pharma incorporated under the laws of the state of California on February 1, 2000, under the original name of Exotic-Bird.com.

Through its wholly-owned subsidiary, ReceptoPharm, Inc. (“ReceptoPharm”), Nutra Pharma conducts drug discovery research and development activities. In October 2009, Nutra Pharma launched its first consumer product called Cobroxin®, an over-the-counter pain reliever designed to treat moderate to severe chronic pain. In May 2010, Nutra Pharma launched its second consumer product called Nyloxin®, an over-the-counter pain reliever that is a stronger version of Cobroxin® and is designed to treat severe chronic pain.

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

Liquidity and Going Concern

Our condensed consolidated unaudited financial statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $41,373,103 at September 30, 2013. In addition, we had respective working capital and stockholders’ deficits at September 30, 2013 of $4,616,323 and $4,568,952.

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

As of September 30, 2013, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. There were no sales concentrations at September 30, 2013.

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

Property and equipment consists of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Computer equipment	$21,918	$21,918
Furniture and fixtures	34,757	34,757
Lab equipment	42,129	42,129
Telephone equipment	12,421	12,421
Office equipment – other	2,629	2,629
Leasehold improvements	67,417	67,417
Total	181,271	181,271
Less: Accumulated depreciation and amortization	(152,993)	(141,756)

Property and equipment, net	$28,278	$39,515

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At September 30, 2013, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the three and nine months ended September 30, 2013 was $3,746 and $11,237, respectively.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. As of September 30, 2013 and September 30, 2012, the following items were not included in dilutive loss as the effect is anti-dilutive:

	September 30, 2013	September 30, 2012
Options and warrants	144,856,667	47,921,667
Convertible notes payable	44,253,119	19,793,996
Total	189,109,786	67,715,663

Reclassifications

Certain amounts in the 2012 Condensed Consolidated Unaudited Financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

We have determined that all recently issued accounting standards have not and will not have a material impact on our Condensed Consolidated Unaudited Financial statements.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of September 30, 2013 and December 31, 2012:

	Fair Value Measurements at September 30, 2013
Liabilities:	Total	Level 1	Level 2	Level 3

Warrant liability	$847,892	$-	$-	$847,892
Convertible notes at fair value	$738,216	$-	$-	$738,216

	Fair Value Measurements at December 31, 2012
Liabilities:	Total	Level 1	Level 2	Level 3

Warrant liability	$18,727	$-	$-	$18,727
Convertible notes at fair value	$588,091	$-	$-	$588,091

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013:

Description	September 30, 2013

Beginning balance	$18,727
Purchases, issuances, and settlements	(972,240)
Total loss or (gain) included in earnings (1)	143,075

Ending balance	$847,892

(1) The gain or loss related to the revaluation of our warrant liability is included in “Change in fair value of derivatives” in the accompanying condensed consolidated statement of operations.

The Company values its warrants using a Dilution-Adjusted Black-Scholes Model. Assumptions used include (1) 0.36% to 1.39% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 124% to 236% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted (See note 5).

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of September 30, 2013:

				Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture			Default	Anti- Dilution
Issuance Year	Face Amount	Interest Rate	Interest Rate	Adjusted Price	%	Look-back Period
2013	738,216	8%-20%	n/a	$0.0022-$0.0242	55%-85%	10 to 20 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013 for the Convertible Notes:

September 30, 2013

Description

Beginning balance	$588,091

Purchases, issuances, and settlements	462,420

Day one loss on value of hybrid instrument	1,655,861

(Gain) loss from change in fair value	(386,723)

Conversion to common stock	(1,581,433)

Ending balance	$738,216

3. SETTLEMENT OF ACCOUNTS AND NOTE PAYABLE

At December 31, 2011, the Company owed Immunoclin, Ltd. (“Immunoclin”) $80,389 representing the balance of invoices for clinical services. On December 20, 2012, the Company issued an $80,000 note payable at 8% to Immunoclin in exchange for the outstanding accounts payable. $20,000, $40,000 and $20,000 of the debt were assigned to Coventry Enterprises, LLC (“Coventry”) on December 20, 2012, January 7, 2013, and March 13, 2013, respectively. Coventry made the first conversion of 2,565,102 shares of Company’s common stock to satisfy the debt of $20,000 on December 20, 2012. The Company issued two Convertible Redeemable Notes for the remaining amount of $40,000 and $20,000 on January 7, 2013, and March 13, 2013. Coventry made the conversion of a total of 15,119,481 shares of the company’s restricted stock satisfying the remaining notes in full during the nine months ended September 30, 2013. The Company elected to account for these hybrid contracts under the guidance of FASB ASC Topic 815 Derivatives & Hedging. The fair value has been defined as the common stock equivalent value, enhanced by the fair value of the default put plus the present value of the coupon. The Company recorded a loss of $65,039 on the settlement and the change in fair value of derivatives in the amount of $4,885 during the nine months ended September 30, 2013.

During August and September, 2013, the Company issued 3,000,000 shares of the company’s restricted stock to settle the outstanding accounts payable in aggregate of $38,528 with two vendors. The shares were valued at $0.018 per share. The Company recorded a total loss of $15,472 on the settlement date (See Note 6).

During September, 2013, the Company issued 25,000,000 shares of the company’s restricted stock and 25,000,000 warrants to purchase stock at an exercise price of $0.030 to settle the outstanding accounts payable of $112,621. The shares were valued at $0.015 per share (See Note 6). The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $243,146 and $263,910, respectively using the Black-Scholes method at the commitment and re-measurement dates of September 16, 2013 and September 30, 2013, respectively. The Company recorded a loss of $505,525 on the settlement date (See Note 7).

During September, 2013, Mr. Harold H. Rumph (ReceptoPharm’s CEO) accepted 14,800,000 shares of the Company’s restricted common stock as a repayment to discharge $37,000 of his accrued salary to the Company (See Note 6).

4. DUE TO OFFICERS

At September 30, 2013 and December 31, 2012, the balance due to officers consisted of the following:

	September 30, 2013	December 31, 2012

An unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. The loan balance at September 30, 2013 and December 31, 2012, respectively, includes accrued interest payable of $343,630 and $324,853.	$570,124	$606,168

A loan from Paul Reid, the President of ReceptoPharm bearing interest at a rate of 5% per annum, due on demand and secured by certain intellectual property of ReceptoPharm having a zero cost at September 30, 2013 and December 31, 2012. The accrued interest at September 30, 2013 and December 31, 2012 was $41,829 and $37,392, respectively.	121,655	117,218

Ending balances	$691,779	$723,386

During the nine months ended September 30, 2013, we borrowed $125,979 and repaid $18,300 to Mr. Deitsch. In addition, Mr. Deitsch accepted a total of 50,000,000 shares of the Company’s restricted common stock as a repayment to discharge $162,500 of his outstanding loan to the Company in nine months ended September 30, 2013(See note 6).

5. OTHER DEBT

Other debt (all short-term) consists of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Note payable – Related Party (1)	$176,900	$190,000
Notes payable – Non Related Parties (2)	435,194	593,483
Convertible notes payable, at fair value (3)	738,216	588,091

Ending balances	$1,350,310	$1,371,574

(1)	At September 30, 2013, the balance of $176,900 consisted of the following loans:

•	During the third quarter of 2010 we borrowed $200,000 from one of our directors. We repaid $20,000 during the third quarter of 2012 and 2013. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. At September 30, 2013, we owed this director accrued interest of $112,281.

•	During January and February 2013, the Company received a total of $30,000 from DMH International, Inc., a company controlled by the CEO of the Company and repaid $30,000 in full and advanced DMH $3,100 during the nine months ended September 30, 2013. The notes are unsecured, non-interest bearing, and due on demand. The Company recorded $1,159 of imputed interest related to DMH’s loan payable as in-kind contribution at September 30, 2013.

(2)	At September 30, 2013, the balance of $435,194 consisted of the following loans:

•	In May 2011, the Company received a loan for $25,000 from a non-related party. This loan was expected to be repaid no later than December 31, 2011, along with interest calculated at 10% for the first month plus 12% after 30 days from funding. This loan is guaranteed by an officer of the Company. The Company was unable to repay the loan and they continue to accrue interest. At September 30, 2013, the accrued interest payable was $11,287.

•	In May 2011, the Company received another loan for $25,000 from a non-related party. This loan was expected to be repaid no later than December 31, 2011, along with interest calculated at 10% for the first month plus 12% after 30 days from funding. This loan is guaranteed by an officer of the Company. On September 16, 2013, the non-related party accepted a total of 8,472,750 shares of the Company’s restricted common stock as a repayment to discharge $25,000 of his outstanding loan and accrued interest of $11,120 (See note 6).

•	In July 2013, the Company issued a promissory note to the Michael McDonald Trust in the amount of $75,000 bearing interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 1,000,000 shares of the Company's common stocks (See note 6). The Company has recorded a debt discount in the amount of $3,977 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $3,977 was amortized over the term of the debt. Amortization for the three and nine months ended September 30, 2013 was $1,988. In the event of default, the Company will issue an additional 1,000,000 share of the Company’s common stocks on the date that is fifteen days after the maturity date (See Note 6).

•	At December 31, 2012, the total amount of the Company’s debt assigned to Southridge was $483,482. In connection with the debt sales to Southridge, the Company recorded loss on settlement of accounts payable for $63,490 in statement of operations at December 31, 2012. During the first quarter of 2013, the suit was voluntarily dismissed involving debt held by Southridge for $483,482. The debt was reverted back to the original holders.

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

In June, 2013, $57,800 of the debt was assigned to Coventry for a consideration of $60,000 from Baker Donelson Bearman Caldwell & Berkowitz, PC. in the form of Convertible Redeemable Notes bearing interest of 8% annum. The Company recorded a loss of $2,200 on settlement during the nine months ended September 30, 2013. Coventry was entitled to convert all or any amount of the these notes into shares of the Company's common stock (the "Common Stock") at a conversion price ("Conversion Price") for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during 20 trading days . Following the agreements, Coventry made the conversions for a total of 27,272,727 shares of the company’s restricted stock satisfying the notes in full at the fair value of $167,495.

As a result of the debt assignments and conversions with Coventry, the remaining balance of the debt at September 30, 2013 is $337,182 which consisted of the following loans:

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

The Company repaid $25,000 during the three months ended March 31, 2012. The Company did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 5,714,326 shares of the Company’s free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). The $100,000 default was expensed during the quarter ended March 31, 2012. The balance due to LPR at September 30, 2012 was $250,000. LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in October 2012. The debt was reverted back to the Company (See note 8).

ii.	At September 30, 2012, the Company owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to the Company .

(3)	At September 30, 2013, the balance of $738,216 consisted of the following convertible loans:

•	In September and October 2011, the Company borrowed $250,000 each (aggregating $500,000) from two non-related parties. The principal of these loans were to be repaid with a balloon payment on or before October 1, 2012. On October 19, 2012 the parties amended the notes to extend the due date to May 1, 2013 and include a conversion feature that would allow the holders to convert some or all of their outstanding notes into restricted Company stock at a 15% discount to the average closing market price of the Company's stock traded over the previous 10 days. Interest on these loans is payable monthly beginning in November 2011 with interest calculated at 20% and 12%, each, respectively. At September 30, 2013 and December 31, 2012, the accrued interest payable was $6,664 and $10,833, respectively

On April 30, 2013, the parties amended the notes to further extend the maturity date to November 3, 2013. The Company issued a total of 4,000,000 restricted shares to the note holders in connection with the amendment at a fair value of $20,800 (See note 6).

During nine months ended September 30, 2013, one of the Notes holders made the conversions of a total of 34,254,004 shares of the company’s restricted stock satisfying the notes in the amount of $125,000 with a fair value of $317,391 on the date of conversion. During August and September, 2013, $150,000 of the debts were assigned to three non-related parties in the form of a Convertible Redeemable Note bearing interest of 8% annum at with a conversion price for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during the 15 to 20 trading days immediately preceding the Conversion Date. Following the assignments, the conversions for a total of 64,052,862 shares of the company’s restricted stock were made in satisfying the notes of $150,000 at the fair value of $475,519 (See note 6).

At September 30, 2013, the remaining balance of these convertible notes payable, at fair value, was recorded at $291,127.

•	On March 22, 2013, the Company issued a Convertible Debenture in the amount of $20,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 10% and is due on March 22, 2014, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding into shares of Common Stock at a price lesser of $.0075, or (ii) fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. In connection with the issuance of this convertible note payable, the Company encountered a day-one derivative loss of $24,931. Coventry made the conversions of a total of 8,810,572 shares of the company’s restricted stock satisfying the notes in full with a fair value of $188,747on September 4, 2013(See note 7).

In connection with the issuances of the Note, the Company also granted five-year warrants to purchase an aggregate of 2,600,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $21,226 and $41,254, respectively using the Black-Scholes method at the commitment and re-measurement dates of March 22, 2013 and September 30, 2013, respectively.

•	On July 10, 2013, the Company issued a Convertible Debenture in the amount of $30,000 to Christopher Castaldo in connection with an agreement for investor relation services (See Note 6). The note carries interest at 8% and is due on January 10, 2014, unless previously converted into shares of restricted common stock. The note holder has the right to convert the note, until is no longer outstanding into shares of Common Stock at a price of $.005.

In connection with the issuance of this convertible note payable, the Company encountered a day-one derivative loss of $5,284. At September 30, 2013, this convertible note payable, at fair value, was recorded at $98,431.

•	On September 3, 2013, the Company issued a Convertible Debenture in the amount of $100,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 10% and is due on September 3, 2014, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding into shares of Common Stock at a price lesser of $.018, or (ii) fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding the conversion date.

In connection with the issuance of this convertible note payable, the Company encountered a day-one derivative loss of $957,567. At September 30, 2013, this convertible note payable, at fair value, was recorded at $205,029.

In connection with the issuances of the Note, the Company also granted five-year warrants to purchase an aggregate of 20,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $445,638 and $315,446, respectively using the Black-Scholes method at the commitment and re-measurement dates of September 3, 2013 and September 30, 2013, respectively.

•	On September 12, 2013, the Company issued a Convertible Debenture in the amount of $70,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 10% and is due on September 12, 2014, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding into shares of Common Stock at a price lesser of $.02, or (ii) fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding the conversion date.

In connection with the issuance of this convertible note payable, the Company encountered a day-one derivative loss of $309,055. At September 30, 2013, this convertible note payable, at fair value, was recorded at $143,629.

In connection with the issuances of the Note, the Company also granted five-year warrants to purchase an aggregate of 15,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $262,230 and $236,696, respectively using the Black-Scholes method at the commitment and re-measurement dates of September 12, 2013 and September 30, 2013, respectively.

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

Private Placements of Common Stock

During third quarter of 2013, the Company sold an aggregate of 21,000,000 shares of restricted common stock to two investors at a price per share range from $0.001 to $0.0042 and received proceeds of $45,000.

Shares Issued to Employees and Directors

On September 3, 2013, the Board of Directors approved a resolution for the issuance of 1,000,000 shares of the Company’s restricted common stock to an Employee of the Company. The issuance was valued at $0.0229 per share, which was the fair market value of the Company’s common stock on the date of issuance.

Common Stock Issued for Services

During September, 2013, the Company issued a total of 1,500,000 shares of the Company’s restricted common stock to two consultants for consulting services rendered. The shares were valued at $0.0229 per share. The Company recorded an equity compensation charge of $34,350 during the three months ended September 30, 2013.

During August, 2013, the Company issued a total of 6,000,000 shares of the Company’s restricted common stock to two consultants for investor relation services for six months. The shares were valued at $0.0173 per share. The Company recorded an equity compensation charge of $18,718 during the three months ended September 30, 2013. The remaining unrecognized compensation cost of $85,082 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of five months.

During August, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for one year. The shares were valued at $0.012 per share. The Company recorded an equity compensation charge of $2,301 during the three months ended September 30, 2013. The remaining unrecognized compensation cost of $21,699 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of eleven months.

During August, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for six months. The shares were valued at $0.0056 per share. The Company recorded an equity compensation charge of $2,815 during the three months ended September 30, 2013. The remaining unrecognized compensation cost of $8,385 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of four and half months.

During July, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for six months. The shares were valued at $0.0042 per share. The Company recorded an equity compensation charge of $4,177 during the three months ended September 30, 2013. The remaining unrecognized compensation cost of $4,223 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of three months.

During July, 2013, the Company issued 100,000 shares of the Company’s restricted common stock to a consultant for consulting services rendered. The shares were valued at $0.0042 per share. The Company recorded an equity compensation charge of $420 during the three months ended September 30, 2013

During July 2013, the Company signed an agreement with a consultant for investor relation services for three months. A $30,000 convertible note convertible at $0.005 per share was also issued (See Note 5). The Company also paid a total of $10,000 cash and issued a total of 15,000,000 shares of company’s restricted common stocks. The shares were valued at $0.0057 per share. The Company recorded an equity compensation charge of $85,500 during the three months ended September 30, 2013.

During June, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for nine months. The shares were valued at $0.0042 per share. The Company recorded an equity compensation charge of $5,462 during the three months ended September 30, 2013. The remaining unrecognized compensation cost of $2,938 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of three months.

During May, 2013, the Company issued 1,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for six months. The shares were valued at $0.0053 per share. The Company recorded an equity compensation charge of $5,300 in May 2013.

During February, 2013, the Company issued 8,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for a year. The shares were valued at $0.008 per share. The Company recorded an equity compensation charge of $44,888 during the nine months ended September 30, 2013. The remaining unrecognized compensation cost of $19,112 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of three and half months.

During February 2013, the Company issued 1,500,000 shares of the Company’s restricted common stock to a consultant for investor relation services for two months. The shares were valued at $0.007 per share. The Company recorded an equity compensation charge of $10,500 during the nine months ended September 30, 2013.

During February 2013, the Company issued a total of 3,000,000 shares of the Company’s restricted common stock to three consultants for marketing services for six months. The shares were valued at $0.009 per share. The Company recorded an equity compensation charge of $27,000 during the nine months ended September 30, 2013.

During January, 2013, the Company issued 10,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for a year. The shares were valued at $0.005 per share. The Company recorded an equity compensation charge of $36,986 during the nine months ended September 30, 2013. The remaining unrecognized compensation cost of $13,014 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of three months.

On December 14, 2012 the Company issued a total of 1,000,000 shares of the Company’s restricted common stock to Roetzell & Andress for legal services for a one year term. The shares were valued at $0.014 per share. The Company recorded a prepaid equity compensation charge of $14,000 during the year ended December 31, 2012, and recognized an equity compensation charge of $11,123 during the nine months ended September 30, 2013. The unrecognized compensation cost of $2,877 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of two and half months.

During October, 2012 the Company issued a total of 15,100,000 shares of the Company’s restricted common stock to five consultants for marketing services for six months terms. The shares were valued at $0.0125 per share. The Company recorded an equity compensation charge of $108,534 and $80,216 during the nine months ended September 30, 2013 and year ended December 31, 2012.

During December, 2012 the Company issued 500,000 shares of the Company’s restricted common stock to a consultant for real estate consulting services for a six months term. The shares were valued at $0.0125 per share. The Company recorded an equity compensation charge of $1,042 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $5,208 was recognized during the nine months ended September 30, 2013.

During August, 2012 the Company issued 3,000,000 shares of the Company’s restricted common stock to JPU Ventures, Inc. under agreement dated August 13, 2012. The agreement was for investor relations services for a nine months term. The shares were valued at $0.0125 per share. The Company recorded an equity compensation charge of $21,875 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $15,625 was recognized by the Company during the nine months ended September 30, 2013.

On October 1, 2012, the Company issued 5,500,000 shares of the Company’s restricted common stock under the amended agreement with Mark Bergman, a consultant. The contract is for six months term. The shares were valued at $0.0125 per share. The Company recorded an equity compensation charge of $28,646 and $40,104 for the agreement during the nine months ended September 30, 2013 and the year ended December 31, 2012.

During October, 2012, the Company entered into an agreement for investor relations services with a Consultant. The contract was for a six months term and calls for the issuance of 1,000,000 shares of restricted common stock. The share was valued at $0.0125 per share. The Company recorded an equity compensation charge of $8,697 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $3,533 was recognized by the Company during the nine months ended September 30, 2013.

On February 22, 2012 the Company engaged Capital Path Securities, LLC (“CPS”) as its exclusive advisor on a proposed placement by way of an equity line of approximately $10,000,000 of the Company’s equity or equity linked securities. All upfront fees have been waived by CPS. The Company will pay CPS a cash placement fee equal to 5% of all principal amounts invested from the source originated by CPS. In addition, 10,000,000 restricted shares were issued on October 26, 2012, and valued at $0.0125 per share. The Company recorded an equity compensation charge of $151,375 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $21,625 and 125,000 non-vested shares was recognized by the Company during the nine months ended September 30, 2013.

Common Stock Issued for Debt Modification

On April 30, 2013, the Company amended the maturity dates of two notes of $250,000 each (aggregating $500,000) from two non-related parties to November 3, 2013. The Company issued a total of 4,000,000 restricted shares to the note holders per the amendment. The shares were valued at $0.0052 per share. (See Note 5).

Common Stock Issued with Promissory Note

In July 2013, in connection with the issuance of this promissory note to Michael McDonald Trust in the amount of $75,000 which is due in six months from the funding of the note, the Company issued 1,000,000 shares of the Company's common stocks. The Company has recorded a debt discount in the amount of $3,977 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $3,977 was amortized over the term of the debt.  Amortization for the three and nine months ended September 30, 2013 was $1,988 (See Note 5).

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

Following the agreement with Coventry Enterprises, LLC (see Note 5) for $88,500, Coventry made the following conversions for a total of 31,416,845 shares of the company’s restricted stock during the second quarter of 2013 satisfying the notes in full:

Date	Number of shares converted	Fair Value of Debt Converted

4/17/2013	7,133,333	$49,586
5/16/2013	11,101,694	$64,930
6/12/2013	13,181,818	$70,130

Following the agreement with Coventry Enterprises, LLC (see Note 5) for $60,000, Coventry made the conversion for a total of 27,272,727 shares of the company’s restricted stock during the second quarter of 2013 satisfying the notes in full with a fair value of $140,222.

Following the agreement with Coventry Enterprises, LLC (see Note 5) for $20,000, Coventry made the conversion for a total of 8,810,572 shares of the company’s restricted stock during September 2013 satisfying the notes in full with a fair value of $188,747.

During June and August, 2013, one of the convertible Notes holders made the following conversions of a total of 34,254,004 shares of the company’s restricted stock satisfying the notes in the amount of $125,000 with a fair value of $317,391 on the date of conversion (See Note 5).

Date	Number of shares converted	Fair Value of Debt Converted
6/25/2013	22,058,882	$188,352
8/30/2013	12,195,122	$129,039

During August and September, 2013, $150,000 of the convertible notes were assigned to third parties in the form bearing interest of 8% annum at with a conversion price for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during the 15 to 20 trading days immediately preceding the Conversion Date. Immediately following the assignments, the conversions for a total of 64,052,862 shares of the company’s restricted stock were made as followings in satisfying the notes of $150,000 at the fair value of $475,519(See Note 5).

Date	Number of shares converted	Fair Value of Debt Converted
8/28/2013	22,026,431	$167,493
9/3/2013	20,000,000	$163,909
9/4/2013	22,026,431	$144,117

On September 16, 2013, one of the non-related party promissory note holders accepted a total of 8,472,750 shares of the Company’s restricted common stock as a repayment to discharge $25,000 of his outstanding loan and accrued interest of $11,120 with the Company (See note 5).

During September, 2013, Mr. Harold H. Rumph (ReceptoPharm’s CEO) accepted 14,800,000 shares of the Company’s restricted common stock as a repayment to discharge $37,000 of his accrued salary to the Company(See Note 3).

During June and September, 2013, Mr. Deitsch (Our CEO) accepted a total of 50,000,000 shares of the Company’s restricted common stock as a repayment to discharge $162,500 of his outstanding loan to the Company (See note 4).

During August and September, 2013, the Company issued 3,000,000 shares of the company’s restricted stock to settle the outstanding accounts payable in aggregate of $38,528 with two vendors. The shares were valued at $0.018 per share (See Note 3).

During September, 2013, the Company issued 25,000,000 shares of the company’s restricted stock and 25,000,000 warrants to purchase stock at an exercise price of $0.030 to settle the outstanding accounts payable of $112,621. The shares were valued at $0.015 per share (See Note 3).

7. STOCK OPTIONS AND WARRANTS

Common Stock Warrants

From time to time, we issue warrants to purchase our common stock. These warrants have been issued for cash in conjunction with the private placement of shares of our common stock.

On September 16, 2013, the Company issued 25,000,000 warrants to purchase stock at an exercise price of $0.030 in connection with settlement of an outstanding account payable. The warrants expire on December 31, 2014 (See Note 3 and Note 6).

On September 3, 2013 and September 12, 2013, the Company issued 20,000,000 and 15,000,000 warrants, respectively, to purchase common stock at an exercise price of $0.025 per share in connection with issuances of convertible notes payable to Coventry. The warrants expire on September 3, 2018 and September, 12, 2018, respectively (See note 5).

During March, 2013, the Company issued a total of 2,600,000 warrants to purchase common stock at an exercise price of $0.01 per share in connection with issuance of a convertible note payable to Coventry. The warrants expire on March 22, 2018 (See note 5).

During June, 2013, 25,000,000 warrants to purchase stock at an exercise price of $0.10 per share were issued to CEO, Mr. Deitsch. The warrants expire on December 31, 2014

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the nine months ended September 30, 2013:

	Number of shares	Weighted average exercise price
Balance December 31, 2012	57,256,667	$0.10
Exercised	-	-
Issued	87,600,000	$0.01 – 0.10
Forfeited	-	-
Balance September 30, 2013	144,856,667	$0.093

The following table summarizes information about fixed-price warrants outstanding as of September 30, 2013:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.01-0.10	72,949,707	2.21 years	$0.093

As of September 30, 2013, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.00163 closing stock price of our common stock on September 30, 2013, the last trading day of third quarter of 2013. There were no in-the-money warrants at September 30, 2013.

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

We incurred rent expense of $26,937 and $88,135 during the three and nine months ended September 30, 2013.

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

Mr. Deitsch and Nutra Pharma Corp. then removed the action to the United States District Court, Northern District of Georgia, Civil Action No. 11-CV-01663-ODE. After removal, LPR amended the Complaint to assert that Nutra Pharma Corp. and Mr. Deitsch were the alter egos of the alleged other companies through whom the subject orders were placed and therefore should be considered one and the same. Mr. Deitsch and Nutra Pharma Corp. moved to dismiss the Complaint on several grounds including statute of frauds, failure to state a claim, and jurisdiction (only for Mr. Deitsch). Mr. Deitsch and Nutra Pharma Corp. believe the suit is without merit.

After June 30, 2011, at LPR's request, the parties mediated the dispute before LPR responded to the Motion To Dismiss. At the mediation, the parties worked out an agreement whereby Nutra Pharma Corp. would purchase from LPR the components LPR purchased from third parties at an amount slightly less than the principal amount of the suit and on terms acceptable to us. The agreed price was $350,000.00 payable over 7 months in equal $50,000.00 amounts. This agreement was reached by us because it provided tangible value in exchange for the purchase price rather than incurring the expense of litigation, which would likely be substantial and not recouped. While Nutra Pharma Corp. had counterclaims we could assert, we believe this was a practical resolution. The settlement allowed us to take possession of the components prior to full payment and, in exchange, provided security to LPR in the form of our stock valued at $400,000 at the time of issuance. The stock can only be sold in event of a default of the payment schedule. The litigation was dismissed in August of 2011. We made the August, September and November payments (totaling $150,000) in a timely fashion. We were late for the payment due October 15, 2011 and requested an accommodation from LPR, eventually paying an extra $5,000 towards that payment. At December 31, 2011, Nutra Pharma Corp. had made total payments of $205,000 with an additional $150,000 owed. In order to allow us to skip the December payment, LPR agreed to another accommodation whereby we would pay both the December and January payment with an additional $10,000 on or before January 16, 2012. We were unable to make this payment and on January 26, 2012 signed an amended payment schedule adding an additional $15,000 for a total of $175,000 owed. Our CEO, Rik Deitsch, added additional collateral stock in a separate company that he held personally. $25,000 was paid in January, with subsequent payments of $30,000 due monthly on the 15th of March through the 15th of July, 2012. We failed to make the March payment and was subsequently called in default of the Agreement. Under the original agreement, if we are in default of the agreement, LPR has the right to sell shares of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 representing the new total cash amount due to LPR by the Company.

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of September 30, 2013 LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action which, if successful, would avoid the case being converted into an actual bankruptcy action. On September 30, 2013, the parties resolved their dispute, on mutually acceptable terms, pursuant to a confidential settlement agreement. Pursuant to bankruptcy law, the judge overseeing the case is expected to rule on the action in December 2013 or January 2014.

Laurence N. Raymond v. Receptopharm, Inc. et al.

On December 30, 2011 Laurence N. Raymond ("Raymond") brought the case against Receptopharm, Inc. ("Receptopharm") and Nutra Pharma to recover approximately $300,000 that was allegedly either loaned to Receptopharm or owing to Raymond pursuant to an oral employment agreement. Dr. Raymond is one of the petitioning creditors that brought the above-described involuntary bankruptcy action. The settlement agreement reached in that action fully resolves all claims between the parties and specifies that this action will be dismissed with prejudice.

Paul F. Reid v, Harold H. Rumph et al.

On December 28, 2011 Paul F. Reid ("Reid") brought the case against Harold H. Rumph ("Rumph"), Receptopharm, and Nutra Pharma to recover approximately $330,000 that was allegedly either loaned to Receptopharm or owing to Reid pursuant to an oral employment agreement. Dr. Reid is one of the petitioning creditors that brought the above-described involuntary bankruptcy action. The settlement agreement reached in that action fully resolves all claims between the parties and specifies that this action will be dismissed with prejudice.

9. SUBSEQUENT EVENTS

Private Placements of Common Stock

During October, 2013, the Company sold a total of 10,500,000 shares of restricted common stock to three investors at a price per share range from $0.002 to $0.015, and received proceeds of $37,500.

Common Stock Issued for Debt Modification

On October 30, 2013, the Company amended the maturity dates of notes $75,000 from a non-related party to May 3, 2014. The Company issued a total of 500,000 restricted shares to the note holder per the amendment. The shares were valued at $0.02 per share.

Common Stock Issued for Services

During October 2013, the Company renewed an agreement with a consultant for investor relation services for three months. The Company is to pay $3,500 cash each week and 15,000,000 shares of company’s restricted common stocks in November 2013. A $30,000 convertible note convertible at $0.005 per share will also be issued and due on April 4, 2014.

Convertible Promissory Note

On October 7, 2013, the Company signed a secured convertible Promissory Note in the amount of $35,000 in favor of Southridge Partners II, LLC. The note carries interest at 10% annum. The Note holder is entitled to convert all or a portion of the principal into shares of common stock at a conversion price a price lesser of $.015, or (ii) a 50% discount from the lowest closing bid price in the 30 trading days prior to the conversion date. The Note holder is entitled to convert the accrued interest into shares of common stock at a conversion price a price of $.001.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the third quarter of 2013 has focused upon marketing our fully developed three homeopathic drugs for the treatment of pain:

•	Cobroxin®, an over the counter pain reliever designed to treat moderate to severe (Stage 2) chronic pain; and

•	Nyloxin® (Stage 2 Pain) and Nyloxin® Extra Strength (Stage 3 Pain).

We will continue this focus during the remainder of 2013.

During our third quarter of 2013 and thereafter, the following has occurred:

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

On August 15, we announced that our Chief Executive Officer, Rik J Deitsch, was interviewed by Chris Castaldo of Wall Street Buy Sell Hold. The interview was the CEO's first in almost two years and outlined the short, mid-term and long-term goals of the company. Mr. Castaldo also interviewed Jonathan Flicker, the CEO of our Nyloxin® Distributor, New Vitality.

On August 19, we provided an update on our efforts to register Nyloxin® with US Governmental agencies. In December 2012, we had announced that we were introducing a stronger version of Nyloxin® to be called Nyloxin® Military Strength. we are registering the Nyloxin® Military Strength as well as Nyloxin® and Nyloxin® Extra Strength with US government agencies that will allow for the eventual sales and distribution of these products into the active military, US military base stores and foreign embassies.

On August 22, we announced that we had begun the process of registering our homeopathic treatment for chronic pain, Nyloxin®, in the country of South Africa. We stated a goal to begin marketing in South Africa by mid-2014.

On August 29, we announced that New Vitality, a marketing and distribution company, had placed and received their first order of the Company's all-natural, non-addictive pain reliever, Nyloxin®. The order was pursuant to New Vitality's successful test radio campaign to gauge the market acceptance of the product.

On September 11, we announced that  we had completed the process of moving our inventory of our all-natural, non-addictive pain reliever, Nyloxin®, into our Plantation, Florida facility and that we will be handling fulfillment services in-house. This will save time on shipments as well as improve our margins by more than 10%. We moved over 43 pallets of the Nyloxin® product to our existing facility in Plantation, Florida providing saleable goods at retail as well as wholesale prices to our customers and Distributors.

On September 25, our CEO, Rik J Deitsch, published a letter to Shareholders on our website outlining the current efforts and the future goals of the Company.

On October 08, we provided updates on the sales and marketing activities of TCN, a distributor of Nutra Pharma's over-the-counter (OTC) pain reliever, Nyloxin®. We announced the launch of TCNs global marketing and distribution campaign for Nyloxin®. In September 2012, we had announced the beginning of distribution efforts by the TCN group of direct distributors. Since that time, TCN has worked diligently to introduce Nyloxin® to approximately 40,000 distributors in the United States and almost 400,000 distributors globally. In August 2013, TCN re-launched their company as the "True Cash Network" and have subsequently expanded their internet presence. They have been working to overhaul their product offerings and have allowed their distributors personal websites under their www.MyNyloxin.com portal. Additionally, TCN has scheduled marketing efforts in the US that will include internet, radio and television.

On October 22, we announced that our Chief Executive Officer, Rik J Deitsch, was interviewed by Chris Castaldo of Wall Street Buy Sell Hold. This was the second interview by Mr. Castaldo and provided an update to the interview conducted in August. Mr. Castaldo conducted an updated interview with Jonathan Flicker, the CEO of our Nyloxin® Distributor, New Vitality.

On Oct 30, we announced that we were in the process of launching the newest addition to our line of homeopathic treatments for chronic pain, Equine Nyloxin®, a topical therapy for horses that is packaged as a two piece kit: Nyloxin® Topical Gel comprises Step 1 and a solution of DMSO (dimethylsulfoxide) comprises Step 2.

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

In November 2009, XenaCare began selling Cobroxin® to brick-and-mortar retailers, including distribution to CVS in March 2010 and Walgreens in May 2010. On April 1, 2011, we notified our Cobroxin® Distributor, XenaCare that they were in breach of our agreement. As a result of this, the distribution agreement was terminated effective April 10, 2011. XenaCare had a large stock of the product that they had ordered from us and we have allowed them to continue to market their existing inventory of Cobroxin®. In October, 2011 we discontinued their website at www.Cobroxin.com. All current traffic to that website is now redirected to www.Nyloxin.com. On June 10, 2013, we announced a new licensing agreement for the distribution of Cobroxin® with Cobra Pharmaceuticals, LLC. The new distributors expect to begin a direct response campaign by the first quarter of 2014 with the return to retail in late 2014.

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

Nyloxin®/Nyloxin® Extra Strength

Nyloxin® and Nyloxin® Extra Strength are similar to Cobroxin® in that they both contain the same active ingredient as Cobroxin®, Asian cobra venom.  The primary difference between Nyloxin®, Nyloxin® Extra Strength and Cobroxin® is the dilution level of the venom. The approximate dilution levels for Nyloxin®, Nyloxin® Extra Strength and Cobroxin® are as follows:

Nyloxin®

•	Topical Gel: 30 mcg/mL

•	Oral Spray: 70 mcg/mL

Nyloxin® Extra Strength

•	Topical Gel: 60 mcg/mL

•	Oral Spray: 140 mcg/mL

Cobroxin®

•	Topical Gel: 20 mcg/mL
•	Oral Spray: 35 mcg/mL

In December 2009, we began marketing Nyloxin® and Nyloxin® Extra Strength at www.Nyloxin.com. Both Nyloxin® and Nyloxin® Extra Strength are packaged in a roll-on container, squeeze bottle and as an oral spray. Additionally, Nyloxin® topical gel is available in an 8oz pump bottle.

In September of 2012 we began distributing Nyloxin® through TCN International, a Network Marketing Company. TCN distributes products and software applications to approximately 400,000 independent agents in more than 30 countries, including more than 40,000 agents in the United States.

In April of 2013, we created a portal website for Nyloxin® Distribution to a buyer's club, Freedom 10. The Freedom 10 group is able to buy our products at a discount based on the volume of products sold.

During June of 2013, we announced that New Vitality, a marketing and distribution company, had begun a test radio campaign to gauge the market acceptance of Nyloxin®. The 60-second ads ran for several weeks on radio stations throughout the United States. As a result of positive testing, New Vitality added Nyloxin® to their e-commerce website as they continue to advertise the product. In August of 2013, New Vitality had placed and received their first order of Nyloxin®. The order was pursuant to New Vitality's successful test radio campaign to gauge the market acceptance of the product. New Vitality is currently marketing Nyloxin® through a Direct Response campaign on over 2,000 radio stations around the US. They will continue this campaign over the coming months and will add television advertising in the fourth quarter of 2013.

We are currently marketing Nyloxin® and Nyloxin® Extra Strength as treatments for moderate to severe chronic pain. Nyloxin® is available as an oral spray for treating back pain, neck pain, headaches, joint pain, migraines, and neuralgia and as a topical gel for treating joint pain, neck pain, arthritis pain, and pain associated with repetitive stress. Nyloxin® Extra Strength is available as an oral spray and gel application for treating the same physical indications, but is aimed at treating the most severe (Stage 3) pain that inhibits one’s ability to function fully.

We are pursuing international drug registrations in India, Canada, Mexico, South Africa, Central and South America and Europe. Since European rules for homeopathic drugs are different than the rules in the US, we cannot estimate when this process will be completed. Additionally, we plan to complete two human clinical studies aimed at comparing the ability of Nyloxin® Extra Strength to replace prescription pain relievers. We originally believed that these studies would begin during the second quarter of 2010; however, these studies have been delayed because of lack of funding. We cannot provide any timeline for these studies until adequate financing is available.

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

Equine Nyloxin®

In October of 2013, we announced that we were in the process of launching the newest addition to our line of homeopathic treatments for chronic pain, Equine Nyloxin®, a topical therapy for horses that is packaged as a two piece kit: Nyloxin® Topical Gel comprises Step 1 and a solution of DMSO (dimethylsulfoxide) comprises Step 2. We have been working with trainers and veterinarians in the equine industry and have already identified distributors for the product. The Equine Nyloxin® represents the Company's first topical solution for the animal market. We expect to have it available in the first quarter of 2014.

Critical Accounting Policies and Estimates

Our condensed consolidated unaudited financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applied on a consistent basis.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Results of Operations –

Comparison of Three Months Periods Ended September 30, 2013 and September 30, 2012

Net sales for the three month period ended September 30, 2013 were $39,268 compared to $13,221 for the three month period ended September 30, 2012.  The increase in net sales is primarily attributable to a significant increase in Nyloxin® sales.

Cost of sales for the three-month period ended September 30, 2013 was $6,167 compared to $4,260 for the three-month period ended September 30, 2012.  Our cost of sales includes the direct costs associated with Nyloxin®  manufacturing. Our gross profit margin for the three-month period ended September 30, 2013 was $33,101 or 84.3% was compared to $8,961 or 67.8% for the three-month period ended September 30, 2012. The increase in our profit margin is due primarily to a decrease in the costs of components associated with shipping.

Selling, general and administrative expenses (“SG&A”) increased $363,475 or 169.9% from $213,987 for the quarter ended September 30, 2012 to $577,462 for the three months ended September 30, 2013, generally due to a increase in consulting, legal and professional fees.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services. Also included in SG&A expenses is stock based compensation expense, which increased $190,145 or 905% from $21,000 for the three months ending September 30, 2012 to $211,145 for the three months ending September 30, 2013.

Interest expense increased $4,209 or 10.6%, from $39,772 for the three months ended September 30, 2012 to $43,981 for the comparable 2013 period.  This increase was due to an overall increase in short term indebtedness in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended September 30, 2013 and 2012, the liability related to these hybrid instruments fluctuated, resulting in a loss of $1,446,489 and $57,986 change in fair value of derivatives, respectively.

Loss on settlement of debt and accounts payable increased $611,968 or 100%, from $nil for the three months ended September 30, 2012 to $611,968 for the comparable 2013 period.  This increase was due to settlement of debts and accounts payable through issuance of stocks for the three months ended September 30, 2013.

As a result of the foregoing, our net loss increased by $2,344,015 or 774.2%, from $302,784 for the three months ended September 30, 2012 to $2,646,799 for the comparable 2013 period.

Comparison of Nine Months Ended September 30, 2013 and September 30, 2012

Net sales for the nine months ended September 30, 2013 were $99,129 compared to $44,456 for the nine months ended September 30, 2012.  The increase in sales is primarily attributable to an overall increase in sales of Nyloxin®.

Cost of sales for the nine months ended September 30, 2013 was $29,773 compared to $10,626 for the nine months ended September 30, 2012.  Our cost of sales includes the direct costs associated with Nyloxin® manufacturing. Our gross profit margin for the nine months ended September 30, 2013 was $69,356 or 70% compared to $33,830 or 76.1% for the nine months ended September 30, 2012. The decrease in our profit margin is due primarily to a increase in the direct costs of components associated with shipping.

Selling, general and administrative expenses (“SG&A”) increased  $256,210 or 24.5% from $1,047,794 for the nine months ended September 30, 2012 to $1,304,004  for the nine months ended September 30, 2013, generally due to an increase in advertising, consulting, legal and professional fees.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services. Also included in SG&A expenses is stock based compensation expense, which increased $61,592 or 14.2% from $434,021 for the nine months  ended September 30, 2012 to $495,613 for the nine months ended September 30, 2013.

Interest expense increased $9,177 or 8.0%, from $114,963 for the nine months ended September 30, 2012 to $124,140 for the comparable 2013 period.  This increase was due to an overall increase in short term indebtedness for the nine months ended September 30, 2013 compared to the comparable period in 2012.

We carry certain of our debentures and common stock warrants at fair value. For the nine months ended September 30, 2013 and 2012, the liability related to these hybrid instruments fluctuated, resulting in a loss of $1,696,557 and $83,447, respectively.

Loss on settlement of debt and accounts payable increased $460,812 or 216.3%, from $213,090 for the nine months ended September 30, 2012 to $673,902 for the comparable 2013 period.  This increase was due to an overall increase in settlement of debts and accounts payable through issuance of stocks for the nine months ended September 30, 2013 compared to the comparable period in 2012.

Our net loss increased by $2,303,783 or 161.6%, from $1,425,464 for the nine months ended September 30, 2012 to $3,729,247 for the comparable 2013 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended September 30, 2013, we have an accumulated deficit of $41,373,103 and working capital and stockholders’ deficits of $4,616,323 and $4,568,952, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of September 30, 2013, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations.  These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand.   During the nine month period ended September 30, 2013, we borrowed an additional $125,979 from Mr. Deitsch and repaid him $18,300. In addition, Mr. Deitsch accepted a total of 50,000,000 shares of the Company’s restricted common stock as a repayment to discharge $162,500 of his outstanding loan to the Company in nine months ended September 30, 2013. As of September 30, 2013, we owe Mr. Deitsch $570,124. Included in this amount is $343,630 of accrued interest.

Subsequent to September 30, 2013 and through November 19, 2013, the Company received additional advances from its President, Rik Deitsch in the amount of $17,534 and repaid $8,000.  The amount owed to Mr. Deitsch at November 19, 2013 was $582,550, which includes $346,524 of accrued interest.

As of November 19, 2013, we raised $255,000 and $75,000 through the issuance of convertible notes and promissory note, respectively. We also raised $82,500 through sales of common stocks.

We expect to utilize the proceeds from these funds and additional capital to manufacture Cobroxin®, Nyloxin® and Pet Pain-Away and reduce our debt level.  We estimate that we will require approximately $100,000 to fund our existing operations and ReceptoPharm’s operations through December 31st.  These costs include: (i) compensation for three (3) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

We began generating revenues from the sale of Cobroxin® in the fourth quarter of 2009 and from the sale of Nyloxin® during the first quarter of 2011.  Our ability to meet our future operating expenses is highly dependent on the amount of such future revenues.  To the extent that future revenues from the sales of Cobroxin® and Nyloxin® are insufficient to cover our operating expenses we may need to raise additional equity capital, which could result in substantial dilution to existing shareholders.  There can be no assurance that we will be able to raise sufficient equity capital to fund our working capital requirements on terms acceptable to us, or at all.  We may also seek additional loans from our officers and directors; however, there can be no assurance that we will be successful in securing such additional loans.

Uncertainties and Trends

Our operations and possible revenues are dependent now and in the future upon the following factors:

☐	whether Cobroxin®, Nyloxin®, and Nyloxin® Extra Strength will be accepted by retail establishments where they are sold;

☐	because Cobroxin® is a novel approach to the over-the-counter pain market, whether it will be accepted by consumers over conventional over-the-counter pain products;

☐	whether our international drug applications will be approved and in how many countries;

☐	whether we will be successful in marketing Cobroxin®, Nyloxin® and Nyloxin® Extra Strength in our target markets and create nationwide and international visibility for our products;

☐	whether our drug delivery system, i.e. oral spray and gel, will be accepted by consumers who may prefer a pain pill delivery system;

☐	whether competitors’ pain products will be found to be more attractive to consumers;

☐	whether we successfully develop and commercialize products from our research and development activities;

☐	whether we compete effectively in the intensely competitive biotechnology area;

☐	whether we successfully execute our planned partnering and out-licensing products or technologies;

☐	whether the current economic downturn and related credit and financial market crisis will adversely affect our ability to obtain financing, conduct our operations and realize opportunities to successfully bring our technologies to market;

☐	whether we are subject to litigation and related costs in connection with use of products;

☐	whether we will successfully contract with domestic distributor(s)/advertiser(s) for our products and whether that will cause interruptions in our operations;

☐	whether we comply with FDA and other extensive legal/regulatory requirements affecting the healthcare industry.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

☐	An obligation under a guarantee contract.

☐	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets.

☐	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.

☐	Any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements or commitments other than those disclosed in this report that have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2013, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2013, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of September 30, 2013. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of September 30, 2013 LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action which, if successful, would avoid the case being converted into an actual bankruptcy action. On September 30, 2013, the parties resolved their dispute, on mutually acceptable terms, pursuant to a confidential settlement agreement. Pursuant to bankruptcy law, the judge overseeing the case is expected to rule on the action in December 2013 or January 2014.

Laurence N. Raymond v. Receptopharm, Inc. et al.

On December 30, 2011 Laurence N. Raymond ("Raymond") brought the case against Receptopharm, Inc. ("Receptopharm") and Nutra Pharma to recover approximately $300,000 that was allegedly either loaned to Receptopharm or owing to Raymond pursuant to an oral employment agreement. Dr. Raymond is one of the petitioning creditors that brought the above-described involuntary bankruptcy action. The settlement agreement reached in that action fully resolves all claims between the parties and specifies that this action will be dismissed with prejudice.

Paul F. Reid v, Harold H. Rumph et al.

On December 28, 2011 Paul F. Reid ("Reid") brought the case against Harold H. Rumph ("Rumph"), Receptopharm, and Nutra Pharma to recover approximately $330,000 that was allegedly either loaned to Receptopharm or owing to Reid pursuant to an oral employment agreement. Dr. Reid is one of the petitioning creditors that brought the above-described involuntary bankruptcy action. The settlement agreement reached in that action fully resolves all claims between the parties and specifies that this action will be dismissed with prejudice.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Private Placements of Common Stock

During third quarter of 2013, the Company sold an aggregate of 21,000,000 shares of restricted common stock to two investors at a price per share range from $0.001 to $0.0042 and received proceeds of $45,000.

During October, 2013, the Company sold a total of 10,500,000 shares of restricted common stock to three investors at a price per share range from $0.002 to $0.015, and received proceeds of $37,500.

Shares Issued to Employees and Directors

On September 3, 2013, the Board of Directors approved a resolution for the issuance of 1,000,000 shares of the Company’s restricted common stock to an Employee of the Company. The issuance was valued at $0.0229 per share, which was the fair market value of the Company’s common stock on the date of issuance.

Common Stock Issued for Services

During October 2013, the Company renewed an agreement with a consultant for investor relation services for three months. The Company is to pay $3,500 cash each week and 15,000,000 shares of company’s restricted common stocks in November 2013. A $30,000 convertible note convertible at $0.005 per share will also be issued and due on April 4, 2014.

During September, 2013, the Company issued a total of 1,500,000 shares of the Company’s restricted common stock to two consultants for consulting services rendered. The shares were valued at $0.0229 per share. The Company recorded an equity compensation charge of $34,350 during the three months ended September 30, 2013.

During August, 2013, the Company issued a total of 6,000,000 shares of the Company’s restricted common stock to two consultants for investor relation services for six months. The shares were valued at $0.0173 per share. The Company recorded an equity compensation charge of $18,718 during the three months ended September 30, 2013. The remaining unrecognized compensation cost of $85,082 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of five months.

During August, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for one year. The shares were valued at $0.012 per share. The Company recorded an equity compensation charge of $2,301 during the three months ended September 30, 2013. The remaining unrecognized compensation cost of $21,699 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of eleven months.

During August, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for six months. The shares were valued at $0.0056 per share. The Company recorded an equity compensation charge of $2,815 during the three months ended September 30, 2013. The remaining unrecognized compensation cost of $8,385 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of four and half months.

During July, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for six months. The shares were valued at $0.0042 per share. The Company recorded an equity compensation charge of $4,177 during the three months ended September 30, 2013. The remaining unrecognized compensation cost of $4,223 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of three months.

During July, 2013, the Company issued 100,000 shares of the Company’s restricted common stock to a consultant for consulting services rendered. The shares were valued at $0.0042 per share. The Company recorded an equity compensation charge of $420 during the three months ended September 30, 2013.

During July 2013, the Company signed an agreement with a consultant for investor relation services for three months. A $30,000 convertible note convertible at $0.005 per share was also issued . The Company also paid a total of $10,000 cash and issued a total of 15,000,000 shares of company’s restricted common stocks. The shares were valued at $0.0057 per share. The Company recorded an equity compensation charge of $85,500 during the three months ended September 30, 2013.

Common Stock Issued for Debt Modification

On October 30, 2013, the Company amended the maturity dates of a note for $75,000 from a non-related party to May 3, 2014. The Company issued a total of 500,000 restricted shares to the note holder per the amendment. The shares were valued at $0.02 per share.

Common Stock Issued with Promissory Note

In July 2013, in connection with the issuance of this promissory note to Michael McDonald Trust in the amount of $75,000 which is due in six months from the funding of the note, the Company issued 1,000,000 shares of the Company's common stocks. The Company has recorded a debt discount in the amount of $3,977 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $3,977 was amortized over the term of the debt.  Amortization for the three and nine months ended September 30, 2013 was $1,988.

Common Stock Issued for Settlement of Accounts Payable & Debt

During September, 2013, Coventry made the conversion for a total of 8,810,572 shares of the company’s restricted stock satisfying the notes in full with a fair value of $188,747.

During June and August, 2013, one of the convertible Notes holders made the following conversions of a total of 34,254,004 shares of the company’s restricted stock satisfying the notes in the amount of $125,000 with a fair value of $317,391 on the date of conversion.

Date	Number of shares converted	Fair Value of Debt Converted
6/25/2013	22,058,882	$188,352
8/30/2013	12,195,122	$129,039

During August and September of 2013, $150,000 of the convertible notes were assigned to third parties in the form bearing interest of 8% annum at with a conversion price for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during the 15 to 20 trading days immediately preceding the Conversion Date. Immediately following the assignments, the conversions for a total of 64,052,862 shares of the company’s restricted stock were made as follows in satisfying the notes of $150,000 at the fair value of $475,519.

Date	Number of shares converted	Fair Value of Debt Converted
8/28/2013	22,026,431	$167,493
9/3/2013	20,000,000	$163,909
9/4/2013	22,026,431	$144,116

On September 16, 2013, one of the non-related party promissory note holders accepted a total of 8,472,750 shares of the Company’s restricted common stock as a repayment to discharge $25,000 of his outstanding loan and accrued interest of $11,120 with the Company.

During September, 2013, Mr. Harold H. Rumph (ReceptoPharm’s CEO) accepted 14,800,000 shares of the Company’s restricted common stock as a repayment to discharge $37,000 of his accrued salary to the Company.

During June and September, 2013, Mr. Deitsch (Our CEO) accepted a total of 50,000,000 shares of the Company’s restricted common stock as a repayment to discharge $162,500 of his outstanding loan to the Company (See note 4).

During August and September, 2013, the Company issued 3,000,000 shares of the company’s restricted stock to settle the outstanding accounts payable in aggregate of $38,528 with two vendors. The shares were valued at $0.018 per share.

During September, 2013, the Company issued 25,000,000 shares of the company’s restricted stock and 25,000,000 warrants to purchase stock at an exercise price of $0.030 to settle the outstanding accounts payable of $112,621. The shares were valued at $0.015 per share.

With respect to the securities issuances described above, no solicitations were made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of these securities as described above were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

During the third quarter of 2010 we borrowed $200,000 from one of our directors. We repaid $20,000 during the third quarter of 2012 and 2013. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. At September 30, 2013, we owed this director accrued interest of $112,281.

In May 2011, the Company received a loan for $25,000 from a non-related party. This loan was expected to be repaid no later than December 31, 2011, along with interest calculated at 10% for the first month plus 12% after 30 days from funding. This loan is guaranteed by an officer of the Company. The Company was unable to repay the loan and they continue to accrue interest. At September 30, 2013, the accrued interest payable was $11,287.

On June 11, 2012, LPR sold their remaining debt, which included legal fees, of $281,772 to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of September 30, 2013 LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

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

NUTRA PHARMA CORP.
Registrant

Dated: November 19, 2013	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer

