Form 10-K
period 2013-12-31
NUTRA PHARMA CORP
filed 2014-03-31
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second quarter: $9,833,758

As of March 31, 2014, there were 1,056,274,057 shares of common stock.

Nutra Pharma Corp and its wholly owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics, Inc. (“Designer Diagnostics”) are referred to herein as “we”, “our” or “us” (ReceptoPharm and Designer Diagnostics are also individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2013 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements.” All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Our wholly owned subsidiary and drug discovery arm, ReceptoPharm, has carried out our homeopathic and drug discovery research and clinical development and has fully developed three homeopathic drugs for the treatment of pain:

•	Cobroxin®, an over-the-counter pain reliever designed to treat moderate to severe (Stage 2) chronic pain; and

•	Nyloxin® and Nyloxin® Extra Strength: stronger versions of Cobroxin®

Our business plan will continue its efforts to produce, market and distribute our Cobroxin® and Nyloxin® branded products both domestically and internationally.

From October 2009 until December 31, 2013, our operations have centered on the marketing of Cobroxin® and Nyloxin® and Nyloxin® Extra Strength, from which we have earned accumulated net revenues of $2,381,370, which includes a reduction of $503,958 for Nyloxin® sold during 2011 and returned in 2012. During fiscal year 2013, we earned revenues of $119,898 from sales of Nyloxin® and $2,300 from sales of Cobroxin®.

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

Industry Overview of the Pain Market

Pain is the most common symptom for patients seeking medical attention. Acute and chronic pain affects large numbers of Americans, with approximately 100 million U.S. adults burdened by chronic pain alone. The annual national economic cost associated with chronic pain is estimated to be $560-635 billion. (Institute of Medicine, Relieving Pain in America, 2011).

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

In November 2009, XenaCare began selling Cobroxin® to brick-and-mortar retailers, including distribution to CVS in March 2010 and Walgreens in May 2010. On April 1, 2011, we notified our Cobroxin Distributor, XenaCare that they were in breach of our agreement. As a result of this, the distribution agreement was terminated effective April 10, 2011. XenaCare had a large stock of the product that they had ordered from us and we had allowed them to continue to market their existing inventory of Cobroxin. In October 2011 we discontinued their website at www.Cobroxin.com. All current traffic to that website is now redirected to www.Nyloxin.com. On June 10, 2013, we announced a new licensing agreement for the distribution of Cobroxin® with Cobra Pharmaceuticals, LLC. The new distributors expect to begin a direct response campaign by the end of 2014 with an eventual return to retail stores.

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

Nyloxin®/Nyloxin® Extra Strength

Nyloxin® and Nyloxin® Extra Strength are similar to Cobroxin® because they both contain the same active ingredient as Cobroxin®, Asian cobra venom. The primary difference between Nyloxin®, Nyloxin® Extra Strength and Cobroxin® is the dilution level of the venom. The approximate dilution levels for Nyloxin®, Nyloxin® Extra Strength and Cobroxin® are:

Nyloxin®

•	Topical Gel: 30 mcg/mL

•	Oral Spray: 70 mcg/mL

Nyloxin® Extra Strength

•	Topical Gel: 60 mcg/mL

•	Oral Spray: 140 mcg/mL

Cobroxin®

•	Topical Gel: 20 mcg/mL

•	Oral Spray: 35 mcg/mL

In December 2009, we began marketing Nyloxin® and Nyloxin® Extra Strength at www.nyloxin.com. Both Nyloxin® and Nyloxin® Extra Strength are packaged in a roll-on container, squeeze bottle and as an oral spray. Additionally, Nyloxin® topical gel is available in an 8 ounce pump bottle.

In September of 2012 we began distributing Nyloxin® through TCN International, a Network Marketing Company. TCN distributes products and software applications to approximately 400,000 independent agents in more than 30 countries, including more than 40,000 agents in the United States.

During June of 2013, we announced that New Vitality, a marketing and distribution company, had begun a test radio campaign to gauge the market acceptance of Nyloxin®. The 60-second ads ran for several weeks on radio stations throughout the United States. As a result of positive testing, New Vitality added Nyloxin® to their e-commerce website as they continue to advertise the product. In August of 2013, New Vitality had placed and received their first order of Nyloxin®. The order was pursuant to New Vitality's successful test radio campaign to gauge the market acceptance of the product. New Vitality will continue this campaign over the coming months and is expected to add television advertising in the second quarter of 2014.

In December of 2013, we announced an agreement with MyNyloxin.com for the exclusive rights to market and distribute Nyloxin® in the Network Marketing channel. MyNyloxin.com provides a business opportunity to their Distributors to earn commissions on the sale of our products through their Distributor groups. In January of 2014, we announced the first product shipments to the MyNyloxin Independent Entrepreneurs (MIEs). MyNyloxin conducts webinars, conference calls and live meetings to support recruitment of new MIEs as well as to provide product and business education.

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

In December 2012, we announced the availability of Nyloxin® Military Strength for sale to the United States Military and Veteran's Administration. Over the past few years, the U.S. Department of Defense has been reporting an increase in the use and abuse of prescription medications, particularly opiates. In 2009, close to 3.8 million prescriptions for pain relievers were written in the military. This staggering number was more than a 400% increase from the number of prescriptions written in the military in 2001. But prescription drugs are not the only issue. The most common and seemingly harmless way to treat pain is with non steroidal, anti-inflammatory drugs (NSAIDS). But there are risks. Overuse can cause nausea, vomiting, diarrhea, heartburn, ulcers and internal bleeding. In severe cases chest pain, heart failure, kidney dysfunction and life-threatening allergic reactions can occur. It is reported that approximately 7,600 people in America die from NSAID use and some 78,000 are hospitalized. Ibuprofen, also an NSAID has been of particular concern in the military. The terms “Ranger Candy” and “Military Candy” refer to the service men and women who are said to use 800mg doses of Ibuprofen to control their pain. But when taking anti-inflammatory Ibuprofen in high doses for chronic pain, there is potential for critical health risks; abuse can lead to serious stomach problems, internal bleeding and even kidney failure. There are significantly greater health risks when abuse of this drug is combined with alcohol intake. Our goal is that with Nyloxin, we can greatly reduce the instances of opiate abuse and overuse of NSAIDS in high risk groups like the US military. The Nyloxin® Military Strength represents the strongest version of Nyloxin® available and is approximately twice as strong as Nyloxin® Extra Strength. We are working with outside consultants to register Nyloxin® Military Strength and the other Nyloxin® products for sale to the US government and the various arms of the military as well as the Veteran's Administration. We expect to complete this registration process by the end of the second quarter of 2014.

We are pursuing international drug registrations in Canada, Mexico, India, Central and South America and Europe. Since European rules for homeopathic drugs are different than the rules in the US, we cannot estimate when this process will be completed. Additionally, we plan to complete two human clinical studies aimed at comparing the ability of Nyloxin Extra Strength to replace prescription pain relievers. We originally believed that these studies would begin during the second quarter of 2010; however, these studies have been delayed because of lack of funding. We cannot provide any timeline for these studies until adequate financing is available.

To date, our marketing efforts have been limited due to lack of funding. As sales increase, we plan to begin marketing more aggressively to increase the sales and awareness of our products.

Pet Pain-Away

During June of 2013, we announced the launch of our new homeopathic formula for the treatment of chronic pain in companion animals, Pet Pain-Away. Pet Pain-Away is a homeopathic, non-narcotic, non-addictive, over-the-counter pain reliever, primarily aimed at treating moderate to severe chronic pain in companion animals. It is specifically indicated to treat pain from hip dysplasia, arthritis pain, joint pain, and general chronic pain in dogs, cats and horses. We are seeking distributors for the product now as we begin manufacturing for eventual sales in the second quarter of 2014.

Equine Nyloxin®

In October of 2013, we announced that we were in the process of launching the newest addition to our line of homeopathic treatments for chronic pain, Equine Nyloxin®, a topical therapy for horses that is packaged as a two piece kit: Nyloxin® Topical Gel comprises Step 1 and a solution of DMSO (dimethylsulfoxide) comprises Step 2. We have been working with trainers and veterinarians in the equine industry and have already identified distributors for the product. The Equine Nyloxin® represents the Company's first topical solution for the animal market. We expect to have it available in the second quarter of 2014.

Regulation

The active pharmaceutical ingredient (API) in Cobroxin®, Nyloxin® and Nyloxin® Extra Strength, Asian cobra venom, has an approved United States monograph under the Homeopathic Pharmacopoeia of the United States (HPUS), which allowed us to register them with the FDA as homeopathic drugs. A United States monograph is a prescribed formulation for the production of any drug or product that is recognized by law for a specific application and that may be introduced into commerce. The FDA requires this registration process to maintain full compliance of companies marketing and selling medicines classified as homeopathic. In August 2009, we successfully completed submission of final packaging and labeling to the FDA to begin selling our over-the-counter pain reliever, Cobroxin®. In December 2009, we completed our submission of final packaging and labeling to the FDA of Nyloxin® and Nyloxin® Extra Strength.

Manufacturing

ReceptoPharm oversees Cobroxin® and Nyloxin®’s manufacturing activities, both at its Good Manufacturing Practice ("GMP") certified facility and at a third-party manufacturing and bottling facility. ReceptoPharm is also responsible for acquiring appropriate amounts of Asian cobra venom required to manufacture Cobroxin® and Nyloxin®.

Subject to availability of funds, ReceptoPharm also plans to begin additional clinical studies for our pain relievers. These studies will be designed to compare the efficacy of Nyloxin™ Extra Strength to other prescription strength pain relievers. A ReceptoPharm study published in Toxicon, which is the journal of the International Society of Toxinology, showed that ReceptoPharm’s leading drug product for the treatment of pain (RPI-78) had pain-reducing effects that lasted four times as long as morphine without the negative side effects associated with opioid-based pain relievers. Another study published in the journal Neuropharmacology showed a new mechanism on the use of Alpha-Cobratoxin as a treatment for pain. Alpha-Cobratoxin is the main component of the cobra venom used in Nyloxin® and Cobroxin®.

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

Manufacturing Cobroxin® and Nyloxin® entails a two-step process, the first of which consists of ReceptoPharm manufacturing the bulk raw materials and completing the dilution levels of Cobroxin®’s and Nyloxin®’s active pharmaceutical ingredient ("API") as provided for in the Homeopathic Pharmacopeia of the United States, which is a compilation of continuously updated statements of Homeopathic Pharmacopoeia standards and monographs as recognized by that organization. Once this process is completed, the second step entails transport of raw materials to a third-party manufacturer that completes the final mixing, bottling and shipping processes.

We began limited manufacturing of Nyloxin® in November 2010. We scaled up manufacturing in the first quarter of 2011. Our production level is contingent upon product demand level and we can scale up as sales demand increases.

Marketing and Distribution

In August 2009, we completed an agreement with XenaCare granting them the exclusive license to market and distribute Cobroxin® within the United States. To maintain this market exclusivity, XenaCare was required to meet certain minimum performance requirements. On April 1, 2011, we notified our Cobroxin® Distributor, XenaCare Holdings that they were in breach of our agreement. As a result of this, the distribution agreement was terminated effective April 10, 2011. XenaCare had a large stock of the product that they had ordered from us and we have allowed them to continue to market their existing inventory of Cobroxin®. In October 2011 we discontinued their website at www.Cobroxin.com. All current traffic to that website is now redirected to www.Nyloxin.com. We plan to begin marketing and distributing Cobroxin® again. To that end, On June 10, 2013, we announced a new licensing agreement for the distribution of Cobroxin® with Cobra Pharmaceuticals, LLC. The new distributors expect to begin a direct response campaign by the end of 2014 with an eventual return to retail stores.

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

During June of 2013, we announced that New Vitality, a marketing and distribution company, had begun a test radio campaign to gauge the market acceptance of Nyloxin®. The 60-second ads ran for several weeks on radio stations throughout the United States. As a result of positive testing, New Vitality added Nyloxin® to their e-commerce website as they continue to advertise the product. In August of 2013, New Vitality had placed and received their first order of Nyloxin®. The order was pursuant to New Vitality's successful test radio campaign to gauge the market acceptance of the product. New Vitality will continue this campaign over the coming months and is expected to add television advertising in the second quarter of 2014.

In December of 2013, we announced an agreement with MyNyloxin.com for the exclusive rights to market and distribute Nyloxin® in the Network Marketing channel. MyNyloxin.com provides a business opportunity to their Distributors to earn commissions on the sale of our products through their Distributor groups. In January of 2014, we announced the first product shipments to the MyNyloxin Independent Entrepreneurs (MIEs). MyNyloxin conducts webinars, conference calls and live meetings to support recruitment of new MIEs as well as to provide product and business education.

We are continuing our efforts to find strategic partnerships for the promotion, marketing, registration, licensing and sales of our products domestically and internationally.

Dependence on one or a Few Major Customers

With respect to Nyloxin® and Nyloxin® Extra Strength, we have been distributing the products online and to various retailers. We are seeking both domestic and international distributors for these products. It may be that a larger distributor may require exclusivity in the US or any particular foreign market. If so, we would be dependent on that distributor for those Nyloxin® sales. Currently, MyNyloxin.com is the exclusive global Nyloxin® Distributor in the Network Marketing channel.

International Drug Registrations

We are continuing our efforts to complete the registration process internationally. While many countries adopt similar regulation to the United States for registering homeopathic drugs, the international application process is more complex and may be lengthier. We will continue to seek qualified, well-funded distributors for the international distribution of Cobroxin® and Nyloxin®.

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

Chronic Back Pain Phase IV

Pending adequate financing or revenues, we will continue our research and development, with this ultimate goal of improving product claims for Nyloxin® Extra Strength, which is a treatment for stage 3 pain. Our original start and completion dates were April 2010 and November 2010, respectively, which includes a 4-week patient trial period. We have an estimated budget of $250,000. We have not yet incurred any costs associated with the Chronic Back Pain Phase IV project. Due to our poor financial condition, we have currently discontinued all of our clinical activities. We have no way of knowing at this time, if or when we will have adequate funding to reinitiate these trials.

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

Human Immunodeficiency Virus (HIV) Infection

The analytic firm GBI Research reported in November 2012 that the HIV/AIDS therapeutics market reached $13.5 billion in 2011 in seven top markets: the United States, the United Kingdom, Germany, France, Italy, Spain and Japan. GBI Research predicts these markets will continue to grow to reach $21.8 billion by 2018. According to UNAIDS, an estimated 35.3 million people were living with HIV in 2012 with 69% of all HIV sufferers in sub-Saharan Africa. There were 2.3 million new infections in 2012 and 1.6 million people died of AIDS-related illnesses. Since the beginning of the epidemic, more than 75 million people have contracted HIV and nearly 36 million have died of HIV-related causes. Growth in the HIV therapy market will continue to be driven by the rapidly growing HIV and AIDS population. In the absence of therapeutic intervention, the vast majority of individuals infected with HIV will ultimately develop AIDS, on average in about 10 years, which has a mortality rate approaching 100%. Experts say that the drugs currently available may extend life as much as 40 years, but all of these therapies have negative side effects and fail over time as the virus mutates. These facts make new therapies a necessity. The foregoing information was obtained from the World Health Organization website at www.who.int and the UNAIDS website at www.unaids.org.

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

HIV infection therapy currently uses antiviral drug therapies that are associated with the virus’s attachment, fusion with and entry into the host cell. At the present time, there are 35-licensed antiretroviral drugs employed to combat HIV-1 infection and two licensed by the FDA that act as binding/entry inhibitory drugs.

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

Multiple Sclerosis (MS)

Multiple Sclerosis (MS) is thought to be an autoimmune disease that primarily causes central nervous system problems. In MS, the insulating fatty material surrounding the nerve fibers, also known as myelin, which functions to speed signaling from one end of the nerve cell to the other, is attacked by cells of the immune system causing problems in signal transduction. MS is the most common of demyelinating disorders, having a prevalence of approximately 1 per 1,000 persons in most of the United States and Europe. According to the Accelerated Cure Project for Multiple Sclerosis, a national nonprofit organization, 400,000 people in the US are affected by MS and another 2 million globally, with 10,000 new cases diagnosed in the US every year.

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

RPI-78M has shown efficacy in animal models (EAE) for MS and ReceptoPharm is planning new animal studies to gain more insight into the levels of protection that the drugs afford. In one study conducted in August 2007, all members of an untreated animal control group developed signs of disease with different levels of paralysis/muscle weakness. A similar group in the August 2007 study treated with RPI-78M showed no disease in 90% of the animals in both acute and chronic applications of the test. Moreover, there were no toxicities reported though the animals which received doses the equivalent of 280 times a human dose.

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

Market Values

Human Immunodeficiency Virus (HIV)

The analytic firm GBI Research reported in November 2012 that the HIV/AIDS therapeutics market reached $13.5 billion in 2011 in seven top markets: the United States, the United Kingdom, Germany, France, Italy, Spain and Japan. GBI Research predicts these markets will continue to grow to reach $21.8 billion by 2018. According to UNAIDS, an estimated 35.3 million people were living with HIV in 2012 with 69% of all HIV sufferers in sub-Saharan Africa. There were 2.3 million new infections in 2012 and 1.6 million people died of AIDS-related illnesses. Since the beginning of the epidemic, more than 75 million people have contracted HIV and nearly 36 million have died of HIV-related causes. Growth in the HIV therapy market will continue to be driven by the rapidly growing HIV and AIDS population. In the absence of therapeutic intervention, the vast majority of individuals infected with HIV will ultimately develop AIDS, on average in about 10 years, which has a mortality rate approaching 100%. Experts say that the drugs currently available may extend life as much as 40 years, but all of these therapies have negative side effects and fail over time as the virus mutates. These facts make new therapies a necessity. The foregoing information was obtained from the World Health Organization website at www.who.int and the UNAIDS website at www.unaids.org.

According to the Centers for Disease Control and Prevention, in the United States alone, an estimated 1,144,500 people are infected with an estimated 50,000 Americans becoming infected with HIV each year. The majority undergoes treatment for HIV-related conditions at an individual cost of $14,000 (HAART) to $34,000 (AIDS patients). According to DataMonitor; the HIV market was worth $9.3 billion in 2007. GBI Research predicts these markets will continue to grow to reach $21.8 billion by 2018, driven by the increasing prevalence of HIV worldwide and the longer life expectancy of patients receiving treatment.

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

Current Research and Development Projects

Neurological Studies

Pain Studies

In an effort to further support Nyloxin® Extra Strength, ReceptoPharm had planned to complete two human clinical studies aimed at comparing the ability of Nyloxin® Extra Strength to replace prescription pain relievers. ReceptoPharm originally estimated that these studies would begin during the second quarter of 2010; however, these studies have been delayed because of lack of funding. We have no way of knowing at this time, if or when we will have adequate funding to reinitiate these trials.

AMN Phase II

ReceptoPharm has been conducting research and development in this area since February 2006 with an original expected completion date of September 2010, which includes a 12-month patient trial period that has already been completed. We have thus far expended approximately $400,000, because ReceptoPharm has completed its AMN Phase II project, there is no further budget for this project.

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

Research and Development

During 2013 and 2012, we had research and development costs of $697 and $3,046, respectively.

Dependence on one or a Few Major Customers

We have no customers with respect to our research and development projects since we have not received FDA approval for our drug candidates and have not licensed any of our technologies.

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

Sources and Availability of Raw Materials

ReceptoPharm uses the raw material, cobra venom, for the drugs that it studies and in Cobroxin® and Nyloxin® production. We currently have one US supplier of cobra venom that we use according to product demand. In addition, there are other suppliers in China, Thailand and India. ReceptoPharm’s management is responsible for locating cobra venom suppliers on an as-needed basis, which involves obtaining a small test amount from a supplier for scientific validation of that raw material prior to purchase. Apart from cobra venom, we do not currently use raw materials in our business.

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

We have set forth below a summary of venom-based drugs and their potential applications.

Company	Drug	Application

Knoll Pharmaceutical	Ancrod	Anticoagulant from rattlesnakes
Sss
Bristol-Myers Squibb	Capoten	Antihypertensive from Brazilian Pit Viper

Medicure	Aggrastat	Antiplatelet drug from vipers

Millennium Pharmaceutical	Integrilin	Antiplatelet drug from rattlesnakes

Amylin Pharmaceuticals	Byetta	Treatment for type 2 diabetes and obesity from Gila Monster

Elan Pharmaceuticals	Prialt	Intrathecal drug from cone snails for intractable pain

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

U.S. Patent No. 5,569,592, Apparatus for testing MAI (Mycobacterium Avium Intracellulare) for antimicrobial agent sensitivity was granted in October 1996 with 3 claims. The patent describes an apparatus for determining the sensitivity of MAI to different antimicrobial agents and dosages thereof is provided. The apparatus comprises a plurality of test tubes adapted to contain an amount of an antimicrobial agent to be tested and MAI complex organisms to be assayed and a separate paraffin coated slide adapted for placement in each of the test tubes. The growth of the MAI complex organisms on the slide can be used to determine the concentration of the antimicrobial agent necessary to resist MAI complex organism growth on the slide. An associated method is also disclosed. This Patent expired on October 29, 2013.

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

Report to Security Holders

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and obtain a copy of these reports in Washington, D.C. Our filings are also available to the public from commercial document retrieval services and the Internet world wide website maintained by the Securities and Exchange Commission at www.sec.gov.

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

We incurred net losses of $4,342,964 and $3,612,351 for the years ended December 31, 2013 and 2012. We anticipate that these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Cobroxin® and Nyloxin® products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have a limited revenue producing history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual losses of $4,342,964 and $3,612,351 during the fiscal years of operations ending December 31, 2013 and 2012 respectively. As a result, at December 31, 2013 we had an accumulated deficit of $41,986,820. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Cobroxin® and Nyloxin® products.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2013 we had a working capital deficit of $4,259,938. Our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have a negative cash flow from operations of approximately $0.6 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively. We have insufficient financial resources to fund our operations.

As of December 31, 2013 we owe $566,399 to our Chief Executive Officer from funds borrowed from him.

Our Chief Executive Officer may be unwilling or unable to continue funding our operations.

Our Chief Executive Officer has historically funded our operations by providing loans to us. As of December 31, 2013, we owe Mr. Deitsch $566,399. Mr. Deitsch may be unwilling or unable to fund our operations in the future. If we have no other source of funding and we are unable to secure additional loans from Mr. Deitsch, our operations will be negatively affected.

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

Due to poor performance, we cancelled our distribution agreement with our Cobroxin® distributor, XenaCare in April, 2011. We have signed an agreement with Cobra Pharmaceuticals as our new distributor for Cobroxin®, but they have not yet ordered product or provided planned sales. To date, we have only limited sales of Nyloxin® through outside distributors. Most of the current sales are direct from the company or through the www.Nyloxin.com website. If we fail to improve our own marketing and distribution or fail to find a competent outside distributor our operations and financial condition will be negatively affected

If we cannot sell a sufficient volume of our products, we will be unable to continue in business.

To date, sales of Cobroxin® have been limited and inconsistent. Total sales of Cobroxin® have been $1,993,373 since the fourth quarter of 2009, with no significant sales since the second quarter of 2010.

To date, sales of Nyloxin® have been limited and inconsistent. During 2011, we sold $66,568 of Nyloxin®. During 2012, we sold $199,231 of Nyloxin®. During 2013, we sold $119,898 of Nyloxin®. If we cannot achieve sufficient sales levels of our Cobroxin® and Nyloxin® products or we are unable to secure financing our operations will be negatively affected.

We have a limited history of generating revenues on which to evaluate our potential for future success and to determine if we will be able to execute our business plan; accordingly, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our total sales of Cobroxin® from November 2009 until December 31, 2013 are $1,995,673. Our total sales of Nyloxin® from January 1, 2011 to December 31, 2013 are $385,697. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company. These risks include:

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

We may be unable to implement our growth strategy reflected in our business plan rapidly enough for us to achieve profitability. Our growth strategy is dependent on a number of factors, including market acceptance of our Cobroxin® and Nyloxin® products and the acceptance by the public of using these products as pain relievers. We cannot assure you that our products will be purchased in amounts sufficient to attain profitability.

Among other things, our efforts to expand our sales of Cobroxin® and Nyloxin® will be adversely affected if:

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

Our intellectual property, including patents, is our key asset. We currently have 21 patents that we either own or have the rights to from third parties. 16 of these patents have been approved and 5 are pending. Competitors may be able to design around our patents for our Cobroxin® and Nyloxin® products and compete effectively with us. The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial. We cannot assure you that:

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

We are subject to substantial FDA regulations pertaining to Cobroxin® and Nyloxin®, which may increase our costs or otherwise adversely affect our operations.

Our Cobroxin® and Nyloxin® products are subject to FDA regulations, including manufacturing and labeling, approval of ingredients, advertising and other claims made regarding Cobroxin® or Nyloxin®, and product ingredients disclosure. If we fail to comply with current or future regulations, the FDA could force us to stop selling Cobroxin® or Nyloxin® or require us to incur substantial costs from adopting measures to maintain FDA compliance.

The inability to provide scientific proof for product claims may adversely affect our sales.

The marketing of Cobroxin® and Nyloxin® involves claims that they assist in reducing Stage 2 chronic pain, while Nyloxin® Extra Strength and Nyloxin® Military Strength involves claims that they assist in reducing Stage 3 chronic pain. Under FDA and Federal Trade Commission (“FTC”) rules, we are required to have adequate data to support any claims we make concerning Cobroxin®, Nyloxin® and Nyloxin® Extra Strength. We have scientific data for our Cobroxin® and Nyloxin® product claims; however, we cannot be certain that these scientific data will be deemed acceptable to the FDA or FTC. If the FDA or FTC requests supporting information and we are unable to provide support that it finds acceptable, the FDA or FTC could force us to stop making the claims in question or restrict us from selling the products.

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

We secure cobra venom on an as-needed basis according to customer orders for Cobroxin® and Nyloxin® received by our distributor. If we do not have an available supplier to fill customer orders, there will be distribution delays and/or our failure to fulfill purchase orders, either of which will negatively affect our brand name reputation and operating results.

Our Cobroxin® and Nyloxin® products may be unable to compete against our competitors in the pain relief market.

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

If we become subject to product liability claims for Cobroxin® and Nyloxin® that exceed our product liability policy limits, we may be subject to substantial litigation costs or judgments against us, which will negatively impact upon our financial and operating results.

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

As of December 31, 2013, we had 1,004,313,019 outstanding shares that were subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of February 1, 2013, we leased approximately 2,000 square feet at 12502 West Atlantic Blvd, Coral Springs, Florida. Our offices are comprised of a reception area, conference room, 3 offices, 2 restrooms and 2 cubicle workstations. Our offices are adequate for our needs. Our lease term is for a period of 3 years. We currently pay monthly rent of approximately $3,800. We formerly leased approximately 3,235 square feet of office space at 2776 University Drive, Coral Springs, Florida from February 1, 2010 through January 31, 2013.

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

The Company and Mr. Deitsch then removed the action to the United States District Court, Northern District of Georgia, Civil Action No. 11-CV-01663-ODE. After removal, LPR amended the Complaint to assert that Nutra Pharma Corp. and Mr. Deitsch were the alter egos of the alleged other companies through whom the subject orders were placed and therefore should be considered one and the same. The Company and Mr. Deitsch moved to dismiss the Complaint on several grounds including statute of frauds, failure to state a claim, and jurisdiction (only for Mr. Deitsch). The Company and Mr. Deitsch believe the suit is without merit.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of December 31, 2013 LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action which, if successful, would avoid the case being converted into an actual bankruptcy action. On September 30, 2013, the Company entered into a Settlement Agreement with the Petitioners, which is effective upon the court dismissal of the action. In full and final satisfaction of all claims, the Company settled the Agreement with the Petitioners for a total sum of $350,000.  $35,000 has been paid and a second lump sum payment is due within 8 months from February 12, 2014, the date the court dismissed the action.  The Parties executed mutual releases exclusive of releases under the Settlement Agreement.

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

	2012 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.04	$0.0121
Second Quarter	$0.0185	$0.009
Third Quarter	$0.018	$0.006
Fourth Quarter	$0.041	$0.0125

	2013 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.013	$0.0065
Second Quarter	$0.0091	$0.0038
Third Quarter	$0.0254	$0.0038
Fourth Quarter	$0.02	$0.0071

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

Holders

As of March 31, 2014, based upon records obtained from our transfer agent, there were 262 holders of record of our common stock. Our transfer agent records does not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

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

Equity Compensation Plans

Securities authorized per issuance under Equity Compensation Plans as of December 31, 2013 and 2012 are as follows:

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

2003 Plan

On December 3, 2003, our Board of Directors approved the Employee/Consultant Stock Compensation Plan (the "2003 Plan"). The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 2,500,000. As of December 31, 2013 and 2012, we had issued a total of 2,495,000 shares under the 2003 Plan.

2007 Plan

On June 6, 2007, our Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the "2007 Plan"). The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2007 Plan is 25,000,000. As of December 31, 2013 and 2012, we had issued a total of 24,750,000 shares under the 2007 Plan.

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

Recent Sales of Unregistered Securities

With respect to the securities issuances described below, no solicitations were made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of these securities as described below were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Private Placements of Common Stock

In January 2014, the Company sold 12,000,000 shares of restricted common stock to an investor at a price per share of $0.005 and received proceeds of $60,000. The Company issued 12,000,000 warrants to purchase common stock at an exercise price of $0.03 per share. The warrants expire on December 31, 2015.

In December 2013, the Company sold 10,000,000 shares of restricted common stock to an investor at a price per share of $0.005 and received proceeds of $50,000. The Company issued 10,000,000 warrants to purchase common stock at an exercise price of $0.03 per share. The warrants expire on December 31, 2015.

In October and November of 2013, the Company sold an aggregate of 11,000,000 shares of restricted common stock to five investors at a price per share range from $0.002 to $0.015 and received proceeds of $45,000. The Company issued a total of 1,000,000 warrants to purchase common stock at an exercise price of $0.10 per share. The warrants expire on December 31, 2014.

In the third quarter of 2013, the Company sold an aggregate of 21,000,000 shares of restricted common stock to two investors at a price per share range from $0.001 to $0.0042 and received proceeds of $45,000.

Shares Issued to Employees and Directors

On November 22, 2013, the Board of Directors approved a resolution for the issuance of a total of 34,630,000 shares of the Company’s restricted common stock to directors and employees of the Company. The issuance was valued at $484,820 ($0.014 per share), which was the fair value of the Company’s common stock on the date of issuance.

On September 3, 2013, the Board of Directors approved a resolution for the issuance of 1,000,000 shares of the Company’s restricted common stock to an employee of the Company. The issuance was valued at $22,900 ($0.0229 per share), which was the fair value of the Company’s common stock on the date of issuance.

Common Stock Issued for Services

During November, 2013, the Company issued 1,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for two months. The shares were valued at $17,500 ($0.0175 per share), which was the fair value of the Company’s common stock on the date of issuance.

During October, 2013, the Company issued 15,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for three months. The shares were valued at $267,000 ($0.0178 per share), which was the fair value of the Company’s common stock on the date of issuance.

During September, 2013, the Company issued 1,500,000 shares of the Company’s restricted common stock to a consultant for consulting services rendered. The shares were valued at $24,000 ($0.016 per share), which was the fair value of the Company’s common stock on the date of issuance.

During September, 2013, the Company issued a total of 1,500,000 shares of the Company’s restricted common stock to two consultants for consulting services rendered. The shares were valued at $34,350 ($0.0229 per share), which was the fair value of the Company’s common stock on the date of issuance.

During August, 2013, the Company issued a total of 6,000,000 shares of the Company’s restricted common stock to two consultants for investor relation services for six months. The shares were valued at $103,800 ($0.0173 per share), which was the fair value of the Company’s common stock on the date of issuance.

During August, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for one year. The shares were valued at $24,000 ($0.012 per share), which was the fair value of the Company’s common stock on the date of issuance.

During August, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for six months. The shares were valued at $11,200 ($0.0056 per share), which was the fair value of the Company’s common stock on the date of issuance.

During July, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for six months. The shares were valued at $8,400 ($0.0042 per share), which was the fair value of the Company’s common stock on the date of issuance.

During July, 2013, the Company issued 100,000 shares of the Company’s restricted common stock to a consultant for consulting services rendered. The shares were valued at $420 ($0.0042 per share), which was the fair value of the Company’s common stock on the date of issuance.

During July 2013, the Company signed an agreement with a consultant for investor relation services for three months. A $30,000 convertible note convertible at $0.005 per share was also issued (See Note 5). The Company also paid a total of $10,000 cash and issued a total of 15,000,000 shares of company’s restricted common stocks. The shares were valued at $85,500 ($0.0057 per share), which was the fair value of the Company’s common stock on the date of issuance.

During June, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for six months. The shares were valued at $8,400 ($0.0042 per share), which was the fair value of the Company’s common stock on the date of issuance.

During May, 2013, the Company issued 1,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for six months. The shares were valued at $5,300 ($0.0053 per share), which was the fair value of the Company’s common stock on the date of issuance.

During February, 2013, the Company issued 8,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for a year. The shares were valued at $64,000 ($0.0080 per share), which was the fair value of the Company’s common stock on the date of issuance.

During February 2013, the Company issued 1,500,000 shares of the Company’s restricted common stock to a consultant for investor relation services for two months. The shares were valued at $10,500 ($0.0070 per share), which was the fair value of the Company’s common stock on the date of issuance.

During February 2013, the Company issued a total of 3,000,000 shares of the Company’s restricted common stock to three consultants for marketing services for six months. The shares were valued at $27,000 ($0.009 per share), which was the fair value of the Company’s common stock on the date of issuance.

During January, 2013, the Company issued 10,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for a year. The shares were valued at $50,000 ($0.005 per share), which was the fair value of the Company’s common stock on the date of issuance.

Common Stock Issued for Debt Modification

On April 30, 2013, the Company amended the maturity dates of two notes of $250,000 each (aggregating $500,000) from two non-related parties to November 3, 2013. The Company issued a total of 4,000,000 restricted shares to the note holders in connection with the amendment at a fair value of $20,800. On October 30, 2013 and January 23, 2014, the parties amended the note of $75,000 and $150,000 to further extend the maturity dates to May 3, 2014 and August 3, 2014. The Company issued a total of 500,000 and 1,250,000 restricted shares to the note holders in connection with the amendment at a fair value of $9,500 and $13,750, respectively (See Note 5).

On November 1, 2013, the Company amended the maturity dates of notes $150,000 from a non-related party to August 3, 2014. The Company issued a total of 1,250,000 restricted shares to the note holder per the amendment at a fair value of $13,750.

On January 17, 2014, the Company issued a total of 1,000,000 restricted shares to the Michael McDonald Trust due to the default on repayment of the promissory note of $75,000. The shares were value at a fair value of $9,900.

Common Stock Issued with Promissory Note

In July 2013, in connection with the issuance of this promissory note to Michael McDonald Trust in the amount of $75,000 which is due in six months from the funding of the note, the Company issued 1,000,000 shares of the Company's common stocks with a fair value of $3,977.

Common Stock Held in Escrow

On July 27, 2011 the Company issued 5,714,286 shares of free trading common stock in certificate form which is held in escrow as security under an agreement reached with Liquid Packaging Resources, Inc. (“LPR”) on August 2, 2011(See note 3 and 5).

Common Stock Issued for Settlement of Accounts Payable & Debt

Following the agreements with Coventry Enterprises, LLC (see Note 3) for $80,000, Coventry converted the note for a total of 15,119,481 shares of the company’s restricted stock during the first quarter of 2013 satisfying the notes in full.

Following the agreement with Coventry Enterprises, LLC (see Note 5) for $88,500, Coventry converted the note for a total of 31,416,845 shares of the company’s restricted stock during the second quarter of 2013 satisfying the notes in full.

Following the agreement with Coventry Enterprises, LLC (see Note 5) for $60,000, Coventry made the conversion for a total of 27,272,727 shares of the company’s restricted stock during the second quarter of 2013 satisfying the notes in full.

Following the agreement with Coventry Enterprises, LLC (see Note 5) for $20,000, Coventry made the conversion for a total of 8,810,572 shares of the company’s restricted stock during September 2013 satisfying the notes in full.

During June and August, 2013, one of the convertible Notes holders converted a total of 34,254,004 shares of the company’s restricted stock satisfying the notes in the amount of $125,000 with a fair value of $317,391 on the date of conversion (See Note 5).

During August and September, 2013, $150,000 of the convertible notes were assigned to third parties in the form bearing interest of 8% annum at with a conversion price for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during the 15 to 20 trading days immediately preceding the Conversion Date. Immediately following the assignments, the conversions for a total of 64,052,862 shares of the company’s restricted stock were made in satisfying the notes of $150,000 (See Note 5).

On September 16, 2013, one of the non-related party promissory note holders accepted a total of 8,472,750 shares of the Company’s restricted common stock as a repayment to discharge $25,000 of his outstanding loan and accrued interest of $11,120 with the Company (See note 5).

On November 25, 2013, one of the non-related party promissory note holders accepted a total of 4,360,000 shares of the Company’s restricted common stock as a repayment to discharge $25,000 of his outstanding loan and accrued interest of $11,956 with the Company (See note 5).

During September, 2013, Mr. Harold H. Rumph (ReceptoPharm’s CEO) accepted 14,800,000 shares of the Company’s restricted common stock as a repayment to discharge $37,000 of his accrued salary to the Company (See Note 3).

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

Following the agreements with Coventry Enterprises, LLC for $70,000 in September 2013, Coventry converted the $60,000 of the note for a total of 15,584,415 shares of the company’s restricted stock during on March 12, 2014. The remaining balance of the note is $10,000.

Following the agreements with Coventry Enterprises, LLC for $100,000 in September 2013, Coventry converted the $90,000 of the note for a total of 23,376,623 shares of the company’s restricted stock during on March 12, 2014. The remaining balance of the note is $10,000.

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

Inventory Obsolescence: Inventories are valued at the lower of average cost or market value. We periodically perform an evaluation of inventory for excess, impairments and obsolete items. At December 31, 2013 our inventory consisted entirely of raw materials that are utilized in the manufacturing of finished goods. These raw materials generally have expiration dates in excess of 10 years.

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

Accomplishments During 2013

On January 31, 2013 we relocated to our new corporate headquarters in the Lakeside Professional Village in Coral Springs, Florida. Our offices are comprised of a reception area, conference room, 3 offices, 2 restrooms, a break area and 2 cubicle workstations. These facilities are saving us more than $70,000 in annual costs and are more than adequate for our purposes.

On March 28, 2013 we announced that we had received notification that our patent for our pain drug and our trademarks for Nyloxin® had been published in India's Official Journal. The patent, "Use of Cobratoxin as an Analgesic," was published in the Official Journal No.: 09/2013 of the Indian Patent Office (IPO) on March 1, 2013. The Trademarks for Nyloxin™ are registered in India under Class 5, which represents a Pharmaceutical or a dietetic substances adapted for medical use. This allows for patent and brand protection, leading to eventual sales through Indian distributors.

In April 2013, we created a portal website for Nyloxin® Distribution to a buyer's club, Freedom 10. The Freedom 10 group is able to buy our products at a discount based on the volume of products sold.

On June 10, 2013, we announced a Licensing Agreement for the marketing and distribution of our original product, Cobroxin® with Cobra Pharmaceuticals. The terms of the licensing agreement state that Cobra Pharmaceuticals will be responsible for marketing, distribution, inventory control and customer service of Cobroxin®. They will maintain exclusive rights in perpetuity provided that they maintain minimum quarterly sales that increase over time.

On June 18, 2013, we announced that New Vitality, a marketing and distribution company, had begun a test radio campaign to gauge the market acceptance of Nyloxin®. The 60-second ads ran for several weeks on radio stations throughout the United States. As a result of positive testing, New Vitality will be adding Nyloxin to their e-commerce website as they continue to advertize the product.

On June 24, 2013, we announced the launch of our new homeopathic formula for the treatment of chronic pain in companion animals, Pet Pain-Away. Pet Pain-Away is a homeopathic, non-narcotic, non-addictive, over-the-counter pain reliever, primarily aimed at treating moderate to severe chronic pain in companion animals. It is specifically indicated to treat pain from hip dysplasia, arthritis pain, joint pain, and general chronic pain in dogs, cats and horses.

On August 19, 2013, we provided an update on our efforts to register Nyloxin® with US Governmental agencies. In December 2012, we had announced that we were introducing a stronger version of Nyloxin® to be called Nyloxin® Military Strength. we are registering the Nyloxin® Military Strength as well as Nyloxin® and Nyloxin® Extra Strength with US government agencies that will allow for the eventual sales and distribution of these products into the active military, US military base stores and foreign embassies.

On August 22, 2013, we announced that we had begun the process of registering our homeopathic treatment for chronic pain, Nyloxin®, in the country of South Africa. We stated a goal to begin marketing in South Africa by mid-2014.

On August 29, 2013, we announced that New Vitality, a marketing and distribution company, had placed and received their first order of the Company's all-natural, non-addictive pain reliever, Nyloxin®. The order was pursuant to New Vitality's successful test radio campaign to gauge the market acceptance of the product.

On October 08, 2013, we provided updates on the sales and marketing activities of TCN, a distributor of Nutra Pharma's over-the-counter (OTC) pain reliever, Nyloxin®. We announced the launch of TCNs global marketing and distribution campaign for Nyloxin®. In September 2012, we had announced the beginning of distribution efforts by the TCN group of direct distributors. Since that time, TCN has worked diligently to introduce Nyloxin® to approximately 40,000 distributors in the United States and almost 400,000 distributors globally. In August 2013, TCN re-launched their company as the "True Cash Network" and have subsequently expanded their internet presence. They have been working to overhaul their product offerings and have allowed their distributors personal websites under their www.MyNyloxin.com portal. Additionally, TCN has scheduled marketing efforts in the US that will include internet, radio and television.

On Oct 30, 2013, we announced that we were in the process of launching the newest addition to our line of homeopathic treatments for chronic pain, Equine Nyloxin®, a topical therapy for horses that is packaged as a two piece kit: Nyloxin® Topical Gel comprises Step 1 and a solution of DMSO (dimethylsulfoxide) comprises Step 2.

On November 11, 2013, we announced that New Vitality, a marketing and distribution company, had begun filming a commercial for Nyloxin®. Photos from the shoot were published to Nutra Pharma's Facebook page. The 2-minute infomercial is expected to run sometime in early 2014.

On December 2, 2013, we announced that MyNyloxin, a new Network Marketing company, will have the exclusive rights to market and distribute Nyloxin® in the Network Marketing channel. We continue to market the products through our retail and Direct Response distributors.

On December 6, 2013, we announced the launch of the MyNyloxin.com website. The website allows for product sales and information as well as allowing distributors to sign up and view the Network Marketing opportunity.

On January 7, 2014, we announced the initial shipment of products and payments of commissions to MyNyloxin Distributors. The Network Marketing opportunity is being aggressively pursued and is expected to grow throughout 2014.

Results of Operations

Status of Operations

Due to our poor cash position, lack of significant sales and inability to obtain financing, we have been unable to fully fund our operations since October 2011, including paying salaries for Nutra Pharma and ReceptoPharm employees. Paul Reid, PhD resigned as ReceptoPharm’s Chief Executive Officer in November 2011. Since that time our Director, Harold Rumph, has filled the role in handling ReceptoPharm's day-to-day operations, which presently are limited to accepting venom samples for validation, maintaining records for quality control, quality assurance and administrative duties consisting of paying ReceptoPharms bills. As noted in previous filings, we have been unable to proceed with ReceptoPharm’s studies since June, 2010; therefore, until we receive adequate financing or increased sales revenue, we have placed our drug development activities on hold and will focus all of our efforts on promoting our products that are already available in the marketplace.

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

We began generating revenues from the sale of Cobroxin® in the fourth quarter of 2009 and from the sale of Nyloxin® and Nyloxin® Extra Strength in January of 2011. Sales have been limited and inconsistent. Our ability to meet our future operating expenses is highly dependent on the amount of such future revenues. Future revenues from the sale of Cobroxin® and Nyloxin® are insufficient to cover our operating expenses and we may need to raise additional equity capital, which could result in substantial dilution to existing shareholders. There can be no assurance that we will be able to raise sufficient equity capital to fund our working capital requirements on terms acceptable to us, or at all. We may also seek additional loans from our officers and directors; however, there can be no assurance that we will be successful in securing such additional loans.

Comparison of Years Ended December 31, 2013 and 2012

Sales for the year ended December 31, 2013 were $122,198 compared to $203,290 for the comparable period in 2012. All of the sales in 2013 and 2012 were related to product sales. The decrease in sales is primarily attributable to an overall decrease in sales of Nyloxin®.

Cost of sales for the year ended December 31, 2013 and 2012 was $41,165 and $147,647. Cost of sales includes the direct costs associated with manufacturing, shipping and handling costs, and write offs of Venom during 2012. Our gross profit margin for the year ended December 31, 2013 was $81,033 or 66.3% compared to $55,643 or 27.4% for the year ended December 31, 2012. The increase in our profit margin is due primarily to the write offs of venom of $117,800 at December 31, 2012.

Selling, general and administrative expenses (“SG&A”) decreased $214,271 or 8.1% from $2,656,742 for the year ended December 31, 2012 to $2,442,471 for the year ended December 31, 2013. Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services, and also include stock based compensation, which decreased $407,482 or 22.6% from $1,799,461 for the year ended December 31, 2012 to $1,391,979 for the year ended December 31, 2013. The decrease of $407,482 in stock based compensation was offset by overall increase of $193,211 in payroll, marketing and promotional expenses, consulting and legal fees.

Interest expense increased $3,904 or 2.5%, from $153,472 for the year ended December 31, 2012 to $157,376 for the comparable 2013 period.  This increase was due to an overall increase in short term indebtedness for the year ended December 31, 2013 compared to the year ended December 31, 2012.

We carry certain of our debentures and common stock warrants at fair value. For the year ended December 31, 2013 and 2012, the liability related to these hybrid instruments fluctuated, resulting in a loss of $1,135,677 and $400,488, respectively.

Loss on settlement of debt and accounts payable increased $231,181 or 50.6%, from $457,292 for the year ended December 31, 2012 to $688,473 for the comparable 2013 period.  This increase was due to an overall increase in settlement of debts and accounts payable through issuance of stocks for the year ended December 31, 2013 compared the year ended December 31, 2012.

Our net loss increased by $730,613 or 20.2%, from $3,612,351 for the year ended December 31, 2012 to $4,342,964 for the year ended December 31, 2013.

Liquidity and Capital Resources

During December 31, 2013 and 2012, respectively, we have negative cash from operations of approximately $0.6 million and $0.7 million. Our lack of cash, significant losses and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2013 and December 31, 2012, we have experienced significant losses totaling $4,342,964 and $3,612,351, respectively and had an accumulated deficit of $41,986,820 for the period from our inception to December 31, 2013. In addition, we had working capital and stockholders’ deficits at December 31, 2013 of $4,259,938 and $4,219,449, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

As of December 31, 2013, we had $4,640 in cash and as of March 31, 2014, we had approximately $5,179 in cash and we owed approximately $558,740 in vendor payables. We currently do not have sufficient cash to sustain our operations for the next 12 months and will require additional financing or an increase in sales in order to execute our operating plan and continue as a going concern. Our plan is to continue to increase sales of our products and attempt to secure adequate funding to bridge the commercialization of our Cobroxin® and Nyloxin® products. We cannot predict whether additional financing will be in the form of equity, debt, or another form and we may be unable to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

Historically, we have relied upon loans from our Chief Executive Officer Rik J Deitsch, to fund costs associated with our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. During the year ended December 31, 2013, we borrowed a total of $151,718 from Mr. Deitsch and repaid a total of $216,100 to him including the $162,500 repayment through exchange of the 50 million shares of Company’s stocks.

As of December 31, 2013, we raised $285,000 and $75,000 through the issuance of convertible notes and promissory note, respectively. We also raised $140,000 through sales of common stocks.

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

Item 8. Financial Statements and Supplementary Data

The information required by this item begins on page F-1 and is attached hereto and incorporated herein by reference. The index to our annual financial statements as of and for the years ended December 31, 2013 and 2012 can be found under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2013, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2013, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2013. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2013, our management concluded that its material weaknesses in its internal controls over financial reporting include matters pertaining to: (a) lack of qualified accounting personnel; and (b) the need to enhance the supervision, monitoring and reviewing of financial statement preparation processes due to lack of qualified accounting personnel.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and concluded that it is ineffective because of the material weaknesses in our internal control over financial reporting described above.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In conjunction with Item 9A above (Evaluation of Internal Controls over Financial Reporting) and following our management’s assessment and conclusion that our internal control over financial reporting as of December 31, 2013 is ineffective, because of the material weaknesses described above, we are actively seeking a new Chief Financial Officer.

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

Listed below are our executive officers and directors as of December 31, 2013

Name	Age	Position with the Company	Director Since

Rik J. Deitsch	46	Chairman, President and Chief Executive Officer*	2002

Stewart Lonky, M.D.	67	Director (1)	2004

Harold H. Rumph	83	Director	April 2008

Garry R. Pottruck	57	Director (1)	July 2009

(1)	Dr. Lonky and Garry R. Pottruck are members of our Audit Committee and Compensation Committee.

*

Rik Deitsch also served as Chief Financial Officer until the appointment of Bruno Sartori in March 2012. Upon the termination of Mr. Sartori, Mr. Deitsch resumed the role of Chief Financial Officer in September, 2012

Rik J. Deitsch has been our President, Chief Executive Officer and a Director since November 7, 2002 and our Chairman of the Board from December 15, 2003 until June 1, 2005 and from April 1, 2006 to present. Mr. Deitsch served as our Chief Financial Officer from November 2002 until March 2012 and from September 2012 to present. From February 1998 through November 2002, Mr. Deitsch served as the President of NDA Consulting Inc., a biotechnology research group that provided consulting services to the pharmaceutical industry. NDA Consulting specializes in the research of peptides derived from Cone Snail venom and Cobra venom. In October 1999, Mr. Deitsch founded Wellness Industries, a private corporation that provides formulations, research and education in the dietary supplement industry. Research conducted by Rik J Deitsch provided some of the beginning fundamentals for the development of drugs being studied for the treatment of cancer and intractable pain. Mr. Deitsch has prepared several papers and posters on rational drug design using computer simulations. Mr. Deitsch received a B.S. in Chemistry and an M.S. in Biochemistry from Florida Atlantic University in June 1997 and December 1999, respectively. Throughout 1999 and 2000, he conducted research for the Duke University Medical School Comprehensive Cancer Center. Mr. Deitsch has served as an adjunct professor and has taught several courses for Florida Atlantic University's College of Business and Continuing Education Department. Mr. Deitsch also teaches physician CME courses internationally, lecturing on lifestyle choices in the prevention and treatment of chronic disease states. He is the co-author of two books: Are You Age-Wise, a book that reviews current research in healthy aging as it relates to lifestyle choices and supplementation and Invisible Killers, a book that outlines our exposure to environmental toxins. Mr. Deitsch has been the Chairman of Waiora's Scientific Advisory Board since April 2004. Waiora develops and markets natural, science-based dietary supplements and personal care products that provide healthy aging solutions.

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

Section 16(a) Compliance of Officers and Directors

As of March 31, 2014, based on our review of Forms 3, 4, 5, and Schedule 13D furnished to us during the last fiscal year, all of our officers and directors filed the required reports.

Corporate Governance

a. Committees

(i) Audit Committee

On November 5, 2004, our Board of Directors established an Audit Committee. An audit committee charter was approved by the Board on March 14, 2012. Mr. Pottruck became the Chairman/Member of the Audit Committee as of July 29, 2009. Dr. Lonky also serves on the Audit Committee. During our 2013 Fiscal Year, our Audit Committee met three times in connection with our Fiscal Year audit, at which time the audit committee reviewed the audited financial statements and related notes. In addition, the audit committee met prior to the filing of each of the 2013 quarterly reports to review such reports. The Audit Committee addresses any questions it has to our Board members and officers, and our principal independent accountants.

(ii) Compensation Committee

On November 5, 2004, our Board of Directors established a Compensation Committee. We do not have a Compensation Committee Charter. Dr. Lonky serves on our Compensation Committee and Mr. Pottruck became our Compensation Committee’s Chairman as of July 29, 2009. During our 2013 fiscal year, our Compensation Committee met three times. Our Compensation Committee reviews all salaries, expenses, stock plans, and other compensation paid to our officers, directors, consultants, and others. Our Compensation Committee has not adopted any specific processes or procedures for considering executive and director compensation.

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

c. Board of Director Meetings

We had six Board of Directors meetings during our 2013 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d. Annual Shareholder Meetings

We held no annual shareholder meeting during 2013.

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

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Rik Deitsch	2013	130,000	—	164,640	—	—	—	—	294,640

Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board	2012	130,000	—	517,200	—	—	—	—	647,200

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2013.

DIRECTOR COMPENSATION

	Fees Earned			Non-Equity	Nonqualified
	or Paid in	Stock	Option	Incentive Plan	Deferred Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)(1)	($)(2)	($)	($)	($)	($)	($)

Rik Deitsch	130,000	164,640	0	0	0	0	294,640

Stewart Lonky	0	108,220	0	0	0	0	108,220

Garry Pottruck	0	96,460	0	0	0	0	96,460

Harold H. Rumph	0	103,600	0	0	0	0	103,600

(1)	Represents salary accrued during 2013

(2)	Represents stocks issued for services at a price per share of $0.014 during November 2013.

Director Compensation

There are no standard arrangements to which directors are compensated for services provided to us. Should we obtain adequate funding or sufficient revenues to justify standard arrangements for director compensation, we will consider whether to adopt such a compensation plan.

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2013 to any executive officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of December 31, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 1,004,313,019 shares issued and outstanding as of December 31, 2013

Security Ownership of Management and Beneficial Owners

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding

Rik J. Deitsch Chief Executive Officer/President 12502 W. Atlantic Blvd Coral Springs, Florida 33071	141,678,334	14.1%

Dr. Stewart Lonky Director 12936 Discovery Creek Playa Vista, CA 90094	20,220,000	2.0%

Harold Rumph Director 1537 NW 65th Ave Plantation, FL 33313	35,000,000	3.5%

Garry Pottruck Director 10768 NW 18 Court Coral Springs, Florida 33071	17,765,000	1.8%

All executive officers and directors as a group (4) persons	214,713,334	21.4%

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

During the year ended December 31, 2013, we borrowed a total of $151,718 from Mr. Deitsch and repaid a total of $216,100 to him including the $162,500 repayment through exchange of the 50 million shares of Company’s stocks. The balance owed to our President, Rik Deitsch, at December 31, 2013 was $566,396, which includes accrued interest of $349,466. This demand loan is unsecured and bears interest at a rate of 4.0%.

Subsequent to December 31, 2013 we received additional advances from Mr. Deitsch in the amount of $16,008 and repaid Mr. Deitsch $14,600. The amount owed to Mr. Deitsch as of March 31, 2014 was $594,089, which includes $355,301 of accrued interest.

Debt owed to our Directors

At December 31, 2013, we owed Garry Pottruck, a Director of Nutra Pharma, $180,000. The note is for principal amount of $200,000 with interest calculated at 10% interest for the first month plus 12% per annum calculated after 30 days from funding. The note was issued in the third quarter of 2010 and was expected to be repaid in six months to a year from the date of the loan.

Debt owed to ReceptoPharm’s Former President as of December 31, 2013

In addition, at December 31, 2013, we were indebted to Paul Reid, the former President of our wholly owned subsidiary, ReceptoPharm, in the amount of $123,189. This amount includes accrued interest of $43,363. This loan is due on demand and bears interest at a rate of 5% per annum. The loan is secured by certain intellectual property of ReceptoPharm. This Note is included in the settlement of the involuntary action.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to us for fiscal years ended December 31, 2013 and 2012 by our current auditors, Liggett, Vogt & Webb, P.A., and former auditors, Kingery & Crouse P.A. were approximately $80,985 and $63,636 for professional services rendered for the audit of our annual financial statements and reviews of our interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees represent review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years, and the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. No such fees were paid to Liggett, Vogt & Webb, P.A and Kingery & Crouse, P.A. in 2013 or 2012.

Tax Fees

No such fees were paid to Liggett, Vogt & Webb, P.A and Kingery & Crouse, P.A. in 2013 or 2012.

All Other Fees

No such fees were paid to Liggett, Vogt& Webb, P.A and Kingery & Crouse, P.A. in in 2013 or 2012.

As of December 31, 2013, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company has an audit committee which reviewed all fees to the principal accountant. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

Dated: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch	Chairman of the Board, President, Chief Executive Officer, Principal Financial Officer,	March 31, 2014
Principal Accounting Officer

/s/ Garry R. Pottruck	Director	March 31, 2014

/s/ Stewart Lonky	Director	March 31, 2014

/s/ Harold H. Rumph	Director	March 31, 2014

Nutra Pharma Corporation

Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Nutra Pharma Corp.

We have audited the accompanying consolidated balance sheets of Nutra Pharma Corp. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and, changes in stockholders’ deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Nutra Pharma Corp. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring, significant losses from operations, and has an accumulated deficit of $41,986,820 at December 31, 2013. In addition, the Company had respective working capital and stockholders’ deficits at December 31, 2013 of $4,259,938 and $4,219,449, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 31, 2014

NUTRA PHARMA CORP.

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS
Current assets:
Cash	$4,640	$7,559
Accounts receivable	11,141	38,314
Inventory	5,000	-
Prepaid expenses and other current assets	68,091	200,868
Total current assets	88,872	246,741

Property and equipment, net	24,534	39,515
Other assets	15,955	16,621
Total assets	$129,361	$302,877

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,019,130	$800,860
Accrued expenses	957,682	964,673
Due to officers	689,588	723,386
Derivative warrant liability	323,172	18,727
Other debt	1,359,238	1,371,574
Total current liabilities	4,348,810	3,879,220

Commitments and Contingencies (See Note 9)	-	-

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
1,004,313,019 and 561,773,778 shares issued and outstanding at December 31, 2013 and 2012	1,003,062	561,774
Additional paid-in capital	36,764,309	33,505,739
Accumulated deficit	(41,986,820)	(37,643,856)
Total stockholders' deficit	(4,219,449)	(3,576,343)
Total liabilities and stockholders' deficit	$129,361	$302,877

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Operations

	For the years Ended December 31,
	2013	2012
Net sales	$122,198	$203,290
Cost of sales	41,165	147,647
Gross profit	81,033	55,643

Operating expenses:
Selling, general and administrative - including stock based compensation of $1,391,979 and $1,799,461, respectively	2,442,471	2,656,742
Total other costs and expenses	2,442,471	2,656,742
Net Loss from Operations	(2,361,438)	(2,601,099)

Other Expenses
Interest expense	(157,376)	(153,472)
Change in fair value of derivatives	(1,135,677)	(400,488)
Loss on settlement of debt and accounts payable, net	(707,651)	(457,292)
Other Income	19,178	-
	(1,981,526)	(1,011,252)
Net loss before income taxes	(4,342,964)	(3,612,351)
Provision for income taxes	-	-
Net loss	$(4,342,964)	$(3,612,351)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	743,492,967	402,996,638

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(4,342,964)	$(3,612,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of accounts payable	707,650	357,292
Loss on note payable default	-	100,000
Depreciation and amortization	14,981	14,994
Stock-based compensation	1,391,979	1,594,300
Stock issued for loan extension	30,300	100,000
Change in fair value of derivative	1,135,677	400,488
In-kind contribution of interest	1,159	33,055
Amortization of loan discount	3,977	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	27,173	(38,314)
Decrease (increase) in inventory	(5,000)	117,800
Decrease (increase) in prepaid expenses and other assets	(9,446)	28,678
Increase in accounts payable	429,808	169,216
Increase in accrued expenses	83,669	13,600
Net cash used in operating activities	(531,037)	(721,242)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Common stock sold for cash	140,000	446,500
Proceeds from payment of subscription receivable	-	8,000
Loans from officers	181,718	164,779
Repayment of officers loans	(83,600)	(49,478)
Proceeds from convertible notes	225,000	115,000
Proceeds from other notes payable	75,000	79,000
Repayments of other notes payable	-	(35,000)
Repayments of notes payable-related party	(10,000)	-
Net cash provided by financing activities	528,118	728,801

Net (decrease) increase in cash	(2,919)	7,559

Cash - beginning of period	7,559	-

Cash - end of period	$4,640	$7,559

Supplemental Cash Flow Information:
Cash paid for interest	$70,130	$77,314
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:
Note issued in settlement of notes and accounts payable	$709,146	$436,639
Shares issued to satisfy debt	$1,646,832	$1,346,792
Shares issued to satisfy debt-related party	$162,500	$254,700

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Changes in Stockholders' Deficit

For the years ended December 31, 2013 and 2012

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Capital	Deficit	Deficit
	-	-	-	-	-
Balance - December 31, 2011	326,337,959	$326,337	$29,793,723	$(34,031,505)	$(3,911,445)
Issuance of common stock in exchange for services to consultants	63,300,000	63,300	907,381		970,681
Issuance of common stock in exchange for services to directors and employees	42,595,000	42,595	786,185		828,780
Common stock issued in private placement	43,450,000	43,450	391,050		434,500
Common stock issued in exchange for related party debt	17,000,000	17,000	237,700		254,700
Common stock issued for modification of debt	4,000,000	4,000	96,000		100,000
Common stock issued for conversion of debt	63,890,819	63,892	1,282,900		1,346,792
Common stock issuable for private placement (1,200,000 shares)	1,200,000	1,200	10,800		12,000
Net loss				(3,612,351)	(3,612,351)
Balance -December 31, 2012	561,773,778	$561,774	$33,505,739	$(37,643,856)	$(3,576,343)

Issuance of common stock in exchange for services to consultants	71,600,000	71,600	669,770		741,370
Issuance of common stock in exchange for services to directors and employees	35,630,000	35,630	472,090		507,720
Common stock issued in private placement	42,000,000	42,000	98,000		140,000
Common stock issued in exchange for related party debt	50,000,000	50,000	112,500		162,500
Common stock issued for modification of debt	5,750,000	4,500	25,800		30,300
Common stock issued for conversion of debt	193,759,241	193,758	1,453,074		1,646,832
Common stock issued for settlement of AP	42,800,000	42,800	423,200		466,000
Common stock issued to note holder, net of discount	1,000,000	1,000	2,977		3,977
In-kind contribution of interest			1,159		1,159
Net loss				(4,342,964)	(4,342,964)
Balance -December 31, 2013	1,004,313,019	$1,003,062	$36,764,309	$(41,986,820)	$(4,219,449)

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Liquidity and Going Concern

Our Consolidated financial statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $41,986,820 at December 31, 2013. In addition, we had respective working capital and stockholders’ deficits at December 31, 2013 of $4,259,938 and $4,219,449 respectively.

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

As of December 31, 2013, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

Accounting for Shipping and Handling Costs

The Company records shipping and handling costs incurred in cost of sales.

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

Inventories

Inventories, which are stated at the lower of average cost or market, and consist mostly of raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand. If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs are charged to cost of goods sold. We performed evaluations of our inventory during the year ended December 31, 2013 and 2012 and recorded total allowances of $0 and $117,800, respectively.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the year ended December 31, 2013, there were two customers that accounted for 19.6% and 15.3% of the total revenues, respectively. For the year ended December 31, 2012, no customers accounted for more than 10% of the Company’s total revenues. During 2013, the Company purchased 100% of its venom from one vendor.

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

Property and equipment consists of the following at December 31,

	2013	2012

Computer equipment	$21,918	$21,918
Furniture and fixtures	34,757	34,757
Lab equipment	42,129	42,129
Telephone equipment	12,421	12,421
Office equipment – other	2,629	2,629
Leasehold improvements	67,417	67,417
Total	181,271	181,271
Less: Accumulated depreciation and amortization	(156,737)	(141,756)

Property and equipment, net	$24,534	$39,515

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At December 31, 2013, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the years ended December 31, 2013 and 2012 was $14,981 and $14,994, respectively.

Advertising

All advertising costs are expensed as incurred. Advertising costs were approximately $900 and $70,800 for the years ended December 31, 2013 and 2012, respectively.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position. As of December 31, 2013 and 2012, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of December 31, 2013 and 2012, the following items were not included in dilutive loss as the effect is anti-dilutive:

	2013	2012
Options and warrants	154,916,667	57,256,667
Convertible notes payable	98,506,398	44,642,858
Total	253,423,065	101,899,525

Reclassifications

Certain amounts in the 2012 Consolidated Financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

We have determined that all recently issued but not yet effective accounting standards will not have a material impact on our Consolidated Financial statements.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of December 31, 2013 and 2012:

	Fair Value Measurements at December 31, 2013
Liabilities:	Total	Level 1	Level 2	Level 3

Warrant liability	$323,172	$-	$-	$323,172
Convertible notes at fair value	$767,056	$-	$-	$767,056

	Fair Value Measurements at December 31, 2012
Liabilities:	Total	Level 1	Level 2	Level 3

Warrant liability	$18,727	$-	$-	$18,727
Convertible notes at fair value	$588,091	$-	$-	$588,091

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the years ended December 31, 2013 and 2012:

Description	2013	2012

Beginning balance	$18,727	$28,833
Purchases, issuances, and settlements	243,147	-
Day one loss on value of hybrid instrument	729,093	-
Total gain included in earnings (1)	(667,795)	(10,106)

Ending balance	$323,172	$18,727

(1) The gain or loss related to the revaluation of our warrant liability is included in “Change in fair value of derivatives” in the accompanying consolidated statement of operations.

The Company values its warrants using a Dilution-Adjusted Black-Scholes Model. Assumptions used include (1) 0.13% to 1.75% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 124% to 236% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted (See note 5).

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of December 31, 2013 and 2012:

				Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture Issuance	Face		Default Interest	Anti- Dilution Adjusted		Look-back
Year	Amount	Interest Rate	Rate	Price	%	Period
2013	564,376	8%-20%	n/a	$0.0036-$0.0064	50%-85%	10 to 30 Days
2012	902,369	6%-12%	n/a	$0.0070-$0.0137	15%-70%	5 to 20 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the years ended December 31, 2013 and 2012 for the Convertible Notes:

	Years Ended December 31,
	2013	2012
Description
Beginning balance	$588,091	$206,863
Purchases, issuances, and settlements	751,419	902,369
Day one loss on value of hybrid instrument	1,656,802	479,422
(Gain) loss from change in fair value	(582,423)	309,680
Conversion to common stock	(1,646,832)	(1,310,243)
Ending balance	$767,057	$588,091

3. SETTLEMENT OF ACCOUNTS AND NOTE PAYABLE

At January 2, 2012, the Company owed Bank of America approximately $80,000 representing the balance of a credit line originated on September 28, 2006. Bank of America assigned and sold this debt to Great Plains Capital Corporation (“Great Plains”). On February 3, 2012, Great Plains assigned the debt to Redwood Management, LLC (“Redwood”). At February 3, 2012, the Company owed Post Graduate Healthcare Education, LLC (“Post Graduate”) $109,500 representing the balance of a total debt of $149,500. Post Graduate assigned the debt to Redwood Management, LLC. The total amount of the Company’s debt assigned to Redwood was $188,608. Under a Securities Settlement Agreement, the Company issued a Convertible Debenture to Redwood for $188,608 payable within six months with interest at 6% annum. The full amount of principal and interest was due at maturity unless the Debenture was converted to shares of common stock in accordance with the debenture agreement, whereby such debenture could be converted into shares of our common stock at a price equal to 75% of the lowest closing price (determined on the then current trading market for our common stock) during the 15 trading days prior to conversion. Following the agreement Redwood accepted 18,737,894 shares of our restricted stock as satisfaction for the note and we recorded a loss of $42,958 on the settlement.

At March 22, 2012, the Company owed Alera Technologies, Inc. (“Alera”) $65,040 representing the balance of a purchase order for the production of Nyloxin™ products. Alera assigned the rights to the debt to Coventry Enterprises, LLC (“Coventry”). The Company issued a Convertible Redeemable Note in favor of Coventry in the amount of $65,040 bearing interest of 8% annum. Coventry was entitled to convert all or any amount of the this note into shares of the Company's common stock (the "Common Stock") at a conversion price ("Conversion Price") for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during the 20 trading days immediately preceding the Conversion Date. The note was satisfied on April 5, 2012 in exchange for 8,672,090 shares of restricted Common Stock.

At December 20, 2012, the Company owed Immunoclin, Ltd. (“Immunoclin”) $80,389 representing the balance of invoices for clinical services. The Company issued an $80,000 note payable at 8% to Immunoclin in exchange for the outstanding accounts payable. $20,000, $40,000 and $20,000 of the debt were assigned to Coventry Enterprises, LLC (“Coventry”) on December 20, 2012, January 7, 2013, and March 13, 2013, respectively. Coventry made the first conversion of 2,565,102 shares of Company’s common stock to satisfy the debt of $20,000 on December 20, 2012. The Company issued two Convertible Redeemable Notes for the remaining amount of $40,000 and $20,000 on January 7, 2013, and March 13, 2013. Coventry made the conversion of a total of 15,119,481 shares of the company’s restricted stock satisfying the remaining notes in full during the year ended December 31, 2013. The Company elected to account for these hybrid contracts under the guidance of FASB ASC Topic 815 Derivatives & Hedging. The fair value has been defined as the common stock equivalent value, enhanced by the fair value of the default put plus the present value of the coupon. The Company recorded a loss of $65,039 on the settlement and the change in fair value of derivatives in the amount of $4,885 during the year ended December 31, 2013.

During August and September, 2013, the Company issued 3,000,000 shares of the company’s restricted stock to settle the outstanding accounts payable in aggregate of $38,528 with two vendors. The shares were valued at $0.018 per share. The Company recorded a total loss of $15,472 on the settlement date (See Note 6).

During September, 2013, the Company issued 25,000,000 shares of the company’s restricted stock and 25,000,000 warrants to purchase stock at an exercise price of $0.030 to settle the outstanding accounts payable of $112,621 with one vendor. The shares were valued at $0.015 per share (See Note 6). The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $243,146 and $63,297, respectively using the Black-Scholes method at the commitment and re-measurement dates of September 16, 2013 and December 31, 2013, respectively. The Company recorded a loss of $505,525 on the settlement date (See Note 7).

During September, 2013, Mr. Harold H. Rumph (ReceptoPharm’s CEO) accepted 14,800,000 shares of the Company’s restricted common stock as a repayment to discharge $37,000 of his accrued salary to the Company (See Note 6).

4. DUE TO OFFICERS

At December 31, 2013 and December 31, 2012, the balance due to officers consisted of the following:

	December 31, 2013	December 31, 2012

An unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. The loan balance at December 31, 2013 and 2012, respectively, includes accrued interest payable of $349,466 and $324,853.	$566,399	$606,168

A loan from Paul Reid, the former President of ReceptoPharm bearing interest at a rate of 5% per annum, due on demand and secured by certain intellectual property of ReceptoPharm having a zero cost at December 31, 2013 and December 31, 2012. The accrued interest at December 31, 2013 and December 31, 2012 was $43,363 and $37,392, respectively.	123,189	117,218

Ending balances	$689,588	$723,386

During the year ended December 31, 2013, we borrowed $151,718 and repaid $53,600 to Mr. Deitsch. In addition, Mr. Deitsch accepted a total of 50,000,000 shares of the Company’s restricted common stock as a repayment to discharge $162,500 of his outstanding loan to the Company in year ended December 31, 2013(See note 6).

During June, 2013, 25,000,000 warrants to purchase stock at an exercise price of $0.10 per share were issued to CEO, Mr. Deitsch in exchange of notes payable. The warrants expire on December 31, 2014 (See note 7).

During the year ended December 31, 2012, we borrowed $164,779 and repaid $324,478 to Mr. Deitsch. Included in this amount, Mr. Deitsch assigned $175,000 of the debt to a third party on January 2, 2012 and accepted a total of 10,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan the Company in December 2012(See note 6).

5. OTHER DEBT

Other debt (all short-term) consists of the following at December 31, 2013 and 2012:

	2013	2012

Note payable – Related Party (1)	$180,000	$190,000
Notes payable – Non Related Parties (2)	412,182	593,483
Convertible notes payable, at fair value (3)	767,056	588,091

Ending balances	$1,359,238	$1,371,574

(1)	During the third quarter of 2010 we borrowed $200,000 from one of our directors. We repaid $10,000 each (total $20,000) during the third quarter of 2012 and 2013. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. At December 31, 2013 and 2012, we owed this director accrued interest of $121,137 and $86,387, respectively.

(2)	At December 31, 2013 and 2012, the balance of $412,182 and $593,483 , respectively, consisted of the following loans:

•	In May 2011, the Company received a loan for $25,000 from a non-related party. This loan was expected to be repaid no later than December 31, 2011, along with interest calculated at 10% for the first month plus 12% after 30 days from funding. This loan is guaranteed by an officer of the Company. On November 25, 2013, the non-related party accepted a total of 4,360,000 shares of the Company’s restricted common stock as a repayment to discharge $25,000 of his outstanding loan and accrued interest of $11,956 (See note 6). The Company recorded a loss of $28,444 on the settlement date.

•	In May 2011, the Company received another loan for $25,000 from a non-related party. This loan was expected to be repaid no later than December 31, 2011, along with interest calculated at 10% for the first month plus 12% after 30 days from funding. This loan is guaranteed by an officer of the Company. On September 16, 2013, the non-related party accepted a total of 8,472,750 shares of the Company’s restricted common stock as a repayment to discharge $25,000 of his outstanding loan and accrued interest of $11,120 (See note 6). The Company recorded a loss of $90,971 on the settlement date.

•	In July 2013, the Company issued a promissory note to the Michael McDonald Trust in the amount of $75,000 bearing interest at a rate of 2% per month. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 1,000,000 shares of the Company's common stocks (See note 6). The Company has recorded a debt discount in the amount of $3,977 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $3,977 was fully amortized over the term of the debt during the year ended December 31, 2013. In the event of default, the Company would issue an additional 1,000,000 share of the Company’s common stocks on the date that is fifteen days after the maturity date (See Note 6). We are in default regarding this loan. The additional 1,000,000 shares were issued in January 2014 with a fair value at $9,900 (See Note 10). At December 31, 2013, we owed Michael McDonald accrued interest of $9,000.

•	At December 31, 2012, the total amount of the Company’s debt assigned to Southridge was $483,482. In connection with the debt sales to Southridge, the Company recorded a loss on settlement of accounts payable for $63,490 in the statement of operations at December 31, 2012. During the first quarter of 2013, the suit was voluntarily dismissed involving debt held by Southridge for $483,482. The debt has reverted back to the original holders.

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

In June, 2013, $57,800 of the debt was assigned to Coventry for a consideration of $60,000 from Baker Donelson Bearman Caldwell & Berkowitz, PC. in the form of Convertible Redeemable Notes bearing interest of 8% annum. The Company recorded a loss of $2,200 on the settlement during the year ended December 31, 2013. Coventry was entitled to convert all or any amount of the these notes into shares of the Company's common stock (the "Common Stock") at a conversion price ("Conversion Price") for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during 20 trading days . Following the agreements, Coventry made the conversions for a total of 27,272,727 shares of the company’s restricted stock satisfying the notes in full at the fair value of $167,495.

As a result of the debt assignments and conversions with Coventry, the remaining balance of the debt at December 31, 2013 is $337,182 which consisted of the following loans:

i.	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), the Company agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments and on January 26, 2012, we signed the first amendment to the settlement agreement where under we agreed to pay $175,000 which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment).

The Company repaid $25,000 during the three months ended March 31, 2012. The Company did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 5,714,326 shares of the Company’s free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). The $100,000 default was expensed during 2012. LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in October 2012. The debt has reverted back to the Company (See note 9).

ii.	As of December 31, 2013 and 2012, the Company owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to the Company .

(3)	At December 31, 2013 and 2012, the balance of $767,056 and $588,091 consisted of the following convertible loans:

•	In September and October 2011, the Company borrowed $250,000 each (aggregating $500,000) from two non-related parties. The principal of these loans were to be repaid with a balloon payment on or before October 1, 2012. On October 19, 2012 the parties amended the notes to extend the due date to May 1, 2013 and include a conversion feature that would allow the holders to convert some or all of their outstanding notes into restricted Company stock at a 15% discount to the average closing market price of the Company's stock traded over the previous 10 days. Interest on these loans is payable monthly beginning in November 2011 with interest calculated at 20% and 12%, each, respectively. At December 31, 2013 and 2012, the accrued interest payable was $6,664.

During year ended December 31, 2013, one of the Note holders made conversions of a total of 34,254,004 shares of the company’s restricted stock satisfying the notes in the amount of $125,000 with a fair value of $317,391 on the date of conversion. During August and September, 2013, $150,000 of the debts were assigned to three non-related parties in the form of a Convertible Redeemable Note bearing interest of 8% annum with a conversion price for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during the 15 to 20 trading days immediately preceding the Conversion Date. Following the assignments, the conversions for a total of 64,052,862 shares of the company’s restricted stock were made in satisfying the notes of $150,000 at the fair value of $475,519 (See note 6).

At December 31, 2013, the remaining balance of these two convertible notes payable of $75,000 and $150,000 were recorded at a fair value of $90,260 and $189,781, respectively. At December 31, 2012, these two convertible note payable of $250,000 each were recorded at fair value of $290,289 and $297,802, respectively.

On April 30, 2013, the parties amended the notes to further extend the maturity date to November 3, 2013. The Company issued a total of 4,000,000 restricted shares to the note holders in connection with the amendment at a fair value of $20,800. On October 30, 2013 and November 1, 2013, the parties amended the note of $75,000 and $150,000 to further extend the maturity dates to May 3, 2014 and August 3, 2014, respectively. The Company issued a total of 500,000 and 1,250,000 restricted shares to the note holders in connection with the amendment at a fair value of $9,500 and $13,750 (See note 6), respectively.

•	On March 22, 2013, the Company issued a Convertible Debenture in the amount of $20,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 10% and is due on March 22, 2014, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding into shares of Common Stock at a price which is lesser of $.0075, or (ii) fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. In connection with the issuance of this convertible note payable, the Company encountered a day-one derivative loss of $24,931. Coventry made the conversions into a total of 8,810,572 shares of the company’s restricted stock satisfying the notes in full with a fair value of $188,747on September 4, 2013(See note 7).

In connection with the issuances of the Note, the Company also granted five-year warrants to purchase an aggregate of 2,600,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $21,226 and $17,895, respectively using the Black-Scholes method at the commitment and re-measurement dates of March 22, 2013 and December 31, 2013, respectively.

•	On July 10, 2013 and October 10, 2013, the Company issued two Convertible Debentures in the amount of $30,000 each (total $60,000) to Christopher Castaldo in connection with the agreements for investor relation services (See Note 6). The notes carry interest at 8% and are due on January 10, 2014 and April 10, 2014, respectively. The notes’ holder has the right to convert the notes into shares of Common Stock at a price of $0.005.

In connection with the issuance of this convertible notes payable, the Company encountered a day-one derivative loss of $83,157. At December 31, 2013, these convertible notes payable, at fair value, was recorded at $90,684.

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

In connection with the issuance of this convertible note payable, the Company encountered a day-one derivative loss of $957,567. At December 31, 2013, this convertible note payable, at fair value, was recorded at $185,971.

In connection with the issuances of the Note, the Company also granted five-year warrants to purchase an aggregate of 20,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $445,638 and $137,681, respectively using the Black-Scholes method at the commitment and re-measurement dates of September 3, 2013 and December 31, 2013, respectively.

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

In connection with the issuance of this convertible note payable, the Company encountered a day-one derivative loss of $309,055. At December 31, 2013, this convertible note payable, at fair value, was recorded at $130,303.

In connection with the issuances of the Note, the Company also granted five-year warrants to purchase an aggregate of 15,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $262,230 and $101,140, respectively using the Black-Scholes method at the commitment and re-measurement dates of September 12, 2013 and December 31, 2013, respectively.

•	On October 7, 2013, the Company signed a secured convertible Promissory Note in the amount of $35,000 in favor of Southridge Partners II, LLC. The note was due on demand and carries interest at 10% annum. Southridge Partners II, LLC was entitled to convert the principal into shares of common stock at the lesser of $0.015 or a 50% discount from the lowest closing bid price in the 30 trading days prior to the day that the conversion is requested; and interest accrued was entitled to convert into shares of common stock at $0.001. In the evaluation of these financing arrangements, the Company concluded that these conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events that are not associated with the convertible note payable.

In connection with the issuance of this convertible note payable, the Company encountered a day-one derivative loss of $81,667. At December 31, 2013, this convertible note payable, at fair value, was recorded at $80,057.

•	On October 27, 2011 the Company entered into a convertible note payable with a corporation. The convertible note payable, with a face value of $53,000, bears interest at 8.0% per annum and was due on July 31, 2012.

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

•	On February 3, 2012, the Company issued a Convertible Debenture in the amount of $40,000 to Redwood Management, LLC. The note carries interest at 12% and is due on February 13, 2013, unless converted into shares of restricted common stock. Redwood Management, LLC has the right to convert the note, until it is no longer outstanding, into shares of Common Stock at a price of Fifty Percent (50%) of the lowest closing price, determined on the then current trading market for the Company’s common stock, during the 15 trading days prior to conversion (the “Set Price”). On September 12, 2012, TCN International (TCN) completed the purchase and transfer of this note including penalties and unpaid interest, for the sum of $52,500. Redwood Management, LLC has acknowledged the full payment of the Note, in favor of Nutra Pharma Corporation and releases Nutra Pharma Corporation from all obligations under the Note. Upon the request of TCN, the Board of Directors of the Company approved the conversion of these notes into Restricted Common Stock of the Company,providing 7,500,000 shares of Nutra Pharma common stock to relinquish the total debt of $52,500 (See note 6).

•	On March 16, 2012 the Company signed a secured convertible Promissory Note in the amount of $75,000 in favor of Southridge Partners II, LLC. The note was due November 16, 2012 and carries interest at 8% annum. Southridge Partners II, LLC was entitled after nine months to convert all or a portion of the principal and interest accrued into shares of common stock at a conversion price of each share equal to the Market Price multiplied times 70%. (the “conversion price”). The Market Price is equal to the average of the two lowest bids closing prices for the five trading days ending before the conversion date. In the evaluation of these financing arrangements, the Company concluded that these conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events that are not associated with the convertible note payable. On October 26, 2012, Southridge converted the note into 5,919,495 shares of the Company's restricted common stock (See note 6).

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

Private Placements of Common Stock

In 2013, the Company sold 10,000,000 shares of restricted common stock to an investor at a price per share of $0.005 and received proceeds of $50,000. The Company issued 10,000,000 warrants to purchase common stock at an exercise price of $0.03 per share. The warrants expire on December 31, 2015.

In 2013, the Company sold an aggregate of 11,000,000 shares of restricted common stock to five investors at a price per share range from $0.002 to $0.015 and received proceeds of $45,000. The Company issued a total of 1,000,000 warrants to purchase common stock at an exercise price of $0.10 per share. The warrants expire on December 31, 2014.

In 2013, the Company sold an aggregate of 21,000,000 shares of restricted common stock to two investors at a price per share range from $0.001 to $0.0042 and received proceeds of $45,000.

In 2012, the Company sold an aggregate of 17,650,000 shares of restricted common stock to investors at a price of $0.01 per share and received $176,500. The Company issued a total of 17,650,000 warrants to purchase common stock at an exercise price of $0.10 per share. The warrants expire on December 31, 2014.

In 2012, the Company sold an aggregate of 27,000,000 shares of restricted common stock to one investor at a price of $0.01 per share and received $270,000. The Company issued a total of 27,000,000 warrants to purchase common stock at an exercise pric

\e of $0.10 per share in October 2012. The warrants expire on December 31, 2014.

Shares Issued to Employees and Directors

On November 22, 2013, the Board of Directors approved a resolution for the issuance of a total of 34,630,000 shares of the Company’s restricted common stock to directors and employees of the Company. The issuance was valued at $484,820 ($0.014 per share), which was the fair value of the Company’s common stock on the date of issuance.

On September 3, 2013, the Board of Directors approved a resolution for the issuance of 1,000,000 shares of the Company’s restricted common stock to an employee of the Company. The issuance was valued at $22,900 ($0.0229 per share), which was the fair value of the Company’s common stock on the date of issuance.

During October and December 2012, the Board of Directors approved resolutions for the issuance of a total of 26,875,000 shares of the Company’s restricted common stock to the Directors and Employees of the Company. The shares were valued at $569,400 ($0.022 and $0.014 per share), which was the fair value of the Company’s common stock on the date of issuance.

On February 3, 2012 the Board of Directors approved a resolution for the issuance of a total of 15,720,000 shares of the Company’s restricted common stock to the Directors and Employees of the Company. The issuance was valued at $259,380 ($0.0165 per share), which was the fair value of the Company’s common stock on the date of issuance.

Common Stock Issued for Services

During November, 2013, the Company issued 1,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for two months. The shares were valued at $0.0175 per share. The Company recorded an equity compensation charge of $17,500 during the year ended December 31, 2013.

During October, 2013, the Company issued 15,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for three months. The shares were valued at $0.0178 per share. The Company recorded an equity compensation charge of $267,000 during the year ended December 31, 2013.

During September, 2013, the Company issued 1,500,000 shares of the Company’s restricted common stock to a consultant for consulting services rendered. The shares were valued at $0.016 per share. The Company recorded an equity compensation charge of $24,000 during the year ended December 31, 2013.

During September, 2013, the Company issued a total of 1,500,000 shares of the Company’s restricted common stock to two consultants for consulting services rendered. The shares were valued at $0.0229 per share. The Company recorded an equity compensation charge of $34,350 during the year ended December 31, 2013.

During August, 2013, the Company issued a total of 6,000,000 shares of the Company’s restricted common stock to two consultants for investor relation services for six months. The shares were valued at $0.0173 per share. The Company recorded an equity compensation charge of $70,902 during the four months ended December 31, 2013. The remaining unrecognized compensation cost of $32,898 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of two months.

During August, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for one year. The shares were valued at $0.012 per share. The Company recorded an equity compensation charge of $8,351 during the four months ended December 31, 2013. The remaining unrecognized compensation cost of $15,649 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of eight months.

During August, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for six months. The shares were valued at $0.0056 per share. The Company recorded an equity compensation charge of $8,446 during the four and one half months ended December 31, 2013. The remaining unrecognized compensation cost of $2,754 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of one and half months.

During July, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for six months. The shares were valued at $0.0042 per share. The Company recorded an equity compensation charge of $8,400 during the year ended December 31, 2013.

During July, 2013, the Company issued 100,000 shares of the Company’s restricted common stock to a consultant for consulting services rendered. The shares were valued at $0.0042 per share. The Company recorded an equity compensation charge of $420 during the year ended December 31, 2013

During July 2013, the Company signed an agreement with a consultant for investor relation services for three months. A $30,000 convertible note convertible at $0.005 per share was also issued (See Note 5). The Company also paid a total of $10,000 cash and issued a total of 15,000,000 shares of company’s restricted common stocks. The shares were valued at $0.0057 per share. The Company recorded an equity compensation charge of $85,500 during the year ended December 31, 2013.

During June, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for six months. The shares were valued at $0.0042 per share. The Company recorded an equity compensation charge of $8,400 during the year ended December 31, 2013.

During May, 2013, the Company issued 1,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for six months. The shares were valued at $0.0053 per share. The Company recorded an equity compensation charge of $5,300 in May 2013.

During February, 2013, the Company issued 8,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for a year. The shares were valued at $0.008 per share. The Company recorded an equity compensation charge of $61,019 during the year ended December 31, 2013. The remaining unrecognized compensation cost of $2,981 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of one half month.

During February 2013, the Company issued 1,500,000 shares of the Company’s restricted common stock to a consultant for investor relation services for two months. The shares were valued at $0.007 per share. The Company recorded an equity compensation charge of $10,500 during the year ended December 31, 2013.

During February 2013, the Company issued a total of 3,000,000 shares of the Company’s restricted common stock to three consultants for marketing services for six months. The shares were valued at $0.009 per share. The Company recorded an equity compensation charge of $27,000 during the year ended December 31, 2013.

During January, 2013, the Company issued 10,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for a year. The shares were valued at $0.005 per share. The Company recorded an equity compensation charge of $50,000 during the year ended December 31, 2013.

On December 14, 2012 the Company issued a total of 1,000,000 shares of the Company’s restricted common stock to Roetzell & Andress for legal services for a one year term. The shares were valued at $0.014 per share. The Company recorded a prepaid equity compensation charge of $14,000 during the year ended December 31, 2012, and recognized an equity compensation charge of $14,000 during the year ended December 31, 2013.

During October, 2012 the Company issued a total of 15,100,000 shares of the Company’s restricted common stock to five consultants for marketing services for six months terms. The shares were valued at $0.0125 per share. The Company recorded an equity compensation charge of $108,534 and $80,216 during the year ended December 31, 2013 and year ended December 31, 2012.

During December, 2012 the Company issued 500,000 shares of the Company’s restricted common stock to a consultant for real estate consulting services for a six months term. The shares were valued at $0.0125 per share. The Company recorded an equity compensation charge of $1,042 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $5,208 was recognized during the year ended December 31, 2013.

During August, 2012 the Company issued 3,000,000 shares of the Company’s restricted common stock to JPU Ventures, Inc. under agreement dated August 13, 2012. The agreement was for investor relations services for a nine months term. The shares were valued at $0.0125 per share. The Company recorded an equity compensation charge of $21,875 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $15,625 was recognized by the Company during the year ended December 31, 2013.

On October 1, 2012, the Company issued 5,500,000 shares of the Company’s restricted common stock under the amended agreement with Mark Bergman, a consultant. The contract is for six months term. The shares were valued at $0.0125 per share. The Company recorded an equity compensation charge of $28,646 and $40,104 for the agreement during the year ended December 31, 2013 and the year ended December 31, 2012.

During October, 2012, the Company entered into an agreement for investor relations services with a Consultant. The contract was for a six months term and calls for the issuance of 1,000,000 shares of restricted common stock. The share was valued at $0.0125 per share. The Company recorded an equity compensation charge of $8,697 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $3,533 was recognized by the Company during the year ended December 31, 2013.

On February 22, 2012 the Company engaged Capital Path Securities, LLC (“CPS”) as its exclusive advisor on a proposed placement by way of an equity line of approximately $10,000,000 of the Company’s equity or equity linked securities. All upfront fees have been waived by CPS. The Company will pay CPS a cash placement fee equal to 5% of all principal amounts invested from the source originated by CPS. In addition, 10,000,000 restricted shares were issued on October 26, 2012, and valued at $0.0125 per share. The Company recorded an equity compensation charge of $151,375 during the year ended December 31, 2012. The remaining unrecognized compensation cost of $21,625 and 125,000 non-vested shares was recognized by the Company during the year ended December 31, 2013.

Common Stock Issued for Debt Modification

On April 30, 2013, the Company amended the maturity dates of two notes of $250,000 each (aggregating $500,000) from two non-related parties to November 3, 2013. The Company issued a total of 4,000,000 restricted shares to the note holders in connection with the amendment at a fair value of $20,800.

On October 30, 2013 and November 1, 2013, the parties amended the note of $75,000 and $150,000 to further extend the maturity dates to May 3, 2014 and August 3, 2014. The Company issued a total of 500,000 and 1,250,000 restricted shares to the note holders in connection with the amendment at a fair value of $9,500 and $13,750, respectively (See Note 5).

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

Common Stock Issued with Promissory Note

In July 2013, in connection with the issuance of this promissory note to Michael McDonald Trust in the amount of $75,000 which is due in six months from the funding of the note, the Company issued 1,000,000 shares of the Company's common stocks. The Company has recorded a debt discount in the amount of $3,977 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $3,977 was amortized over the term of the debt.  Amortization for the year ended December 31, 2013 was $3,977 (See Note 5).

Common Stock Held in Escrow

On July 27, 2011 the Company issued 5,714,286 shares of free trading common stock in certificate form which is held in escrow as security under an agreement reached with Liquid Packaging Resources, Inc. (“LPR”) on August 2, 2011(See note 3 and 5).

Common Stock Issued for Settlement of Accounts Payable & Debt

Following the agreements with Coventry Enterprises, LLC (see Note 3) for $80,000, Coventry made the following conversions for a total of 15,119,481 shares of the company’s restricted stock during the first quarter of 2013 satisfying the notes in full and recorded a loss of $65,039 (See note 3):

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

Following the agreement with Coventry Enterprises, LLC (see Note 5) for $60,000, Coventry made the conversion for a total of 27,272,727 shares of the company’s restricted stock during the second quarter of 2013 satisfying the notes in full with a fair value of $167,495. The Company recorded a loss of $2,200 (See note 5).

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

On September 16, 2013, one of the non-related party promissory note holders accepted a total of 8,472,750 shares of the Company’s restricted common stock as a repayment to discharge $25,000 of his outstanding loan and accrued interest of $11,120 with the Company (See note 5). The Company recorded a loss of $90,971 on the settlement date.

On November 25, 2013, one of the non-related party promissory note holders accepted a total of 4,360,000 shares of the Company’s restricted common stock as a repayment to discharge $25,000 of his outstanding loan and accrued interest of $11,956 with the Company (See note 5). The Company recorded a loss of $28,444 on the settlement date.

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

During August and September, 2013, the Company issued 3,000,000 shares of the company’s restricted stock to settle the outstanding accounts payable in aggregate of $38,528 with two vendors. The shares were valued at $0.018 per share. The Company recorded a loss of $15,472 (See Note 3).

During September, 2013, the Company issued 25,000,000 shares of the company’s restricted stock and 25,000,000 warrants to purchase stock at an exercise price of $0.030 to settle the outstanding accounts payable of $112,621. The shares were valued at $0.015 per share. The Company recorded a loss of $505,525 (See Note 3).

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

During December 2013, the Company issued a total of 10,000,000 warrants to purchase common stock at an exercise price of $0.03 per share in connection with the private placement offerings. The warrants expire on December 31, 2015 (See note 6).

During October and November 2013, the Company issued a total of 1,000,000 warrants to purchase common stock at an exercise price of $0.10 per share in connection with the private placement offerings. The warrants expire on December 31, 2014 (See note 6).

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

During June, 2013, 25,000,000 warrants to purchase stock at an exercise price of $0.10 per share were issued to CEO, Mr. Deitsch in exchange of notes payable. The warrants expire on December 31, 2014 (See note 4).

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the year ended December 31, 2013 and 2012:

	Number of shares	Weighted average exercise price
Balance December 31, 2011	47,921,667	$0.10
Exercised	-	-
Issued	54,650,000	$0.10
Forfeited/Expired	(45,315,000)	-
Balance December 31, 2012	57,256,667	$0.10
Exercised	-	-
Issued	98,600,000	$0.01 – 0.10
Forfeited	(940,000)	-
Balance December 31, 2013	154,916,667	$0.082

The following table summarizes information about fixed-price warrants outstanding as of December 31, 2013 and 2012:

	Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2013	$0.01-0.10	154,916,667	1.97 years	$0.082
2012	$0.10-0.15	57,256,667	2.04 years	$0.10

As of December 31, 2013, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0075, closing stock price of our common stock on December 31, 2013.There were no in-the-money warrants at December 31, 2013.

8. INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2013 and 2012, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 8.84% for California State Corporate Taxes, the blended rate used was 39.83%), are approximately as follows:

	December 31,
	2013	2012

Computed "expected" tax expense (benefit) - Federal	$(1,346,076)	$(1,115,374)
Computed "expected" tax expense (benefit) - State	(322,564)	(318,119)
Stock-based compensation	558,448	674,914
Change in fair value of derivatives	452,390	159,500
Change in valuation allowance	657,802	599,079
	$-	$-

Current portion of net deferred income tax assets:	2013	2012

Allowance for doubtful accounts	$242,000	$242,000
Reserve for inventory obsolescence	313,925	313,925
Accrued salary	101,877	43,154
Subtotal	657,802	599,079
Valuation allowance	(657,802)	(599,079)
Current net deferred income tax asset	$-	$-

Non- current portion of net deferred income tax asset
Net operating loss carryforwards	$6,232,881	$5,575,079
Valuation allowance	(6,232,881)	(5,575,079)
Non-current net deferred income tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have provided a valuation allowance to fully reserve such assets.

As of December 31, 2013, the Company has net operating loss carryforwards of approximately $15,580,000 available to offset future taxable income in various years through December 31, 2033.  The significant difference between such net operating loss carryforwards and our accumulated deficit of approximately $41,987,000 results primarily from stock based compensation which is considered to be a permanent difference.

The valuation allowances increased by approximately $658,000 and $599,000 for the years ended December 31, 2013 and 2012, respectively. The Company’s 2011 to 2013 tax returns are subject to examination by Internal Revenue Services and State Taxing Agency’s.

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

Future minimum payments under these lease agreements, including the extension period, are approximately as follows:

Years ended December 31,	Amounts
2014	$116,345
2015	120,218
2016	79,892
2017	45,249
Total	$361,704

Rent expense in 2013 and 2012 approximated $114,889 and $183,000, respectively.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of December 31, 2013 LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action which, if successful, would avoid the case being converted into an actual bankruptcy action. On September 30, 2013, the Company entered into a Settlement Agreement with the Petitioners, which is effective upon the court dismissal of the action. In full and final satisfaction of all claims, the Company settled the Agreement with the Petitioners for a total sum of $350,000.  $35,000 has been paid and a second lump sum payment is due within 8 months from the date the court dismissed the action (See Note 10).

Laurence N. Raymond v. Receptopharm, Inc. et al.

On December 30, 2011 Laurence N. Raymond ("Raymond") brought the case against Receptopharm, Inc. ("Receptopharm") and Nutra Pharma to recover approximately $300,000 that was allegedly either loaned to Receptopharm or owing to Raymond pursuant to an oral employment agreement. Dr. Raymond is one of the petitioning creditors that brought the above-described involuntary bankruptcy action. The settlement agreement reached in that action fully resolves all claims between the parties and specifies that this action will be dismissed immediately upon the full settlement payments, pursuant to a confidential settlement agreement.

 Paul F. Reid v, Harold H. Rumph et al.

On December 28, 2011 Paul F. Reid ("Reid") brought the case against Harold H. Rumph ("Rumph"), Receptopharm, and Nutra Pharma to recover approximately $330,000 that was allegedly either loaned to Receptopharm or owing to Reid pursuant to an oral employment agreement. Dr. Reid is one of the petitioning creditors that brought the above-described involuntary bankruptcy action. The settlement agreement reached in that action fully resolves all claims between the parties and specifies that this action will be dismissed immediately upon the full settlement payments, pursuant to a confidential settlement agreement.

10. SUBSEQUENT EVENTS

Private Placements of Common Stock

In January 2014, the Company sold 12,000,000 shares of restricted common stock to an investor at a price per share of $0.005 and received proceeds of $60,000. The Company issued 12,000,000 warrants to purchase common stock at an exercise price of $0.03 per share. The warrants expire on December 31, 2015.

Common Stock Issued for Debt Modification and Default

On January 17, 2014, the Company issued a total of 1,000,000 restricted shares to the Michael McDonald Trust due to the default on repayment of the promissory note of $75,000. The shares were valued at a fair value of $9,900.

Common Stock Issued for Debt Conversions

Following the agreements with Coventry Enterprises, LLC for $70,000 in September 2013, Coventry converted the $60,000 of the note for a total of 15,584,415 shares of the company’s restricted stock during on March 12, 2014. The remaining balance of the note is $10,000.

Following the agreements with Coventry Enterprises, LLC for $100,000 in September 2013, Coventry converted the $90,000 of the note for a total of 23,376,623 shares of the company’s restricted stock during on March 12, 2014. The remaining balance of the note is $10,000.

Officer Loans

During January through March 2014, the Company received additional advances from our President and CEO, Rik Deitsch, in the amount of $16,008 and repaid Mr. Deitsch $14,600. These funds are unsecured, bearing interest at 4% and due on demand.

Involuntary Petition of Bankruptcy

On September 30, 2013, the Company entered into a Settlement Agreement with the Petitioners, which is effective upon the court dismissal of the action. In full and final satisfaction of all claims, the Company settled the Agreement with the Petitioners for a total sum of $350,000.  $35,000 has been paid and a second lump sum payment is due within 8 months from February 12, 2014, the date the court dismissed the action. The Parties executed mutual releases exclusive of releases under the Settlement Agreement (See Note 9).

