Form 10-Q
period 2014-03-31
NUTRA PHARMA CORP
filed 2014-05-20
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of May 20, 2014 there was 1,126,123,114 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending March 31, 2014, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

NUTRA PHARMA CORP.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$10,362	$4,640
Accounts receivable	18,728	11,141
Inventory	5,000	5,000
Prepaid expenses and other current assets	30,410	68,091
Total current assets	64,500	88,872

Property and equipment, net	20,789	24,534
Other assets	15,955	15,955
Total assets	$101,244	$129,361

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,104,577	$1,019,130
Accrued expenses	967,663	957,682
Due to officers	703,222	689,588
Derivative warrant liability	250,049	323,172
Other debt	1,018,996	1,359,238
Total current liabilities	4,044,507	4,348,810
Convertible debts	30,000	-
Total liabilities	4,074,507	4,348,810

Commitments and Contingencies (See Note 7)	-	-

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 1,062,274,057 and 1,004,313,019 shares issued and outstanding at March 31, 2014 and December 31, 2013	1,062,273	1,003,062
Additional paid-in capital	37,158,193	36,764,309
Accumulated deficit	(42,193,729)	(41,986,820)
Total stockholders' deficit	(3,973,263)	(4,219,449)
Total liabilities and stockholders' deficit	$101,244	$129,361

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net sales	$54,753	$22,556
Cost of sales	8,011	7,254
Gross profit	46,742	15,302

Operating expenses:
Selling, general and administrative - including stock based compensation of $44,552 and $195,327, respectively	274,688	347,150
Total other costs and expenses	274,688	347,150
Net Loss from Operations	(227,946)	(331,848)

Other Expenses
Interest expense	(30,508)	(39,213)
Change in fair value of derivatives	51,545	(37,199)
Loss on settlement of debt and accounts payable, net	-	(65,039)
	21,037	(141,451)
Net loss before income taxes	(206,909)	(473,299)
Provision for income taxes	-	-
Net loss	$(206,909)	$(473,299)
`
Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	1,024,480,984	578,614,296

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(206,909)	$(473,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of accounts payable	-	65,039
Depreciation and amortization	3,745	3,746
Stock-based compensation	44,552	195,327
Stock issued for loan extension	31,275	-
Change in fair value of derivative	(51,545)	37,199
In-kind contribution of interest	-	7,805
Changes in operating assets and liabilities:
Increase in accounts receivables	(7,587)	(5,917)
Increase in prepaid expenses and other assets	(6,871)	(6,429)
Increase in accounts payable	85,447	90,077
Increase in accrued expenses	17,351	22,377
Net cash used in operating activities	(90,542)	(64,075)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Common stock sold for cash	60,000	-
Loans from officers	25,664	38,816
Repayment of officers loans	(19,400)	(2,300)
Proceeds from convertible notes	30,000	20,000
Net cash provided by financing activities	96,264	56,516

Net (decrease) increase in cash	5,722	(7,559)

Cash - beginning of period	4,640	7,559

Cash - end of period	$10,362	$-

Supplemental Cash Flow Information:
Cash paid for interest	$9,513	$12,417
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:
Shares issued to satisfy debt	$361,820	$120,543

See the accompanying notes to the condensed consolidated financial statements.

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Unaudited Financial Statements
March 31, 2014

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

Basis of Presentation and Consolidation

The Condensed Consolidated Unaudited Financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year. Therefore, the interim Condensed Consolidated Unaudited Financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K.

The accompanying Condensed Consolidated Unaudited Financial statements include the results of Nutra Pharma and its wholly-owned subsidiaries Designer Diagnostics Inc. and ReceptoPharm (collectively "the Company", “us”, “we” or “our”). We operate as one reportable segment. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern

Our condensed consolidated unaudited financial statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $42,193,729 at March 31, 2014. In addition, we had respective working capital and stockholders’ deficits at March 31, 2014 of $3,980,007 and $3,973,263, respectively.

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

As of March 31, 2014, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

The Company collects 100% of the cash proceeds from the sale of its product by its distributor, remits the portion of the profits earned by the distributor and records the net as a sale. In the quarter ended March 31, 2014, the Company collected $135,365 in gross receipts and recorded $54,753 as net sales.

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

Inventories

Inventories, which are stated at the lower of average cost or market, and consist mostly of raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand.  If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs are charged to cost of goods sold.  We performed evaluations of our inventory at March 31, 2014and determined no allowance needs to be recorded.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. For the three months ended March 31, 2014, there were no sales concentrations; the Company purchased 100% of its venom from one vendor.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. For complex embedded derivatives, the Company uses a Dilution-Adjusted Black-Scholes method to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current liabilities.

Property and Equipment and Long-Lived Assets

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 3 – 7 years.

Property and equipment consists of the following at March 31, 2014 and December 31, 2013,

	March 31, 2014	December 31, 2013

Computer equipment	$21,918	$21,918
Furniture and fixtures	34,757	34,757
Lab equipment	42,129	42,129
Telephone equipment	12,421	12,421
Office equipment – other	2,629	2,629
Leasehold improvements	67,417	67,417
Total	181,271	181,271
Less: Accumulated depreciation and amortization	(160,482)	(156,737)

Property and equipment, net	$20,789	$24,534

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At March 31, 2014, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the three months ended March 31, 2014 and 2013 was $3,745 and $3,746, respectively.

Advertising

All advertising costs are expensed as incurred.  Advertising costs were approximately $794 and $0 for the three months ended March 31, 2014 and 2013, respectively.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position.  As of December 31, 2013, we do not believe we have a need to record any liabilities for  uncertain tax positions or provisions for interest or penalties related to such  positions.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of March 31, 2014 and 2013, the following items were not included in dilutive loss as the effect is anti-dilutive:

	March 31, 2014	March 31, 2013
Options and warrants	166,916,667	59,856,667
Convertible notes payable	69,187,476	86,517,657
Total	236,104,143	146,374,324

Reclassifications

Certain amounts in the 2013 Condensed Consolidated Unaudited Financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

We have determined that all recently issued but not yet effective accounting standards will not have a material impact on our Condensed consolidated unaudited financial statements.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of March 31, 2014 and December 31, 2013:

	Fair Value Measurements at March 31, 2014
Liabilities:	Total	Level 1	Level 2	Level 3

Warrant liability	$250,049	$-	$-	$250,049
Convertible notes at fair value	$456,814	$-	$-	$456,814

	Fair Value Measurements at December 31, 2013
Liabilities:	Total	Level 1	Level 2	Level 3

Warrant liability	$323,172	$-	$-	$323,172
Convertible notes at fair value	$767,056	$-	$-	$767,056

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the three months ended March 31, 2014:

Description	March 31, 2014

Beginning balance	$323,172
Purchases, issuances, and settlements	-
Day one loss on value of hybrid instrument	-
Total gain included in earnings (1)	(73,123)

Ending balance	$250,049

(1) The gain or loss related to the revaluation of our warrant liability is included in “Change in fair value of derivatives” in the accompanying consolidated statement of operations.

The Company values its warrants using a Dilution-Adjusted Black-Scholes Model.  Assumptions used include (1) 0.13% to 1.75% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 124% to 236% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted (See note 4).

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of March 31, 2014:

Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face		Default	Anti-Dilution		Look-back
			Interest	Adjusted
Issuance Year	Amount	Interest Rate	Rate	Price	%	Period
2014	456,814	8%- 20%	n/a	$0.0033- $0.0057	50%- 85%	10 to 30 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the three months ended March 31, 2014 for the Convertible Notes:

March 31, 2014
Description
Beginning balance	$767,056
Purchases, issuances, and settlements	30,000
Day one loss on value of hybrid instrument	18,104
(Gain) loss from change in fair value	3,474
Conversion to common stock	(361,820)
Ending balance	$456,814

3. DUE TO OFFICERS

At March 31, 2014 and December 31, 2013, the balance due to officers consisted of the following:

	March 31, 2014	December 31, 2013

An unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. The loan balance at March 31, 2014 and December 31, 2013, respectively, includes accrued interest payable of $355,317 and $349,466.	$578,514	$566,399

A loan from Paul Reid, the former President of ReceptoPharm bearing interest at a rate of 5% per annum, due on demand and secured by certain intellectual property of ReceptoPharm having a zero cost at March 31, 2014 and December 31, 2013. The accrued interest at March 31, 2014 and December 31, 2013 was $44,882 and $43,363, respectively.	124,708	123,189

Ending balances	$703,222	$689,588

During the three months ended March 31, 2014, we borrowed $25,664 and repaid $19,400 to Mr. Deitsch. On April 10, 2014, Mr. Deitsch accepted a total of 50,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan (See note 8).

4. OTHER DEBT

Other debt (Both short-term and long term) consists of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Note payable – Related Party (1)	$180,000	$180,000
Notes payable – Non Related Parties (2)	412,182	412,182
Convertible notes payable-short term, at fair value (3)	415,340	767,056
Convertible notes payable-long term, at fair value (4)	41,474	-

Ending balances	$1,048,996	$1,359,238

At March 31, 2014, the balance of $1,048,996 consisted of the followings:

(1)
During the third quarter of 2010 we borrowed $200,000 from one of our directors. We repaid $10,000 each (total $20,000) during the third quarter of 2012 and 2013. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. At March 31, 2014, we owed this director accrued interest of $130,262.

(2)	At March 31, 2014, the balance of $412,182 consisted of the following loans:

•
In July 2013, the Company issued a promissory note to the Michael McDonald Trust in the amount of $75,000 bearing interest at a rate of 2% per month. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 1,000,000 shares of the Company's common stock (See note 5). The Company has recorded a debt discount in the amount of $3,977 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $3,977 was fully amortized over the term of the debt at December 31, 2013. We are in default regarding this loan. An additional 1,000,000 shares were issued in January 2014 with a fair value at $9,900 (See Note 5) due to the default.  At March 31, 2014, we owed Michael McDonald accrued interest of $13,500.

•
On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), the Company agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments and on January 26, 2012, we signed the first amendment to the settlement agreement where under we agreed to pay $175,000 which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). The Company repaid $25,000 during the three months ended March 31, 2012. The Company did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 5,714,326 shares of the Company’s free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000).  The $100,000 default was expensed during 2012.  LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in October 2012. The debt has reverted back to the Company (See note 7).

•	As of March 31, 2014, the Company owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to the Company .

(3)	At March 31, 2014, the balance of $415,340 consisted of the following short term convertible loans:

•
In September and October 2011, the Company borrowed $250,000 each (aggregating $500,000) from two non-related parties.  The principal of these loans were to be repaid with a balloon payment on or before October 1, 2012. On October 19, 2012 the parties amended the notes to extend the due date to May 1, 2013 and include a conversion feature that would allow the holders to convert some or all of their outstanding notes into restricted Company stock at a 15% discount to the average closing market price of the Company's stock traded over the previous 10 days. Interest on these loans is payable monthly beginning in November 2011 with interest calculated at 20% and 12%, each, respectively. At March 31, 2014, the accrued interest payable was $6,664.

During year ended December 31, 2013, one of the Note holders made conversions of a total of 34,254,004 shares of the company’s restricted stock satisfying the notes in the amount of $125,000 with a fair value of $317,391 on the date of conversion. During August and September, 2013, $150,000 of the debts were assigned to three non-related parties in the form of a Convertible Redeemable Note bearing interest of 8% annum with a conversion price for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during the 15 to 20 trading days immediately preceding the Conversion Date. Following the assignments, the conversions for a total of 64,052,862 shares of the company’s restricted stock were made in satisfying the notes of $150,000 at the fair value of $475,519 (See note 5). The maturity date of the two convertible notes payable of $75,000 and $150,000 were amended to May 3, 2014 and August 3, 2014, respectively. On April 30, 2014, the maturity date of May 3, 2014 was further amended to November 3, 2014.  The Company issued a total of 500,000 restricted shares to the note holder in connection with the amendment at a fair value of $1,950 (See note 8).

 At March 31, 2014, the remaining balance of these two convertible notes payable of $75,000 and $150,000 were recorded at a fair value of $84,650 and $177,033, respectively.

•
On July 10, 2013, the Company issued a Convertible Debentures in the amount of $30,000 to Christopher Castaldo in connection with the agreement for investor relation services. The note carries interest at 8% and is due on January 10, 2014. The note’s holder has the right to convert the note and accrued interest into shares of Common Stock at a price of $0.005. The Company continued to accrue the interest at 8% after the note was in default. On February 26, 2014, the conversion for a total of 6,000,000 shares of the company’s restricted stock was made in satisfying the note in full with a fair value of $51,060 (See Note 5).

•
On October 10, 2013, the Company issued a Convertible Debentures in the amount of $30,000 to Christopher Castaldo in connection with the agreement for investor relation services. The note carries interest at 8% and is due on April 10, 2014. The note’s holder has the right to convert the note into shares of Common Stock at a price of $0.005. The Note for $30,000 is currently in default. At March 31, 2014, the convertible note payable, at fair value, was recorded at $38,466.

•
On September 3, 2013, the Company issued a Convertible Debenture in the amount of $100,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 10% and is due on September 3, 2014, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price lesser of $.018, or (ii) fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding  the conversion date. Coventry made a conversion of a total of 23,376,623 shares of the company’s restricted stock satisfying $90,000 of the notes with a fair value of $187,119 on March 11, 2014 (See note 5). At March 31, 2014, the remaining balance of the convertible note payable of $10,000, at fair value, was recorded at $17,754.

In connection with the issuances of the Note, the Company also granted five-year warrants to purchase an aggregate of 20,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $112,118 using the Black-Scholes method at the March 31, 2014.

•
On September 12, 2013, the Company issued a Convertible Debenture in the amount of $70,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 10% and is due on September 12, 2014, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price lesser of $.02, or (ii) fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding  the conversion date. Coventry made a conversion of a total of 15,584,415 shares of the company’s restricted stock satisfying $60,000 of the notes with a fair value of $123,641 on March 12, 2014 (See note 5). At March 31, 2014, the remaining balance of the convertible note payable of $10,000, at fair value, was recorded at $17,774.

In connection with the issuances of the Note, the Company also granted five-year warrants to purchase an aggregate of 15,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $84,221 using the Black-Scholes method at March 31, 2014.

•
On October 7, 2013, the Company signed a secured convertible Promissory Note in the amount of $35,000 in favor of Southridge Partners II, LLC. The note was due on demand and carries interest at 10% annum. Southridge Partners II, LLC was entitled to convert the principal into shares of common stock  at the lesser of $0.015 or a 50% discount from the lowest closing bid price in the 30 trading days prior to the day that the conversion is requested; and interest accrued  was entitled to convert into shares of common stock at $0.001. In the evaluation of these financing arrangements, the Company concluded that these conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events that are not associated with the convertible note payable. At March 31, 2014, this convertible note payable, at fair value, was recorded at $79,663. Southridge converted the note in full for a total of 13,349,057 shares of the company’s restricted stock on April 7, 2014 (See note 8).

(4)
On March 19, 2014, the Company issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. During the three months ended March 31, 2014, the Company recorded the first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014.  The notes carry interest at 8% and are due on the date that is two years from the execution and funding of the note.  The note holders have the right to convert the notes into shares of Common Stock at a price of $0.005. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $18,104. At March 31, 2014, these convertible notes payable, at fair value, was recorded at $41,474.

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

Furthermore, there are additional events that could cause the lender to be due additional shares of common stock above and beyond the shares due from a conversion. Some of these events include, but are not limited to a merger or consolidation of the Company, dividend distribution or spin off, dilutive issuances of the Company’s stock, etc. If the lender receives additional shares of the Company’s commons stock due to any of the foregoing events or for other reasons, then this may have an extremely dilutive effect on the shareholders of the Company. Such dilution would likely result in a significant drop in the per share price of the Company’s common stock. The potential dilutive nature of this note presents a very high degree of risk to the Company and its shareholders

5. STOCKHOLDERS' DEFICIT

Private Placements of Common Stock

In January 2014, the Company sold 12,000,000 shares of restricted common stock to an investor at a price per share of $0.005 and received proceeds of $60,000. The Company issued 12,000,000 warrants to purchase common stock at an exercise price of $0.03 per share. The warrants expire on December 31, 2015(See note 6).

Common Stock Issued for Services

During August, 2013, the Company issued a total of 6,000,000 shares of the Company’s restricted common stock to two consultants for investor relation services for six months. The shares were valued at $0.0173 per share. The Company recorded an equity compensation charge of $70,902 during the four months ended December 31, 2013, and the remaining compensation cost of $32,899 was recognized by the Company during the three months ended March 31, 2014.

During August, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for one year. The shares were valued at $0.012 per share. The Company recorded an equity compensation charge of $8,351 during the four months ended December 31, 2013 and $5,918 during the three months ended March 31, 2014. The remaining unrecognized compensation cost of $9,731 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of five months.

During August, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for six months. The shares were valued at $0.0056 per share. The Company recorded an equity compensation charge of $8,446 during the four and one half months ended December 31, 2013, and the remaining compensation cost of $2,754 was recognized by the Company during the three months ended March 31, 2014.

During February, 2013, the Company issued 8,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for a year. The shares were valued at $0.008 per share. The Company recorded an equity compensation charge of $61,019 during the year ended December 31, 2013. The remaining compensation cost of $2,981 was recognized by the Company during the three months ended March 31, 2014.

Common Stock Issued for Debt Default

On January 17, 2014, the Company issued a total of 1,000,000 restricted shares to the Michael McDonald Trust due to the default on repayment of the promissory note of $75,000. The shares were valued at a fair value of $9,900.

Common Stock Issued for Settlement of Debt

Following the agreements with Castaldo (see Note 3) for $30,000 in July 2013, Castaldo made the conversion for a total of 6,000,000 shares of the company’s restricted stock satisfying the note in full with a fair value of $51,060 on February 26, 2014 (See Note 4).

Following the agreements with Coventry Enterprises, LLC (see Note 3) for $100,000 and $70,000 in September 2013, Coventry made the following conversions for a total of 38,961,038 shares of the companys restricted stock during the first quarter of 2014 satisfying $150,000 of the Notes (See note 4):

Date	Number of shares converted	Fair Value of Debt Converted
March 11, 2014	23,376,623	$187,119
March 12, 2014	15,584,415	$123,641

6. STOCK OPTIONS AND WARRANTS

Common Stock Warrants

From time to time, we issue warrants to purchase our common stock. These warrants have been issued for cash in conjunction with the private placement of shares of our common stock.

During January 2014, the Company issued a total of 12,000,000 warrants to purchase common stock at an exercise price of $0.03 per share in connection with the private placement offerings. The warrants expire on December 31, 2015 (See note 5).

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the year ended March 31, 2014:

	Number of shares	Weighted average exercise price
Balance December 31, 2013	154,916,667	$0.082
Exercised	-	-
Issued	12,000,000	$0.03
Forfeited	-	-
Balance March 31, 2014	166,916,667	$0.064

The following table summarizes information about fixed-price warrants outstanding as of March 31, 2014:

Weighted
			Average	Weighted
		Number	Contractual	Average
	Exercise Price	Outstanding	Life	Exercise Price
1.72
2014	$0.01-0.10	166,916,667	years	$0.064

As of March 31, 2014, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0064, closing stock price of our common stock on March 31, 2014.There were no in-the-money warrants at March 31, 2014.

7. COMMITMENTS AND CONTINGENCIES

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

We incurred rent expense of $29,669 and $34,780 during three months ended March 31, 2014 and 2013

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of March 31, 2014, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

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

8.  SUBSEQUENT EVENTS

Common Stock Issued for Debt Modification

On April 30, 2014, the Company amended the maturity dates of notes $75,000 from a non-related party to November 3, 2014. The Company issued a total of 500,000 restricted shares to the note holder per the amendment. The shares were valued at a fair value of $1,950(See note 4).

Common Stock Issued for Debt Conversions

Following the agreement with Southridge Partners II, LLC for $35,000 in October 2013, Southridge converted the the note in full for a total of 13,349,057 shares of the Company’s restricted stock on April 7, 2014(See note 4).

Convertible Notes

On April 9, 2014, the Company issued a Convertible Debenture in the amount of $20,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 10% and is due on April 9, 2015, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price lesser of $.02, or (ii) fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding  the conversion date.  In connection with the issuances of the Note, the Company also granted five-year warrants to purchase an aggregate of 4,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share.

Officer Loans

During April through May 15, 2014, the Company received additional advances from our President and CEO, Rik Deitsch and the company controlled by him, in the amount of $8,022 and repaid Mr. Deitsch $1,300. These funds are unsecured, bearing interest at 4% and due on demand. On April 10, 2014, Mr. Deitsch accepted a total of 50,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan to the Company (See note 3).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the first quarter of 2014 has focused upon marketing our fully developed three homeopathic drugs for the treatment of pain:

•	Cobroxin®, an over the counter pain reliever designed to treat moderate to severe (Stage 2) chronic pain; and

•	Nyloxin® (Stage 2 Pain)

●	Nyloxin® Extra Strength (Stage 3 Pain).

We will continue this focus during the remainder of 2014.

During our first quarter of 2014 and thereafter, the following has occurred:

On January 7, we announced that we had begun shipping the initial product orders to MyNyloxin, a new company that has the exclusive rights to market and distribute our over-the-counter (OTC) pain reliever, Nyloxin®, in the Network Marketing channel. We had previously announced the launch of the MyNyloxin website that allows for product sales and information as well as allowing distributors to sign up and view the Network Marketing opportunity.

On April 3, we announced that MyNyloxin.com had signed an agreement that creates the MyNyloxin Telemarketing Division (MTD). MTD would began their telemarketing campaign on April 7 to identify customers for Nyloxin® as well as potential Distributors for MyNyloxin.com.

On April 22, 2014, we announced that we are seeking GSA (Government Services Administration) Certification in order to supply a specially formulated Military Strength Nyloxin® to the Department of Defense (DoD) and Veterans Affairs Hospitals (VA).

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

In November 2009, XenaCare began selling Cobroxin® to brick-and-mortar retailers, including distribution to CVS in March 2010 and Walgreens in May 2010. On April 1, 2011, we notified our Cobroxin® Distributor, XenaCare that they were in breach of our agreement. As a result of this, the distribution agreement was terminated effective April 10, 2011. XenaCare had a large stock of the product that they had ordered from us and we have allowed them to continue to market their existing inventory of Cobroxin®. In October, 2011 we discontinued their website at www.Cobroxin.com. All current traffic to that website is now redirected to www.Nyloxin.com. On June 10, 2013, we announced a new licensing agreement for the distribution of Cobroxin® with Cobra Pharmaceuticals, LLC. They had expected to begin a direct response campaign by the first quarter of 2014, but have not yet started and have not yet ordered any product for production. If Cobra Pharmaceuticals does not meet minimum orders by first quarter of 2015, they will lose their rights to the product and we may seek other potential distributors for Cobroxin®.

Cobroxin® was available as a two ounce topical gel for treating joint pain and pain associated with arthritis and repetitive stress, and as a one ounce oral spray for treating lower back pain, migraines, neck aches, shoulder pain, cramps, and neuropathic pain. Both the topical gel and oral spray are packaged and sold as a one-month supply.

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

In December of 2013, we announced an agreement with MyNyloxin.com for the exclusive rights to market and distribute Nyloxin® in the Network Marketing channel. MyNyloxin.com provides a business opportunity to their Distributors to earn commissions on the sale of our products through their Distributor groups. In January of 2014, we announced the first product shipments to the MyNyloxin Independent Entrepreneurs (MIEs). MyNyloxin conducts webinars, conference calls and live meetings to support recruitment of new MIEs as well as to provide product and business education. In April of 2014, we announced that MyNyloxin.com had signed an agreement that creates the MyNyloxin Telemarketing Division (MTD). MTD began their telemarketing campaign on April 7 to identify customers for Nyloxin® as well as potential Distributors for MyNyloxin.com.

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

Nyloxin® Military Strength

In December 2012, we announced the availability of Nyloxin® Military Strength for sale to the United States Military and Veteran's Administration. Over the past few years, the U.S. Department of Defense has been reporting an increase in the use and abuse of prescription medications, particularly opiates. In 2009, close to 3.8 million prescriptions for pain relievers were written in the military. This staggering number was more than a 400% increase from the number of prescriptions written in the military in 2001. But prescription drugs are not the only issue. The most common and seemingly harmless way to treat pain is with non steroidal, anti-inflammatory drugs (NSAIDS). But there are risks. Overuse can cause nausea, vomiting, diarrhea, heartburn, ulcers and internal bleeding. In severe cases chest pain, heart failure, kidney dysfunction and life-threatening allergic reactions can occur. It is reported that approximately 7,600 people in America die from NSAID use and some 78,000 are hospitalized. Ibuprofen, also an NSAID has been of particular concern in the military. The terms “Ranger Candy” and “Military Candy” refer to the service men and women who are said to use 800mg doses of Ibuprofen to control their pain. But when taking anti-inflammatory Ibuprofen in high doses for chronic pain, there is potential for critical health risks; abuse can lead to serious stomach problems, internal bleeding and even kidney failure. There are significantly greater health risks when abuse of this drug is combined with alcohol intake. Our goal is that with Nyloxin, we can greatly reduce the instances of opiate abuse and overuse of NSAIDS in high risk groups like the US military. The Nyloxin® Military Strength represents the strongest version of Nyloxin® available and is approximately twice as strong as Nyloxin® Extra Strength. We are working with outside consultants to register Nyloxin® Military Strength and the other Nyloxin® products for sale to the US government and the various arms of the military as well as the Veteran's Administration. On April 22, 2014, we announced that we are seeking GSA (Government Services Administration) Certification in order to supply Military Strength Nyloxin® to the Department of Defense (DoD) and Veterans Affairs Hospitals (VA). We expect to complete this registration process by the end of the second quarter of 2014.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our condensed consolidated financial statements.  In general, management’s estimates are based on historical experience, information from third party professionals, and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management under different and/or future circumstances.

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

Results of Operations – Comparison of Three Months Periods Ended March 31, 2014 and March 31, 2013

Net sales for the three months period ended March 31, 2014 are $54,753 compared to $22,556 for the three months period ended March 31, 2013.  The increase in net sales is primarily attributable to a significant increase in Nyloxin sales. The sales during the three months ended March 31, 2014 and 2013 was directly related to the sales of Nyloxin.

Cost of sales for the three-month period ended March 31, 2014 is $8,011 compared to $7,254 for the three-month period ended March 31, 2013.  Our cost of sales includes the direct costs associated with Nyloxin™ manufacturing. Our gross profit margin for the three-month period ended March 31, 2014 is $46,742 or 85.4% compared to $15,302 or 67.8% for the three-month period ended March 31, 2013.   The decrease in our profit margin is primarily due to an increase in the commission fees incurred related to sales of products.

Selling, general and administrative expenses (“SG&A”) decreased $72,462 or 20.87% from $347,150 for the quarter ended March 31, 2013 to $274,688 for the quarter ended March 31, 2014, generally due to a decrease in advertising, research and development, consulting, legal and professional fees.  Our SG&A expenses include office expenses such as rent and utilities, product liability insurance and outside legal and accounting services. Also included in SG&A expenses is stock based compensation expense, which decreased $150,755 or 77.2% from $195,327 for the three months period ending March 31, 2013 to $44,552 for the three months period ending March 31, 2014.

Interest expense decreased $8,705 or 22.2%, from $39,213 for the quarter ended March 31, 2013 to $30,508 for the comparable 2014 period.  This decrease was due to an overall decrease in debts in the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended March 31, 2014 and 2013, the liability related to these hybrid instruments fluctuated, resulting in a gain of $51,545 and a loss of $37,199, respectively.

We had a one-time loss on the settlement of debt and accounts payable for $0 and $65,039 for the three months ended March 31, 2014 and 2013, respectively.

As a result of the foregoing, our net loss decreased by $266,390 or 56.3%, to $206,909 for the quarter ended March 31, 2014 from $473,299 for the comparable 2013 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended March 31, 2014, we have an accumulated deficit of $42,193,729 and working capital and stockholders’ deficits of $3,980,007 and $3,973,263, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of March 31, 2014, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations.  These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand.   During the three months ended March 31, 2014, we borrowed $25,664 and repaid $19,400 to Mr. Deitsch. As of March 31, 2014, we owe Mr. Deitsch $578,514, included in this amount is $355,317 of accrued interest.

Subsequent to March 31, 2014 and through May 20, 2014, the Company received additional advances from its President, Rik Deitsch in the amount of $8,022 and repaid $1,300.  On April 10, 2014, Mr. Deitsch accepted a total of 50,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan to the Company. The amount owed to Mr. Deitsch at May 20, 2014 was $504,225, which includes $357,859 of accrued interest.

As of May 20, 2014, we raised $50,000 through the issuance of convertible notes, respectively. We also raised $60,000 through sales of common stocks.

We expect to utilize the proceeds from these funds and additional capital to manufacture Nyloxin® and Pet Pain-Away and reduce our debt level.  We estimate that we will require approximately $300,000 to fund our existing operations and ReceptoPharm’s operations through December 31st, 2014.  These costs include: (i) compensation for two (2) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2014, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2014, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of March 31, 2014. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of March 31, 2014, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Private Placements of Common Stock

In January 2014, the Company sold 12,000,000 shares of restricted common stock to an investor at a price per share of $0.005 and received proceeds of $60,000. The Company issued 12,000,000 warrants to purchase common stock at an exercise price of $0.03 per share. The warrants expire on December 31, 2015(See note 6).

Common Stock Issued for Debt Modification and Default

On January 17, 2014, the Company issued a total of 1,000,000 restricted shares to the Michael McDonald Trust due to the default on repayment of the promissory note of $75,000. The shares were valued at a fair value of $9,900.

On April 30, 2014, the Company amended the maturity dates of notes $75,000 from a non-related party to May 3, 2014. The Company issued a total of 500,000 restricted shares to the note holder per the amendment. The shares were valued at a fair value of $1,950(See note 8).

Common Stock Issued for Settlement of Debt

Following the agreements with Coventry Enterprises, LLC (see Note 5) for $100,000 and $70,000 in September 2013, Coventry made the conversions for a total of 38,961,038 shares of the company’s restricted stock during the first quarter of 2014 satisfying $150,000 of the Notes (See note 5).

Following the agreements with Southridge Partners II, LLC for $35,000 in October 2013, Southridge converted the the note in full for a total of 13,349,057 shares of the company’s restricted stock on April 7, 2014(See note 8).

On April 10, 2014, Mr. Deitsch, our President and CEO, accepted a total of 50,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan (See note 8).

Following the agreement with Christopher Castaldo for $30,000 in July 2013, Mr. Castaldo converted the note in full for a total of 6,000,000 shares of the Company’s restricted stock on February 26, 2014(See note 5).

Item 3. Defaults Upon Senior Securities

On October 10, 2013, the Company issued a Convertible Debentures in the amount of $30,000 to Christopher Castaldo in connection with the agreement for investor relation services. The note carries interest at 8% and is due on April 10, 2014. The note’s holder has the right to convert the note into shares of Common Stock at a price of $0.005. The Note for $30,000 is currently in default.

During the third quarter of 2010 we borrowed $200,000 from one of our directors. We repaid $20,000 during the third quarter of 2012 and 2013. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. At March 31, 2014, we owed this director accrued interest of $130,262.

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

NUTRA PHARMA CORP.
Registrant

Dated: May 20, 2014	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer