Form 10-Q
period 2014-06-30
NUTRA PHARMA CORP
filed 2014-08-14
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of August 14, 2014 there was 1,279,907,112 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending June 30, 2014, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases "would be," "will allow, "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

NUTRA PHARMA CORP.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$43,976	$4,640
Accounts receivable	36,274	11,141
Inventory	5,000	5,000
Prepaid expenses and other current assets	97,918	68,091
Total current assets	183,168	88,872

Property and equipment, net	17,044	24,534
Other assets	15,955	15,955
Total assets	$216,167	$129,361

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,190,033	$1,019,130
Accrued expenses	960,047	957,682
Due to officers	611,498	689,588
Derivative warrant liability	392,528	323,172
Other debt	996,226	1,359,238
Total current liabilities	4,150,332	4,348,810
Convertible debts	30,000	—
Total liabilities	4,180,332	4,348,810

Commitments and Contingencies (See Note 7)	—	—

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
1,268,613,645 and 1,004,313,019 shares issued and outstanding at June 30, 2014 and December 31, 2013	1,268,611	1,003,062
Additional paid-in capital	38,279,929	36,764,309
Accumulated deficit	(43,512,705)	(41,986,820)
Total stockholders' deficit	(3,964,165)	(4,219,449)
Total liabilities and stockholders' deficit	$216,167	$129,361

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014
Net sales	$98,905	$20,304	$153,658
Cost of sales	16,956	16,352	24,967
Gross profit	81,949	3,952	128,691

Operating expenses:
Selling, general and administrative - including stock based
compensation of $70,549 and $284,468, for the six months ended June 30, 2014 and June 30, 2013, respectively	722,695	362,391	997,383
Total other costs and expenses	722,695	362,391	997,383
Net Loss from Operations	(640,746	(358,439	(868,692

Other Expenses
Interest expense	(27,208	(40,946	(57,716
Change in fair value of derivatives	(642,844	(212,869	(591,299
Loss on settlement of debt and accounts payable, net	(8,178	3,105	(8,178
	(678,230	(250,710	(657,193
Net loss before income taxes	(1,318,976	(609,149	(1,525,885
Provision for income taxes	—	—	—
Net loss	$(1,318,976	$(609,149	$(1,525,885

Net loss per share - basic and diluted	$(0.00	$(0.00	$(0.00

Weighted average number of shares outstanding during
the period - basic and diluted	1,143,612,366	625,892,003	1,084,858,640

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Cash collected from customers	$376,986	81,157
Cash paid for commission	(94,596)	—
Cash paid to suppliers	(34,935)	(23,284)
Cash paid to employees	(27,675)	(22,340)
Interest paid	(17,613)	(40,750)
Other operating cash payments	(270,772)	(159,839)
Net cash used in operating activities	(68,605)	(165,056)
Cash flows from investing activities:	—	—
Cash flows from financing activities:
Increase in cash overdraft	—	8,183
Common stock sold for cash	60,000	—
Loans from officers	60,161	131,414
Repayment of officers loans	(52,220)	(2,100)
Repayments of notes payable-related party	(10,000)	—
Proceeds from convertible notes	50,000	20,000
Net cash provided by financing activities	107,941	157,497
Net (decrease) increase in cash	39,336	(7,559)
Cash - beginning of period	4,640	7,559
Cash - end of period	$43,976	$—
Supplemental Cash Flow Information:
Cash paid for interest	$17,613	$40,750
Cash paid for income taxes	$—	$—
Cash flows from operating activities:
Net loss	$(1,525,885)	$(1,082,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	502,178	61,934
Depreciation and amortization	7,490	7,491
Stock-based compensation	70,549	284,468
Stock issued for loan extension	33,225	20,800
Change in fair value of derivative	591,299	250,068
In-kind contribution of interest	—	16,525
Changes in operating assets and liabilities:
Increase in accounts receivables	(25,133)	21,296
Increase in prepaid expenses and other assets	(39,376)	(5,776)
Increase in accounts payable	280,903	243,667
Increase in accrued expenses	36,145	16,919
Net cash used in operating activities	(68,605)	(165,056)
Non cash Financing and Investing:
Stock issued in settlement of accounts payable	$110,000	$—
Shares issued to satisfy debt	$922,266	$661,036
Shares issued to satisfy debt-related party	$100,000	$100,000

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.
Notes to Condensed Consolidated Unaudited Financial Statements
June 30, 2014

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

Liquidity and Going Concern

Our condensed consolidated unaudited financial statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $43,512,705 at June 30, 2014. In addition, we had respective working capital and stockholders’ deficits at June 30, 2014 of $3,967,164 and $3,964,165, respectively.

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

As of June 30, 2014, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

The Company collects 100% of the cash proceeds from the sale of its product by its distributor, remits a portion of the cash proceeds received back to the distributor and records the sale on a net basis. In the six months ended June 30, 2014, the Company collected $376,986 in gross receipts and recorded $153,658 as net sales.

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

Inventories

Inventories, which are stated at the lower of average cost or market, and consist mostly of raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand. If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs are charged to cost of goods sold. We performed evaluations of our inventory at June 30, 2014 and determined no allowance needs to be recorded.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. For the six months ended June 30, 2014, there were no sales concentrations; the Company purchased 100% of its venom from one vendor.

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

Property and equipment consists of the following at June 30, 2014 and December 31, 2013,

	June 30, 2014	December 31, 2013

Computer equipment	$21,918	$21,918
Furniture and fixtures	34,757	34,757
Lab equipment	42,129	42,129
Telephone equipment	12,421	12,421
Office equipment – other	2,629	2,629
Leasehold improvements	67,417	67,417
Total	181,271	181,271
Less: Accumulated depreciation and amortization	(164,227)	(156,737)

Property and equipment, net	$17,044	$24,534

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At June 30, 2014, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the six months ended June 30, 2014 and 2013 was $7,490 and $7,491, respectively.

Advertising

All advertising costs are expensed as incurred. Advertising costs for the six months ended June 30, 2014 and 2013 was $3,984 and $0, respectively.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position. As of June 30, 2014, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of June 30, 2014 and 2013, the following items were not included in dilutive loss as the effect is anti-dilutive:

	June 30, 2014	June 30, 2013
Options and warrants	170,916,667	47,921,667
Convertible notes payable	56,466,300	19,793,996
Total	227,382,967	67,715,663

Reclassifications

Certain amounts in the 2013 Condensed Consolidated Unaudited Financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

We have determined that all recently issued but not yet effective accounting standards will not have a material impact on our Condensed consolidated unaudited financial statements.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of June 30, 2014 and December 31, 2013:

	Fair Value Measurements at June 30, 2014
Liabilities:	Total	Level 1	Level 2	Level 3

Warrant liability	$392,528	$—	$—	$392,528
Convertible notes at fair value	$519,044	$—	$—	$519,044

	Fair Value Measurements at December 31, 2013
Liabilities:	Total	Level 1	Level 2	Level 3

Warrant liability	$323,172	$—	$—	$323,172
Convertible notes at fair value	$767,056	$—	$—	$767,056

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the six months ended June 30, 2014:

Description	June 30, 2014

Beginning balance	$323,172
Purchases, issuances, and settlements	18,551
Day one loss on value of hybrid instrument	—
Total gain included in earnings (1)	50,805

Ending balance	$392,528

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

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of June 30, 2014:

				Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face		Default	Anti-Dilution		Look-back
Issuance Year	Amount	Interest Rate	Rate	Price	%	Period
2014	519,044	8%-20%	n/a	$0.0021-$0.0050	50%-85%	10 to 30 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the six months ended June 30, 2014 for the Convertible Notes:

June 30, 2014
Description
Beginning balance	$767,056
Purchases, issuances, and settlements	152,312
Day one loss on value of hybrid instrument	406,979
(Gain) loss from change in fair value	114,963
Conversion to common stock	(922,266)
Ending balance	$519,044

3. DUE TO OFFICERS

At June 30, 2014 and December 31, 2013, the balance due to officers consisted of the following:

	June 30, 2014	December 31, 2013

An unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. The loan balance at June 30, 2014 and December 31, 2013, respectively, includes accrued interest payable of $360,362 and $349,466.	$485,236	$566,399
A loan from Paul Reid, the former President of ReceptoPharm bearing interest at a rate of 5% per annum, due on demand and secured by certain intellectual property of ReceptoPharm having a zero cost at June 30, 2014 and December 31, 2013. The accrued interest at June 30, 2014 and December 31, 2013 was $46,436 and $43,363, respectively.	126,262	123,189

Ending balances	$611,498	$689,588

During the six months ended June 30, 2014, we borrowed $60,161 and repaid $52,220 to Mr. Deitsch. On April 10, 2014, Mr. Deitsch accepted a total of 50,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan.

4. OTHER DEBT

Other debt (Both short-term and long term) consists of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Note payable – Related Party (1)	$170,000	$180,000
Notes payable – Non Related Parties (2)	337,182	412,182
Convertible notes payable-short term, at fair value (3)	462,208	767,056
Convertible notes payable-long term, at fair value (4)	56,836	—

Ending balances	$1,026,226	$1,359,238

At June 30, 2014, the balance of $1,026,226 consisted of the followings:

(1)
During the third quarter of 2010 we borrowed $200,000 from one of our directors. We repaid $10,000 each (total $30,000) during the third quarter of 2012 and 2013, and the second quarter of 2014. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. At June 30, 2014, we owed this director accrued interest of $138,647.

(2)	At June 30, 2014, the balance of $337,182 consisted of the following loans:

•
In July 2013, the Company issued a promissory note to the Michael McDonald Trust in the amount of $75,000 bearing interest at a rate of 2% per month. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 1,000,000 shares of the Company's common stock. The Company has recorded a debt discount in the amount of $3,977 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $3,977 was fully amortized over the term of the debt at December 31, 2013. An additional 1,000,000 shares were issued in January 2014 with a fair value at $9,900 (See Note 5) due to the default. At June 12, 2014, we owed Michael McDonald approximately $92,310, which was assigned and sold to Coventry in the form of a Convertible Redeemable Note (See Note 4(3) and Note 5).

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

•	As of June 30, 2014, the Company owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to the Company .

(3)	At June 30, 2014, the balance of $462,208 consisted of the following short term convertible loans:

•
In September and October 2011, the Company borrowed $250,000 each (aggregating $500,000) from two non-related parties. The principal of these loans were to be repaid with a balloon payment on or before October 1, 2012. On October 19, 2012 the parties amended the notes to extend the due date to May 1, 2013 and include a conversion feature that would allow the holders to convert some or all of their outstanding notes into restricted Company stock at a 15% discount to the average closing market price of the Company's stock traded over the previous 10 days. Interest on these loans is payable monthly beginning in November 2011 with interest calculated at 20% and 12%, each, respectively. At June 30, 2014, the accrued interest payable was $4,163.

During year ended December 31, 2013 and six months ended June 30, 2014, a total of 34,254,004 shares and 33,226,382 shares of the company’s restricted stock satisfying the notes in the amount of $125,000 and $92,000 with a fair value of $317,391 and $177,093 on the date of conversion. During year ended 2013 and six months ended June 30, 2014, $150,000 and $33,000 of the debts were assigned to three non-related parties in the form of a Convertible Redeemable Note bearing interest of 8% annum with a conversion price for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during the 15 to 20 trading days immediately preceding the Conversion Date. Following the assignments, the conversions for a total of 64,052,862 shares and 9,600,000 shares of the company’s restricted stock were made at the fair value of $475,519 and $65,982 (See note 5). With the above conversions, at June 30, 2014, one of the Notes was satisfied in full and the remaining balance of the other Note was $100,000 with a fair value of $190,538 matured on August 3, 2014. On April 30, 2014, The Company issued a total of 500,000 restricted shares to the note holder in connection with the amendment of maturity date at a fair value of $1,950 (See note 5).

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

•
On October 10, 2013, the Company issued a Convertible Debentures in the amount of $30,000 to Christopher Castaldo in connection with the agreement for investor relation services. The note carries interest at 8% and is due on April 10, 2014. The note’s holder has the right to convert the note into shares of Common Stock at a price of $0.005. The Company continued to accrue the interest at 8% after the note was in default. On April 15, 2014, the conversion for a total of 6,000,000 shares of the company’s restricted stock was made in satisfying the note in full with a fair value of $28,107 (See Note 5).

•
On June 2, 2014, the Company issued a Convertible Debenture in the amount of $10,000 to Christopher Castaldo in connection with an agreement for investor relation services (See Note 5). The note carries interest at 8% and is due on December 12, 2014, unless previously converted into shares of restricted common stock. The note holder has the right to convert the note, until it is no longer outstanding into shares of Common Stock at a price of $.0035.

In connection with the issuance of this convertible note payable, the Company encountered a day-one derivative loss of $931. At June 30, 2014, this convertible note payable, at fair value, was recorded at $26,024.

•
On September 3, 2013, the Company issued a Convertible Debenture in the amount of $100,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 10% and is due on September 3, 2014, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding into shares of Common Stock at a price lesser of $.018, or (ii) fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. On March 11, 2014 and June 12, 2014, Coventry made a conversion of a total of 23,376,623 shares and 6,710,121 shares of the company’s restricted stock satisfying $90,000 and $10,000 of the notes in full with a fair value of $187,119 and $65,402, respectively (See note 5).

In connection with the issuances of the Note, the Company also granted five-year warrants to purchase an aggregate of 20,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $162,938 using the Black-Scholes method at the June 30, 2014.

•
On September 12, 2013, the Company issued a Convertible Debenture in the amount of $70,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 10% and is due on September 12, 2014, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding into shares of Common Stock at a price lesser of $.02, or (ii) fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. On March 12, 2014 and June 12, 2014, Coventry made a conversion of a total of 15,584,415 and 5,789,473 shares of the company’s restricted stock satisfying $60,000 and $10,000 of the notes with a fair value of $123,641 and $60,296, respectively (See note 5).

In connection with the issuances of the Note, the Company also granted five-year warrants to purchase an aggregate of 15,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $122,364 using the Black-Scholes method at June 30, 2014.

•
On April 9, 2014, the Company issued a Convertible Debenture in the amount of $20,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 10% and is due on April 9, 2015, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding into shares of Common Stock at a price lesser of $.02, or (ii) fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. . In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $16,172. At June 30, 2014, the convertible note payable, at fair value, was recorded at $85,933.

In connection with the issuance of the Note, the Company also granted five-year warrants to purchase an aggregate of 4,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $33,747 using the Black-Scholes method at June 30, 2014.

•
During June 2014, $92,310 of Michael McDonald’s debt was assigned and sold to Coventry in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on June 18, 2015, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $371,772. Following the assignment, Coventry made a conversion of 8,791,389 shares of the company’s restricted stock satisfying $18,462 of the note with a fair value of $92,816. At June 30, 2014, the remaining balance of $73,848, at fair value, was recorded at $237,013 (See Note 4(2) and Note 5).

(4)
On October 7, 2013, the Company signed a secured convertible Promissory Note in the amount of $35,000 in favor of Southridge Partners II, LLC. The note was due on demand and carries interest at 10% annum. Southridge Partners II, LLC was entitled to convert the principal into shares of common stock at the lesser of $0.015 or a 50% discount from the lowest closing bid price in the 30 trading days prior to the day that the conversion is requested; and interest accrued was entitled to convert into shares of common stock at $0.001. In the evaluation of these financing arrangements, the Company concluded that these conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events that are not associated with the convertible note payable. At June 30, 2014, this convertible note payable, at fair value, was recorded at $79,663. Southridge converted the note in full for a total of 13,349,057 shares of the company’s restricted stock on April 7, 2014 . Pursuant to the “reset provision” on the note agreement, additional 2,373,166 shares of common stocks were issued due to stock price depreciation on the clearing date of April 23, 2014. These shares were valued at fair value of $10,679 and recorded as loss on settlement of debt (See note 5).

On March 19, 2014, the Company issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. During the six months ended June 30, 2014, the Company recorded the first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014. The notes carry interest at 8% and are due on the date that is two years from the execution and funding of the note. The note holders have the right to convert the notes into shares of Common Stock at a price of $0.005. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $18,104. At June 30, 2014, these convertible notes payable, at fair value, was recorded at $56,836.

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

Common Stock Issued for Services

 During May 2014, the Company signed an agreement with a consultant for investor relation services for one month. In connection with the agreement, 5,000,000 shares of company’s restricted common stocks were issued with a fair value of $18,500. A $10,000 convertible note convertible at $0.0035 per share was also issued (See Note 4).

During June 2014, the Company issued 5,000,000 shares of the Company’s restricted common stock to a consultant for services for one year. The share was valued at $0.0085 per share. The Company recorded an equity compensation charge of $1,514 during the three months ended June 30, 2014. The remaining unrecognized compensation cost of $40,986 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of eleven and half months.

During August, 2013, the Company issued a total of 6,000,000 shares of the Company’s restricted common stock to two consultants for investor relation services for six months. The shares were valued at $0.0173 per share. The Company recorded an equity compensation charge of $70,902 during the four months ended December 31, 2013, and the remaining compensation cost of $32,899 was recognized by the Company during the six months ended June 30, 2014.

During August, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for one year. The shares were valued at $0.012 per share. The Company recorded an equity compensation charge of $8,351 during the four months ended December 31, 2013 and $11,901 during the six months ended June 30, 2014. The remaining unrecognized compensation cost of $3,748 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of two months.

During August, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for six months. The shares were valued at $0.0056 per share. The Company recorded an equity compensation charge of $8,446 during the four and one half months ended December 31, 2013, and the remaining compensation cost of $2,754 was recognized by the Company during the six months ended June 30, 2014.

During February, 2013, the Company issued 8,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for a year. The shares were valued at $0.008 per share. The Company recorded an equity compensation charge of $61,019 during the year ended December 31, 2013. The remaining compensation cost of $2,981 was recognized by the Company during the six months ended June 30, 2014.

Common Stock Issued for Debt Default and modification

On January 17, 2014, the Company issued a total of 1,000,000 restricted shares to the Michael McDonald Trust due to the default on repayment of the promissory note of $75,000. The shares were valued at a fair value of $9,900.

On April 30, 2014, the Company amended the maturity dates of notes $75,000 from a non-related party to November 3, 2014. The Company issued a total of 500,000 restricted shares to the note holder per the amendment. The shares were valued at a fair value of $1,950 (See note 4).

Common Stock Issued for Settlement of Debt

Following the agreements with Castaldo for $30,000 each (total $60,000) in July 2013 and October 2013, Castaldo made the conversion for a total of 12,000,000 shares of the company’s restricted stock satisfying the notes in full with a fair value of $79,167 during the six months ended June 30, 2014 (See Note 4).

Following the agreement with Southridge Partners II, LLC for $35,000 in October 2013, Southridge converted the note in full for a total of 13,349,057 shares of the Company’s restricted stock on April 7, 2014.Pursuant to the “reset provision” on the note agreement, additional 2,373,166 shares of common stocks were issued due to stock price depreciation on the clearing date of April 23, 2014. These shares were valued at a fair value of $10,679 and recorded as loss on settlement of debt (See note 4).

Following the assignment of Michael McDonald’s debt of $92,310 in June 2014, Coventry made a conversion of 8,791,389 shares of the company’s restricted stock satisfying $18,462 of the note with a fair value of $92,816 (See Note 4).

During June, 2014, the Company issued 60,000,000 shares of the company’s restricted stock to settle the outstanding commissions’ payable in aggregate of $100,000 with TCN. The shares were valued at $0.0099 per share. The Company recorded a loss of $494,000 as a selling expense during the six months ended June 30, 2014.

During May and June, 2014, the two convertible Notes holders made the following conversions of a total of 33,226,382 shares of the company’s restricted stock satisfying the notes in the amount of $92,000 with a fair value of $177,093 on the dates of conversions (See Note 4).

Date	Number of shares converted	Fair Value of Debt Converted
5/30/2014	23,529,412	79,632
6/16/2014	4,545,455	45,820
6/14/2014	5,151,515	51,641

During February and June, 2014, $23,000 and $10,000 of the convertible notes were assigned to third parties with a conversion price at $0.005 and $0.002 per share, respectively. The conversions for a total of 9,600,000 shares of the company’s restricted stock were made as followings in satisfying the notes of $33,000 at the fair value of $65,982 (See Note 4).

Date	Number of shares converted	Fair Value of Debt Converted
2/10/2014	4,600,000	30,726
6/14/2014	5,000,000	35,256

Following the agreements with Coventry Enterprises, LLC (see Note 3) for $100,000 and $70,000 in September 2013, Coventry made the following conversions for a total of 51,460,632 shares of the company’s restricted stock during the six months ended June 30, 2014 satisfying the Notes in full (See note 4):

Date	Number of shares converted	Fair Value of Debt Converted
March 11, 2014	23,376,623	$187,119
March 12, 2014	15,584,415	$123,641
June 12, 2014	12,499,594	$125,699

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

During April, 2014, the Company issued a total of 4,000,000 warrants to purchase common stock at an exercise price of $0.025 per share in connection with issuance of a convertible note payable to Coventry. The warrants expire on April 9, 2019 (See note 4).

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the year ended June 30, 2014:

	Number of shares	Weighted average exercise price
Balance December 31, 2013	154,916,667	$0.082
Exercised	—	—
Issued	16,000,000	$0.03
Forfeited	—	—
Balance June 30, 2014	170,916,667	$0.062

The following table summarizes information about fixed-price warrants outstanding as of June 30, 2014:

	Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2014	$0.01-0.10	170,916,667	1.55 years	$0.062

As of June 30, 2014, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.009, closing stock price of our common stock on June 30, 2014.There were no in-the-money warrants at June 30, 2014.

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

We incurred rent expense of $59,736 and $61,197 during the six months ended June 30, 2014 and 2013.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of June 30, 2014, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

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

8. SUBSEQUENT EVENTS

Notes Payable

On July 30, 2014, the Company issued a promissory note to the Michael McDonald Trust in the amount of $75,000. The funds were received on August 6, 2014. The note is due and payable on the date that is six months from the execution and funding of the note. Interest is based on a rate of two (2%) percent per month to be accrued from the later of the date of the note or receipt of funds until all principal has been paid.

In connection with the issuances of the Note, the Company also issued 2,000,000 shares of the Company’s restricted common stock.

Repayment of loan to a related party

During July 2014, we repaid $10,000 to the loan of one of our directors. The remaining principal balance of this loan was $160,000. We continued to accrue interest after the loan was in default.

Common Stock Issued for Debt Conversions

Following the assignment of Michael McDonald’s debt of $92,310 in June 2014, Coventry made a second conversion of 4,293,467 shares of the company’s restricted stock satisfying $18,462 of the note in July, 2014.

Common Stock Issued for Services

During July 2014, the Company signed an agreement with a consultant for investor relation services for 7 weeks. The Company was to pay $5,000 cash each week for 7 weeks and 5,000,000 shares of company’s restricted common stocks. A $10,000 convertible note convertible at $0.0035 per share was also issued and due on January 8, 2015.

Officer Loans

Subsequent to June 30, 2014 and through August 14, 2014, the Company received additional advances from its President, Rik Deitsch in the amount of $943 and repaid $500.  The amount owed to Mr. Deitsch at August 14, 2014 was $488,167, which includes $362,850 of accrued interest.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the second quarter of 2014 has focused upon marketing our homeopathic drugs for the treatment of pain:

•	Nyloxin® (Stage 2 Pain)

•	Nyloxin® Extra Strength (Stage 3 Pain).

We will continue this focus during the remainder of 2014.

During our second quarter of 2014 and thereafter, the following has occurred:

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

On May 28, 2014 we announced that MyNyloxin.com had completed their work on a series of commercials to start airing in the month of June. The advertisements focused on the benefits of Nyloxin® and include 30 second, 60 second and 120 second spots. The commercials can be viewed at www.tinyurl.com/Nyloxinads.

On June 25, 2014 we announced that MyNyloxin.com begun airing television commercials as of Monday, June 23rd, 2014. The advertisements focus on the benefits of Nyloxin®. The first contract had already begun and included over 30,000 spots to run throughout the Southeast Region from Comcast and AT&T U-Verse Cable providers. The ads were scheduled to run on the following channels: GOLF, LMN, CNBC, FOXN, MSNBC, NBCS, ESPN, ESPN2, TNT, FOXS, TWC, CNN, HALL, HGTV, TLC, HLN and LIFE. Starting June 30, 2014, the commercials began airing in the New York and New Jersey markets with a rollout to the national stage over the coming weeks.

On July 24, 2014 we announced that we were in the process of completing critical capital improvements to our warehouse and fulfillment center in order to meet increased demand and shipments of our over-the-counter (OTC) pain reliever, Nyloxin®. These improvements include: new rack systems throughout the facility, the purchase of a forklift, new management software as well as hiring additional staff.

Cobroxin®

We offered Cobroxin®, our over-the-counter pain reliever that has been clinically proven to treat moderate to severe (Stage 2) chronic pain. Cobroxin® was developed by ReceptoPharm, our drug discovery arm and wholly owned subsidiary. Cobroxin® is not currently being marketed. In August 2009, we completed an agreement with XenaCare Holdings (“XenaCare”) granting it the exclusive license to market and distribute Cobroxin® within the United States. In mid-October 2009, XenaCare began selling Cobroxin® online through its product website, www.Cobroxin.com.

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

In December of 2013, we announced an agreement with MyNyloxin.com for the exclusive rights to market and distribute Nyloxin® in the Network Marketing channel. MyNyloxin.com provides a business opportunity to their Distributors to earn commissions on the sale of our products through their Distributor groups. In January of 2014, we announced the first product shipments to the MyNyloxin Independent Entrepreneurs (MIEs). MyNyloxin conducts webinars, conference calls and live meetings to support recruitment of new MIEs as well as to provide product and business education. In April of 2014, we announced that MyNyloxin.com had signed an agreement that creates the MyNyloxin Telemarketing Division (MTD). MTD began their telemarketing campaign on April 7 to identify customers for Nyloxin® as well as potential Distributors for MyNyloxin.com. In June of 2014, we announced that MyNyloxin had begun rolling out a national television campaign to support Nyloxin branding and sales.

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

Nyloxin® Military Strength

In December 2012, we announced the availability of Nyloxin® Military Strength for sale to the United States Military and Veteran's Administration. Over the past few years, the U.S. Department of Defense has been reporting an increase in the use and abuse of prescription medications, particularly opiates. In 2009, close to 3.8 million prescriptions for pain relievers were written in the military. This staggering number was more than a 400% increase from the number of prescriptions written in the military in 2001. But prescription drugs are not the only issue. The most common and seemingly harmless way to treat pain is with non steroidal, anti-inflammatory drugs (NSAIDS). But there are risks. Overuse can cause nausea, vomiting, diarrhea, heartburn, ulcers and internal bleeding. In severe cases chest pain, heart failure, kidney dysfunction and life-threatening allergic reactions can occur. It is reported that approximately 7,600 people in America die from NSAID use and some 78,000 are hospitalized. Ibuprofen, also an

NSAID has been of particular concern in the military. The terms “Ranger Candy” and “Military Candy” refer to the service men and women who are said to use 800mg doses of Ibuprofen to control their pain. But when taking anti-inflammatory Ibuprofen in high doses for chronic pain, there is potential for critical health risks; abuse can lead to serious stomach problems, internal bleeding and even kidney failure. There are significantly greater health risks when abuse of this drug is combined with alcohol intake. Our goal is that with Nyloxin, we can greatly reduce the instances of opiate abuse and overuse of NSAIDS in high risk groups like the US military. The Nyloxin® Military Strength represents the strongest version of Nyloxin® available and is approximately twice as strong as Nyloxin® Extra Strength. We are working with outside consultants to register Nyloxin® Military Strength and the other Nyloxin® products for sale to the US government and the various arms of the military as well as the Veteran's Administration. On April 22, 2014, we announced that we are seeking GSA (Government Services Administration) Certification in order to supply Military Strength Nyloxin® to the Department of Defense (DoD) and Veterans Affairs Hospitals (VA). We have completed the registration process and are awaiting final approval through the GSA. We expect to be able to actively market through these channels by the end of 2014.

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

Pet Pain-Away

During June of 2013, we announced the launch of our new homeopathic formula for the treatment of chronic pain in companion animals, Pet Pain-Away. Pet Pain-Away is a homeopathic, non-narcotic, non-addictive, over-the-counter pain reliever, primarily aimed at treating moderate to severe chronic pain in companion animals. It is specifically indicated to treat pain from hip dysplasia, arthritis pain, joint pain, and general chronic pain in dogs, cats and horses. We are seeking distributors for the product now as we begin manufacturing for eventual sales in the third quarter of 2014.

Equine Nyloxin®

In October of 2013, we announced that we were in the process of launching the newest addition to our line of homeopathic treatments for chronic pain, Equine Nyloxin®, a topical therapy for horses that is packaged as a two piece kit: Nyloxin® Topical Gel comprises Step 1 and a solution of DMSO (dimethylsulfoxide) comprises Step 2. We have been working with trainers and veterinarians in the equine industry and have already identified distributors for the product. The Equine Nyloxin® represents the Company's first topical solution for the animal market. The product is now undergoing market evaluation and is expected to be commercially available by the end of 2014.

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

Results of Operations – Comparison of Three Months Periods Ended June 30, 2014 and June 30, 2013

Net sales for the three-month period ended June 30, 2014 are $98,905 compared to $20,304 for the three months period ended June 30, 2013.  The increase in net sales is primarily attributable to the increase in Nyloxin® sales.

Cost of sales for the three-month period ended June 30, 2014 is $16,956 compared to $16,352 for the three-month period ended June 30, 2013.  Our cost of sales includes the direct costs associated with Nyloxin®  manufacturing. Our gross profit margin for the three-month period ended June 30, 2014 is $81,949 or 82.9% compared to $3,952 or 19% for the three-month period ended June 30, 2013. The increase in our profit margin is due primarily to the decrease in the shipping cost and fulfillment services.

Selling, general and administrative expenses (“SG&A”) increased $360,304 or 99.4% from $362.391 for the quarter ended June 30, 2013 to $722,695 for the quarter ended June 30, 2014, generally due to the increase in selling expense of $494,000 related to distributors, offset by decrease in stock based compensation of $63,144 or 70.8% from $89,141 for the three months period ending June 30, 2013 to $25,997 for the three months period ending June 30, 2014, and the decrease of $ 70,552 in consulting, legal and professional fees.

Interest expense decreased $13,738 or 33.6%, from $40,946 for the quarter ended June 30, 2013 to $27,208 for the comparable 2014 period.  This decrease was due to an overall decrease in short term indebtedness in the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended June 30, 2014 and 2013, the liability related to these hybrid instruments fluctuated, resulting in a loss of $642,844 and $212,869, respectively.

Loss on settlement of debt and accounts payable decreased $11,283 or 363.4%, from the gain of $3,105 for the three months ended June 30, 2013 to the loss of $8,178 for the comparable 2014 period.  This decrease was due to an overall decrease in settlement of debts and accounts payable through issuance of stocks for the three months ended June 30, 2014 compared to the comparable 2013 period.

As a result of the foregoing, our net loss increased by $709,827 or 116.5%, from $609,149 for the quarter ended June 30, 2013 to $1,318,976 for the comparable 2014 period.

Comparison of Six Months Ended June 30, 2014 and June 30, 2013

Net sales for the six months ended June 30, 2014 are $153,658 compared to $42,860 for the six months ended June 30, 2013.  The increase in sales is primarily attributable to an overall increase in sales of Nyloxin®.

Cost of sales for the six months ended June 30, 2014 is $24,967 compared to $23,606 for the six months ended June 30, 2013.  Our cost of sales includes the direct costs associated with Nyloxin® manufacturing. Our gross profit margin for the six months ended June 30, 2014 is $128,691 or 83.8% compared to $19,254 or 44.9% for the six months ended June 30, 2013. The increase in our profit margin is due primarily to decrease in the shipping cost and fulfillment services.

Selling, general and administrative expenses (“SG&A”) increased  $287,842 or 40.6% from $709,541 for the six months ended June 30, 2013 to $997,383 for the six months ended June 30, 2014, generally due to the increase in selling expense of $494,000 related to distributors, and slight increase of $ 7,761 in consulting, legal and professional fees. These increases were offset by the decrease in stock based compensation of $213,919 or 75.2% from $284,468 for the six months ended June 30, 2013 to $70,549 for the six months ended June 30, 2014.

Interest expense decreased $22,443 or 28.0%, from $80,159 for the six months ended June 30, 2013 to $57,716 for the comparable 2014 period.  This decrease was due to an overall decrease in short term indebtedness for the six months ended June 30, 2014 compared to the comparable period in 2013.

We carry certain of our debentures and common stock warrants at fair value. For the six months ended June 30, 2014 and 2013, the liability related to these hybrid instruments fluctuated, resulting in a loss of $591,299 and $250,068, respectively.

Loss on settlement of debt and accounts payable decreased $53,756 or 86.6%, from the loss of $61,934 for the three months ended June 30, 2013 to the loss of $8,178 for the comparable 2014 period.  This decrease was due to an overall decrease in settlement of debts and accounts payable through issuance of stocks for the three months ended June 30, 2014 compared to the comparable 2013 period.

Our net loss increased by $443,437 or 41.0%, from $1,082,448 for the six months ended June 30, 2013 to $1,525,885 for the comparable 2014 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended June 30, 2014, we have an accumulated deficit of $43,512,705 and working capital and stockholders’ deficits of $3,967,164 and $3,964,165, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of June 30, 2014, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand.   During the six months ended June 30, 2014, we borrowed $60,161 and repaid $52,220 to Mr. Deitsch. On April 10, 2014, Mr. Deitsch accepted a total of 50,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan. As of June 30, 2014, we owe Mr. Deitsch $485,236, included in this amount is $360,362 of accrued interest.

Subsequent to June 30, 2014 and through August 14, 2014, the Company received additional advances from its President, Rik Deitsch in the amount of $943 and repaid $500.  The amount owed to Mr. Deitsch at August 14, 2014 was $488,167, which includes $362,850 of accrued interest.

As of August 14, 2014, we raised $75,000 through issuance of promissory note, $50,000 through the issuance of convertible notes, and $60,000 through sales of common stocks.

We expect to utilize the proceeds from these funds and additional capital to manufacture Nyloxin® and Pet Pain-Away and reduce our debt level.  We estimate that we will require approximately $300,000 to fund our existing operations and ReceptoPharm’s operations through December 31st, 2014, and approximately $300,000 for legal settlement.  These costs include: (i) compensation for two (2) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

Uncertainties and Trends

Our operations and possible revenues are dependent now and in the future upon the following factors:

☐	whether Cobroxin®, Nyloxin®, and Nyloxin® Extra Strength will be accepted by retail establishments where they are sold;

☐	because Nyloxin® is a novel approach to the over-the-counter pain market, whether it will be accepted by consumers over conventional over-the-counter pain products;

☐	whether Nyloxin® Military Strength, Pet Pain-Away and/or Equine Nyloxin® will be successfully launched and be accepted in the marketplace;

☐	whether our international drug applications will be approved and in how many countries;

☐	whether we will be successful in marketing Cobroxin®, Nyloxin® and Nyloxin® Extra Strength in our target markets and create nationwide and international visibility for our products;

☐	whether our drug delivery system, i.e. oral spray and gel, will be accepted by consumers who may prefer a pain pill delivery system;

☐	whether competitors’ pain products will be found to be more attractive to consumers;

☐	whether we successfully develop and commercialize products from our research and development activities;

☐	whether we compete effectively in the intensely competitive biotechnology area;

☐	whether we successfully execute our planned partnering and out-licensing products or technologies;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2014, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2014, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of June 30, 2014. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued for Services

During May 2014, the Company signed an agreement with a consultant for investor relation services for one month. In connection with the agreement, 5,000,000 shares of company’s restricted common stocks were issued with a fair value of $18,500.

During June 2014, the Company issued 5,000,000 shares of the Company’s restricted common stock to a consultant for services for one year. The share was valued at $0.0085 per share.

Common Stock Issued for Debt Default and modification

On April 30, 2014, the Company amended the maturity dates of notes $75,000 from a non-related party to November 3, 2014. The Company issued a total of 500,000 restricted shares to the note holder per the amendment. The shares were valued at a fair value of $1,950.

On July 30, 2014, in connection with the issuances of the Note of $75,000 to Michael McDonald Trust, the Company issued 2,000,000 shares of the Company’s restricted common stock.

Common Stock Issued for Settlement of Debt

Following the agreements with Castaldo for $30,000 in October 2013, Castaldo made the conversion for a total of 6,000,000 shares of the company’s restricted stock satisfying the notes in full on April 15, 2014.

Following the agreement with Southridge Partners II, LLC for $35,000 in October 2013, Southridge converted the note in full for a total of 13,349,057 shares of the Company’s restricted stock on April 7, 2014.Pursuant to the “reset provision” on the note agreement, additional 2,373,166 shares of common stocks were issued due to stock price depreciation on the clearing date of April 23, 2014.

Following the assignment of Michael McDonald’s debt of $92,310, Coventry made a conversion of 8,791,389 shares of the company’s restricted stock satisfying $18,462 of the note with a fair value of $92,816 in June 2014, and a second conversion of 4,293,467 shares of the company’s restricted stock satisfying $18,462 of the note in July, 2014.

During June, 2014, the Company issued 60,000,000 shares of the company’s restricted stock to settle the outstanding commissions’ payable in aggregate of $100,000 with TCN. The shares were valued at $0.0099 per share. The Company recorded a loss of $494,000.

During May and June, 2014, the two convertible Notes holders made the following conversions of a total of 33,226,382 shares of the company’s restricted stock satisfying the notes in the amount of $92,000 with a fair value of $177,093 on the dates of conversions (See Note 4).

Date	Number of shares converted	Fair Value of Debt Converted
5/30/2014	23,529,412	79,632
6/16/2014	4,545,455	45,820
6/14/2014	5,151,515	51,641

During February and June, 2014, $23,000 and $10,000 of the convertible notes were assigned to third parties with a conversion price at $0.005 and $0.002 per share, respectively. The conversions for a total of 9,600,000 shares of the company’s restricted stock were made as followings in satisfying the notes of $33,000 at the fair value of $65,982 (See Note 4).

Date	Number of shares converted	Fair Value of Debt Converted
2/10/2014	4,600,000	30,726
6/14/2014	5,000,000	35,256

Coventry made the conversions for a total of 12,499,594 shares of the company’s restricted stock on June 12, 2014 satisfying the remaining $20,000 of Notes in full (See note 4):

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

Item 3. Defaults Upon Senior Securities

During the third quarter of 2010 we borrowed $200,000 from one of our directors. We repaid $10,000 each (total $30,000) during the third quarter of 2012 and 2013, and the second quarter of 2014. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. At June 30, 2014, we owed this director accrued interest of $138,647.

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

NUTRA PHARMA CORP.
Registrant

Dated: August 14, 2014	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer