Form 10-Q/A
period 2014-06-30
NUTRA PHARMA CORP
filed 2014-08-18
CIK 1119643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

Nutra Pharma Corp. is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, which was originally filed on August 14, 2014 (the “Original 10-Q”) to amend and restate the Condensed Consolidated Statements of Operations (Unaudited) located on page 3 of the Form 10-Q. The column For the Six Months Ended June 30, 2013 was inadvertently removed from the Form 10-Q filing.

This Amendment No. 1 does not amend or update any other item or disclosure contained in the Original 10-Q. This Form 10-Q/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update disclosures in any way other than as specifically noted above. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Original 10-Q.

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

NUTRA PHARMA CORP.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$98,905	$20,304	$153,658	$42,860
Cost of sales	16,956	16,352	24,967	23,606
Gross profit	81,949	3,952	128,691	19,254

Operating expenses:
Selling, general and administrative - including stock based compensation of $70,549 and $284,468, for the six months ended June 30, 2014 and June 30, 2013, respectively	722,695	362,391	997,383	709,541
Total other costs and expenses	722,695	362,391	997,383	709,541
Net Loss from Operations	(640,746)	(358,439)	(868,692)	(690,287)

Other Expenses
Interest expense	(27,208)	(40,946)	(57,716)	(80,159)
Change in fair value of derivatives	(642,844)	(212,869)	(591,299)	(250,068)
Loss on settlement of debt and accounts payable, net	(8,178)	3,105	(8,178)	(61,934)
	(678,230)	(250,710)	(657,193)	(392,161)
Net loss before income taxes	(1,318,976)	(609,149)	(1,525,885)	(1,082,448)
Provision for income taxes	–	–	–	–
Net loss	$(1,318,976)	$(609,149)	$(1,525,885)	$(1,082,448)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	1,143,612,366	625,892,003	1,084,858,640	603,736,132

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

Property and equipment consists of the following at June 30, 2014 and December 31, 2013,

	June 30, 2014	December31, 2013

Computer equipment	$21,918	$21,918
Furniture and fixtures	34,757	34,757
Lab equipment	42,129	42,129
Telephone equipment	12,421	12,421
Office equipment – other	2,629	2,629
Leasehold improvements	67,417	67,417
Total	181,271	181,271
Less: Accumulated depreciation and amortization	(164,227)	(156,737)

Property and equipment, net	$17,044	$24,534

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

NUTRA PHARMA CORP.
Registrant

Dated: August 18, 2014	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer