Form 10-Q
period 2014-09-30
NUTRA PHARMA CORP
filed 2014-11-14
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of November 14, 2014, there was 1,400,907,112 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending September 30, 2014, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$27,800	$4,640
Accounts receivable	162,253	11,141
Inventory	5,000	5,000
Prepaid expenses and other current assets	118,522	68,091
Total current assets	313,575	88,872

Property and equipment, net	32,923	24,534
Other assets	15,955	15,955
Total assets	$362,453	$129,361

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,238,173	$1,019,130
Accrued expenses	972,764	957,682
Due to officers	599,046	689,588
Derivative warrant liability	230,387	323,172
Other debt, net of discounts of $10,443 and $0, respectively	849,608	1,359,238
Total current liabilities	3,889,978	4,348,810
Convertible debts	30,000	-
Total liabilities	3,919,978	4,348,810

Commitments and Contingencies (See Note 7)	-	-

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 1,340,907,112 and 1,004,313,019 shares issued and outstanding at September 30, 2014 and December 31, 2013	1,340,905	1,003,062
Additional paid-in capital	38,819,253	36,764,309
Accumulated deficit	(43,717,683)	(41,986,820)
Total stockholders' deficit	(3,557,525)	(4,219,449)
Total liabilities and stockholders' deficit	$362,453	$129,361

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$275,057	$38,906	$428,715	$81,766
Cost of sales	50,382	6,167	75,349	29,773
Gross profit	224,675	32,739	353,366	51,993

Operating expenses:
Selling, general and administrative - including stock based compensation of $130,509 and $495,613, for the nine months ended September 30, 2014 and 2013, respectively	747,468	577,100	1,744,851	1,286,641
Total other costs and expenses	747,468	577,100	1,744,851	1,286,641
Net Loss from Operations	(522,793)	(544,361)	(1,391,485)	(1,234,648)

Other Expenses
Interest expense	(29,891)	(43,981)	(87,607)	(124,140)
Change in fair value of derivatives	345,964	(1,446,489)	(245,335)	(1,696,557)
Loss on settlement of debt and accounts payable, net	1,742	(611,968)	(6,436)	(673,902)
	317,815	(2,102,438)	(339,378)	(2,494,599)
Net loss before income taxes	(204,978)	(2,646,799)	(1,730,863)	(3,729,247)
Provision for income taxes	-	-	-	-
Net loss	$(204,978)	$(2,646,799)	$(1,730,863)	$(3,729,247)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	1,298,537,547	649,511,879	1,156,930,557	666,613,022

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Cash collected from customers	$1,098,945	$108,825
Cash paid for commission	(583,236)	-
Cash paid to suppliers	(63,104)	(39,564)
Cash paid to employees	(64,360)	(36,821)
Interest paid	(22,818)	(59,275)
Other operating cash payments	(456,154)	(389,789)
Net cash used in operating activities	(90,727)	(416,624)

Cash flows from investing activities:
Acquisition of property and equipment	(20,169)	-
Net cash used in investing activities:	(20,169)	-

Cash flows from financing activities:
Common stock sold for cash	60,000	45,000
Loans from officers	86,276	125,979
Repayment of officers loans	(97,220)	(18,300)
Repayments of notes payable-related party	(40,000)	-
Proceeds from convertible notes	50,000	220,000
Proceeds from other notes payable	75,000	75,000
Proceeds from notes payable-related party	-	30,000
Repayments of notes payable-related party	-	(43,100)
Net cash provided by financing activities	134,056	434,579
Net increase in cash	23,160	17,955
Cash - beginning of period	4,640	7,559
Cash - end of period	$27,800	$25,514

Supplemental Cash Flow Information:
Cash paid for interest	$22,818	$59,275
Cash paid for income taxes	$-	$-

Reconciliation of net loss to net cash used in operating activities:
Cash flows from operating activities:
Net loss	$(1,730,863)	$(3,729,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	934,436	673,902
Depreciation and amortization	11,780	11,237
Stock-based compensation	130,509	495,613
Stock issued for loan extension	42,325	20,800
Change in fair value of derivative	245,335	1,696,557
In-kind contribution of interest	-	24,373
Amortization of loan discount	5,222	1,988
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	(151,112)	9,832
Increase in prepaid expenses and other assets	(74,440)	(6,275)
Increase in accounts payable	440,785	352,332
Increase in accrued expenses	55,296	32,264
Net cash used in operating activities	(90,727)	(416,624)

Non cash Financing and Investing:
Stock issued in settlement of accounts payable	$220,000	$654,747
Shares issued to satisfy debt	$929,618	$1,392,686
Shares issued to satisfy debt-related party	$100,000	$162,500
Discounts on notes payable	$15,665	$-

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Notes to Condensed Consolidated Unaudited Financial Statements

September 30, 2014

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nutra Pharma Corp. (“Nutra Pharma”), is a holding company that owns intellectual property and operates in the biotechnology industry. Nutra Pharma incorporated under the laws of the state of California on February 1, 2000, under the original name of Exotic-Bird.com.

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

The accompanying Condensed Consolidated Unaudited Financial statements include the results of Nutra Pharma and its wholly-owned subsidiaries Designer Diagnostics Inc. and ReceptoPharm (collectively “the Company”, “us”, “we” or “our”). We operate as one reportable segment. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern

Our condensed consolidated unaudited financial statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $43,717,683 at September 30, 2014. In addition, we had respective working capital and stockholders’ deficits at September 30, 2014 of $3,576,403 and $3,557,525, respectively.

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

As of September 30, 2014, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

The Company collects 100% of the cash proceeds from the sale of its product by its distributor, remits a portion of the cash proceeds received back to the distributor and records the sale on a net basis. In the nine months ended September 30, 2014, the Company collected $1,098,945 in gross receipts and recorded $428,715 as net sales.

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

Inventories

Inventories, which are stated at the lower of average cost or market, and consist mostly of raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand.  If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs are charged to cost of goods sold.  We performed evaluations of our inventory at  September 30, 2014 and determined no allowance needs to be recorded.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. For the nine months ended September 30, 2014, there were no sales concentrations; the Company purchased 100% of its venom from one vendor; 100% of production of one of the Company’s products was from one manufacturer.

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

Property and equipment consists of the following at September 30, 2014 and December 31, 2013,

	September 30, 2014	December 31, 2013
Computer equipment	$22,827	$21,918
Furniture and fixtures	34,757	34,757
Lab equipment	42,129	42,129
Telephone equipment	12,421	12,421
Office and warehouse equipment	16,138	2,629
Leasehold improvements	73,168	67,417
Total	201,440	181,271
Less: Accumulated depreciation and amortization	(168,517)	(156,737)
Property and equipment, net	$32,923	$24,534

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At September 30, 2014, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $11,780 and $11,237, respectively.

Advertising

All advertising costs are expensed as incurred.  Advertising costs for the nine months ended September 30, 2014 and 2013 was $4,554 and $0, respectively.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position.  As of September 30, 2014, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such  positions.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of September 30, 2014 and 2013, the following items were not included in dilutive loss as the effect is anti-dilutive:

	September 30, 2014	September 30, 2013
Options and warrants	170,916,667	144,856,667
Convertible notes payable	47,807,458	44,253,119
Total	218,724,125	189,109,786

Reclassifications

Certain amounts in the 2013 Condensed Consolidated Unaudited Financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014–15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity”s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements at September 30, 2014
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$230,387	$-	$-	$230,387
Convertible notes at fair value	$337,869	$-	$-	$337,869

	Fair Value Measurements at December 31, 2013
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$323,172	$-	$-	$323,172
Convertible notes at fair value	$767,056	$-	$-	$767,056

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014:

Description	September 30, 2014

Beginning balance	$323,172
Purchases, issuances, and settlements	18,551
Day one loss on value of hybrid instrument	-
Total gain included in earnings (1)	(111,336)

Ending balance	$230,387

(1)   The gain or loss related to the revaluation of our warrant liability is included in “Change in fair value of derivatives” in the accompanying consolidated statement of operations.

The Company values its warrants using a Dilution-Adjusted Black-Scholes Model.  Assumptions used include (1) 0.13% to 1.75% risk-free rate, (2) warrant life is the remaining contractual life of the warrants of 0.25 to 4.53 years, (3) expected volatility of 124% to 236% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted (See note 4).

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of September 30, 2014:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Anti-Dilution Adjusted Price	%	Look-back Period
2014	$337,869	8%-20%	n/a	$0.0021-$0.0050	50%-85%	10 to 30 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014 for the Convertible Notes:

September 30, 2014
Description
Beginning balance	$767,056
Purchases, issuances, and settlements	162,312
Day one loss on value of hybrid instrument	423,340
(Gain) loss from change in fair value	(85,211)
Conversion to common stock	(929,618)
Ending balance	$337,869

3. DUE TO OFFICERS

At September 30, 2014 and December 31, 2013, the balance due to officers consisted of the following:

	September 30, 2014	December 31, 2013

An unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. The loan balance at September 30, 2014 and December 31, 2013, respectively, includes accrued interest payable of $365,204 and $349,466.	$471,193	$566,399

A loan from Paul Reid, the former President of ReceptoPharm bearing interest at a rate of 5% per annum, due on demand and secured by certain intellectual property of ReceptoPharm having a zero cost at September 30, 2014 and December 31, 2013. The accrued interest at September 30, 2014 and December 31, 2013 was $48,027 and $43,363, respectively.	127,853	123,189

Ending balances	$599,046	$689,588

During the nine months ended September 30, 2014, we borrowed $86,276 and repaid $97,220 to Mr. Deitsch. In addition, Mr. Deitsch accepted a total of 50,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan on April 10, 2014.

4. OTHER DEBT

Other debt (Both short-term and long term) consists of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Note payable – Related Party (1)	$140,000	$180,000
Notes payable – Non Related Parties (2)	401,739	412,182
Convertible notes payable-short term, at fair value (3)	294,511	767,056
Convertible notes payable-long term, at fair value (4)	43,358	-
Ending balances	$879,608	$1,359,238

At September 30, 2014, the balance of $879,608 consisted of the followings:

(1)

During the third quarter of 2010 we borrowed $200,000 from one of our directors. We repaid a total of $60,000 as of September 30, 2014. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. At September 30, 2014, we owed this director accrued interest of $148,558.

(2)

At September 30, 2014, the balance of $401,739 consisted of the following loans:

•

In August 2014, the Company issued a promissory note to the Michael McDonald Trust in the amount of $75,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 2,000,000 shares of the Company's common stocks (See note 5). The Company has recorded a debt discount in the amount of $15,665 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $15,665 was amortized over the term of the debt. Amortization for the three months ended September 30, 2014 was $5,222. In the event of default, the Company will issue an additional 1,000,000 share of the Company’s common stocks on the date that is ten days after the maturity date (See Note 5).

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

•

As of September 30, 2014, the Company owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to the Company .

(3)

At September 30, 2014, the balance of $294,511 consisted of the following short term convertible loans:

•

In September and October 2011, the Company borrowed $250,000 each (aggregating $500,000) from two non-related parties.  The principal of these loans were to be repaid with a balloon payment on or before October 1, 2012. On October 19, 2012 the parties amended the notes to extend the due date to May 1, 2013 and include a conversion feature that would allow the holders to convert some or all of their outstanding notes into restricted Company stock at a 15% discount to the average closing market price of the Company's stock traded over the previous 10 days. Interest on these loans is payable monthly beginning in November 2011 with interest calculated at 20% and 12%, each, respectively. At September 30, 2014, the accrued interest payable was $4,163.

During year ended December 31, 2013 and nine months ended September 30, 2014, a total of 34,254,004 shares and 33,226,382 shares of the company’s restricted stock satisfying the notes in the amount of $125,000 and $92,000 with a fair value of $317,391 and $177,093 on the date of conversion. During year ended 2013 and nine months ended September 30, 2014, $150,000 and $33,000 of the debts were assigned to three non-related parties in the form of a Convertible Redeemable Note bearing interest of 8% annum with a conversion price for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during the 15 to 20 trading days immediately preceding the Conversion Date. Following the assignments, the conversions for a total of 64,052,862 shares and 9,600,000 shares of the company’s restricted stock were made at the fair value of $475,519 and $65,982 (See note 5). With the above conversions, at September 30, 2014, one of the Notes was satisfied in full and the remaining balance of the other Note was $100,000 with a fair value of $119,451 at September 30, 2014 to be matured on February 3, 2015.  On August 3, 2014 and April 30, 2014, the Company issued 1,000,000 and 500,000 restricted shares, respectively, to each note holder in connection with the amendment of maturity date at a fair value of $9,100 and $1,950, respectively (See note 5).

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

In connection with the issuance of this convertible note payable, the Company encountered a day-one derivative loss of $931. At September 30, 2014, this convertible note payable, at fair value, was recorded at $19,562.

•

On July 8, 2014, the Company issued a Convertible Debenture in the amount of $10,000 to Christopher Castaldo in connection with an agreement for investor relation services (See Note 5). The note carries interest at 8% and is due on January 8, 2015, unless previously converted into shares of restricted common stock. The note holder has the right to convert the note, until it is no longer outstanding into shares of Common Stock at a price of $.0035.

In connection with the issuance of this convertible note payable, the Company encountered a day-one derivative loss of $16,361. At September 30, 2014, this convertible note payable, at fair value, was recorded at $19,635.

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

In connection with the issuances of the Note, the Company also granted five-year warrants to purchase an aggregate of 20,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $106,377 using the Black-Scholes method at September 30, 2014.

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

In connection with the issuances of the Note, the Company also granted five-year warrants to purchase an aggregate of 15,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $79,991 using the Black-Scholes method at September 30, 2014.

•

On April 9, 2014, the Company issued a Convertible Debenture in the amount of $20,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 10% and is due on April 9, 2015, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price lesser of $.02, or (ii) fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding  the conversion date. . In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $16,172. At September 30, 2014, the convertible note payable, at fair value, was recorded at $36,251.

In connection with the issuance of the Note, the Company also granted five-year warrants to purchase an aggregate of 4,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $22,533 using the Black-Scholes method at September 30, 2014.

•

During June 2014, $92,310 of Michael McDonald’s debt was assigned and sold to Coventry in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on June 18, 2015, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $371,772. On June 18, 2014 and July 2, 2014, Coventry made a conversion of 8,791,389 and 4,293,467 shares of the company’s restricted stock satisfying $18,462 each (total $36,924) of the note with a fair value of $92,816 and $29,909, respectively. At September 30, 2014, the remaining balance of $55,386, at fair value, was recorded at $99,612 (See Note 4(2) and Note 5).

(4)

On October 7, 2013, the Company signed a secured convertible Promissory Note in the amount of $35,000 in favor of Southridge Partners II, LLC. The note was due on demand and carries interest at 10% annum. Southridge Partners II, LLC was entitled to convert the principal into shares of common stock  at the lesser of $0.015 or a 50% discount from the lowest closing bid price in the 30 trading days prior to the day that the conversion is requested; and interest accrued  was entitled to convert into shares of common stock at $0.001. In the evaluation of these financing arrangements, the Company concluded that these conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events that are not associated with the convertible note payable. At September 30, 2014, this convertible note payable, at fair value, was recorded at $79,663. Southridge converted the note in full for a total of 13,349,057 shares of the company’s restricted stock on April 7, 2014 . Pursuant to the “reset provision” on the note agreement, an additional 2,373,166 shares of common stocks were issued due to stock price depreciation on the clearing date of April 23, 2014. These shares were valued at fair value of $10,679 and recorded as loss on settlement of debt (See note 5).

On March 19, 2014, the Company issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. During the nine months ended September 30, 2014, the Company recorded the first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014.  The notes carry interest at 8% and are due on the date that is two years from the execution and funding of the note.  The note holders have the right to convert the notes into shares of Common Stock at a price of $0.005. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $18,104. At September 30, 2014, these convertible notes payable, at fair value, was recorded at $43,358.

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

Common Stock Issued for Services

During July 2014, the Company signed an agreement with a consultant for investor relation services for seven weeks. In connection with the agreement, 5,000,000 shares of company’s restricted common stocks were issued with a fair value of $45,500. A $10,000 convertible note convertible at $0.0035 per share was also issued (See Note 4).

During May 2014, the Company signed an agreement with a consultant for investor relation services for one month. In connection with the agreement, 5,000,000 shares of company’s restricted common stocks were issued with a fair value of $18,500. A $10,000 convertible note convertible at $0.0035 per share was also issued (See Note 4).

During June 2014, the Company issued 5,000,000 shares of the Company’s restricted common stock to a consultant for services for one year. The share was valued at $0.0085 per share. The Company recorded an equity compensation charge of $12,226 during the nine months ended September 30, 2014. The remaining unrecognized compensation cost of $30,274 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of eight and half months.

During August, 2013, the Company issued a total of 6,000,000 shares of the Company’s restricted common stock to two consultants for investor relation services for six months. The shares were valued at $0.0173 per share. The Company recorded an equity compensation charge of $70,902 during the four months ended December 31, 2013, and the remaining compensation cost of $32,899 was recognized by the Company during the nine months ended September 30, 2014.

During August, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for one year. The shares were valued at $0.012 per share. The Company recorded an equity compensation charge of $8,351 during the four months ended December 31, 2013 and the remaining compensation cost of $15,649 was recognized by the Company during the nine months ended September 30, 2014.

During August, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for six months. The shares were valued at $0.0056 per share. The Company recorded an equity compensation charge of $8,446 during the four and one half months ended December 31, 2013, and the remaining compensation cost of $2,754 was recognized by the Company during the nine months ended September 30, 2014.

During February, 2013, the Company issued 8,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for a year. The shares were valued at $0.008 per share. The Company recorded an equity compensation charge of $61,019 during the year ended December 31, 2013. The remaining compensation cost of $2,981 was recognized by the Company during the nine months ended September 30, 2014.

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

On August 1, 2014, the Company amended the maturity dates of notes $100,000 from a non-related party to February 3, 2015. The Company issued a total of 1,000,000 restricted shares to the note holder per the amendment. The shares were valued at a fair value of $9,100 (See note 4).

Common Stock Issued for Settlement of Debt

Following the agreements with Castaldo for $30,000 each (total $60,000) in July 2013 and October 2013, Castaldo made the conversion for a total of 12,000,000 shares of the company’s restricted stock satisfying the notes in full with a fair value of $79,167 during the nine months ended September 30, 2014  (See Note 4).

Following the agreement with Southridge Partners II, LLC for $35,000 in October 2013, Southridge converted the note in full for a total of 13,349,057 shares of the Company’s restricted stock on April 7, 2014.Pursuant to the “reset provision” on the note agreement, an additional 2,373,166 shares of common stocks were issued due to stock price depreciation on the clearing date of April 23, 2014. These shares were valued at a fair value of $10,679 and recorded as loss on settlement of debt (See note 4).

Following the assignment of Michael McDonald’s debt of $92,310 in June 2014, Coventry made the following conversions of a total of 13,084,856 shares of the company’s restricted stock satisfying $36,924 of the note with a fair value of $122,725 (See Note 4).

Date	Number of shares converted	Fair Value of Debt Converted
6/18/2014	8,781,389	$92,816
7/2/2014	4,293,467	$29,909

During August, 2014, the Company issued 60,000,000 shares of the company’s restricted stock to settle the outstanding commissions’ payable in aggregate of $100,000 with TCN. The shares were valued at $0.0089 per share. The Company recorded a loss of $434,000 as a selling expense during the nine months ended September 30, 2014.

During June, 2014, the Company issued 60,000,000 shares of the company’s restricted stock to settle the outstanding commissions’ payable in aggregate of $100,000 with TCN. The shares were valued at $0.0099 per share. The Company recorded a loss of $494,000 as a selling expense during the nine months ended September 30, 2014.

During May and June, 2014, the two convertible Notes holders made the following conversions of a total of 33,226,382 shares of the company’s restricted stock satisfying the notes in the amount of $92,000 with a fair value of $177,093 on the dates of conversions (See Note 4).

Date	Number of shares converted	Fair Value of Debt Converted
5/30/2014	23,529,412	$79,632
6/16/2014	4,545,455	$45,820
6/14/2014	5,151,515	$51,641

During February and June, 2014, $23,000 and $10,000 of the convertible notes were assigned to third parties with a conversion price at $0.005 and $0.002 per share, respectively. The conversions for a total of 9,600,000 shares of the company’s restricted stock were made as followings in satisfying the notes of $33,000 at the fair value of $65,982 (See Note 4).

Date	Number of shares converted	Fair Value of Debt Converted
2/10/2014	4,600,000	$30,726
6/14/2014	5,000,000	$35,256

Following the agreements with Coventry Enterprises, LLC (see Note 3) for $100,000 and $70,000 in September 2013, Coventry made the following conversions for a total of 51,460,632 shares of the company’s restricted stock during the nine months ended September 30, 2014 satisfying the Notes in full (See note 4):

Date	Number of shares converted	Fair Value of Debt Converted
March 11, 2014	23,376,623	$187,119
March 12, 2014	15,584,415	$123,641
June 12, 2014	12,499,594	$103,142

On April 10, 2014, Mr. Deitsch accepted a total of 50,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan to the Company (See note 3). The shares were valued at the note payable amount due to the fact that it was a related party transaction.

Common Stock Issued with Promissory Note

In August 2014, in connection with the issuance of this promissory note to Michael McDonald Trust in the amount of $75,000 which is due in six months from the funding of the note, the Company issued 2,000,000 shares of the Company's common stocks. The Company has recorded a debt discount in the amount of $15,665 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $15,665 was amortized over the term of the debt.  Amortization for the three months ended September 30, 2014 was $5,222 (See Note 4).

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

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the year ended September 30, 2014:

	Number of shares	Weighted average exercise price
Balance December 31, 2013	154,916,667	$0.082
Exercised	-	-
Issued	16,000,000	$0.03
Forfeited	-	-
Balance September 30, 2014	170,916,667	$0.062

The following table summarizes information about fixed-price warrants outstanding as of September 30, 2014:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2014	$0.01-0.10	170,506,411	1.29 years	$0.062

As of September 30, 2014, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0068, closing stock price of our common stock on September 30, 2014.There were no in-the-money warrants at September 30, 2014.

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

We incurred rent expense of $89,309 and $88,135 during the nine months ended September 30, 2014 and 2013.

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

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes. Plaintiffs have moved for partial summary judgment on their claims regarding the additional 1,214,800 shares, but not on their claims regarding the alleged promissory notes or the 1,750,000 alleged shares. In August of 2011, the Plaintiff's motion was partially granted. In September 2012, ReceptoPharm's attorneys filed a Motion to be removed as counsel. On October 10, 2014 their motion was granted. ReceptoPharm is seeking new counsel to oppose the partial summary judgment and represent the Company. We intend to vigorously contest this matter.

Liquid Packaging Resources, Inc. v. Nutra Pharma Corp. and Erik “Rik” Deitsch

On April 21, 2011, Nutra Pharma Corp. and its CEO, Erik Deitsch, were named as defendants in Liquid Packaging Resources, Inc. v. Nutra Pharma Corp. and Erik “Rik” Deitsch, Superior Court of Fulton County, Georgia, Civil Action No. 2011-CV-199562. Liquid Packaging Resources, Inc. (“LPR”) claimed that Nutra Pharma Corp. and Mr. Deitsch, directly or through other companies, placed orders with LPR that required LPR to purchase components from third parties. LPR sought reimbursement for those third party expenses in the amount of not less than $359,826.85 plus interest. LPR also sought punitive damages in the amount of not less than $500,000 and attorney's fees.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of September 30, 2014, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action which, if successful, would avoid the case being converted into an actual bankruptcy action. On September 30, 2013, the Company entered into a Settlement Agreement with the Petitioners, which is effective upon the court dismissal of the action.  In full and final satisfaction of all claims, the Company settled the Agreement with the Petitioners for a total sum of $350,000.  $35,000 has been paid and a second lump sum payment is due within 8 months from February 12, 2014, the date the court dismissed the action.  The Parties executed mutual releases exclusive of releases under the Settlement Agreement. On October 21, 2014 we received a Notice of Default from the Petitioners' counsel. We have responded to the notice and will be seeking remedies to the default.

Laurence N. Raymond v. Receptopharm, Inc. et al.

On December 30, 2011 Laurence N. Raymond (“Raymond”) brought the case against Receptopharm, Inc. (“Receptopharm”) and Nutra Pharma to recover approximately $300,000 that was allegedly either loaned to Receptopharm or owing to Raymond pursuant to an oral employment agreement. Dr. Raymond is one of the petitioning creditors that brought the above-described involuntary bankruptcy action. The settlement agreement reached in that action fully resolves all claims between the parties and specifies that this action will be dismissed immediately upon the full settlement payments, pursuant to a confidential settlement agreement.

Paul F. Reid v, Harold H. Rumph et al.

On December 28, 2011 Paul F. Reid (“Reid”) brought the case against Harold H. Rumph (“Rumph”), Receptopharm, and Nutra Pharma to recover approximately $330,000 that was allegedly either loaned to Receptopharm or owing to Reid pursuant to an oral employment agreement. Dr. Reid is one of the petitioning creditors that brought the above-described involuntary bankruptcy action. The settlement agreement reached in that action fully resolves all claims between the parties and specifies that this action will be dismissed immediately upon the full settlement payments, pursuant to a confidential settlement agreement.

8.  SUBSEQUENT EVENTS

During October, 2014, the Company issued 60,000,000 shares of the company’s restricted stock to settle the outstanding commissions’ payable in aggregate of $100,000 with TCN.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the third quarter of 2014 has focused upon marketing our homeopathic drugs for the treatment of pain:

•

Nyloxin® (Stage 2 Pain)

•

Nyloxin® Extra Strength (Stage 3 Pain).

We also announced the launch of our newest product, Pet Pain-Away™, with an expected rollout in the fourth quarter.

We will continue this focus during the remainder of 2014.

During our third quarter of 2014 and thereafter, the following has occurred:

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

On August 19, 2014 we announced updates to the marketing plan for Nyloxin®. The newest campaign features weekly interviews with our CEO, Rik J Deitsch, on the radio show Late Night Health (www.latenighthealth.com) with host Mark Alyn. Late Night Health covers a myriad of health and wellness topics and presents listeners with the latest breakthroughs, facts, studies, tips secrets and health-oriented information. Topics include dealing with diabetes, obesity and cancer to the latest practices in pain management, stress reduction and preventative health care. The interviews with Mr. Deitsch have focused on the definition of chronic pain, treatment options for pain, the use of the Nyloxin products and the history of the use of cobra venom in traditional and allopathic medicine.

On October 18, 2014 our CEO, Rik J Deitsch, presented to an audience of MyNyloxin Independent Entrepeneurs (MIEs) and their invited guests in Houston, Texas. The purpose of the meeting was to further educate the MyNyloxin Distributors about our Nyloxin products as well as plan the rollout and release of our newest product, Pet Pain-Away.

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

In December of 2013, we announced an agreement with MyNyloxin.com for the exclusive rights to market and distribute Nyloxin® in the Network Marketing channel. MyNyloxin.com provides a business opportunity to their Distributors to earn commissions on the sale of our products through their Distributor groups. In January of 2014, we announced the first product shipments to the MyNyloxin Independent Entrepreneurs (MIEs). MyNyloxin conducts webinars, conference calls and live meetings to support recruitment of new MIEs as well as to provide product and business education. In April of 2014, we announced that MyNyloxin.com had signed an agreement that creates the MyNyloxin Telemarketing Division (MTD). MTD began their telemarketing campaign on April 7 to identify customers for Nyloxin® as well as potential Distributors for MyNyloxin.com. In June of 2014, we announced that MyNyloxin had begun rolling out a national television campaign to support Nyloxin® branding and sales.

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

Nyloxin® Military Strength

In December 2012, we announced the availability of Nyloxin® Military Strength for sale to the United States Military and Veteran's Administration. Over the past few years, the U.S. Department of Defense has been reporting an increase in the use and abuse of prescription medications, particularly opiates. In 2009, close to 3.8 million prescriptions for pain relievers were written in the military. This staggering number was more than a 400% increase from the number of prescriptions written in the military in 2001. But prescription drugs are not the only issue. The most common and seemingly harmless way to treat pain is with non steroidal, anti-

inflammatory drugs (NSAIDS). But there are risks. Overuse can cause nausea, vomiting, diarrhea, heartburn, ulcers and internal bleeding. In severe cases chest pain, heart failure, kidney dysfunction and life-threatening allergic reactions can occur. It is reported that approximately 7,600 people in America die from NSAID use and some 78,000 are hospitalized. Ibuprofen, also an

NSAID has been of particular concern in the military. The terms “Ranger Candy” and “Military Candy” refer to the service men and women who are said to use 800mg doses of Ibuprofen to control their pain. But when taking anti-inflammatory Ibuprofen in high doses for chronic pain, there is potential for critical health risks; abuse can lead to serious stomach problems, internal bleeding and even kidney failure. There are significantly greater health risks when abuse of this drug is combined with alcohol intake. Our goal is that with Nyloxin®, we can greatly reduce the instances of opiate abuse and overuse of NSAIDS in high risk groups like the US military. The Nyloxin® Military Strength represents the strongest version of Nyloxin® available and is approximately twice as strong as Nyloxin® Extra Strength. We are working with outside consultants to register Nyloxin® Military Strength and the other Nyloxin® products for sale to the US government and the various arms of the military as well as the Veteran's Administration. On April 22, 2014, we announced that we are seeking GSA (Government Services Administration) Certification in order to supply Military Strength Nyloxin® to the Department of Defense (DoD) and Veterans Affairs Hospitals (VA). We have completed the registration process and are awaiting final approval through the GSA. We expect to be able to actively market through these channels by the end of 2014.

We are pursuing international drug registrations in Canada, Mexico, India, Central and South America and Europe. Since European rules for homeopathic drugs are different than the rules in the US, we cannot estimate when this process will be completed. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin® in India.  We are currently working with potential Distributors in India with the plan to began sales to that market in early 2015. Additionally, we plan to complete two human clinical studies aimed at comparing the ability of Nyloxin® Extra Strength to replace prescription pain relievers. We originally believed that these studies would begin during the second quarter of 2010; however, these studies have been delayed because of lack of funding. We cannot provide any timeline for these studies until adequate financing is available.

To date, our marketing efforts have been limited due to lack of funding. As sales increase, we plan to begin marketing more aggressively to increase the sales and awareness of our products.

Pet Pain-Away

During June of 2013, we announced the launch of our new homeopathic formula for the treatment of chronic pain in companion animals, Pet Pain-Away. Pet Pain-Away is a homeopathic, non-narcotic, non-addictive, over-the-counter pain reliever, primarily aimed at treating moderate to severe chronic pain in companion animals. It is specifically indicated to treat pain from hip dysplasia, arthritis pain, joint pain, and general chronic pain in dogs, cats and horses. The product is currently being manufactured and is expected to be available by the end of November, 2014.

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

Results of Operations – Comparison of Three Months Periods Ended September 30, 2014 and September 30, 2013

Net sales for the three-month period ended September 30, 2014 are $275,057 compared to $38,906 for the three months period ended September 30, 2013.  The increase in net sales is primarily attributable to the increase in Nyloxin® sales as a result of the increased marketing efforts.

Cost of sales for the three-month period ended September 30, 2014 is $50,382 compared to $6,167 for the three-month period September 30, 2013.  Our cost of sales includes the direct costs associated with Nyloxin® manufacturing. Our gross profit margin for the three-month period ended September 30, 2014 is $224,675 or 81.7% compared to $32,739 or 84.1% for the three-month period ended September 30, 2013. The decrease in our profit margin is due primarily to the increase in the merchant processing fees.

Selling, general and administrative expenses (“SG&A”) increased $170,368 or 29.5% from $577,100 for the quarter ended September 30, 2013 to $747,468 for the quarter ended September 30, 2014, generally due to the increase in selling expense of $434,000 related to distributors, offset by decrease in stock based compensation of $151,185 or 71.6% from $211,145 for the three months period ending September 30, 2013 to $59,960 for the three months period ending September 30, 2014, and the decrease of approximately $ 112,000 in consulting, legal and professional fees.

Interest expense decreased $14,090 or 32.0%, from $43,981 for the quarter ended September 30, 2013 to $29,891 for the comparable 2014 period.  This decrease was due to an overall decrease in short term indebtedness in the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended September 30, 2014 and 2013, the liability related to these hybrid instruments fluctuated, resulting in a gain of $345,964 and a loss of $1,446,489, respectively.

Loss on settlement of debt and accounts payable decreased $613,710 or 100.2%, from the loss of $611,968 for the three months ended September 30, 2013 to the gain of $1,742 for the comparable 2014 period.  This decrease was due to an overall decrease in settlement of debts and accounts payable through issuance of stocks for the three months ended September 30, 2014 compared to the comparable 2013 period.

As a result of the foregoing, our net loss decreased by $2,441,821 or 92.3%, from $2,646,799 for the quarter ended September 30, 2013 to $204,978 for the comparable 2014 period.

Comparison of Nine Months Ended September 30, 2014 and September 30, 2013

Net sales for the nine months ended September 30, 2014 are $428,715 compared to $81,766 for the nine months ended September 30, 2013.  The increase in sales is primarily attributable to an overall increase in sales of Nyloxin® as a result of the increased marketing efforts.

Cost of sales for the nine months ended September 30, 2014 is $75,349 compared to $29,773 for the nine months ended September 30, 2013.  Our cost of sales includes the direct costs associated with Nyloxin® manufacturing. Our gross profit margin for the nine months ended September 30, 2014 is $353,366 or 82.4% compared to $51,993 or 63.6% for the nine months ended September 30, 2013. The increase in our profit margin is due primarily to decrease in the shipping cost and fulfillment services.

Selling, general and administrative expenses (“SG&A”) increased  $458,210 or 35.6% from $1,286,641 for the nine months ended September 30, 2013 to $1,744,851 for the nine months ended September 30, 2014, generally due to the increase in selling expense of $928,000 related to distributors. The increase was offset by decrease of approximately $ 105,000 in consulting, legal and professional fees, and the decrease in stock based compensation of $365,104 or 73.7% from $495,613 for the nine months ended September 30, 2013 to $130,509 for the nine months ended September 30, 2014.

Interest expense decreased $36,533 or 29.4%, from $124,140 for the nine months ended September 30, 2013 to $87,607 for the comparable 2014 period.  This decrease was due to an overall decrease in short term indebtedness for the nine months ended September 30, 2014 compared to the comparable period in 2013.

We carry certain of our debentures and common stock warrants at fair value. For the nine months ended September 30, 2014 and 2013, the liability related to these hybrid instruments fluctuated, resulting in a loss of $245,335 and $1,696,557, respectively.

Loss on settlement of debt and accounts payable decreased $667,466 or 99.0%, from the loss of $673,902 for the nine months ended September 30, 2013 to the loss of $6,436 for the comparable 2014 period.  This decrease was due to an overall decrease in settlement of debts and accounts payable through issuance of stocks for the nine months ended September 30, 2014 compared to the comparable 2013 period.

Our net loss decreased by $1,998,384 or 53.6%, from $3,729,247 for the nine months ended September 30, 2013 to $1,730,863 for the comparable 2014 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended September 30, 2014, we have an accumulated deficit of $43,717,683 and working capital and stockholders’ deficits of $3,576,403 and $3,557,525, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of September 30, 2014, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand.   During the nine months ended September 30, 2014, we borrowed $86,276 and repaid $97,220 to Mr. Deitsch. In addition, Mr. Deitsch accepted a total of 50,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan on April 10, 2014. As of September 30, 2014, we owe Mr. Deitsch $471,193, included in this amount is $365,204 of accrued interest.

Subsequent to September 30, 2014 and through November 14, 2014, the Company borrowed $135 and repaid $2,500 to its President, Rik Deitsch.  The amount owed to Mr. Deitsch at November 14, 2014 was $471,182, which includes $367,558 of accrued interest.

As of September 30, 2014, we raised $75,000 through issuance of promissory notes, $50,000 through the issuance of convertible notes, and $60,000 through sales of common stocks.

We expect to utilize the proceeds from these funds and additional capital to manufacture Nyloxin® and Pet Pain-Away and reduce our debt level.  We estimate that we will require approximately $80,000 to fund our existing operations and ReceptoPharm’s operations through December 31st, 2014, and approximately $300,000 for legal settlement.  These costs include: (i) compensation for two (2) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

Uncertainties and Trends

Our operations and possible revenues are dependent now and in the future upon the following factors:

•

whether Cobroxin®, Nyloxin®, Nyloxin® Extra Strength and Pet Pain-Away will be accepted by retail establishments where they are sold;

•

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2014, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2014, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of September 30, 2014. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes. Plaintiffs have moved for partial summary judgment on their claims regarding the additional 1,214,800 shares, but not on their claims regarding the alleged promissory notes or the 1,750,000 alleged shares. In August of 2011, the Plaintiff's motion was partially granted. In September 2012, ReceptoPharm's attorneys filed a Motion to be removed as counsel. On October 10, 2014 their motion was granted. ReceptoPharm is seeking new counsel to oppose the partial summary judgment and represent the Company. We intend to vigorously contest this matter.

Liquid Packaging Resources, Inc. v. Nutra Pharma Corp. and Erik “Rik” Deitsch

On April 21, 2011, Nutra Pharma Corp. and its CEO, Erik Deitsch, were named as defendants in Liquid Packaging Resources, Inc. v. Nutra Pharma Corp. and Erik “Rik” Deitsch, Superior Court of Fulton County, Georgia, Civil Action No. 2011-CV-199562. Liquid Packaging Resources, Inc. (“LPR”) claimed that Nutra Pharma Corp. and Mr. Deitsch, directly or through other companies, placed orders with LPR that required LPR to purchase components from third parties. LPR sought reimbursement for those third party expenses in the amount of not less than $359,826.85 plus interest. LPR also sought punitive damages in the amount of not less than $500,000 and attorney's fees.

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

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action which, if successful, would avoid the case being converted into an actual bankruptcy action. On September 30, 2013, the Company entered into a Settlement Agreement with the Petitioners, which is effective upon the court dismissal of the action. In full and final satisfaction of all claims, the Company settled the Agreement with the Petitioners for a total sum of $350,000.  $35,000 has been paid and a second lump sum payment is due within 8 months from February 12, 2014, the date the court dismissed the action.  The Parties executed mutual releases exclusive of releases under the Settlement Agreement. On October 21, 2014 we received a Notice of Default from the Petitioners' counsel. We have responded to the notice and will be seeking remedies to the default.

Laurence N. Raymond v. Receptopharm, Inc. et al.

On December 30, 2011 Laurence N. Raymond (“Raymond”) brought the case against Receptopharm, Inc. (“Receptopharm”) and Nutra Pharma to recover approximately $300,000 that was allegedly either loaned to Receptopharm or owing to Raymond pursuant to an oral employment agreement. Dr. Raymond is one of the petitioning creditors that brought the above-described involuntary bankruptcy action. The settlement agreement reached in that action fully resolves all claims between the parties and specifies that this action will be dismissed with prejudice.

Paul F. Reid v, Harold H. Rumph et al.

On December 28, 2011 Paul F. Reid (“Reid”) brought the case against Harold H. Rumph (“Rumph”), Receptopharm, and Nutra Pharma to recover approximately $330,000 that was allegedly either loaned to Receptopharm or owing to Reid pursuant to an oral employment agreement. Dr. Reid is one of the petitioning creditors that brought the above-described involuntary bankruptcy action. The settlement agreement reached in that action fully resolves all claims between the parties and specifies that this action will be dismissed with prejudice.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued for Services

During July 2014, the Company signed an agreement with a consultant for investor relation services for seven weeks. In connection with the agreement, 5,000,000 shares of company’s restricted common stocks were issued with a fair value of $45,500.

Common Stock Issued for Debt Default and modification

On August 1, 2014, the Company amended the maturity dates of notes $100,000 from a non-related party to February 3, 2015. The Company issued a total of 1,000,000 restricted shares to the note holder per the amendment. The shares were valued at a fair value of $9,100.

Common Stock Issued with Promissory Note

In August 2014, in connection with the issuance of this promissory note to Michael McDonald Trust in the amount of $75,000, the Company issued 2,000,000 shares of the Company's common stocks.

Common Stock Issued for Settlement of Debt

During July, 2014, Coventry made the conversion of a total of 4,293,467 shares of the company’s restricted stock satisfying $18,462 of the note with a fair value of $29,909. Coventry converted the note into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding the conversion date.

During August, 2014, the Company issued 60,000,000 shares of the company’s restricted stock to settle the outstanding commissions’ payable in aggregate of $100,000 with TCN. The shares were valued at $0.0089 per share. The Company recorded a loss of $434,000 as a selling expense on the settlement date.

During October, 2014, the Company issued 60,000,000 shares of the company’s restricted stock to settle the outstanding commissions’ payable in aggregate of $100,000 with TCN. The shares were valued at $0.0056 per share. The Company recorded a loss of $236,000 as a selling expense on the settlement date.

With respect to the securities issuances described above, no solicitations were made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of these securities as described above were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

During the third quarter of 2010 we borrowed $200,000 from one of our directors. We repaid a total of $60,000 as of September 30, 2014. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. At September 30, 2014, we owed this director accrued interest of $148,558.

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

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. On September 30, 2013, the Company entered into a Settlement Agreement with the Petitioners, which is effective upon the court dismissal of the action.  In full and final satisfaction of all claims, the Company settled the Agreement with the Petitioners for a total sum of $350,000.  $35,000 has been paid and a second lump sum payment is due within 8 months from February 12, 2014, the date the court dismissed the action.  The Parties executed mutual releases exclusive of releases under the Settlement Agreement. On October 21, 2014 we received a Notice of Default from the Petitioners' counsel. We have responded to the notice and will be seeking remedies to the default

Item 4. Mine Safety Disclosures

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

NUTRA PHARMA CORP.
Registrant

Dated: November 14, 2014	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer