Form 10-K
period 2014-12-31
NUTRA PHARMA CORP
filed 2015-04-13
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second quarter: $6,006,842.

As of April 13, 2015, there were 1,511,950,321 shares of common stock.

Nutra Pharma Corp and its wholly owned subsidiary, ReceptoPharm, Inc. (“ReceptoPharm”) are referred to herein as “we”, “our” or “us” (ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2014 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Our wholly owned subsidiary and drug discovery arm, ReceptoPharm, has carried out our homeopathic and drug discovery research and clinical development and has fully developed four homeopathic drugs for the treatment of pain:

•

Cobroxin®, an over-the-counter pain reliever designed to treat moderate to severe (Stage 2) chronic pain; and

•

Nyloxin® and Nyloxin® Extra Strength: stronger versions of Cobroxin®

•

Pet Pain-Away: an over-the-counter pain reliever designed to treat pain in cats and dogs

Our business plan will continue its efforts to produce, market and distribute our Cobroxin®, Nyloxin® and Pet Pain-Away branded products both domestically and internationally.

From October 2009 until December 31, 2014, our operations centered on the marketing of Cobroxin® and Nyloxin® and Nyloxin® Extra Strength. In December of 2014, we launched Pet Pain-Away and began actively marketing the product. Through the sales of Cobroxin®, Nyloxin®, Nyloxin® Extra Strength and Pet Pain-Away we have earned accumulated net revenues of $2,975,875. During fiscal year 2014, we earned revenues of $587,804 from sales of Nyloxin® and $6,701 from sales of Pet Pain-Away.

Additionally, ReceptoPharm has developed two drug candidates:

•

RPI-78M, to treat neurological diseases and autoimmune diseases, including; Multiple Sclerosis (MS), Adrenomyeloneuropathy (AMN), Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig’s disease), Rheumatoid Arthritis (RA) and Myasthenia Gravis; and

•

RPI-MN, to treat viral diseases, including HIV/AIDS and Herpes.

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

In November 2009, XenaCare began selling Cobroxin® to brick-and-mortar retailers, including distribution to CVS in March 2010 and Walgreens in May 2010. On April 1, 2011, we notified our Cobroxin® Distributor, XenaCare that they were in breach of our agreement. As a result of this, the distribution agreement was terminated effective April 10, 2011. XenaCare had a large stock of the product that they had ordered from us and we had allowed them to continue to market their existing inventory of Cobroxin®. In October 2011 we discontinued their website at www.Cobroxin.com. All current traffic to that website is now redirected to www.Nyloxin.com. It is our plan to re-launch Cobroxin® and expect to begin a marketing campaign by the end of 2015 with an eventual return to retail stores.

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

In December of 2013, we announced an agreement with MyNyloxin.com for the exclusive rights to market and distribute Nyloxin® in the Network Marketing channel. MyNyloxin.com provides a business opportunity to their Distributors to earn commissions on the sale of our products through their Distributor groups. In January of 2014, we announced the first product shipments to the MyNyloxin Independent Entrepreneurs (MIEs). MyNyloxin conducts webinars, conference calls and live meetings to support recruitment of new MIEs as well as to provide product and business education. In April of 2014, we announced that MyNyloxin.com had signed an agreement that creates the MyNyloxin Telemarketing Division (MTD). MTD began their telemarketing campaign on April 7 to identify customers for Nyloxin® as well as potential Distributors for MyNyloxin.com. In June of 2014, we announced that MyNyloxin had begun rolling out a national television campaign to support Nyloxin® branding and sales. In November of 2014, MyNyloxin.com changed their name to Lumaxa.

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

Nyloxin® Military Strength

In December 2012, we announced the availability of Nyloxin® Military Strength for sale to the United States Military and Veteran's Administration. Over the past few years, the U.S. Department of Defense has been reporting an increase in the use and abuse of prescription medications, particularly opiates. In 2009, close to 3.8 million prescriptions for pain relievers were written in the military. This staggering number was more than a 400% increase from the number of prescriptions written in the military in 2001. But prescription drugs are not the only issue. The most common and seemingly harmless way to treat pain is with non steroidal, anti-inflammatory drugs (NSAIDS). But there are risks. Overuse can cause nausea, vomiting, diarrhea, heartburn, ulcers and internal bleeding. In severe cases chest pain, heart failure, kidney dysfunction and life-threatening allergic reactions can occur. It is reported that approximately 7,600 people in America die from NSAID use and some 78,000 are hospitalized. Ibuprofen, also an NSAID has been of particular concern in the military. The terms “Ranger Candy” and “Military Candy” refer to the service men and women who are said to use 800mg doses of Ibuprofen to control their pain. But when taking anti-inflammatory Ibuprofen in high doses for chronic pain, there is potential for critical health risks; abuse can lead to serious stomach problems, internal bleeding and even kidney failure. There are significantly greater health risks when abuse of this drug is combined with alcohol intake. Our goal is that with Nyloxin®, we can greatly reduce the instances of opiate abuse and overuse of NSAIDS in high risk groups like the US military. The Nyloxin® Military Strength represents the strongest version of Nyloxin® available and is approximately twice as strong as Nyloxin® Extra Strength. We are working with outside consultants to register Nyloxin® Military Strength and the other Nyloxin® products for sale to the US government and the various arms of the military as well as the Veteran's Administration. On April 22, 2014, we announced that we are seeking GSA (Government Services Administration) Certification in order to supply Military Strength Nyloxin® to the Department of Defense (DoD) and Veterans Affairs Hospitals (VA). We have completed the registration process and are awaiting final approval through the GSA. We expect to be able to actively market through these channels by mid- 2015.

We are pursuing international drug registrations in Canada, Mexico, India, Central and South America and Europe. Since European rules for homeopathic drugs are different than the rules in the US, we cannot estimate when this process will be completed. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin® in India.  We are currently working with potential Distributors in India. In February, 2015 we completed the first test shipments to India through our importer, S.Zhaveri Pharmakem. We plan to begin active sales and marketing in India by mid-2015. Additionally, we plan to complete two human clinical studies aimed at comparing the ability of Nyloxin® Extra Strength to replace prescription pain relievers. We originally believed that these studies would begin during the second quarter of 2010; however, these studies have been delayed because of lack of funding. We cannot provide any timeline for these studies until adequate financing is available.

To date, our marketing efforts have been limited due to lack of funding. As sales increase, we plan to begin marketing more aggressively to increase the sales and awareness of our products.

Pet Pain-Away

During June of 2013, we announced the launch of our new homeopathic formula for the treatment of chronic pain in companion animals, Pet Pain-Away. Pet Pain-Away is a homeopathic, non-narcotic, non-addictive, over-the-counter pain reliever, primarily aimed at treating moderate to severe chronic pain in companion animals. It is specifically indicated to treat pain from hip dysplasia, arthritis pain, joint pain, and general chronic pain in dogs and cats. The initial product run was completed in December of 2014 and launched through Lumaxa Distributors on December 19, 2014.

Equine Nyloxin®

In October of 2013, we announced that we were in the process of launching the newest addition to our line of homeopathic treatments for chronic pain, Equine Nyloxin®, a topical therapy for horses that is packaged as a two piece kit: Nyloxin® Topical Gel comprises Step 1 and a solution of DMSO (dimethylsulfoxide) comprises Step 2. We have been working with trainers and veterinarians in the equine industry and have already identified distributors for the product. The Equine Nyloxin® represents the Company's first topical solution for the animal market. The product is now undergoing market evaluation and is expected to be commercially available by the end of 2015.

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

Manufacturing

ReceptoPharm oversees Cobroxin® and Nyloxin®’s manufacturing activities, both at its Good Manufacturing Practice (“GMP”) certified facility and at a third-party manufacturing and bottling facility. ReceptoPharm is also responsible for acquiring appropriate amounts of Asian cobra venom required to manufacture Cobroxin® and Nyloxin®.

Subject to availability of funds, ReceptoPharm also plans to begin additional clinical studies for our pain relievers. These studies will be designed to compare the efficacy of Nyloxin® Extra Strength to other prescription strength pain relievers. A ReceptoPharm study published in Toxicon, which is the journal of the International Society of Toxinology, showed that ReceptoPharm’s leading drug product for the treatment of pain (RPI-78) had pain-reducing effects that lasted four times as long as morphine without the negative side effects associated with opioid-based pain relievers. Another study published in the journal Neuropharmacology showed a new mechanism on the use of Alpha-Cobratoxin as a treatment for pain. Alpha-Cobratoxin is the main component of the cobra venom used in Nyloxin® and Cobroxin®.

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

Manufacturing Cobroxin® and Nyloxin® entails a two-step process, the first of which consists of ReceptoPharm manufacturing the bulk raw materials and completing the dilution levels of Cobroxin®’s and Nyloxin®’s active pharmaceutical ingredient (“API”) as provided for in the Homeopathic Pharmacopeia of the United States, which is a compilation of continuously updated statements of Homeopathic Pharmacopoeia standards and monographs as recognized by that organization. Once this process is completed, the second step entails transport of raw materials to a third-party manufacturer that completes the final mixing, bottling and shipping processes.

We began limited manufacturing of Nyloxin® in November 2010. We scaled up manufacturing in the first quarter of 2011. Our production level is contingent upon product demand level and we can scale up as sales demand increases. We began manufacturing Pet Pain-Away in late 2014 and completed the first run of products for distribution on December 19, 2014.

Marketing and Distribution

In August 2009, we completed an agreement with XenaCare granting them the exclusive license to market and distribute Cobroxin® within the United States. To maintain this market exclusivity, XenaCare was required to meet certain minimum performance requirements. On April 1, 2011, we notified our Cobroxin® Distributor, XenaCare Holdings that they were in breach of our agreement. As a result of this, the distribution agreement was terminated effective April 10, 2011. XenaCare had a large stock of the product that they had ordered from us and we have allowed them to continue to market their existing inventory of Cobroxin®. In October 2011 we discontinued their website at www.Cobroxin.com. All current traffic to that website is now redirected to www.Nyloxin.com. It is our plan to re-launch Cobroxin® and expect to begin a marketing campaign by the end of 2015 with an eventual return to retail stores.

In December of 2013, we announced an agreement with MyNyloxin.com for the exclusive rights to market and distribute Nyloxin® in the Network Marketing channel. MyNyloxin.com provides a business opportunity to their Distributors to earn commissions on the sale of our products through their Distributor groups. In January of 2014, we announced the first product shipments to the MyNyloxin Independent Entrepreneurs (MIEs). MyNyloxin conducts webinars, conference calls and live meetings to support recruitment of new MIEs as well as to provide product and business education. In April of 2014, we announced that MyNyloxin.com had signed an agreement that creates the MyNyloxin Telemarketing Division (MTD). MTD began their telemarketing campaign on April 7 to identify customers for Nyloxin® as well as potential Distributors for MyNyloxin.com. In June of 2014, we announced that MyNyloxin had begun rolling out a national television campaign to support Nyloxin® branding and sales. In November of 2014, MyNyloxin.com changed their name to Lumaxa.

We are continuing our efforts to find strategic partnerships for the promotion, marketing, registration, licensing and sales of our products domestically and internationally.

Dependence on one or a Few Major Customers

With respect to Nyloxin®, Nyloxin® Extra Strength and Pet Pain-Away, we have been distributing the products online and to various retailers. We are seeking both domestic and international distributors for these products. It may be that a larger distributor may require exclusivity in the US or any particular foreign market. If so, we would be dependent on that distributor for those Nyloxin® sales. Currently, Lumaxa is the exclusive global Nyloxin® and Pet Pain-Away Distributor in the Network Marketing channel.

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

To cause infection, HIV needs to gain entry into cells through the attachment to receptors on the cell membrane. These receptors are called chemokine receptors. There are two principal types, CCR5 and CXCR4. Different HIV strains use one of these types. A single drug that would block all of the chemokine receptors (“tropism-independent”) could be more useful, for several reasons, than a mixture of molecules that would have to be used to do the same.

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

In the areas of HIV and MS, ReceptoPharm plans to conduct clinical studies of its HIV and MS drugs under development. These “Phase II” studies will either prove or disprove the preliminary efficacy of ReceptoPharm's HIV and MS drugs under development. ReceptoPharm is in the process of attempting to secure agreements with third parties to conduct such clinical studies.

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

Research and Development

During 2014 and 2013, we had research and development costs of $341 and $697, respectively.

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

Compliance with Government Regulations and Need for Government Approval

The production and marketing of potential drug products as well as research and development activities generally are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, vaccines, drugs and certain diagnostic products are subject to FDA review of safety and efficacy. The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, or refusal of the government to approve Biological License Applications (“BLAs”), Product License Applications (“PLAs”), New Drug Applications (“NDAs”) or refusal to allow a company to enter into supply contracts. The FDA also has the authority to revoke product licenses and establishment licenses previously granted.

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

The FDA approval process for a new biological or pharmaceutical drug involves completion of preclinical studies and the submission of the results of these studies to the FDA in an Initial New Drug application, which must be approved before human clinical trials may be conducted. The results of preclinical and clinical studies on biological or pharmaceutical drugs are submitted to the FDA in the form of a BLA, PLA or NDA for product approval to commence commercial sales. In responding to a BLA, PLA or NDA, the FDA may require additional testing or information, or may deny the application. In addition to obtaining FDA approval for each biological or chemical product, an Establishment License Application (“ELA”) must be filed and the FDA must inspect and license the manufacturing facilities for each product. Product sales may commence only when both BLA/ PLA/ NDA and ELA are approved. In certain instances in which a treatment for a rare disease or condition is concerned, the manufacturer may request the FDA to grant the drug product Orphan Drug status for a particular use. “Orphan Drug” status refers to serious ailments affecting less than 250,000 individuals. In this event, the developer of the drug may request grants from the government to defray the costs of certain expenses related to the clinical testing of such drug and be entitled to marketing exclusivity and certain tax credits.

In order to gain broad acceptance in the marketplace of a medical device, our partners or we will need to receive approval from the FDA and other equivalent regulatory bodies outside of the United States. This approval will be based upon clinical testing programs at major medical centers. Data obtained from these institutions will enable us, or our partners, to apply to the FDA for acceptance of its technology as a “device” through a 510(k) application or exemption process. Once the data have been fully gleaned, it is expected that this process would take ninety days.

According to the FDA, a “device” is: “an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory which is recognized in the official National Formulary, or the United States Pharmacopoeia, or any supplement to them, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or intended to affect the structure or any function of the body of man or other animals, and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.”

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

Class II: 510(k). This is one level down from the PMA and it is applied to devices with which the FDA has had previous experience. A 510(k) is a pre-marketing submission made to FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to pre-market approval. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. The legally marketed device to which equivalence is drawn is known as the “predicate” device. Applicants must submit descriptive data and, when necessary, performance data to establish that their device is SE to a predicate device. Again, the data in a 510(k) is to show comparability, that is, substantial equivalency (SE) of a new device to a predicate device. Under this level of approval, the manufacturing facility is registered with the FDA and the product or device is registered with the FDA. Inspections under this classification are possible. All the appropriate cGMP and clinical data backing the claims made must be on file and available on demand by the FDA.

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

Gilead Sciences markets Harvoni as a 'cure' for Hepatitis C. It combines two drugs: Sovaldi (sofosbuvir) and ledipasvir. Harvoni is taking over the market as Gilead has turned Hepatitis C into a curable illness and has generated over $20B in sales.

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

We have set forth below a summary of venom-based drugs and their potential applications.

Company	Drug	Application
Pentapharm	Batroxobin	Anticoagulant from Lancehead viper
Knoll Pharmaceutical	Ancrod	Anticoagulant from rattlesnakes
Bristol-Myers Squibb	Capoten	Antihypertensive from Brazilian Pit Viper
Medicure	Aggrastat	Antiplatelet drug from vipers
Millennium Pharmaceutical	Integrilin	Antiplatelet drug from rattlesnakes
Amylin Pharmaceuticals	Byetta	Treatment for type 2 diabetes and obesity from Gila Monster
Elan Pharmaceuticals	Prialt	Intrathecal drug from cone snails for intractable pain

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

•

Non- Exclusive License for “Buccal Delivery System”(“Buccal”) – An innovative aerosolized drug delivery system that is patent pending. Many therapeutic agents cannot be effectively delivered by aerosol formulation due to their large size and/or irregular shapes. Since these therapeutic agents cannot be ingested orally without being degraded by the digestive system, patients have no alternative but to directly inject these drugs. We have a non-exclusive license to the Buccal patent pending proprietary aerosol formulation, which greatly enhances the permeability of the mucous membranes found on the roof of the mouth and the back of the throat. This allows for the easy and efficient systemic delivery into the bloodstream of a much wider variety of proteins and peptides. This non-exclusive license for “Buccal Delivery System” and patent pending application includes claims that identify the active mucosal enhancer, its combination with therapeutic agents and the mode of delivery through aerosol. This may allow for the effective and pain-free delivery of peptide and protein therapeutics for the treatment of HIV and MS.

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

U.S. Patent Application Number 11/431126, Immunokine composition and method with 31 claims. The patent describes a composition and method for preventing HIV infection of mammalian cells. One aspect of the invention relates to an anti-immunodeficiency virus immunokine capable of binding to a cellular protein in a manner that prevents HIV infection of that cell. The compositions can include either an active bioactive polypeptide, such as native cobratoxin, and/or an inactivated bioactive polypeptide, such as cobratoxin in which one or more of the native disulfide bridges have been prevented from forming. The term “immunokine” is used to refer to an inactivated bioactive polypeptide, whether inactivated by chemical, genetic, and/or synthetic means as described herein, with the proviso that a corresponding active bioactive polypeptides can be included where applicable (e.g., for in vitro use). This application is currently listed as abandoned as of June 2009.

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

Patents Assigned to Us by Nanologix, Inc.

Because we have focused on our drugs, we have not continued any activity in our former Designer Diagnostics division since June, 2011. As results become available through the validation process taking place at National Jewish Hospital in Denver and funding becomes available, we may revisit the technology and re-engage our efforts in Designer Diagnostics.

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

Employees

We employ a total of 5 employees, consisting of: (a) our Chief Executive Officer (b) Our Director of Marketing (c) our Interim President of ReceptoPharm, (d) our Warehouse Manager and (e) a warehouse employee. We utilize outside consultants, legal and accounting personnel as necessary and as funding permits.

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

We incurred net losses of $2,532,985 and $4,342,964 for the years ended December 31, 2014 and 2013. We anticipate that these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Cobroxin® , Nyloxin® and Pet Pain Away products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have a limited revenue producing history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual losses of $2,532,985 and $4,342,964 during the fiscal years of operations ending December 31, 2014 and 2013 respectively. As a result, at December 31, 2014 we had an accumulated deficit of $44,519,805. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Cobroxin®, Nyloxin® and Pet Pain-Away products.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2014 we had a working capital deficit of $3,610,206. Our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have a negative cash flow from operations of approximately $0.15 million and $0.53 million for the years ended December 31, 2014 and 2013, respectively. We have insufficient financial resources to fund our operations.

As of December 31, 2014 we owe $411,411 to our Chief Executive Officer from funds borrowed from him.

Our Chief Executive Officer may be unwilling or unable to continue funding our operations.

Our Chief Executive Officer has historically funded our operations by providing loans to us. As of December 31, 2014, we owe Mr. Deitsch $411,411. Mr. Deitsch may be unwilling or unable to fund our operations in the future. If we have no other source of funding and we are unable to secure additional loans from Mr. Deitsch, our operations will be negatively affected.

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

Due to poor performance, we cancelled our distribution agreement with our Cobroxin® distributor, XenaCare in April, 2011. We plan to re-launch Cobroxin®, but we have not yet ordered product or provided planned sales. To date, we have only limited sales of Nyloxin® and Pet Pain-Away through outside distributors. Most of the current sales are direct from the company or through the www.Nyloxin.com website. If we fail to improve our own marketing and distribution or fail to find a competent outside distributor our operations and financial condition will be negatively affected

If we cannot sell a sufficient volume of our products, we will be unable to continue in business.

To date, sales of Cobroxin® have been limited and inconsistent. Total sales of Cobroxin® have been $1,995,673 since the fourth quarter of 2009, with no significant sales since the second quarter of 2010.

To date, sales of Nyloxin® have been limited and inconsistent. During 2011, we sold $66,568 of Nyloxin®. During 2012, we sold $199,231 of Nyloxin®. During 2013, we sold $119,898 of Nyloxin®. During 2014, we sold $587,804 of Nyloxin®. We launched Pet Pain-Away in late December of 2014 and generated $6,701 in 2014. If we cannot achieve sufficient sales levels of our Cobroxin®, Nyloxin® and Pet Pain-Away products or we are unable to secure financing our operations will be negatively affected.

We have a limited history of generating revenues on which to evaluate our potential for future success and to determine if we will be able to execute our business plan; accordingly, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our total sales of Cobroxin® from November 2009 until December 31, 2014 are $1,995,673. Our total sales of Nyloxin® from January 1, 2011 to December 31, 2014 are $973,501. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company. These risks include:

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

We may be unable to implement our growth strategy reflected in our business plan rapidly enough for us to achieve profitability. Our growth strategy is dependent on a number of factors, including market acceptance of our Cobroxin®, Nyloxin® and Pet Pain-Away products and the acceptance by the public of using these products as pain relievers. We cannot assure you that our products will be purchased in amounts sufficient to attain profitability.

Among other things, our efforts to expand our sales of Cobroxin®, Nyloxin® and Pet Pain-Away will be adversely affected if:

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

Our intellectual property, including patents, is our key asset. We currently have 21 patents that we either own or have the rights to from third parties. 16 of these patents have been approved and 5 are pending. Competitors may be able to design around our patents for our Cobroxin®, Nyloxin® and Pet Pain-Away products and compete effectively with us. The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial. We cannot assure you that:

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

We are subject to substantial FDA regulations pertaining to Cobroxin®, Nyloxin® and Pet Pain-Away, which may increase our costs or otherwise adversely affect our operations.

Our Cobroxin®, Nyloxin® and Pet Pain-Away products are subject to FDA regulations, including manufacturing and labeling, approval of ingredients, advertising and other claims made regarding Cobroxin®, Nyloxin® and Pet Pain-Away, and product ingredients disclosure. If we fail to comply with current or future regulations, the FDA could force us to stop selling Cobroxin®, Nyloxin® and Pet Pain-Away or require us to incur substantial costs from adopting measures to maintain FDA compliance.

The inability to provide scientific proof for product claims may adversely affect our sales.

The marketing of Cobroxin®, Nyloxin® and Pet Pain-Away involves claims that they assist in reducing Stage 2 chronic pain, while Nyloxin® Extra Strength and Nyloxin® Military Strength involves claims that they assist in reducing Stage 3 chronic pain. The marketing of Pet Pain-Away involves claims that they assist in relieving pain in dogs and cats. Under FDA and Federal Trade Commission (“FTC”) rules, we are required to have adequate data to support any claims we make concerning Cobroxin®, Nyloxin® and Pet Pain-Away. We have scientific data for our Cobroxin®, Nyloxin® and Pet Pain-Away product claims; however, we cannot be certain that these scientific data will be deemed acceptable to the FDA or FTC. If the FDA or FTC requests supporting information and we are unable to provide support that it finds acceptable, the FDA or FTC could force us to stop making the claims in question or restrict us from selling the products.

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

We secure cobra venom on an as-needed basis. If we do not have an available supplier to fill customer orders, there will be distribution delays and/or our failure to fulfill purchase orders, either of which will negatively affect our brand name reputation and operating results.

Our Cobroxin®, Nyloxin® and Pet Pain-Away products may be unable to compete against our competitors in the pain relief market.

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

If we become subject to product liability claims for Cobroxin®, Nyloxin® and Pet Pain-Away that exceed our product liability policy limits, we may be subject to substantial litigation costs or judgments against us, which will negatively impact upon our financial and operating results.

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

Our common stock trades on the OTC-Market, which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

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

As of December 31, 2014, we had 1,470,631,255 outstanding shares that were subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of February 1, 2013, we leased approximately 2,200 square feet at 12502 West Atlantic Blvd, Coral Springs, Florida. Our offices are comprised of a reception area, conference room, 4 offices, 2 restrooms and 2 cubicle workstations. Our offices are adequate for our needs. Our lease term is for a period of 3 years and will expire on January 31, 2016. We do have an option to renew as well as increase our space to occupy adjacent offices. We currently pay monthly rent of approximately $4,100.

Since May 13, 2004, ReceptoPharm has leased their office space at 1537 NW 65th Avenue, Plantation, Florida for three consecutive two-year terms. ReceptoPharm's 5,500 square foot facilities include a reception area, conference room and five offices, a warehouse and a laboratory. On May 10, 2010 ReceptoPharm renewed the lease with Shelter Developers of America (“Shelter”) for the last two-year term beginning on June 1, 2010 and ending May 31, 2012. On July 9, 2012 ReceptoPharm entered into a new lease agreement for a five year period beginning on August 1, 2012. The lease calls for monthly payments for year 1 and year 2 in the amount of $5,617 and $5,813, respectively, which includes base rent, common area expenses, real estate taxes and insurance.

We incurred rent expense of $119,215 and $114,889 for the years ended December 31, 2014 and 2013.

Item 3. Legal Proceedings

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

On December 5, 2014 ReceptoPharm engaged new counsel to oppose the partial summary judgment and represent the Company. The trial for this matter is scheduled for June, 2015.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of December 31, 2014, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action which, if successful, would avoid the case being converted into an actual bankruptcy action. On September 30, 2013, the Company entered into a Settlement Agreement with the Petitioners, which is effective upon the court dismissal of the action.  In full and final satisfaction of all claims, the Company settled the Agreement with the Petitioners for a total sum of $350,000.  $35,000 has been paid and a second lump sum payment was due within 8 months from February 12, 2014, the date the court dismissed the action.  The Parties executed mutual releases exclusive of releases under the Settlement Agreement. On October 21, 2014 we received a Notice of Default from the Petitioners' counsel. We have responded to the notice and will be seeking remedies to the alleged default.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the over-the-counter (“OTC-Market”) under the trading symbol “NPHC”. The following table sets forth the high and low bid prices for each quarter within the last two fiscal years.

	2013FiscalYear
	High Bid	Low Bid
First Quarter	$0.013	$0.0065
Second Quarter	$0.0091	$0.0038
Third Quarter	$0.0254	$0.0038
Fourth Quarter	$0.02	$0.0071

	2014FiscalYear
	High Bid	Low Bid
First Quarter	$0.0117	$0.0064
Second Quarter	$0.0129	$0.003
Third Quarter	$0.0099	$0.0059
Fourth Quarter	$0.0081	$0.005

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Penny Stock Considerations

Our shares of common stock are “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 as equity securities with a price of less than $5.00. Our shares are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor.

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

Holders

As of April 13, 2015, based upon records obtained from our transfer agent, there were 270 holders of record of our common stock. Our transfer agent records does not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

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

Equity Compensation Plans

Securities authorized per issuance under Equity Compensation Plans as of December 31, 2014 and 2013 are as follows:

Equity Compensation Plan Information

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of Securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	N/A	N/A
Equity compensation plans not approved by security holders	0	$0.10	255,000
Total	0	$0.10	255,000

The figures contained in the above chart are composed of our 2003 and 2007 Employee /Consultant Stock Compensation Plans and two (2) option agreements we have with a corporate entity and our former Chairman of the Board/Executive Chairman, as follows:

2003 Plan

On December 3, 2003, our Board of Directors approved the Employee/Consultant Stock Compensation Plan (the “2003 Plan”). The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 2,500,000. As of December 31, 2014 and 2013, we had issued a total of 2,495,000 shares under the 2003 Plan.

2007 Plan

On June 6, 2007, our Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the “2007 Plan”). The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2007 Plan is 25,000,000. As of December 31, 2014 and 2013, we had issued a total of 24,750,000 shares under the 2007 Plan.

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

Shares Issued to Employees and Directors

During December 2014, the Board of Directors approved a resolution for the issuance of a total of 54,092,000 shares of the Company’s restricted common stock to directors and employees of the Company. The issuance was valued at $324,552 ($0.006 per share), which was the fair value of the Company’s common stock on the date of issuance.

Common Stock Issued for Services

During January, 2015, the Company signed an agreement with a consultant for investor relation services for a month. In connection with the agreement, 4,000,000 shares of company’s restricted common stocks were issued with a fair value of $24,400. The share was valued at $0.0061 per share.

During January, 2015, the Company signed an agreement with a consultant for investor relation services for six months. In connection with the agreement, 10,000,000 shares of company’s restricted common stocks were issued with a fair value of $61,000. The share was valued at $0.0061 per share.

During December 2014, the Company issued 3,775,000 shares of the Company’s restricted common stock to sales representatives for services rendered with a fair value of $26,048. The share was valued at $0.0069 per share.

During December 2014, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for services rendered with a fair value of $12,000. The share was valued at $0.006 per share.

During November 2014, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for services for one year. The share was valued at $0.008 per share. The Company recorded an equity compensation charge of $1,929 during the year ended December 31, 2014. The remaining unrecognized compensation cost of $14,071 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of ten and half months.

During November 2014, the Company issued 5,000,000 shares of the Company’s restricted common stock to a consultant for services for one year. The share was valued at $0.0072 per share. The Company recorded an equity compensation charge of $5,918 during the year ended December 31, 2014. The remaining unrecognized compensation cost of $30,082 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of ten months.

During July 2014, the Company signed an agreement with a consultant for investor relation services for seven weeks. In connection with the agreement, 5,000,000 shares of company’s restricted common stocks were issued with a fair value of $45,500. A $10,000 convertible note convertible at $0.0035 per share was also issued.

During May 2014, the Company signed an agreement with a consultant for investor relation services for one month. In connection with the agreement, 5,000,000 shares of company’s restricted common stocks were issued with a fair value of $18,500. A $10,000 convertible note convertible at $0.0035 per share was also issued.

During June 2014, the Company issued 5,000,000 shares of the Company’s restricted common stock to a consultant for services for one year. The share was valued at $0.0085 per share. The Company recorded an equity compensation charge of $22,938 during the year ended December 31, 2014. The remaining unrecognized compensation cost of $19,562 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of five and half months.

Common Stock Issued for Debt Modification

On February 1, 2015, the Company issued 1,000,000 restricted shares note holder in connection with the amendment of maturity date to August 3, 2015. The shares were valued at a fair value of $7,000.

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

Common Stock Issued with Promissory Note

In August 2014, in connection with the issuance of this promissory note to Michael McDonald Trust in the amount of $75,000 which is due in six months from the funding of the note, the Company issued 2,000,000 shares of the Company's common stocks. The Company has recorded a debt discount in the amount of $15,665 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $15,665 was amortized over the term of the debt.  Amortization for the year ended December 31, 2014 was $13,054.

Common Stock Held in Escrow

On July 27, 2011 the Company issued 5,714,286 shares of free trading common stock in certificate form which is held in escrow as security under an agreement reached with Liquid Packaging Resources, Inc.  (“LPR”) on August 2, 2011.

Common Stock Issued for Settlement of Accounts Payable & Debt

During January, 2015, following the assignment of Michael McDonald’s debt of $92,310 in June 2014, Coventry made the final conversion of a total of 18,461,923 shares of the company’s restricted stock satisfying remaining $55,386 of the note in full.

During January, 2015, following the agreement with Christopher Castaldo for $10,000 on July 8, 2014, the conversion for a total of 2,857,143 shares of the company’s restricted stock was made in satisfying the note in full.

During January, 2015, Mr. Deitsch accepted a total of 5,000,000 shares of the Company’s restricted common stock as a repayment to discharge $10,000 of his outstanding loan to the Company. The shares were valued at the note payable amount due to the fact that it was a related party transaction.

Following the agreements with Castaldo for $10,000 in June 2014, Castaldo made the conversion for a total of 2,857,143 shares of the company’s restricted stock satisfying the notes in full with a fair value of $14,286 during December 2014.

Following the agreements with Castaldo for $30,000 each (total $60,000) in July 2013 and October 2013, Castaldo made the conversion for a total of 12,000,000 shares of the company’s restricted stock satisfying the notes in full with a fair value of $79,167 during February and April 2014.

Following the agreement with Southridge Partners II, LLC for $35,000 in October 2013, Southridge converted the note in full for a total of 13,349,057 shares of the Company’s restricted stock on April 7, 2014.Pursuant to the “reset provision” on the note agreement, an additional 2,373,166 shares of common stocks were issued due to stock price depreciation on the clearing date of April 23, 2014. These shares were valued at a fair value of $10,679 and recorded as loss on settlement of debt.

Following the assignment of Michael McDonald’s debt of $92,310 in June 2014, Coventry made the following conversions of a total of 13,084,856 shares of the company’s restricted stock satisfying $36,924 of the note with a fair value of $122,725. During January, 2015, Coventry made the final conversion of a total of 18,461,923 shares of the company’s restricted stock satisfying remaining $55,386 of the note in full.

During June, August and October 2014, the Company issued a total of 180,000,000 shares of the company’s restricted stock to settle the outstanding commissions’ payable in aggregate of $300,000 with TCN. The shares were valued at a range from $0.0056 to $0.0099 per share. The Company recorded a loss of $1,164,000 as a selling expense during the year ended December 31, 2014.

During May and June, 2014, the two convertible Notes holders made the following conversions of a total of 33,226,382 shares of the company’s restricted stock satisfying the notes in the amount of $92,000 with a fair value of $177,093 on the dates of conversions.

During February and June, 2014, $23,000 and $10,000 of the convertible notes were assigned to third parties with a conversion price at $0.005 and $0.002 per share, respectively. The conversions for a total of 9,600,000 shares of the company’s restricted stock were made as followings in satisfying the notes of $33,000 at the fair value of $65,982.

Following the agreements with Coventry Enterprises, LLC for $100,000 and $70,000 in September 2013, Coventry made the following conversions for a total of 51,460,632 shares of the company’s restricted stock during the year ended December 31, 2014 satisfying the Notes in full.

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

Inventory Obsolescence: Inventories are valued at the lower of average cost or market value. We periodically perform an evaluation of inventory for excess, impairments and obsolete items. At December 31, 2013 our inventory consisted entirely of raw materials that are utilized in the manufacturing of finished goods. These raw materials generally have expiration dates in excess of 10 years. At December 31, 2014 our inventory consisted both raw materials and finished goods.

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

Accomplishments during 2014 & Subsequent Accomplishments

On January 7, 2014 we announced the initial shipment of products and payments of commissions to MyNyloxin Distributors. The Network Marketing opportunity is being aggressively pursued and is expected to grow throughout 2014.

On April 3, 2014 we announced that MyNyloxin.com had signed an agreement that creates the MyNyloxin Telemarketing Division (MTD). MTD would began their telemarketing campaign on April 7 to identify customers for Nyloxin® as well as potential Distributors for MyNyloxin.com.

On April 22, 2014, we announced that we are seeking GSA (Government Services Administration) Certification in order to supply a specially formulated Military Strength Nyloxin® to the Department of Defense (DoD) and Veterans Affairs Hospitals (VA).

On May 28, 2014 we announced that MyNyloxin.com had completed their work on a series of commercials to start airing in the month of June. The advertisements focused on the benefits of Nyloxin® and include 30 second, 60 second and 120 second spots. The commercials can be viewed at:

http://lumaxa.com/content/Nyloxin-Commercials.aspx.

On June 25, 2014 we announced that MyNyloxin.com begun airing television commercials as of Monday, June 23, 2014. The advertisements focus on the benefits of Nyloxin®. The first contract had already begun and included over 30,000 spots to run throughout the Southeast Region from Comcast and AT&T U-Verse Cable providers. The ads were scheduled to run on the following channels: GOLF, LMN, CNBC, FOXN, MSNBC, NBCS, ESPN, ESPN2, TNT, FOXS, TWC, CNN, HALL, HGTV, TLC, HLN and LIFE. Starting June 30, 2014, the commercials began airing in the New York and New Jersey markets with a rollout to the national stage over the coming weeks.

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

On November 12, 2014 we announced the recertification of our Plantation, Florida laboratory facilities. This includes manufacturing, research and production space as well as a clean room module. The recertification allows for the continuing production of our over-the-counter (OTC) pain reliever, Nyloxin® and our newest product, Pet Pain-Away; a homeopathic treatment for pain in companion animals. The primary purpose of the laboratory updates, calibrations and certification is to allow us to re-engage in our clinical platform and to begin eventual trials in our drug pipeline with therapeutic agents for MS, HIV and AMN.

On December 17, 2014 we announced that we had received our first manufacturing run of our homeopathic treatment for chronic pain in companion animals, Pet Pain-Away. We also announced that we had begun shipping and many distributors had already received their first orders.

On January 20, 2015 we announced that we added Keith Gordon, DVM as our first Veterinarian to join our Medical Advisory Board. The addition of Dr. Gordon came just a few weeks after the successful launch of our newest product, Pet Pain-Away for the treatment of chronic pain in companion animals.

On February 5, 2015 we announced that we shipped our initial test orders of Nyloxin® to our importer in India, S.Zhaveri Pharmakem for distribution throughout India. In mid-2013 we announced that we had received notification that our patent and trademarks for the Nyloxin® line of pain relievers had been published in India's Official Journal, allowing for patent and brand protection in the country. Since that time, we've been working diligently with importers to arrange for all of the paperwork and regulatory documentation necessary for this initial shipment. We are now planning to meet with the Distributors in Mumbai and work out the details for mass distribution throughout India. That trip is expected to take place in the second quarter.

On February 20, 2015 we announced that Chairman and Chief Executive Officer (CEO) Rik J. Deitsch was interviewed live on iHeart Radio's Health Tech Talk Live hosted by Ben Chodor and broadcasted nationwide on iHeart Radio / Clear Channel Atlanta Studios - 640 WGST AM. The interview was aired on Saturday, February 21, 2015 at 3:00pm ET. In this interview, Mr. Deitsch discussed how Nutra Pharma is currently expanding our OTC retail sales of our pain therapies: Nyloxin® and Pet Pain-Away. He also discussed the clinical development of our first two therapeutic products. The interview can be heard at: https://www.youtube.com/watch?v=EdSmgULYT8Y

Results of Operations

Status of Operations

As noted in previous filings, we have been unable to proceed with ReceptoPharm’s studies since June, 2010; therefore, until we receive adequate financing or increased sales revenue, we have placed our drug development activities on hold and will focus all of our efforts on promoting our products that are already available in the marketplace. In November, 2014 we announced the recertification of our laboratory facility as the first step in re-engaging our drug development activities.

We estimate that we will require approximately $600,000 to fund our existing operations and the operations of our subsidiary ReceptoPharm over the next twelve months. These costs include: (i) compensation for four (4) full-time employees and one (1) part-time employee; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services. These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

We began generating revenues from the sale of Cobroxin® in the fourth quarter of 2009 and from the sale of Nyloxin® and Nyloxin® Extra Strength in January of 2011. We began sales of Pet Pain-Away in December 2014. While sales have increased year over year, they have been limited and inconsistent. Our ability to meet our future operating expenses is highly dependent on the amount of such future revenues. If future revenues from the sale of Cobroxin®, Nyloxin® and Pet Pain-Away are insufficient to cover our operating expenses we may need to raise additional equity capital, which could result in substantial dilution to existing shareholders. There can be no assurance that we will be able to raise sufficient equity capital to fund our working capital requirements on terms acceptable to us, or at all. We may also seek additional loans from our officers and directors; however, there can be no assurance that we will be successful in securing such additional loans.

Comparison of Years Ended December 31, 2014 and 2013

Sales for the year ended December 31, 2014 were $594,505 compared to $104,835 for the comparable period in 2013. All of the sales in 2014 and 2013 were related to product sales. The increase in sales is primarily attributable to an overall increase in sales of Nyloxin®.

Cost of sales for the year ended December 31, 2014 and 2013 was $114,300 and $41,165. Cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the year ended December 31, 2014 was $480,205 or 80.8% compared to $63,670 or 60.7% for the year ended December 31, 2013. The increase in our profit margin is primarily due to decrease in the shipping cost and fulfillment services.

Selling, general and administrative expenses (“SG&A”) increased $257,371 or 10.6% from $2,425,108 for the year ended December 31, 2013 to $2,682,479 for the year ended December 31, 2014. The increase is generally due to the increase in selling expense of $1,164,000 related to distributors. The increase was offset by decrease of approximately $26,000 in consulting, legal and professional fees, and the decrease in stock based compensation of $880,311 or 63% from $1,391,979 for the year ended December 31, 2013 to $511,668 for the year ended December 31, 2014.

Interest expense decreased $29,272 or 18.6%, from $157,376 for the year ended December 31, 2013 to $128,104 for the comparable 2014 period.  This decrease was due to overall decrease in short term indebtedness for the year ended December 31, 2014 compared to the year ended December 31, 2013.

We carry certain of our debentures and common stock warrants at fair value. For the year ended December 31, 2014 and 2013, the liability related to these hybrid instruments fluctuated, resulting in a loss of $208,190 and $1,135,677, respectively.

Loss on settlement of debt and accounts payable decreased $694,056 or 100.81%, from a loss of $688,473 for the year ended December 31, 2013 to a gain of $5,583 for the comparable 2014 period.  This increase was due to an overall decrease in settlement of debts and accounts payable through issuance of stocks for the year ended December 31, 2014 compared the year ended December 31, 2013.

Our net loss decreased by $1,809,979 or 41.6%, from $4,342,964 for the year ended December 31, 2013 to $2,532,985 for the year ended December 31, 2014.

Liquidity and Capital Resources

During December 31, 2014 and 2013, respectively, we have negative cash from operations of approximately $0.1 million and $0.5 million. Our lack of cash, significant losses and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2014 and December 31, 2013, we have experienced significant losses totaling $2,532,985 and $4,342,964, respectively and had an accumulated deficit of $44,519,805 for the period from our inception to December 31, 2014. In addition, we had working capital and stockholders’ deficits at December 31, 2014 of $3,610,206 and $3,594,761, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

As of December 31, 2014, we had $15,530 in cash and as of March 31, 2015, we had approximately $7,191 in cash and we owed approximately $575,000 in vendor payables. We currently do not have sufficient cash to sustain our operations for the next 12 months and will require additional financing or an increase in sales in order to execute our operating plan and continue as a going concern. Our plan is to continue to increase sales of our products and attempt to secure adequate funding to bridge the commercialization of our Cobroxin®, Nyloxin® and Pet Pain-Away products. We cannot predict whether additional financing will be in the form of equity, debt, or another form and we may be unable to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

Historically, we have relied upon loans from our Chief Executive Officer Rik J Deitsch, to fund costs associated with our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. During the year ended December 31, 2014, we borrowed $86,464 and repaid $161,969 to Mr. Deitsch. In addition, Mr. Deitsch accepted a total of 50,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan on April 10, 2014.

During the year ended December 31, 2014, we raised $50,000 and $225,000 through the issuance of convertible notes and promissory notes, respectively. We also raised $60,000 through sales of common stocks.

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

Item 8. Financial Statements and Supplementary Data

The information required by this item begins on page F-1 and is attached hereto and incorporated herein by reference. The index to our annual financial statements as of and for the years ended December 31, 2014 and 2013 can be found under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2014, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2014, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2014. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014, our management concluded that its material weaknesses in its internal controls over financial reporting include matters pertaining to: (a) lack of qualified accounting personnel; and (b) the need to enhance the supervision, monitoring and reviewing of financial statement preparation processes due to lack of qualified accounting personnel.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 and concluded that it is ineffective because of the material weaknesses in our internal control over financial reporting described above.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In conjunction with Item 9A above (Evaluation of Internal Controls over Financial Reporting) and following our management’s assessment and conclusion that our internal control over financial reporting as of December 31, 2014 is ineffective, because of the material weaknesses described above, we are actively seeking a new Chief Financial Officer.

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

Listed below are our executive officers and directors as of December 31, 2014

Name	Age	Position with the Company	Director Since

Rik J. Deitsch	47	Chairman, President and Chief Executive Officer*	2002

Stewart Lonky, M.D.	68	Director (1)	2004

Harold H. Rumph	84	Director	April 2008

Garry R. Pottruck	58	Director (1)	July 2009

(1)	Dr. Lonky and Garry R. Pottruck are members of our Audit Committee and Compensation Committee.

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

Section 16(a) Compliance of Officers and Directors

As of April 13, 2015, based on our review of Forms 3, 4, 5, and Schedule 13D furnished to us during the last fiscal year, all of our officers and directors filed the required reports.

Corporate Governance

a. Committees

(i) Audit Committee

On November 5, 2004, our Board of Directors established an Audit Committee. An audit committee charter was approved by the Board on October 14, 2012. Mr. Pottruck became the Chairman/Member of the Audit Committee as of July 29, 2009. Dr. Lonky also serves on the Audit Committee. During our 2014 Fiscal Year, our Audit Committee met three times in connection with our Fiscal Year audit, at which time the audit committee reviewed the audited financial statements and related notes. In addition, the audit committee met prior to the filing of each of the 2014 quarterly reports to review such reports. The Audit Committee addresses any questions it has to our Board members and officers, and our principal independent accountants.

(ii) Compensation Committee

On November 5, 2004, our Board of Directors established a Compensation Committee. We do not have a Compensation Committee Charter. Dr. Lonky serves on our Compensation Committee and Mr. Pottruck became our Compensation Committee’s Chairman as of July 29, 2009. During our 2014 fiscal year, our Compensation Committee met three times. Our Compensation Committee reviews all salaries, expenses, stock plans, and other compensation paid to our officers, directors, consultants, and others. Our Compensation Committee has not adopted any specific processes or procedures for considering executive and director compensation.

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

c. Board of Director Meetings

We had ten Board of Directors meetings during our 2014 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d. Annual Shareholder Meetings

We held no annual shareholder meeting during 2014.

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

Item 11.Executive Compensation

The following table summarizes compensation information for the last two fiscal years for (i) our Chief Executive Officer and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as our executive officers at the end of the fiscal year (collectively, the “Named Executive Officers”).

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Rik Deitsch	2014	130,000	—	121,656	—	—	—	—	251,656

Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board	2013	130,000	—	164,640	—	—	—	—	251,656

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2014.

DIRECTOR COMPENSATION

Name	Fees Earned orPaid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Rik Deitsch	130,000	121,656	0	0	0	0	251,656

Stewart Lonky	0	60,528	0	0	0	0	60,528

Garry Pottruck	0	61,116	0	0	0	0	61,116

Harold H. Rumph	0	68,802	0	0	0	0	68,802

(1)   Represents salary accrued during 2014

(2)   Represents stocks issued for services at a price per share of $0.006 during December 2014.

Director Compensation

There are no standard arrangements to which directors are compensated for services provided to us. Should we obtain adequate funding or sufficient revenues to justify standard arrangements for director compensation, we will consider whether to adopt such a compensation plan.

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2014 to any executive officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of December 31, 2014, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 1,511,950,321 shares issued and outstanding as of April 13, 2015:

Security Ownership of Management and Beneficial Owners

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding

Rik J. Deitsch Chief Executive Officer/President 12502 W. Atlantic Blvd Coral Springs, Florida 33071	211,954,334	14.0%

Dr. Stewart Lonky Director 12936 Discovery Creek Playa Vista, CA 90094	30,308,000	2.0%

Harold Rumph Director 1537 NW 65th Ave Plantation, FL 33313	46,467,000	3.1%

Garry Pottruck Director 10768 NW 18 Court Coral Springs, Florida 33071	27,951,000	1.9%

All executive officers and directors as a group (4) persons	316,680,334	21.0%

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

During the year ended December 31, 2014, we borrowed $86,464 and repaid $161,969 to Mr. Deitsch. In addition, Mr. Deitsch accepted a total of 50,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan on April 10, 2014. The balance owed to our President, Rik Deitsch, at December 31, 2014 was $411,411, which includes accrued interest of $369,983. This demand loan is unsecured and bears interest at a rate of 4.0%.

Subsequent to December 31, 2014 we received additional advances from Mr. Deitsch in the amount of $0 and repaid Mr. Deitsch $44,500. The amount owed to Mr. Deitsch as of April 13, 2015 was $371,396, which includes $374,470 of accrued interest.

Debt owed to our Directors

At December 31, 2014, we owed Garry Pottruck, a Director of Nutra Pharma, $120,000. The note is for principal amount of $200,000 with interest calculated at 10% interest for the first month plus 12% per annum calculated after 30 days from funding. The note was issued in the third quarter of 2010 and was expected to be repaid in six months to a year from the date of the loan.

Debt owed to ReceptoPharm’s Former President as of December 31, 2014

In addition, at December 31, 2014, we were indebted to Paul Reid, the former President of our wholly owned subsidiary, ReceptoPharm, in the amount of $129,466. This amount includes accrued interest of $49,638. This loan is due on demand and bears interest at a rate of 5% per annum. The loan is secured by certain intellectual property of ReceptoPharm. This Note is included in the settlement of the involuntary action.

Director Independence

Our common stock is quoted on the OTC-Markets; that trading medium does not have director independence requirements. Under Item 407(a) of Regulation S-K, we have adopted the definition of independence used by the American Stock Exchange, which may be found in the American Stock Exchange Company guide at (s) 121(A) (2) (2007). This definition states that our Board of Directors must affirmatively determine whether any of our directors have a relationship that would interfere with the exercise of independent judgment in carrying out their responsibilities of a director. Based on this definitional standard, our Board of Directors has determined that none of our Directors are independent.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to us for fiscal years ended December 31, 2014 and 2013 by auditors, Liggett, Vogt & Webb, P.A., were approximately $49,385 and $80,985  for professional services rendered for the audit of our annual financial statements and reviews of our interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees represent review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years, and the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. No such fees were paid to Liggett, Vogt& Webb, P.A in 2014 or 2013.

Tax Fees

No such fees were paid to Liggett, Vogt& Webb, P.A in 2014 or 2013.

All Other Fees

No such fees were paid to Liggett, Vogt& Webb, P.A in 2014 or 2013.

As of December 31, 2014, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company has an audit committee which reviewed all fees to the principal accountant. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

Dated: April 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch	Chairman of the Board, President,	April 13, 2015
Chief Executive Officer,
Principal Financial Officer,
Principal Accounting Officer

/s/ Garry R. Pottruck	Director	April 13, 2015

/s/ Stewart Lonky	Director	April 13, 2015

/s/ Harold H. Rumph	Director	April 13, 2015

Nutra Pharma Corporation

Consolidated Financial Statements

For the years ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Nutra Pharma Corp.

We have audited the accompanying consolidated balance sheets of Nutra Pharma Corp. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and changes in stockholders’ deficit and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Nutra Pharma Corp. and Subsidiaries as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring, significant losses from operations, and has an accumulated deficit of $44,519,805 at December 31, 2014. In addition, the Company had a working capital deficit and stockholders’ deficit at December 31, 2014 of $3,610,206 and $3,594,761, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

April 13, 2015

NUTRA PHARMA CORP.

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash	$15,530	$4,640
Accounts receivable	127,368	11,141
Inventory	46,945	5,000
Prepaid expenses and other current assets	151,968	68,091
Total current assets	341,811	88,872

Property and equipment, net	29,490	24,534
Other assets	15,955	15,955
Total assets	$387,256	$129,361

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	1,243,997	1,019,130
Accrued expenses	1,019,673	957,682
Due to officers	540,877	689,588
Derivative warrant liability	186,549	323,172
Other debt, net of discounts of $2,611 and $0, respectively	960,921	1,359,238
Total current liabilities	3,952,017	4,348,810
Convertible debts	30,000	-
Total liabilities	3,982,017	4,348,810

Commitments and Contingencies (See Note 10)	-	-

Stockholders' deficit:
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 1,470,631,255 and 1,004,313,019 shares issued and outstanding at December 31, 2014 and 2013	1,470,631	1,004,313
Additional paid-in capital	39,454,413	36,763,058
Accumulated deficit	(44,519,805)	(41,986,820)
Total stockholders' deficit	(3,594,761)	(4,219,449)
Total liabilities and stockholders' deficit	$387,256	$129,361

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2014	2013
Net sales	$594,505	$104,835
Cost of sales	114,300	41,165
Gross profit	480,205	63,670

Operating expenses:
Selling, general and administrative - including stock based compensation of $511,668 and $1,391,979, respectively	2,682,479	2,425,108
Total other costs and expenses	2,682,479	2,425,108
Net Loss from Operations	(2,202,274)	(2,361,438)

Other Expenses
Interest expense	(128,104)	(157,376)
Change in fair value of derivatives	(208,190)	(1,135,677)
Loss on settlement of debt and accounts payable, net	5,583	(707,651)
Other income	-	19,178
	(330,711)	(1,981,526)
Net loss before income taxes	(2,532,985)	(4,342,964)
Provision for income taxes	-	-
Net loss	$(2,532,985)	$(4,342,964)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	1,225,712,524	743,492,967

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Changes in Stockholders' Deficit

For the years ended December 31, 2014 and 2013

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2012	561,773,778	$561,774	$33,505,739	$(37,643,856)	$(3,576,343)

Issuance of common stock in exchange for services to consultants	71,600,000	71,600	669,770		741,370
Issuance of common stock in exchange for services to directors and employees	35,630,000	35,630	472,090		507,720
Common stock issued in private placement	42,000,000	42,000	98,000		140,000
Common stock issued in exchange for related party debt	50,000,000	50,000	112,500		162,500
Common stock issued for modification of debt	5,750,000	5,750	24,550		30,300
Common stock issued for conversion of debt	193,759,241	193,759	1,453,073		1,646,832
Common stock issued for settlement of AP	42,800,000	42,800	423,200		466,000
Common stock issued to note holder	1,000,000	1,000	2,977		3,977
In-kind contribution of interest			1,159		1,159
Net loss				(4,342,964)	(4,342,964)
Balance -December 31, 2013	1,004,313,019	1,004,313	36,763,058	(41,986,820)	(4,219,449)

Issuance of common stock in exchange for services to consultants	27,775,000	27,775	168,773		196,548
Issuance of common stock in exchange for services to directors and employees	54,092,000	54,092	270,460		324,552
Common stock issued in private placement	12,000,000	12,000	48,000		60,000
Common stock issued in exchange for related party debt	50,000,000	50,000	50,000		100,000
Common stock issued for modification of debt	2,500,000	2,500	39,825		42,325
Common stock issued for conversion of debt	135,578,070	135,578	808,326		943,904
Common stock issued for settlement of AP	182,373,166	182,373	1,292,306		1,474,679
Common stock issued to note holder	2,000,000	2,000	13,665		15,665
In-kind contribution of interest			-		-
Net loss				(2,532,985)	(2,532,985)
Balance -December 31, 2014	1,470,631,255	$1,470,631	$39,454,413	$(44,519,805)	$(3,594,761)

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013

Cash flows from operating activities:
Cash collected from customers	$1,558,124	$146,832
Cash paid for commission	(748,376)	-
Cash paid to suppliers	(107,747)	(49,881)
Cash paid to employees	(100,095)	(57,821)
Interest paid	(34,497)	(70,130)
Loan origination fees paid	(14,350)
Other operating cash payments	(701,188)	(500,038)
Net cash used in operating activities	(148,129)	(531,038)

Cash flows from investing activities:
Acquisition of property and equipment	(21,550)	-
Net cash used in investing activities:	(21,550)	-

Cash flows from financing activities:
Common stock sold for cash	60,000	140,000
Loans from officers	86,464	181,718
Repayment of officers loans	(161,969)	(83,600)
Repayments of notes payable-related party	(60,000)	-
Proceeds from convertible notes	50,000	225,000
Proceeds from other notes payable	225,000	75,000
Repayments of other notes payable	(18,926)	-
Repayments of notes payable-related party	-	(10,000)
Net cash provided by financing activities	180,569	528,118

Net increase in cash	10,890	(2,919)

Cash - beginning of period	4,640	7,559

Cash - end of period	$15,530	$4,640

Reconciliation of net loss to net cash used in operating activities:
Cash flows from operating activities:
Net loss	$(2,532,985)	$(4,342,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	1,158,417	707,650
Loss on note payable default	-	-
Depreciation and amortization	16,594	14,981
Stock-based compensation	511,668	1,391,979
Stock issued for loan extension	42,325	30,300
Change in fair value of derivative	208,190	1,135,677
In-kind contribution of interest	-	1,159
Amortization of loan discount	15,254	3,977
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	(116,227)	27,173
Decrease (increase) in inventory	(41,945)	(5,000)
Increase in due from related party	-	-
Decrease (increase) in prepaid stock-based compensation	-	-
Increase in prepaid expenses and other assets	(76,645)	(9,446)
Increase in accounts payable	558,628	429,808
Increase in accrued expenses	108,597	83,669
Net cash used in operating activities	(148,129)	(531,037)

Non cash Financing and Investing:
Stock issued in settlement of accounts payable	$320,000	$709,146
Shares issued to satisfy debt	$943,904	$1,646,832
Shares issued to satisfy debt-related party	$100,000	$162,500
Discounts on notes payable	$15,665	$-

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nutra Pharma Corp. ("Nutra Pharma"), is a holding company that owns intellectual property and operates in the biotechnology industry. Nutra Pharma incorporated under the laws of the state of California on February 1, 2000, under the original name of Exotic-Bird.com.

Through its wholly-owned subsidiary, ReceptoPharm, Inc. (“ReceptoPharm”), Nutra Pharma conducts drug discovery research and development activities. In October 2009, Nutra Pharma launched its first consumer product called Cobroxin®, an over-the-counter pain reliever designed to treat moderate to severe chronic pain. In May 2010, Nutra Pharma launched its second consumer product called Nyloxin®, an over-the-counter pain reliever that is a stronger version of Cobroxin® and is designed to treat severe chronic pain. In December 2014, we launched Pet Pain-Away, an over-the-counter pain reliever designed to treat pain in cats and dogs.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the results of Nutra Pharma and its wholly-owned subsidiaries Designer Diagnostics Inc. and ReceptoPharm (collectively "the Company", “us”, “we” or “our”). We operate as one reportable segment. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern

Our Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $44,519,805 at December 31, 2014. In addition, we had respective working capital and stockholders’ deficits at December 31, 2014 of $3,610,206 and $3,594,761, respectively.

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

As of December 31, 2014, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

The Company collects 100% of the cash proceeds from the sale of its product by its distributor, remits a portion of the cash proceeds received back to the distributor and records the sale on a net basis. In the year ended December 31, 2014 and 2013, the Company collected $1,558,124 and $146,832 in gross receipts and recorded $594,505 and $104,835 as net sales.

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

Inventories

Inventories, which are stated at the lower of average cost or market, and consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand.  If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs are charged to cost of goods sold.  We performed evaluations of our inventory during the year ended December 31, 2014 and 2013 and determined no allowances need to be recorded.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the year ended December 31, 2014, no customers accounted for more than 10% of the Company’s total revenues. For the year ended December 31, 2013, there were two customers that accounted for 19.6% and 15.3% of the total revenues, respectively. During 2014 and 2013, the Company purchased 100% of its venom from one vendor.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. For embedded derivatives, the Company uses a Dilution-Adjusted Black-Scholes method to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Convertible Debt

The Company bifurcates the embedded derivative element in convertible debt which contain conversion features which are not considered to be conventional convertible debt.  The convertible debt is recorded at the bifurcated amount after reducing the proceeds for the liability related to the embedded call provision which is accounted for separately in the accompanying balance sheets.  After recording the initial amount of the debt, the discount related to the bifurcated embedded derivative is amortized as additional interest expense over the term of the debt with the resulting debt discount being accreted over the term of the note.

Property and Equipment and Long-Lived Assets

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 3 – 7 years.

Property and equipment consists of the following at December 31,

	2014	2013
Computer equipment	$24,208	$21,918
Furniture and fixtures	34,757	34,757
Lab equipment	42,129	42,129
Telephone equipment	12,421	12,421
Office equipment – other	16,138	2,629
Leasehold improvements	73,168	67,417
Total	202,821	181,271
Less: Accumulated depreciation and amortization	(173,331)	(156,737)
Property and equipment, net	$29,490	$24,534

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At December 31, 2014, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the years ended December 31, 2014 and 2013 was $16,594 and $14,981, respectively.

Advertising

All advertising costs are expensed as incurred.  Advertising costs were approximately $6,156 and $900 for the years ended December 31, 2014 and 2013, respectively.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position.  As of December 31, 2014 and 2013, we do not believe we have a need to record any liabilities for  uncertain tax positions or provisions for interest or penalties related to such  positions.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire (which may be as much as 20 years while we have unused net operation losses), we are subject to income tax audits in the jurisdictions in which we operate. The Company’s 2011 to 2014 tax returns are subject to examination by Internal Revenue Services and State Taxing Agency’s.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of December 31, 2014 and 2013, the following items were not included in dilutive loss as the effect is anti-dilutive:

	2014	2013
Options and warrants	64,266,667	154,916,667
Convertible notes payable	56,817,342	98,506,398
Total	121,084,009	253,423,065

Reclassifications

Certain amounts in the 2013 Consolidated Financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

ASU 2014 - 09

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

ASU 2014-12

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

ASU 2014-15

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and non-public entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

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

The following table summarizes our financial instruments measured at fair value as of December 31, 2014 and 2013:

	Fair Value Measurements at December 31, 2014
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$186,549	$-	$-	$186,549
Convertible notes at fair value	$330,277	$-	$-	$330,277

	Fair Value Measurements at December 31, 2013
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$323,172	$-	$-	$323,172
Convertible notes at fair value	$767,056	$-	$-	$767,056

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013:

Description	2014	2013

Beginning balance	$323,172	$18,727
Purchases, issuances, and settlements	18,551	243,147
Day one loss on value of hybrid instrument	-	729,093
Total gain included in earnings (1)	(155,174)	(667,795)

Ending balance	$186,549	$323,172

(1)   The gain or loss related to the revaluation of our warrant liability is included in “Change in fair value of derivatives” in the accompanying consolidated statement of operations.

The Company values its warrants using a Dilution-Adjusted Black-Scholes Model.  Assumptions used include (1) 0.25% to 1.65% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 161% to 174% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of December 31, 2014 and 2013:

Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period		Look-back Period
				Anti-Dilution Adjusted Price	%
2014	215,386	8%-20%	n/a	$0.0028-$0.0050	50%-85%	10 to 30 Days
2013	564,376	8%-20%	n/a	$0.0036-$0.0064	50%-85%	10 to 30 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013 for the Convertible Notes:

	Years Ended December 31,
	2014	2013
Description
Beginning balance	$767,057	$588,091
Purchases, issuances, and settlements	162,311	751,419
Day one loss on value of hybrid instrument	423,340	1,656,802
(Gain) loss from change in fair value	(78,527)	(582,423)
Conversion to common stock	(943,904)	(1,646,832)
Ending balance	$330,277	$767,057

3. INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis. At December 31, 2014 and 2013, inventories were as follows:

	2014	2013
Raw Materials	$16,805	$5,000
Finished Goods	30,140	$-
Total Inventories	$46,945	$5,000

The Company regularly reviews inventory quantities on hand.  If necessary, the Company records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs and write-offs are charged to cost of goods sold.  We performed evaluations of our inventory during 2014 and 2013, the Company did not experience any write downs or write offs.

4. SETTLEMENT OF ACCOUNTS AND NOTE PAYABLE

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

During August and September, 2013, the Company issued 3,000,000 shares of the company’s restricted stock to settle the outstanding accounts payable in aggregate of $38,528 with two vendors. The shares were valued at $0.018 per share. The Company recorded a total loss of $15,472 on the settlement date (See Note 7).

During September, 2013, the Company issued 25,000,000 shares of the company’s restricted stock and 25,000,000 warrants to purchase stock at an exercise price of $0.030 to settle the outstanding accounts payable of $112,621 with one vendor. The shares were valued at $0.015 per share (See Note 7). The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $243,146 and $63,297, respectively using the Black-Scholes method at the commitment and re-measurement dates of September 16, 2013 and December 31, 2013, respectively. The Company recorded a loss of $505,525 on the settlement date (See Note 7).

During September, 2013, Mr. Harold H. Rumph (ReceptoPharm’s CEO) accepted 14,800,000 shares of the Company’s restricted common stock as a repayment to discharge $37,000 of his accrued salary to the Company (See Note 7).

During June, August and October 2014, the Company issued a total of 180,000,000 shares of the company’s restricted stock to settle the outstanding commissions’ payable in aggregate of $300,000 with TCN. The shares were valued at a range from $0.0056 to $0.0099 per share. The Company recorded a loss of $1,164,000 as a selling expense during the year ended December 31, 2014(See Note 7).

5. DUE TO OFFICERS

At December 31, 2014 and December 31, 2013, the balance due to officers consisted of the following:

	December 31, 2014	December 31, 2013

An unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. The loan balance at December 31, 2014 and 2013, respectively, includes accrued interest payable of $369,983 and $349,466.	$411,411	$566,399

A loan from Paul Reid, the former President of ReceptoPharm bearing interest at a rate of 5% per annum, due on demand and secured by certain intellectual property of ReceptoPharm having a zero cost at December 31, 2014 and 2013. The accrued interest at December 31, 2014 and 2013 was $49,638 and $43,363, respectively.	129,466	123,189

Ending balances	$540,877	$689,588

During the year ended December 31, 2014, we borrowed $86,464 and repaid $161,969 to Mr. Deitsch. In addition, Mr. Deitsch accepted a total of 50,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan on April 10, 2014(See Note 7).

During the year ended December 31, 2013, we borrowed $151,718 and repaid $53,600 to Mr. Deitsch. In addition, Mr. Deitsch accepted a total of 50,000,000 shares of the Company’s restricted common stock as a repayment to discharge $162,500 of his outstanding loan to the Company in year ended December 31, 2013(See Note 7).

During June, 2013, 25,000,000 warrants to purchase stock at an exercise price of $0.10 per share were issued to CEO, Mr. Deitsch in exchange of notes payable. The warrants expired on December 31, 2014 (See Note 8).

6. OTHER DEBT

Other debt (Both short-term and long term) consists of the following at December 31, 2014 and 2013:

	2014	2013
Note payable – Related Party (1)	$120,000	$180,000
Notes payable – Non Related Parties (2)	540,644	412,182
Convertible notes payable, at fair value (3)	330,277	767,056
Ending balances	$990,921	$1,359,238

(1)

During 2010 we borrowed $200,000 from one of our directors. We repaid $60,000 during 2014. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. At December 31, 2014 and 2013, we owed this director accrued interest of $157,128 and $121,137, respectively.

(2)

At December 31, 2014 and 2013, the balance of $540,644 and $412,182 , respectively, consisted of the following loans:

•

In August 2014, the Company issued a promissory note to the Michael McDonald Trust in the amount of $75,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 2,000,000 shares of the Company's common stocks (See note 7). The Company has recorded a debt discount in the amount of $15,665 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $15,665 was amortized over the term of the debt.  Amortization for the year ended December 31, 2014 was $13,054. In the event of default, the Company will issue an additional 1,000,000 share of the Company’s common stocks on the date that is ten days after the maturity date (See Note 7).

•

In July 2013, the Company issued a promissory note to the Michael McDonald Trust in the amount of $75,000 bearing interest at a rate of 2% per month. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 1,000,000 shares of the Company's common stock. The Company has recorded a debt discount in the amount of $3,977 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $3,977 was fully amortized over the term of the debt at December 31, 2013. An additional 1,000,000 shares were issued in January 2014 with a fair value at $9,900 (See Note 7) due to the default.  At June 12, 2014, we owed Michael McDonald approximately $92,310, which was assigned and sold to Coventry in the form of a Convertible Redeemable Note (See Note 6(3) and Note 7).

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

•

As of December 31, 2014, the Company owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to the Company.

•

On November 5, 2014, the Company received a loan for a total of $150,000 from a non-related party. The loan is expected to be repaid through scheduled payments through November 13, 2015 along with interest on average 15% annum. The Company has recorded loan costs in the amount of $14,350 for the loan origination fees paid at inception date. The total loan cost of $14,350 was amortized over the term of the loan.  Amortization for the year ended December 31, 2014 was $2,200.  During 2014, repayment of $18,926 was made. At December 31, 2014, the principal balance of the loans is $131,072. The interest expense for the year ended December 31, 2014 is $5,862.

(3)

At December 31, 2014 and 2013, the balance of $330,277 and $767,056 consisted of the following convertible loans:

•

In September and October 2011, the Company borrowed $250,000 each (aggregating $500,000) from two non-related parties.  The principal of these loans were to be repaid with a balloon payment on or before October 1, 2012. On October 19, 2012 the parties amended the notes to extend the due date to May 1, 2013 and include a conversion feature that would allow the holders to convert some or all of their outstanding notes into restricted Company stock at a 15% discount to the average closing market price of the Company's stock traded over the previous 10 days. Interest on these loans is payable monthly beginning in November 2011 with interest calculated at 20% and 12%, each, respectively. At December 31, 2014 and 2013, the accrued interest payable was $4,163 and $6,664, respectively.

During year ended December 31, 2013 and 2014, the Company issued a total of 34,254,004 shares and 33,226,382 shares of the company’s restricted stock satisfying principal of the notes in the amounts of $125,000 and $92,000, respectively.  The fair value of the shares issued were $317,391 and $177,093 on the dates of conversion.

During year ended 2013 and 2014, $150,000 and $33,000 of the debts were assigned to three non-related parties in the form of a Convertible Redeemable Note bearing interest of 8% annum with a conversion price for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during the 15 to 20 trading days immediately preceding the Conversion Date. Following the assignments, the conversions for a total of 64,052,862 shares and 9,600,000 shares of the company’s restricted stock were made at the fair value of $475,519 and $65,982 (See Note 7). With the above conversions, at December 31, 2014, one of the Notes was satisfied in full and the remaining balance of the other Note was $100,000 with a fair value of $125,980 at December 31, 2014 and matured on February 3, 2015.  On August 3, 2014 and April 30, 2014, the Company issued 1,000,000 and 500,000 restricted shares, respectively, to each note holder in connection with the amendment of maturity date at a fair value of $9,100 and $1,950, respectively (See note 7). On February 1, 2015, the Company issued 1,000,000 restricted shares note holder in connection with the amendment of maturity date to August 3, 2015 (See note 11).

•

On July 10, 2013, the Company issued a Convertible Debentures in the amount of $30,000 to Christopher Castaldo in connection with the agreement for investor relation services. The note carries interest at 8% and is due on January 10, 2014. The note’s holder has the right to convert the note and accrued interest into shares of Common Stock at a price of $0.005. The Company continued to accrue the interest at 8% after the note was in default. On February 26, 2014, the conversion for a total of 6,000,000 shares of the company’s restricted stock was made in satisfying the note in full with a fair value of $51,060 (See Note 7).

•

On October 10, 2013, the Company issued a Convertible Debentures in the amount of $30,000 to Christopher Castaldo in connection with the agreement for investor relation services. The note carries interest at 8% and is due on April 10, 2014. The note’s holder has the right to convert the note into shares of Common Stock at a price of $0.005. The Company continued to accrue the interest at 8% after the note was in default. On April 15, 2014, the conversion for a total of 6,000,000 shares of the company’s restricted stock was made in satisfying the note in full with a fair value of $28,107 (See Note 7).

•

On June 2, 2014, the Company issued a Convertible Debenture in the amount of $10,000 to Christopher Castaldo in connection with an agreement for investor relation services (See Note 7). The note carries interest at 8% and is due on December 2, 2014. The note holder has the right to convert the note, until it is no longer outstanding into shares of Common Stock at a price of $.0035. On December 2, 2014, the conversion for a total of 2,857,143 shares of the company’s restricted stock was made in satisfying the note in full with a fair value of $14,286 (See Note 7).

•

On July 8, 2014, the Company issued a Convertible Debenture in the amount of $10,000 to Christopher Castaldo in connection with an agreement for investor relation services (See Note 6). The note carries interest at 8% and is due on January 8, 2015. The note holder has the right to convert the note, until it is no longer outstanding into shares of Common Stock at a price of $.0035. On January 8, 2015, the conversion for a total of 2,857,143 shares of the company’s restricted stock was made in satisfying the note in full with a fair value of $17,728 (See Note 11).

In connection with the issuance of this convertible note payable, the Company encountered a day-one derivative loss of $16,361. At December 31, 2014, this convertible note payable, at fair value, was recorded at $16,303.

•

On September 3, 2013, the Company issued a Convertible Debenture in the amount of $100,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 10% and is due on September 3, 2014, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price lesser of $.018, or (ii) fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding  the conversion date. On March 11, 2014 and June 12, 2014, Coventry made a conversion of a total of 23,376,623 shares and 6,710,121 shares of the company’s restricted stock satisfying $90,000 and $10,000 of the notes in full with a fair value of $187,119 and $65,402, respectively (See note 7).

In connection with the issuances of the Note, the Company also granted five-year warrants to purchase an aggregate of 20,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $87,518 using the Black-Scholes method at December 31, 2014.

•

On September 12, 2013, the Company issued a Convertible Debenture in the amount of $70,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 10% and is due on September 12, 2014, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price lesser of $.02, or (ii) fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding  the conversion date. On March 12, 2014 and June 12, 2014, Coventry made a conversion of a total of 15,584,415 and 5,789,473 shares of the company’s restricted stock satisfying $60,000 and $10,000 of the notes with a fair value of $123,641 and $60,296, respectively (See note 7).

In connection with the issuances of the Note, the Company also granted five-year warrants to purchase an aggregate of 15,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $65,836 using the Black-Scholes method at December 31, 2014.

•

On April 9, 2014, the Company issued a Convertible Debenture in the amount of $20,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 10% and is due on April 9, 2015, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price lesser of $.02, or (ii) fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding  the conversion date. . In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $16,172. At December 31, 2014, the convertible note payable, at fair value, was recorded at $40,627.

In connection with the issuance of the Note, the Company also granted five-year warrants to purchase an aggregate of 4,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $18,672 using the Black-Scholes method at December 31, 2014.

•

During June 2014, $92,310 of Michael McDonald’s debt was assigned and sold to Coventry in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on June 18, 2015, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $371,772. On June 18, 2014 and July 2, 2014, Coventry made a conversion of 8,791,389 and 4,293,467 shares of the company’s restricted stock satisfying $18,462 each (total $36,924) of the note with a fair value of $92,816 and $29,909, respectively. At December 31, 2014, the remaining balance of $55,386, at fair value, was recorded at $110,159 (See Note 5(2) and Note 6).

•

On October 7, 2013, the Company signed a secured convertible Promissory Note in the amount of $35,000 in favor of Southridge Partners II, LLC. The note was due on demand and carries interest at 10% annum. Southridge Partners II, LLC was entitled to convert the principal into shares of common stock  at the lesser of $0.015 or a 50% discount from the lowest closing bid price in the 30 trading days prior to the day that the conversion is requested; and interest accrued  was entitled to convert into shares of common stock at $0.001. In the evaluation of these financing arrangements, the Company concluded that these conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events that are not associated with the convertible note payable. At September 30, 2014, this convertible note payable, at fair value, was recorded at $79,663. Southridge converted the note in full for a total of 13,349,057 shares of the company’s restricted stock on April 7, 2014 . Pursuant to the “reset provision” on the note agreement, an additional 2,373,166 shares of common stocks were issued due to stock price depreciation on the clearing date of April 23, 2014. These shares were valued at fair value of $10,679 and recorded as loss on settlement of debt (See note 7).

On March 19, 2014, the Company issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. During the year ended December 31, 2014, the Company recorded the first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014.  The notes carry interest at 8% and are due on the date that is two years from the execution and funding of the note.  The note holders have the right to convert the notes into shares of Common Stock at a price of $0.005. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $18,104. At December 31, 2014, these convertible notes payable, at fair value, was recorded at $36,450.

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

7. STOCKHOLDERS' DEFICIT

Private Placements of Common Stock

In January 2014, the Company sold 12,000,000 shares of restricted common stock to an investor at a price per share of $0.005 and received proceeds of $60,000. The Company issued 12,000,000 warrants to purchase common stock at an exercise price of $0.03 per share. The warrants expire on December 31, 2015(See Note 8).

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

Shares Issued to Employees and Directors

During December 2014, the Board of Directors approved a resolution for the issuance of a total of 54,092,000 shares of the Company’s restricted common stock to directors and employees of the Company. The issuance was valued at $324,552 ($0.006 per share), which was the fair value of the Company’s common stock on the date of issuance.

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

Common Stock Issued for Services

During December 2014, the Company issued 3,775,000 shares of the Company’s restricted common stock to sales representatives for services rendered with a fair value of $26,048. The share was valued at $0.0069 per share.

During December 2014, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for services rendered with a fair value of $12,000. The share was valued at $0.006 per share.

During November 2014, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for services for one year. The share was valued at $0.008 per share. The Company recorded an equity compensation charge of $1,929 during the year ended December 31, 2014. The remaining unrecognized compensation cost of $14,071 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of ten and half months.

During November 2014, the Company issued 5,000,000 shares of the Company’s restricted common stock to a consultant for services for one year. The share was valued at $0.0072 per share. The Company recorded an equity compensation charge of $5,918 during the year ended December 31, 2014. The remaining unrecognized compensation cost of $30,082 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of ten months.

During July 2014, the Company signed an agreement with a consultant for investor relation services for seven weeks. In connection with the agreement, 5,000,000 shares of company’s restricted common stocks were issued with a fair value of $45,500. A $10,000 convertible note convertible at $0.0035 per share was also issued (See Note 6).

During May 2014, the Company signed an agreement with a consultant for investor relation services for one month. In connection with the agreement, 5,000,000 shares of company’s restricted common stocks were issued with a fair value of $18,500. A $10,000 convertible note convertible at $0.0035 per share was also issued (See Note 6).

During June 2014, the Company issued 5,000,000 shares of the Company’s restricted common stock to a consultant for services for one year. The share was valued at $0.0085 per share. The Company recorded an equity compensation charge of $22,938 during the year ended December 31, 2014. The remaining unrecognized compensation cost of $19,562 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of five and half months.

During August, 2013, the Company issued a total of 6,000,000 shares of the Company’s restricted common stock to two consultants for investor relation services for six months. The shares were valued at $0.0173 per share. The Company recorded an equity compensation charge of $70,902 during the four months ended December 31, 2013, and the remaining compensation cost of $32,899 was recognized by the Company during the year ended December 31, 2014.

During August, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for one year. The shares were valued at $0.012 per share. The Company recorded an equity compensation charge of $8,351 during the four months ended December 31, 2013 and the remaining compensation cost of $15,649 was recognized by the Company during the year ended December 31, 2014.

During August, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to a consultant for consulting services for six months. The shares were valued at $0.0056 per share. The Company recorded an equity compensation charge of $8,446 during the four and one half months ended December 31, 2013, and the remaining compensation cost of $2,754 was recognized by the Company during the year ended December 31, 2014.

During February, 2013, the Company issued 8,000,000 shares of the Company’s restricted common stock to a consultant for investor relation services for a year. The shares were valued at $0.008 per share. The Company recorded an equity compensation charge of $61,019 during the year ended December 31, 2013. The remaining compensation cost of $2,981 was recognized by the Company during the year ended December 31, 2014.

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

During July, 2013, the Company issued 100,000 shares of the Company’s restricted common stock to a consultant for consulting services rendered. The shares were valued at $0.0042 per share. The Company recorded an equity compensation charge of $420 during the year ended December 31, 2013

During July 2013, the Company signed an agreement with a consultant for investor relation services for three months. A $30,000 convertible note convertible at $0.005 per share was also issued (See Note 6). The Company also paid a total of $10,000 cash and issued a total of 15,000,000 shares of company’s restricted common stocks. The shares were valued at $0.0057 per share. The Company recorded an equity compensation charge of $85,500 during the year ended December 31, 2013.

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

On April 30, 2014, the Company amended the maturity dates of notes $75,000 from a non-related party to November 3, 2014. The Company issued a total of 500,000 restricted shares to the note holder per the amendment. The shares were valued at a fair value of $1,950 (See note 6).

On August 1, 2014, the Company amended the maturity dates of notes $100,000 from a non-related party to February 3, 2015. The Company issued a total of 1,000,000 restricted shares to the note holder per the amendment. The shares were valued at a fair value of $9,100 (See note 6).

On April 30, 2013, the Company amended the maturity dates of two notes of $250,000 each (aggregating $500,000) from two non-related parties to November 3, 2013. The Company issued a total of 4,000,000 restricted shares to the note holders in connection with the amendment at a fair value of $20,800(See note 6).

On October 30, 2013 and November 1, 2013, the parties amended the note of $75,000 and $150,000 to further extend the maturity dates to May 3, 2014 and August 3, 2014. The Company issued a total of 500,000 and 1,250,000 restricted shares to the note holders in connection with the amendment at a fair value of $9,500 and $13,750, respectively (See Note 6).

Common Stock Issued with Promissory Note

In August 2014, in connection with the issuance of this promissory note to Michael McDonald Trust in the amount of $75,000 which is due in six months from the funding of the note, the Company issued 2,000,000 shares of the Company's common stocks. The Company has recorded a debt discount in the amount of $15,665 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $15,665 was amortized over the term of the debt.  Amortization for the year ended December 31, 2014 was $13,054 (See Note 6).

In July 2013, in connection with the issuance of this promissory note to Michael McDonald Trust in the amount of $75,000 which is due in six months from the funding of the note, the Company issued 1,000,000 shares of the Company's common stocks. The Company has recorded a debt discount in the amount of $3,977 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $3,977 was amortized over the term of the debt.  Amortization for the year ended December 31, 2013 was $3,977 (See Note 6).

Common Stock Held in Escrow

On July 27, 2011 the Company issued 5,714,286 shares of free trading common stock in certificate form which is held in escrow as security under an agreement reached with Liquid Packaging Resources, Inc.  (“LPR”) on August 2, 2011(See Note 4 and 6).

Common Stock Issued for Settlement of Accounts Payable & Debt

Following the agreements with Castaldo for $10,000 in June 2014, Castaldo made the conversion for a total of 2,857,143 shares of the company’s restricted stock satisfying the notes in full with a fair value of $14,286 during December 2014 (See Note 6).

Following the agreements with Castaldo for $30,000 each (total $60,000) in July 2013 and October 2013, Castaldo made the conversion for a total of 12,000,000 shares of the company’s restricted stock satisfying the notes in full with a fair value of $79,167 during February and April 2014 (See Note 6).

Following the agreement with Southridge Partners II, LLC for $35,000 in October 2013, Southridge converted the note in full for a total of 13,349,057 shares of the Company’s restricted stock on April 7, 2014.Pursuant to the “reset provision” on the note agreement, an additional 2,373,166 shares of common stocks were issued due to stock price depreciation on the clearing date of April 23, 2014. These shares were valued at a fair value of $10,679 and recorded as loss on settlement of debt (See Note 6).

Following the assignment of Michael McDonald’s debt of $92,310 in June 2014, Coventry made the following conversions of a total of 13,084,856 shares of the company’s restricted stock satisfying $36,924 of the note with a fair value of $122,725 (See Note 6).

Date	Number of shares converted	Fair Value of Debt Converted
6/18/2014	8,781,389	$92,816
7/2/2014	4,293,467	$29,909

During June, August and October 2014, the Company issued a total of 180,000,000 shares of the company’s restricted stock to settle the outstanding commissions’ payable in aggregate of $300,000 with TCN. The shares were valued at a range from $0.0056 to $0.0099 per share. The Company recorded a loss of $1,164,000 as a selling expense during the year ended December 31, 2014(See Note 4).

During May and June, 2014, the two convertible Notes holders made the following conversions of a total of 33,226,382 shares of the company’s restricted stock satisfying the notes in the amount of $92,000 with a fair value of $177,093 on the dates of conversions (See Note 6).

Date	Number of shares converted	Fair Value of Debt Converted
5/30/2014	23,529,412	$79,632
6/16/2014	4,545,455	$45,820
6/14/2014	5,151,515	$51,641

During February and June, 2014, $23,000 and $10,000 of the convertible notes were assigned to third parties with a conversion price at $0.005 and $0.002 per share, respectively. The conversions for a total of 9,600,000 shares of the company’s restricted stock were made as followings in satisfying the notes of $33,000 at the fair value of $65,982 (See Note 6).

Date	Number of shares converted	Fair Value of Debt Converted
2/10/2014	4,600,000	$30,726
6/14/2014	5,000,000	$35,256

Following the agreements with Coventry Enterprises, LLC (see Note 6) for $100,000 and $70,000 in September 2013, Coventry made the following conversions for a total of 51,460,632 shares of the company’s restricted stock during the year ended December 31, 2014 satisfying the Notes in full (See note 6):

Date	Number of shares converted	Fair Value of Debt Converted
3/11/2014	23,376,623	$187,119
3/12/2014	15,584,415	$123,641
6/12/2014	12,499,594	$103,142

On April 10, 2014, Mr. Deitsch accepted a total of 50,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan to the Company (See note 5). The shares were valued at the note payable amount due to the fact that it was a related party transaction.

Following the agreements with Coventry Enterprises, LLC (see Note 6) for $80,000, Coventry made the following conversions for a total of 15,119,481 shares of the company’s restricted stock during the first quarter of 2013 satisfying the notes in full and recorded a loss of $65,039 (See Note 6):

Date	Number of shares converted	Fair Value of Debt Converted
1/21/2013	4,032,258	$37,619
2/11/2013	5,405,405	$42,510
3/20/2013	5,681,818	$40,414

Following the agreement with Coventry Enterprises, LLC (see Note 6) for $88,500, Coventry made the following conversions for a total of 31,416,845 shares of the company’s restricted stock during the second quarter of 2013 satisfying the notes in full:

Date	Number of shares converted	Fair Value of Debt Converted
4/17/2013	7,133,333	$49,586
5/16/2013	11,101,694	$64,930
6/12/2013	13,181,818	$70,130

Following the agreement with Coventry Enterprises, LLC (see Note 6) for $60,000, Coventry made the conversion for a total of 27,272,727 shares of the company’s restricted stock during the second quarter of 2013 satisfying the notes in full with a fair value of $167,495. The Company recorded a loss of $2,200 (See note 6).

Following the agreement with Coventry Enterprises, LLC (see Note 6) for $20,000, Coventry made the conversion for a total of 8,810,572 shares of the company’s restricted stock during September 2013 satisfying the notes in full with a fair value of $188,747.

During June and August, 2013, one of the convertible Notes holders made the following conversions of a total of 34,254,004 shares of the company’s restricted stock satisfying the notes in the amount of $125,000 with a fair value of $317,391 on the date of conversion (See Note 6).

Date	Number of shares converted	Fair Value of Debt Converted
6/25/2013	22,058,882	$188,352
8/30/2013	12,195,122	$129,039

During August and September, 2013, $150,000 of the convertible notes were assigned to third parties in the form bearing interest of 8% annum at with a conversion price for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during the 15 to 20 trading days immediately preceding the Conversion Date. Immediately following the assignments, the conversions for a total of 64,052,862 shares of the company’s restricted stock were made as followings in satisfying the notes of $150,000 at the fair value of $475,519(See Note 6).

Date	Number of shares converted	Fair Value of Debt Converted
8/28/2013	22,026,431	$167,493
9/3/2013	20,000,000	$163,909
9/4/2013	22,026,431	$144,117

On September 16, 2013, one of the non-related party promissory note holders accepted a total of 8,472,750 shares of the Company’s restricted common stock as a repayment to discharge $25,000 of his outstanding loan and accrued interest of $11,120 with the Company (See note 6). The Company recorded a loss of $90,971 on the settlement date.

On November 25, 2013, one of the non-related party promissory note holders accepted a total of 4,360,000 shares of the Company’s restricted common stock as a repayment to discharge $25,000 of his outstanding loan and accrued interest of $11,956 with the Company (See note 6). The Company recorded a loss of $28,444 on the settlement date.

During September, 2013, Mr. Harold H. Rumph (ReceptoPharm’s CEO) accepted 14,800,000 shares of the Company’s restricted common stock as a repayment to discharge $37,000 of his accrued salary to the Company(See Note 4).

During June and September, 2013, Mr. Deitsch (Our CEO) accepted a total of 50,000,000 shares of the Company’s restricted common stock as a repayment to discharge $162,500 of his outstanding loan to the Company (See note 5).

During August and September, 2013, the Company issued 3,000,000 shares of the company’s restricted stock to settle the outstanding accounts payable in aggregate of $38,528 with two vendors. The shares were valued at $0.018 per share. The Company recorded a loss of $15,472 (See Note 4).

During September, 2013, the Company issued 25,000,000 shares of the company’s restricted stock and 25,000,000 warrants to purchase stock at an exercise price of $0.030 to settle the outstanding accounts payable of $112,621. The shares were valued at $0.015 per share. The Company recorded a loss of $505,525(See Note 4).

8. STOCK OPTIONS AND WARRANTS

Common Stock Warrants

From time to time, we issue warrants to purchase our common stock. These warrants have been issued for cash in conjunction with the private placement of shares of our common stock.

During January 2014, the Company issued a total of 12,000,000 warrants to purchase common stock at an exercise price of $0.03 per share in connection with the private placement offerings. The warrants expire on December 31, 2015 (See Note 7).

During April, 2014, the Company issued a total of 4,000,000 warrants to purchase common stock at an exercise price of $0.025 per share in connection with issuance of a convertible note payable to Coventry. The warrants expire on April 9, 2019 (See Note 7).

During December 2013, the Company issued a total of 10,000,000 warrants to purchase common stock at an exercise price of $0.03 per share in connection with the private placement offerings. The warrants expire on December 31, 2015 (See Note 7).

During October and November 2013, the Company issued a total of 1,000,000 warrants to purchase common stock at an exercise price of $0.10 per share in connection with the private placement offerings. The warrants expired on December 31, 2014 (See Note 7).

On September 16, 2013, the Company issued 25,000,000 warrants to purchase stock at an exercise price of $0.030 in connection with settlement of an outstanding account payable. The warrants expired on December 31, 2014 (See Note 6 and Note 7).

On September 3, 2013 and September 12, 2013, the Company issued 20,000,000 and 15,000,000 warrants, respectively, to purchase common stock at an exercise price of $0.025 per share in connection with issuances of convertible notes payable to Coventry. The warrants expire on September 3, 2018 and September, 12, 2018, respectively (See Note 7).

During March, 2013, the Company issued a total of 2,600,000 warrants to purchase common stock at an exercise price of $0.01 per share in connection with issuance of a convertible note payable to Coventry. The warrants expire on March 22, 2018 (See Note 7).

During June, 2013, 25,000,000 warrants to purchase stock at an exercise price of $0.10 per share were issued to CEO, Mr. Deitsch in exchange of notes payable. The warrants expired on December 31, 2014 (See Note 5).

In the third quarter 2012, The Company issued a total of 27,000,000 warrants to purchase common stock at an exercise price of $0.10 per share in connection with a private placement offering. The warrants expired on December 31, 2014.

In the fourth quarter 2012, the Company issued a total of 17,650,000 warrants to purchase common stock at an exercise price of $0.10 per share in connection with the private placement offerings. The warrants expired on December 31, 2014.

10,000,000 warrants to purchase stock at an exercise price of $0.10 per share were issued to CEO, Mr. Dietsch in December 2012. The warrants expired on December 31, 2014.

During January 2011, the Company issued a total of 1,000,000 warrants to purchase common stock at an exercise price of $0.10 per share in connection with the private placement offerings. The warrants expired on December 31, 2014.

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the year ended December 31, 2014 and 2013:

	Number of shares	Weighted average exercise price
Balance December 31, 2012	57,256,667	$0.10
Exercised	-	-
Issued	98,600,000	$0.01 – 0.10
Forfeited/Expired	(940,000)	-
Balance December 31, 2013	154,916,667	$0.082
Exercised	-	-
Issued	16,000,000	$0.03
Forfeited	(106,650,000)	-
Balance December 31, 2014	64,266,667	$0.081

The following table summarizes information about fixed-price warrants outstanding as of December 31, 2014 and 2013:

	Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2014	$0.01-0.03	64,266,667	2.76 years	$0.081
2013	$0.01-0.10	154,916,667	1.97 years	$0.082

As of December 31, 2014, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0057, closing stock price of our common stock on December 31, 2014.There were no in-the-money warrants at December 31, 2014.

9. INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2014 and 2013, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 5.5% for Florida State Corporate Taxes, the blended rate used was 37.63%), are approximately as follows:

	December 31,
	2014	2013
Computed "expected" tax expense (benefit) - Federal	$(813,848)	$(1,346,076)
Computed "expected" tax expense (benefit) - State	(139,314)	(322,564)
Permeate differences	797,895	1,010,838
Change in valuation allowance	155,267	657,802
	$-	$-

Current portion of net deferred income tax assets:	2014	2013

Allowance for doubtful accounts	$-	$242,000
Reserve for inventory obsolescence	-	313,925
Accrued salary	155,267	101,877
Subtotal	155,267	657,802
Valuation allowance	(155,267)	(657,802)
Current net deferred income tax asset	-	-

Non- current portion of net deferred income tax asset
Net operating loss carryforwards	10,739,524	10,584,257
Valuation allowance	(10,739,524)	(10,584,257)
Non-current net deferred income tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have provided a valuation allowance to fully reserve such assets.

As of December 31, 2014, the Company has net operating loss carryforwards of approximately $29,800,000 available to offset future taxable income in various years through December 31, 2034.  The significant difference between such net operating loss carryforwards and our accumulated deficit of approximately $44,520,000 results primarily from stock based compensation and debt settlements which are considered to be permanent differences.

The valuation allowances increased by approximately $155,000 and $658,000 for the years ended December 31, 2014 and 2013, respectively. The Company’s 2011 to 2014 tax returns are subject to examination by Internal Revenue Services and State Taxing Agency’s.

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

Future minimum payments under these lease agreements, including the extension period, are approximately as follows:

Years ended December 31,	Amounts
2015	$120,218
2016	79,892
2017	45,249
Total	$245,359

Rent expense in 2014 and 2013 approximated $119,215 and $114,889, respectively.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of December 31, 2014, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

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

11.  SUBSEQUENT EVENTS

Common Stock Issued for Services

During January, 2015, the Company signed an agreement with a consultant for investor relation services for a month. In connection with the agreement, 4,000,000 shares of company’s restricted common stocks were issued.

During January, 2015, the Company signed an agreement with a consultant for investor relation services for six months. In connection with the agreement, 10,000,000 shares of company’s restricted common stocks were issued.

Common Stock Issued for Debt Modification and Default

On February 1, 2015, the Company issued 1,000,000 restricted shares note holder in connection with the amendment of maturity date to August 3, 2015 (See note 6).

Common Stock Issued for Debt Conversions

During January, 2015, following the assignment of Michael McDonald’s debt of $92,310 in June 2014, Coventry made the final conversion of a total of 18,461,923 shares of the company’s restricted stock satisfying remaining $55,386 of the note in full (See Note 6 and 7).

During January, 2015, following the agreement with Christopher Castaldo for $10,000 on July 8, 2014, the conversion for a total of 2,857,143 shares of the company’s restricted stock was made in satisfying the note in full (See Note 6).

During January, 2015, Mr. Deitsch accepted a total of 5,000,000 shares of the Company’s restricted common stock as a repayment to discharge $10,000 of his outstanding loan to the Company (See note 4). The shares were valued at the note payable amount due to the fact that it was a related party transaction.

Convertible Debts

On February 25, 2015, the Company issued a Convertible Debenture in the amount of $68,250 to LG Capital Funding, LLC (“LG”). The note carries interest at 9% and is due on February 25, 2016, unless previously converted into shares of restricted common stock. LG has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price of  sixty-one percent (61%) of the average of the two lowest closing bid prices of the Company’s Common Stock for the twenty trading days preceding  the conversion date.

On February 24, 2015, the Company issued a Convertible Debentures in the amount of up to $250,000 to a non-related party. The Company received the fund for first tranche of $50,000.  The note carries interest at 12% and is due on the date that is two years from the execution and funding of the note.  The note holders have the right to convert the notes into shares of Common Stock at a price of lessor of (a) 0.01 or (b) sixty percent (60%) of the average of the two lowest closing bid prices of the Company’s Common Stock for the twenty trading days preceding the conversion date.

Payment Rights Purchase and Sale Agreement

During January, 2015, the Company entered a Payment Rights Purchase and Sale Agreement with EBF Partners LLC (“EBF”). EBF purchased $204,000 of the merchant sales for $150,000. In exchange for the purchased amount, the Company agreed to enter into a credit card processing agreement with preapproval by EBF with credit card processor. The Company authorized credit card processor to pay to EBF the cash attributable to 23% of each credit card receivable due to the Company, until EBF has received the purchase amount of $204,000. In the event of default, 100% instead of 23% of each credit card receivable will be paid.