Form 10-Q
period 2015-03-31
NUTRA PHARMA CORP
filed 2015-05-19
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 19, 2015, there was 39,738,722 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending March 31, 2015, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$110	$15,530
Accounts receivable	137,192	127,368
Inventory	48,327	46,945
Prepaid expenses and other current assets	289,395	151,968
Total current assets	475,024	341,811

Property and equipment, net	26,104	29,490
Other assets	38,860	15,955
Total assets	$539,988	$387,256

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,355,292	$1,243,997
Accrued expenses	1,019,628	1,019,673
Due to officers	484,523	540,877
Derivative warrant liability	78,269	186,549
Other debt, net of debt discount of $39,530 and $2,611, respectively	1,090,311	960,921
Total current liabilities	4,028,023	3,952,017
Convertible debts	54,000	30,000
Total liabilities	4,082,023	3,982,017

Commitments and Contingencies (See Note 8)	-	-

Stockholders' deficit:

Common stock, $0.001 par value, 50,000,000 shares authorized: 39,123,758 and 36,123,758 shares issued and outstanding at March 31, 2015 and December 31, 2014	39,124	36,766
Additional paid-in capital	41,302,660	40,888,278
Accumulated deficit	(44,883,819)	(44,519,805)
Total stockholders' deficit	(3,542,035)	(3,594,761)
Total liabilities and stockholders' deficit	$539,988	$387,256

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net sales	$120,998	$54,753
Cost of sales	25,054	8,011
Gross profit	95,944	46,742

Operating expenses:
Selling, general and administrative - including stock based compensation of $79,323 and $44,552 respectively	388,732	274,688
Total other costs and expenses	388,732	274,688
Net Loss from Operations	(292,788)	(227,946)

Other Expenses
Interest expense	(52,956)	(30,508)
Change in fair value of derivatives	(18,270)	51,545
	(71,226)	21,037
Net loss before income taxes	(364,014)	(206,909)
Provision for income taxes	-	-
Net loss	$(364,014)	$(206,909)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	38,274,788	25,612,025

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Cash collected from customers	$313,260	$110,555
Cash paid for commission	(150,433)	(45,292)
Cash paid to suppliers	(15,919)	(9,356)
Cash paid to employees	(35,231)	(13,595)
Interest paid	(12,874)	(9,513)
Loan origination fees paid	(7,500)	-
Other operating cash payments	(208,277)	(123,341)
Net cash used in operating activities	(116,974)	(90,542)

Cash flows from investing activities:
Acquisition of property and equipment	(718)	-
Net cash used in investing activities:	(718)	-

Cash flows from financing activities:
Common stock sold for cash	-	60,000
Loans from officers	1,720	25,664
Repayment of officers loans	(54,000)	(19,400)
Repayments of notes payable-related party	(20,000)	-
Proceeds from convertible notes, net of debt issuance cost of $7,250	115,000	30,000
Proceeds from other notes payable, net of debt discount of $56,630	147,370	-
Repayments of other notes payable	(87,818)	-
Net cash provided by financing activities	102,272	96,264

Net increase(decrease) in cash	(15,420)	5,722

Cash - beginning of period	15,530	7,559

Cash - end of period	$110	$13,281

Reconciliation of net loss to net cash used in operating activities:
Cash flows from operating activities:
Net loss	$(364,014)	$(206,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,104	3,745
Stock-based compensation	79,323	44,552
Stock issued for loan extension	13,000	31,275
Change in fair value of derivative	18,270	(51,545)
Amortization of loan discount	23,706	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	(9,824)	(7,587)
Decrease (increase) in inventory	(1,382)	-
Increase in prepaid expenses and other assets	12,650	(6,871)
Increase in accounts payable	111,295	85,447
Increase in accrued expenses	(4,102)	17,351
Net cash used in operating activities	(116,974)	(90,542)

Non cash Financing and Investing:
Shares issued to satisfy debt	$164,340	$361,820
Shares issued to satisfy debt-related party	$10,000	$-

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Notes to Condensed Consolidated Unaudited Financial Statements

March 31, 2015

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

Basis of Presentation and Consolidation

The Condensed Consolidated Unaudited Financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year. Therefore, the interim Condensed Consolidated Unaudited Financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K.

The accompanying Condensed Consolidated Unaudited Financial statements include the results of Nutra Pharma and its wholly-owned subsidiaries Designer Diagnostics Inc. and ReceptoPharm (collectively "the Company", “us”, “we” or “our”). We operate as one reportable segment. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern

Our Condensed Consolidated Unaudited Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $44,883,819 at March 31, 2015. In addition, we had respective working capital and stockholders’ deficits at March 31, 2015 of $3,552,999 and $3,542,035, respectively.

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

As of March 31, 2015, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

The Company collects 100% of the cash proceeds from the sale of its product by its distributor, remits a portion of the cash proceeds received back to the distributor and records the sale on a net basis. In the three months ended March 31, 2015, the Company collected $313,260 in gross receipts and recorded $120,998 as net sales.

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

Inventories

Inventories, which are stated at the lower of average cost or market, and consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand.  If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs are charged to cost of goods sold.  We performed evaluations of our inventory during the three months ended March 31, 2015  and determined no allowances need to be recorded.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the three months ended March 31, 2015, no customers accounted for more than 10% of the Company’s total revenues.

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

Property and equipment consists of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Computer equipment	$24,208	$24,208
Furniture and fixtures	34,757	34,757
Lab equipment	42,129	42,129
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,138
Leasehold improvements	73,168	73,168
Total	203,539	202,821
Less: Accumulated depreciation and amortization	(177,435)	(173,331)

Property and equipment, net	$26,104	$29,490

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At March 31, 2015, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the three months ended March 31, 2015 and 2014 was $4,104 and $3,745, respectively.

Advertising

All advertising costs are expensed as incurred.  Advertising costs were approximately $2,016 and $794 for the three months ended March 31, 2015 and 2014, respectively.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position.  As of March 31, 2015, we do not believe we have a need to record any liabilities for  uncertain tax positions or provisions for interest or penalties related to such  positions.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of March 31, 2015 and 2014, the following items were not included in dilutive loss as the effect is anti-dilutive:

	March 31, 2015	March 31, 2014
Options and warrants	1,606,667	4,172,917
Convertible notes payable	4,046,721	1,729,687
Total	5,653,388	5,902,604

Reclassifications

Certain amounts in the 2014 Condensed Consolidated Unaudited Financial Statements have been reclassified to conform to the current period presentation.

Stock Split

On April 20, 2015, the Company declared a 1 for 40 reverse common stock split to stockholders. The Stock Split was effectuated on May 18, 2015 based upon filing the appropriate documentation with FINRA. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split (See Note 6 and 9).

Recent Accounting Pronouncements

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “ Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”, permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions”, specifies that, for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of March 31, 2015 and December 31, 2014:

	Fair Value Measurements at March 31, 2015
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$78,269	$-	$-	$78,269
Convertible notes at fair value	$442,959	$-	$-	$442,959

	Fair Value Measurements at December 31, 2014
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$186,549	$-	$-	$186,549
Convertible notes at fair value	$330,277	$-	$-	$330,277

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the three months ended March 31, 2015:

Description	March 31, 2015
Beginning balance	$186,549
Purchases, issuances, and settlements	-
Day one loss on value of hybrid instrument	-
Total gain included in earnings (1)	(108,280)
Ending balance	$78,269

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

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of March 31, 2015:

				Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Anti-Dilution Adjusted Price	%	Look-back Period
2015	$300,472	8%-20%	n/a	$0.056-$0.20	50%-85%	10 to 30 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the three months ended March 31, 2015 for the Convertible Notes:

Description	March 31, 2015
Beginning balance	$330,277
Purchases, issuances, and settlements	150,472
Day one loss on value of hybrid instrument	95,483
(Gain) loss from change in fair value	31,067
Conversion to common stock	(164,340)
Ending balance	$442,959

3. INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis. At March 31, 2015 and December 31, 2014, inventories were as follows:

	March 31, 2015	December 31, 2014
Raw Materials	$20,866	$16,805
Finished Goods	27,461	30,140
Total Inventories	$48,327	$46,945

The Company regularly reviews inventory quantities on hand.  If necessary, the Company records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs and write-offs are charged to cost of goods sold.  We performed evaluations of our inventory at March 31, 2015, the Company did not experience any write downs or write offs.

4. DUE TO OFFICERS

At March 31, 2015 and December 31, 2014, the balance due to officers consisted of the following:

	March 31, 2015	December 31, 2014
An unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. The loan balance at March 31, 2015 and December 31, 2014, respectively, includes accrued interest payable of $374,313 and $369,983.	$353,460	$411,411

A loan from Paul Reid, the former President of ReceptoPharm bearing interest at a rate of 5% per annum, due on demand and secured by certain intellectual property of ReceptoPharm having a zero cost at March 31, 2015 and December 31, 2014. The accrued interest at March 31, 2015 and December 31, 2014 was $51,234 and $49,638, respectively.	131,063	129,466

Ending balances	$484,523	$540,877

During the three months ended March 31, 2015, we borrowed $1,720 and repaid $54,000 to Mr. Deitsch. In addition, Mr. Deitsch accepted a total of 125,000 shares of the Company’s restricted common stock as a repayment to discharge $10,000 of his outstanding loan in January 2015(See Note 6).

5. OTHER DEBT

Other debt (Both short-term and long term) consists of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Note payable – Related Party (1)	$100,000	$120,000
Notes payable – Non Related Parties (Net of discount of $39,530 and $2,611, respectively (2)	601,352	540,644
Convertible notes payable, at fair value (3)	442,959	330,277

Ending balances	$1,144,311	$990,921

(1)

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. We repaid $40, 000 and $20,000, respectively during 2014 and the three months ended March 31, 2015. At March 31, 2015, we owed this director principal balance of $100,000 and accrued interest of $165,170.

(2)

At March 31, 2015, the balance of $601,352 consisted of the following loans:

In August 2014, the Company issued a promissory note to the Michael McDonald Trust in the amount of $75,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 50,000 shares of the Company's common stocks (See note 7). The Company has recorded a debt discount in the amount of $15,665 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $15,665 was amortized over the term of the debt.  Amortization for the three months ended March 31, 2015 was $2,611.  An additional 25,000 shares were issued in February 2015 with a fair value at $6,000 (See Note 6) due to the default.   At March 31, 2015, we owed Michael McDonald approximately $56,444 of which was assigned and sold to Coventry Enterprises, LLC (“Coventry”) (See Note 5(3) and Note 6). During April 2015, $28,222 of the debt was sold to Coventry in the form of a Convertible Redeemable Note (See Note 9).

•

On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), the Company agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments and on January 26, 2012, we signed the first amendment to the settlement agreement where under we agreed to pay $175,000 which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). The Company repaid $25,000 during the three months ended March 31, 2012. The Company did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares of the Company’s free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000).  The $100,000 default was expensed during 2012.  LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in October 2012. The debt has reverted back to the Company.

•

As of March 31, 2015, the Company owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to the Company.

•

On November 5, 2014, the Company received a loan for a total of $150,000 from a non-related party. The loan is expected to be repaid through scheduled payments through November 13, 2015 along with interest on average 15% annum. The Company has recorded loan costs in the amount of $14,350 for the loan origination fees paid at inception date. The total loan cost of $14,350 was amortized over the term of the loan.  Amortization for the three months ended March 31, 2015 was $3,472.  During the three months ended March 31, 2015, repayment of $33,155 was made. At March 31, 2015, the principal balance of the loans is $97,919. The interest expense for the three months ended March 31, 2015 is $7,712.

•

During January, 2015, the Company entered a Payment Rights Purchase and Sale Agreement with EBF Partners LLC (“EBF”). EBF purchased $204,000 of the merchant sales for $150,000. In exchange for the purchased amount, the Company agreed to enter into a credit card processing agreement with preapproval by EBF with credit card processor. The Company authorized credit card processor to pay to EBF the cash attributable to 23% of each credit card receivable due to the Company, until EBF has received the purchase amount of $204,000. In the event of default, 100% instead of 23% of each credit card receivable will be paid. The loan is under personal guarantee by our President and CEO, Rik Deitsch and Director, Garry Pottruck.  The Company has recorded debt discount of $54,000, and loan issuance cost of $10,130 for the loan origination fees paid at inception date. The total debt discount and loan issuance cost of $64,130 was amortized over the term of the loan.  Amortization for the debt discount and loan issuance cost for the three months ended March 31, 2015 was $14,470 and $2,714, respectively.  During the three months ended March 31, 2015, repayment of $54,663 was made. At March 31, 2015, the principal balance of the loan net of discount is $109,807.

(3)

At March 31, 2015, the balance of $442,959 consisted of the following convertible loans:

•

In September 2011, the Company borrowed $250,000 from a non-related party.  The principal of this loan were to be repaid with a balloon payment on or before October 1, 2012. On October 19, 2012 the parties amended the notes to extend the due date to May 1, 2013 and include a conversion feature that would allow the holders to convert some or all of their outstanding notes into restricted Company stock at a 15% discount to the average closing market price of the Company's stock traded over the previous 10 days. Interest on these loans is payable monthly beginning in November 2011 with interest calculated at 20%. At March 31, 2015, the accrued interest payable was $4,163.

With the conversions during 2013 and 2014, at March 31, 2015, the remaining balance of the Note was $100,000 with a fair value of $122,364 at March 31, 2015 and matured on February 3, 2015.  On February 1, 2015, the Company issued 25,000 restricted shares with a fair value of $7,000 to the note holder in connection with the amendment of maturity date to August 3, 2015 (See Note 6).

•

On July 8, 2014, the Company issued a Convertible Debenture in the amount of $10,000 to Christopher Castaldo in connection with an agreement for investor relation services (See Note 6). The note carries interest at 8% and is due on January 8, 2015. The note holder has the right to convert the note, until it is no longer outstanding into shares of Common Stock at a price of $.14. On January 8, 2015, the conversion for a total of 71,429 shares of the company’s restricted stock was made in satisfying the note in full with a fair value of $17,428 (See Note 6).

•

On April 9, 2014, the Company issued a Convertible Debenture in the amount of $20,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 10% and is due on April 9, 2015, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price lesser of $.80, or (ii) fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding  the conversion date. . In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $16,172. At March 31, 2015, the convertible note payable, at fair value, was recorded at $35,952.

•

During June 2014, $92,310 of Michael McDonald’s debt was assigned and sold to Coventry in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on June 18, 2015, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $371,772. On June 18, 2014 and July 2, 2014, Coventry made a conversion of 219,535 and 107,337 shares of the company’s restricted stock satisfying $18,462 each (total $36,924) of the note with a fair value of $92,816 and $29,909, respectively. On January 26, 2015, Coventry made a conversion of 461,548 shares of the company’s restricted stock satisfying the remaining of $55,386 of the note with a fair value of $146,912 (See Note 6).

•

During February, 2015, $28,222 of Michael McDonald’s debt was assigned and sold to Coventry in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on February 19, 2016, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $23,525. At March 31, 2015, the convertible note payable, at fair value, was recorded at $52,974. On April 20, 2015, Coventry made a conversion of 489,964 shares of the company’s restricted stock satisfying the note in full (See Note 9).

•

On March 19, 2014, the Company issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. During the three months ended March 31, 2015, the Company recorded the first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014.  The notes carry interest at 8% and are due on the date that is two years from the execution and funding of the note.  The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $18,104. At March 31, 2015, these convertible notes payable, at fair value, was recorded at $17,491.

•

On February 25, 2015, the Company issued a Convertible Debenture in the amount of $68,250 to LG Capital Funding, LLC (“LG”). The note carries interest at 9% and is due on February 25, 2016, unless previously converted into shares of restricted common stock. LG has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price of  sixty-one percent (61%) of the average of the two lowest closing bid prices of the Company’s Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $49,541. At March 31, 2015, the convertible note payable, at fair value, was recorded at $116,437. The Company has recorded loan costs in the amount of $3,250 for the loan origination fees paid at inception date. The total loan cost of $3,250 was amortized over the term of the loan.  Amortization for the three months ended March 31, 2015 was $271.

•

On February 24, 2015, the Company issued a Convertible Debentures in the amount of up to $250,000 to a non-related party. The Company received the fund for first tranche of $50,000.  The note carries interest at 12% and is due on the date that is two years from the execution and funding of the note.  The note holders have the right to convert the notes into shares of Common Stock at a price of lessor of (a) 0.01 or (b) sixty percent (60%) of the average of the two lowest closing bid prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $22,417. At March 31, 2015, the convertible note payable, at fair value, was recorded at $97,741. The Company has recorded loan costs in the amount of $4,000 for the loan origination fees paid at inception date. The total loan cost of $4,000 was amortized over the term of the loan.  Amortization for the three months ended March 31, 2015 was $167.

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

6. STOCKHOLDERS' DEFICIT

Common Stock Issued for Services

During January 2015, the Company signed an agreement with a consultant for investor relation services for one month. In connection with the agreement, 100,000 shares of company’s restricted common stocks were issued with a fair value of $24,400.   The share was valued at $0.244 per share.

During January 2015, the Company issued 250,000 shares of the Company’s restricted common stock to a consultant for services for six months. The share was valued at $0.244 per share. The Company recorded an equity compensation charge of $13,704 during the three months ended March 31, 2015. The remaining unrecognized compensation cost of $47,296 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of three months.

During February 2015, the Company signed an agreement with a consultant for investor relation services for one month. In connection with the agreement, 50,000 shares of company’s restricted common stocks were issued with a fair value of $14,000.  The share was valued at $0.28 per share.

During March 2015, the Company issued 1,250,000 shares of the Company’s restricted common stock to a consultant for services for a year. The share was valued at $0.104 per share. The Company recorded an equity compensation charge of $3,918 during the three months ended March 31, 2015. The remaining unrecognized compensation cost of $126,082 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of eleven months.

During November 2014, the Company issued 50,000 shares of the Company’s restricted common stock to a consultant for services for5 one year. The share was valued at $0.32 per share. The Company recorded an equity compensation charge of $1,929 during the year ended December 31, 2014 and $3,945 for the three months ended March 31, 2015. The remaining unrecognized compensation cost of $10,126 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of seven and half months.

During November 2014, the Company issued 125,000 shares of the Company’s restricted common stock to a consultant for services for one year. The share was valued at $0.288 per share. The Company recorded an equity compensation charge of $5,918 during the year ended December 31, 2014 and $8,877 for the three months ended March 31, 2015. The remaining unrecognized compensation cost of $21,205 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of seven months.

During June 2014, the Company issued 125,000 shares of the Company’s restricted common stock to a consultant for services for one year. The share was valued at $0.34 per share. The Company recorded an equity compensation charge of $22,938 during the year ended December 31, 2014 and $10,479 for the three months ended March 31, 2015. The remaining unrecognized compensation cost of $9,082 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of two and half months.

Common Stock Issued for Debt Modification

During February 2015, the Company issued a total of 25,000 restricted shares to the Michael McDonald Trust due to the default on repayment of the promissory note of $75,000. The shares were valued at a fair value of $6,000 (See Note 5).

During February 2015, the Company amended the maturity dates for notes of $100,000 from a non-related party to August 3, 2015. The Company issued a total of 25,000 restricted shares to the note holder per the amendment. The shares were valued at a fair value of $7,000 (See Note 5).

Common Stock Issued for Settlement of Debt

Following the agreements with Castaldo for $10,000 in July 2014, Castaldo made the conversion for a total of 71,249 shares of the company’s restricted stock satisfying the notes in full with a fair value of $17,428 during January 2015 (See Note 5).

Following the assignment of Michael McDonald’s debt of $92,310 in June 2014, Coventry made the following conversions of a total of 788,419 shares of the company’s restricted stock satisfying $92,310 of the note with a fair value of $269,637 (See Note 5).

Date	Number of shares converted	Fair Value of Debt Converted
6/18/2014	219,535	$92,816
7/2/2014	107,337	$29,909
1/25/2015	461,548	$146,912

During January 2015, Mr. Deitsch accepted a total of 125,000 shares of the Company’s restricted common stock as a repayment to discharge $10,000 of his outstanding loan to the Company (See Note 4). The shares were valued at the note payable amount due to the fact that it was a related party transaction.

Stock Split

On April 20, 2015, the Company declared a 1 for 40 reverse common stock split to stockholders. The Stock Split was effectuated on May 18, 2015 based upon filing the appropriate documentation with FINRA. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split (See Note 6 and 9).

7. STOCK OPTIONS AND WARRANTS

Common Stock Warrants

From time to time, we issue warrants to purchase our common stock. These warrants have been issued for cash in conjunction with the private placement of shares of our common stock.

There were no warrants issued during the three months ended March 31, 2015.

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the three months ended March 31, 2015:

	Number of shares	Weighted average exercise price
Balance December 31, 2014	1,606,667	$1.04
Exercised	-	-
Issued	-	$-
Forfeited	-	-
Balance March 31, 2015	1,606,667	$1.04

The following table summarizes information about fixed-price warrants outstanding as of March 31, 2015:

	Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2015	$0.40-1.2	1,606,667	2.49 years	$1.04

As of March 31, 2015, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.104, closing stock price of our common stock on March 31, 2015.There were no in-the-money warrants at March 31, 2015.

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

We incurred rent expense of $31,227 and $29,669 during three months ended March 31, 2015 and 2014, respectively.

Litigation

Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc.

On August 18, 2006, ReceptoPharm was named as a defendant in Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.: 18247/06 (New York Supreme Court, Queens County). The original proceeding claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and shareholder and several corporations that she claims to own, the sum of $118,928.15 plus interest and counsel fees on a series promissory notes that were allegedly executed in 2001 and 2002. On August 23, 2007, the Queens County New York Supreme Court issued a decision denying Plaintiffs motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes. On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims seeking damages of no less than $768,506 on their claims that in or about June 2004 ReceptoPharm breached its fiduciary duty to the Plaintiffs as shareholders of ReceptoPharm by wrongfully canceling certain of their purported ReceptoPharm share certificates. In late 2010, Plaintiffs further amended their complaint alleging that ReceptoPharm violated Plaintiffs contractual and statutory rights by cancelling an additional 30,370 share certificates and failing to permit the Plaintiffs to exercise dissenting shareholder rights with respect to those share certificates. The damages associated with the Plaintiffs' claims could rise as the result of increases in our share price as the Receptopharm shares may be convertible into our common shares. The potential exposure may exceed $10,000,000 if the Plaintiffs are successful with all of their claims.

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes. Plaintiffs have moved for partial summary judgment on their claims regarding the additional 30,370 shares, but not on their claims regarding the alleged promissory notes or the 43,750 alleged shares. In August of 2011, the Plaintiff's motion was partially granted. In September 2012, ReceptoPharm's attorneys filed a Motion to be removed as counsel. On October 10, 2014 their motion was granted.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of March 31, 2015, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

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

9.  SUBSEQUENT EVENTS

Common Stock Issued for Debt Conversions

During April 2015, following the assignment of Michael McDonald’s debt of $28,222 in February 2015, Coventry made the conversion of a total of 489,964 shares of the company’s restricted stock satisfying the note in full (See Note 5 and 6).

Convertible Debts

During April 2015, following the assignment of Michael McDonald’s debt of $28,222 in February 2015, the second tranche of $28,222 of Michael McDonald’s debt was assigned and sold to Coventry in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on February 19, 2016, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date (See Note 5).

On April 9, 2015, the Company issued two Convertible Debentures in the amount of $137,500 each (aggregating $275,000) to two non-related parties. The notes carry interest at 8% and are due on January 9, 2016.  The note holders have the right to convert the notes into shares of Common Stock at a fixed price of $0.10. In the event of default, $275,000 each (aggregating $550,000) plus interest may be paid in the form of conversion into common stock at the lower of: (i) the 0.10 or (ii) 0.45 multiplied by the lowest bid price of the Common Stock during the ten consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion. During April 2015, the Company issued a total of 80,000,000 warrants to purchase common stock at an exercise price of $0.35 per share and 125,000 shares of common stocks in connection with issuance of these convertible notes payable to notes payable.

Stock Split

On April 20, 2015, the Company declared a 1 for 40 reverse common stock split to stockholders. The Stock Split was effectuated on May 18, 2015 based upon filing the appropriate documentation with FINRA. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split (See Note 1 and 6).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the first quarter of 2015 has focused upon marketing our homeopathic drugs for the treatment of pain:

•

Nyloxin® (Stage 2 Pain)

•

Nyloxin® Extra Strength (Stage 3 Pain)

•

Pet Pain-Away

We will continue this focus during the remainder of 2015.

During our first quarter of 2015 and thereafter, the following has occurred:

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

On February 20, 2015 we announced that Chairman and Chief Executive Officer (CEO) Rik J. Deitsch was interviewed live on iHeart Radio's Health Tech Talk Live hosted by Ben Chodor and broadcasted nationwide on iHeart Radio / Clear Channel Atlanta Studios - 640 WGST AM. The interview was aired on Saturday, February 21, 2015 at 3:00pm ET. In this interview, Mr. Deitsch discussed how Nutra Pharma is currently expanding our OTC retail sales of our pain therapies: Nyloxin® and Pet Pain-Away. He also discussed the clinical development of our first two therapeutic products. The interview can be heard at: https://www.youtube.com/watch?v=EdSmgULYT8Y

On April 15, 2015 we provided an update regarding plans to market Nyloxin® through S.Zhaveri Pharmakem for distribution throughout India. The update stated that our management had been working in Mumbai throughout the week to finalize plans for the national rollout of Nyloxin®.

On April 20, 2015, our stockholders voted at a special meeting of the shareholders held in Coral Springs, Florida to approve a one-for-forty reverse stock split of our issued and outstanding shares of common stock.   Under the adopted proposal, each forty shares of our presently issued and outstanding Common Stock as of the close of business on the effective date will be converted automatically into one share of our post-Reverse Split Common Stock. Fractional shares and "odd lots" will rounded up to the nearest whole share. The Reverse Split does not change the number of authorized shares of our Common Stock. The principal effect of the Reverse Split will be the reduction in the number of shares of Common Stock issued and outstanding, from 1,510,950,321 shares as of March 6, 2015 to 39,123,758 shares after the Reverse Split is deemed effective. The Reverse Split will affect all of our shareholders uniformly and will not affect any shareholder’s percentage ownership interest in Nutra or any shareholder’s proportionate voting power. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

On April 22, 2015 we announced that we had engaged the Vancouver Commodities Group (VCG) to begin the process of identifying and vetting potential distributors in China for Nyloxin®.

On April 30, 2015 we announced that we had received notification of the acceptance of Nyloxin® by the China International Exchange and Promotive Association for Medical and Healthcare (CPAM). This process was successfully conducted by the Vancouver Commodities Group (VCG) that had been hired by Nutra Pharma to begin the process of identifying and vetting potential distributors in China.

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

Results of Operations – Comparison of Three Months Periods Ended March 31, 2015 and March 31, 2014

Net sales for the three-month period ended March 31, 2015 are $120,998 compared to $54,753 for the three months period ended March 31, 2014.  The increase in net sales is primarily attributable to the increase in Nyloxin® sales as a result of the increased marketing efforts as well as the availability of Pet Pain-Away.

Cost of sales for the three-month period ended March 31, 2015 is $25,054 compared to $8,011 for the three-month period March 31, 2014.  Our cost of sales includes the direct costs associated with Nyloxin® and Pet Pain-Away manufacturing. Our gross profit margin for the three-month period ended March 31, 2015 is $95,944 or 79.3% compared to $46,742 or 85.4% for the three-month period ended March 31, 2014. The decrease in our profit margin is due primarily to the increase in the merchant processing fees.

Selling, general and administrative expenses (“SG&A”) increased $114,044 or 41.5% from $274,688 for the quarter ended March 31, 2014 to $388,732 for the quarter ended March 31, 2015, generally due to the increase in payroll expense of approximately $16,000, increase in stock based compensation of $34,771 or 78.0% from $44,552 for the three months period ending March 31, 2014 to $79,323 for the three months period ending March 31, 2015, and the increase of approximately $63,000 in consulting, legal and professional fees.

Interest expense increased $22,448 or 73.58%, from $30,508 for the quarter ended March 31, 2014 to $52,956 for the comparable 2015 period.  This increase was due to an overall increase in short term indebtedness in the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended March 31, 2015 and 2014, the liability related to these hybrid instruments fluctuated, resulting in a loss of $18,270 and a gain of $51,545, respectively.

As a result of the foregoing, our net loss increased by $157,105 or 75.93%, from $206,909 for the quarter ended March 31, 2014 to $364,014 for the comparable 2015 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended March 31, 2015, we have an accumulated deficit of $44,883,819 and working capital and stockholders’ deficits of $3,552,999 and $3,542,035, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of March 31, 2015, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. During the three months ended March 31, 2015, we borrowed $1,720 and repaid $54,000 to Mr. Deitsch. In addition, Mr. Deitsch accepted a total of 125,000 shares of the Company’s restricted common stock as a repayment to discharge $10,000 of his outstanding loan in January 2015. At March 31, 2015, the amount owed to Mr. Dietsch was $353,460.

Subsequent to March 31, 2015 and through May 19, 2015, the Company borrowed $9,800 and repaid $18,000 to its President, Rik Deitsch.  The amount owed to Mr. Deitsch at May 19, 2015 was $347,309, which includes $376,364 of accrued interest.

As of March 31, 2015, we raised $147,370, net of debt discount and loan issuance cost of a total of $64,130 through issuance of promissory notes, $115,000, net of loan issuance cost of $7,250, through the issuance of convertible notes.

We expect to utilize the proceeds from these funds and additional capital to manufacture Nyloxin® and Pet Pain-Away and reduce our debt level.  We estimate that we will require approximately $240,000 to fund our existing operations and ReceptoPharm’s operations through December 31, 2015.  These costs include: (i) compensation for two (2) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

•

whether Nyloxin® Military Strength and/or Equine Nyloxin® will be successfully launched and be accepted in the marketplace;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2015, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2015, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of March 31, 2015. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc.

On August 18, 2006, ReceptoPharm was named as a defendant in Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.: 18247/06 (New York Supreme Court, Queens County). The original proceeding claimed that ReceptoPharm owed the Plaintiffs, including Patricia Meding, a former ReceptoPharm officer and shareholder and several corporations that she claims to own, the sum of $118,928.15 plus interest and counsel fees on a series promissory notes that were allegedly executed in 2001 and 2002. On August 23, 2007, the Queens County New York Supreme Court issued a decision denying Plaintiffs motion for summary judgment in lieu of a complaint, concluding that there were issues of fact concerning the enforceability of the promissory notes. On May 23, 2008, the Plaintiffs filed an amended complaint in which they reasserted their original claims and asserted new claims seeking damages of no less than $768,506 on their claims that in or about June 2004 ReceptoPharm breached its fiduciary duty to the Plaintiffs as shareholders of ReceptoPharm by wrongfully canceling certain of their purported ReceptoPharm share certificates. In late 2010, Plaintiffs further amended their complaint alleging that ReceptoPharm violated Plaintiffs contractual and statutory rights by cancelling an additional 30,370 share certificates and failing to permit the Plaintiffs to exercise dissenting shareholder rights with respect to those share certificates. The damages associated with the Plaintiffs' claims could rise as the result of increases in our share price as the Receptopharm shares may be convertible into our common shares. The potential exposure may exceed $10,000,000 if the Plaintiffs are successful with all of their claims.

ReceptoPharm believes the suit is without merit and has filed an answer denying the material allegations of the amended complaint and asserted a series of counterclaims against the Plaintiffs alleging claims for declaratory judgment, fraud, breach of fiduciary duty, conversion and unjust enrichment as a result of the promissory notes. Plaintiffs have moved for partial summary judgment on their claims regarding the additional 30,370 shares, but not on their claims regarding the alleged promissory notes or the 43,750 alleged shares. In August of 2011, the Plaintiff's motion was partially granted. In September 2012, ReceptoPharm's attorneys filed a Motion to be removed as counsel. On October 10, 2014 their motion was granted.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of March 31, 2015, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued for Services

During January 2015, the Company signed an agreement with a consultant for investor relation services for one month. In connection with the agreement, 100,000 shares of company’s restricted common stocks were issued with a fair value of $24,400. The share was valued at $0.244 per share.

During January 2015, the Company issued 250,000 shares of the Company’s restricted common stock to a consultant for services for six months. The share was valued at $0.244 per share. The Company recorded an equity compensation charge of $13,704 during the three months ended March 31, 2015. The remaining unrecognized compensation cost of $47,296 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of three months.

During February 2015, the Company signed an agreement with a consultant for investor relation services for one month. In connection with the agreement, 50,000 shares of company’s restricted common stocks were issued with a fair value of $14,000.  The share was valued at $0.28 per share.

During March 2015, the Company issued 1,250,000 shares of the Company’s restricted common stock to a consultant for services for a year. The share was valued at $0.104 per share. The Company recorded an equity compensation charge of $3,918 during the three months ended March 31, 2015. The remaining unrecognized compensation cost of $126,082 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of eleven months.

Common Stock Issued for Debt Modification

During February 2015, the Company issued a total of 25,000 restricted shares to the Michael McDonald Trust due to the default on repayment of the promissory note of $75,000. The shares were valued at a fair value of $6,000.

During February 2015, the Company amended the maturity dates for notes of $100,000 from a non-related party to August 3, 2015. The Company issued a total of 25,000 restricted shares to the note holder per the amendment. The shares were valued at a fair value of $7,000.

During April 2015, following the assignment of Michael McDonald’s debt of $28,222 in February 2015, Coventry made the conversion of a total of 489,964 shares of the company’s restricted stock satisfying the note in full.

Common Stock Issued for Settlement of Debt

Following the agreements with Castaldo for $10,000 in July 2014, Castaldo made the conversion for a total of 71,249 shares of the company’s restricted stock satisfying the notes in full with a fair value of $17,428 during January 2015.

Following the assignment of Michael McDonald’s debt of $92,310 in June 2014, Coventry made the last conversion of a total of 461,548 shares of the company’s restricted stock satisfying the note in full on January 25, 2015.

During January 2015, Mr. Deitsch accepted a total of 125,000 shares of the Company’s restricted common stock as a repayment to discharge $10,000 of his outstanding loan to the Company. The shares were valued at the note payable amount due to the fact that it was a related party transaction.

On April 9, 2015, the Company issued two Convertible Debentures in the amount of $137,500 each (aggregating $275,000) to two non-related parties. In connection with issuance of these Notes, the Company issued a total of 80,000,000 warrants to purchase common stock at an exercise price of $0.35 per share and 125,000 shares of common stocks in connection with issuance of these convertible notes payable.

Item 3. Defaults Upon Senior Securities

During the third quarter of 2010 we borrowed $200,000 from one of our directors. We repaid a total of $100,000 as of March 31, 2015. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. At March 31, 2015, we owed this director accrued interest of $165,170.

On June 11, 2012, LPR sold their remaining debt, which included legal fees, of $281,772 to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of March 31, 2015, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

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

NUTRA PHARMA CORP.
Registrant

Dated: May 19, 2015	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer