Form 10-Q
period 2015-06-30
NUTRA PHARMA CORP
filed 2015-08-18
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 18, 2015, there was 65,047,754 shares of common stock.

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending June 30, 2015, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$118,902	$15,530
Accounts receivable	160,453	127,368
Inventory	47,060	46,945
Prepaid expenses and other current assets	238,591	151,968
Total current assets	565,006	341,811

Property and equipment, net	23,249	29,490
Other assets	15,955	15,955
Total assets	$604,210	$387,256

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,271,600	$1,243,997
Accrued expenses	1,326,948	1,019,673
Due to officers	485,343	540,877
Derivative warrant liability	437,073	186,549
Other debt, net of debt discount of $212,908 and $2,611, respectively	1,319,175	960,921
Total current liabilities	4,840,139	3,952,017
Convertible debts	108,000	30,000
Legal settlement liability, long term portion	188,570	-
Total liabilities	5,136,709	3,982,017

Commitments and Contingencies (See Note 8)	-	-

Stockholders' deficit:

Common stock, $0.001 par value, 2,000,000,000 shares authorized:48,550,419 and 36,765,781 shares issued and outstanding at June 30, 2015 and December 31, 2014	48,550	36,766
Additional paid-in capital	42,068,440	40,888,278
Accumulated deficit	(46,649,489)	(44,519,805)
Total stockholders' deficit	(4,532,499)	(3,594,761)
Total liabilities and stockholders' deficit	$604,210	$387,256

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$78,063	$98,905	$199,061	$153,658
Cost of sales	19,621	16,956	44,675	24,967
Gross profit	58,442	81,949	154,386	128,691

Operating expenses:

Selling, general and administrative - including stock based compensation of $204,380 and $70,549, for the six months ended June 30, 2015 and June 30, 2014, respectively	1,054,549	722,695	1,443,281	997,383
Total other costs and expenses	1,054,549	722,695	1,443,281	997,383
Net Loss from Operations	(996,107)	(640,746)	(1,288,895)	(868,692)

Other Expenses
Rental Income	6,364	-	6,364	-
Interest expense	(110,424)	(27,208)	(163,380)	(57,716)
Change in fair value of derivatives	(665,503)	(642,844)	(683,773)	(591,299)
Loss on settlement of debt and accounts payable, net	-	(8,178)	-	(8,178)
Other Expenses	(769,563)	(678,230)	(840,789)	(657,193)
Net loss before income taxes	(1,765,670)	(1,318,976)	(2,129,684)	(1,525,885)
Provision for income taxes	-	-	-	-
Net loss	$(1,765,670)	$(1,318,976)	$(2,129,684)	$(1,525,885)

Net loss per share - basic and diluted	$(0.04)	$(0.05)	$(0.05)	$(0.06)

Weighted average number of shares outstanding during the period - basic and diluted	40,824,333	28,590,309	39,822,556	27,121,466

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Cash collected from customers	$496,875	$376,986
Cash paid for commission	(426,478)	(94,596)
Cash paid to suppliers	(42,458)	(34,935)
Cash paid to employees	(68,395)	(27,675)
Interest paid	(31,991)	(17,613)
Other operating cash payments	(553,286)	(270,772)
Cash collected from rental income	6,364	-
Net cash used in operating activities	(619,369)	(68,605)

Cash flows from investing activities:
Acquisition of property and equipment	(718)	-
Net cash used in investing activities:	(718)	-

Cash flows from financing activities:
Common stock sold for cash	430,820	60,000
Loans from officers	55,820	60,161
Repayment of officers loans	(113,164)	(52,220)
Repayments of notes payable-related party	(30,000)	(10,000)
Proceeds from convertible notes, net of debt discount and loan issuance cost of $53,750	397,500	50,000
Proceeds from other notes payable, net of debt discount of $54,000 and loan issuance cost of $10,130	139,870	-
Repayments of other notes payable	(157,387)	-
Net cash provided by financing activities	723,459	107,941

Net increase(decrease) in cash	103,372	39,336

Cash - beginning of period	15,530	4,640

Cash - end of period	118,902	43,976

Cash flows from operating activities:
Net loss	$(2,129,684)	$(1,525,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	502,178
Depreciation and amortization	6,957	7,490
Stock-based compensation	204,380	70,549
Stock issued for loan extension and accounts payable	26,500	33,225
Change in fair value of derivative	683,773	591,299
Amortization of loan discount	109,733	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	(33,085)	(25,133)
Decrease (increase) in inventory	(115)	-
Increase in prepaid expenses and other assets	(47,753)	(39,376)
Increase in accounts payable	42,603	280,903
Increase in accrued expenses	517,322	36,145
Net cash used in operating activities	(619,369)	(68,605)

Supplemental Cash Flow Information:
Cash paid for interest	$(31,991)	$(17,613)
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:
Stock issued in settlement of accounts payable	$15,000	$110,000
Shares issued to satisfy debt	$454,227	$922,266
Shares issued to satisfy debt-related party	$10,000	$100,000
Discounts on notes payable	$189,958	$-

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Notes to Condensed Consolidated Unaudited Financial Statements

June 30, 2015

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

Liquidity and Going Concern

Our Condensed Consolidated Unaudited Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $46,649,489 at June 30, 2015. In addition, we had respective working capital and stockholders’ deficits at June 30, 2015 of $4,275,133 and $4,532,499, respectively.

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

As of June 30, 2015, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

The Company collects 100% of the cash proceeds from the sale of its product by its distributor, remits a portion of the cash proceeds received back to the distributor and records the sale on a net basis. In the six months ended June 30, 2015, the Company collected $496,875 in gross receipts and recorded $199,061 as net sales.

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

Inventories

Inventories, which are stated at the lower of average cost or market, and consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand.  If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs are charged to cost of goods sold.  We performed evaluations of our inventory during the six months ended June 30, 2015 and determined no allowances need to be recorded.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the six months ended June 30, 2015, no customers accounted for more than 10% of the Company’s total revenues.

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

Property and equipment consists of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Computer equipment	$24,208	$24,208
Furniture and fixtures	34,757	34,757
Lab equipment	42,129	42,129
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,138
Leasehold improvements	73,168	73,168
Total	203,539	202,821
Less: Accumulated depreciation and amortization	(180,290)	(173,331)

Property and equipment, net	$23,249	$29,490

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At June 30, 2015, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the six months ended June 30, 2015 and 2014 was $6,957 and $7,490, respectively.

Advertising

All advertising costs are expensed as incurred.  Advertising costs were approximately $2,016 and $3,984 for the six months ended June 30, 2015 and 2014, respectively.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position.  As of June 30, 2015, we do not believe we have a need to record any liabilities for  uncertain tax positions or provisions for interest or penalties related to such  positions.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of June 30, 2015 and 2014, the following items were not included in dilutive loss as the effect is anti-dilutive:

	June 30, 2015	June 30, 2014
Options and warrants	10,786,998	4,272,917
Convertible notes payable	8,077,185	1,411,658
Total	18,864,183	5,684,575

Reclassifications

Certain amounts in the 2014 Condensed Consolidated Unaudited Financial Statements have been reclassified to conform to the current period presentation.

Stock Split

On April 20, 2015, the Company declared a 1 for 40 reverse common stock split to stockholders. The Stock Split was effectuated on May 18, 2015 based upon filing the appropriate documentation with FINRA. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split (See Note 6).

Recent Accounting Pronouncements

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “ Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We have adopted the provisions of this ASU for the six months ended June 30, 2015.

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

2.   FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements at June 30, 2015
Liabilities:	Total	Level 1	Level 2	Level 3

Warrant liability	$437,073	$-	$-	$437,073
Convertible notes at fair value	$1,035,215	$-	$-	$1,035,215

	Fair Value Measurements at December 31, 2014
Liabilities:	Total	Level 1	Level 2	Level 3

Warrant liability	$186,549	$-	$-	$186,549
Convertible notes at fair value	$330,277	$-	$-	$330,277

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the six months ended June 30, 2015:

Description	June 30, 2015
Beginning balance	$186,549
Purchases, issuances, and settlements	189,958
Day one loss on value of hybrid instrument	-
Total loss included in earnings (1)	60,566
Ending balance	$437,073

(1)

The gain or loss related to the revaluation of our warrant liability is included in “Change in fair value of derivatives” in the accompanying consolidated statement of operations.

The Company values its warrants using a Dilution-Adjusted Black-Scholes Model.  Assumptions used include (1) 0.02% to 1.01% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 157% to 174% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of June 30, 2015:

				Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Anti-Dilution Adjusted Price	%	Look-back Period
2015	$831,250	8%-20%	n/a	$0.06-$0.20	50%-85%	10 to 30 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the six months ended June 30, 2015 for the Convertible Notes:

Description	June 30, 2015
Beginning balance	$330,277
Purchases, issuances, and settlements	810,916
Day one loss on value of hybrid instrument	525,022
(Gain) loss from change in fair value	(176,773)
Conversion to common stock	(454,227)
Ending balance	$1,035,215

3.   INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis. At June 30, 2015 and December 31, 2014, inventories were as follows:

	June 30, 2015	December 31, 2014
Raw Materials	$20,866	$16,805
Finished Goods	26,194	30,140
Total Inventories	$47,060	$46,945

The Company regularly reviews inventory quantities on hand.  If necessary, the Company records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs and write-offs are charged to cost of goods sold.  We performed evaluations of our inventory at June 30, 2015, the Company did not experience any write downs or write offs.

4.   DUE TO OFFICERS

At June 30, 2015 and December 31, 2014, the balance due to officers consisted of the following:

	June 30, 2015	December 31, 2014
An unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. The loan balance at June 30, 2015 and December 31, 2014, respectively, includes accrued interest payable of $378,563 and $369,983.	$352,646	$411,411
A loan from Paul Reid, the former President of ReceptoPharm bearing interest at a rate of 5% per annum, due on demand and secured by certain intellectual property of ReceptoPharm having a zero cost at June 30, 2015 and December 31, 2014. The accrued interest at June 30, 2015 and December 31, 2014 was $52,870 and $49,638, respectively.	132,697	129,466
Ending balances	$485,343	$540,877

During the six months ended June 30, 2015, we borrowed $55,820 and repaid $113,164 to Mr. Deitsch. In addition, Mr. Deitsch accepted a total of 125,000 shares of the Company’s restricted common stock as a repayment to discharge $10,000 of his outstanding loan in January 2015(See Note 6). Subsequent to June 30, 2015 and through August 17, 2015, the Company repaid $4,800 to its President, Rik Deitsch and repaid $20,000 to the Company owned by Rik.  The amount owed to Mr. Deitsch at August 17, 2015 was $402,413, which includes $380,680 of accrued interest. The repayment to Companies owned by Rik at August 17, 2015 was $72,450.

5.   OTHER DEBT

Other debt (Both short-term and long term) consists of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Note payable – Related Party (1)	$90,000	$120,000
Notes payable – Non Related Parties (Net of discount of $42,034 and $2,611, respectively) (2)	472,835	540,644
Convertible notes payable, at fair value (Net of discount of $170,875 and $0, respectively) (3)	864,340	330,277
Ending balances	$1,427,175	$990,921

(1)

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. We repaid $40, 000 and $30,000, respectively during 2014 and the six months ended June 30, 2015. At June 30, 2015, we owed this director principal balance of $90,000 and accrued interest of $173,156.

(2)	At June 30, 2015, the balance of $472,835 consisted of the following loans:

In August 2014, the Company issued a promissory note to the Michael McDonald Trust in the amount of $75,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 50,000 shares of the Company's common stocks (See note 7). The Company has recorded a debt discount in the amount of $15,665 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $15,665 was amortized over the term of the debt.  Amortization for the six months ended June 30, 2015 was $2,611.  An additional 25,000 shares were issued in February 2015 with a fair value at $6,000 (See Note 6) due to the default.   During the six months ended June 30, 2015, the total amount of $84,666 including the accrued interest of $9,666 was assigned and sold to Coventry Enterprises, LLC (“Coventry”)  in the form of a Convertible Redeemable Note. Coventry made the conversions of total 1,324,341 shares of the company’s restricted stock satisfying the notes in full (See Note 5(3)).

•

On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), the Company agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments and on January 26, 2012, we signed the first amendment to the settlement agreement where under we agreed to pay $175,000 which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). The Company repaid $25,000 during the six months ended March 31, 2012. The Company did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares of the Company’s free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000).  The $100,000 default was expensed during 2012.  LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in October 2012. The debt has reverted back to the Company.

•

As of June 30, 2015, the Company owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to the Company.

•

On November 5, 2014, the Company received a loan for a total of $150,000 from a non-related party. The loan is expected to be repaid through scheduled payments through November 13, 2015 along with interest on average 15% annum. The Company has recorded loan costs in the amount of $14,350 for the loan origination fees paid at inception date. The total loan cost of $14,350 was amortized over the term of the loan.  Amortization for the six months ended June 30, 2015 was $6.982.  During the six months ended June 30, 2015, repayment of $70,664 was made. At June 30, 2015, the principal balance of the loans is $60,410. The interest expense for the six months ended June 30, 2015 is $11,422.

•

During January, 2015, the Company entered a Payment Rights Purchase and Sale Agreement with EBF Partners LLC (“EBF”). EBF purchased $204,000 of the merchant sales for $150,000. In exchange for the purchased amount, the Company agreed to enter into a credit card processing agreement with preapproval by EBF with credit card processor. The Company authorized credit card processor to pay to EBF the cash attributable to 23% of each credit card receivable due to the Company, until EBF has received the purchase amount of $204,000. In the event of default, 100% instead of 23% of each credit card receivable will be paid. The loan is under personal guarantee by our President and CEO, Rik Deitsch and Director, Garry Pottruck.  The Company has recorded debt discount of $54,000, and loan issuance cost of $10,130 for the loan origination fees paid at inception date. The total debt discount and loan issuance cost of $64,130 was amortized over the term of the loan.  Amortization for the debt discount and loan issuance cost for the six months ended June 30, 2015 was $22,956 and $4,307, respectively.  During the six months ended June 30, 2015, repayment of $86,723 was made. At June 30, 2015, the principal balance of the loan net of discount and loan cost of $36,866 is $80,410.

(3)	At June 30, 2015, the balance of $864,340 consisted of the following convertible loans:

•

In September 2011, the Company borrowed $250,000 from a non-related party.  The principal of this loan were to be repaid with a balloon payment on or before October 1, 2012. On October 19, 2012 the parties amended the notes to extend the due date to May 1, 2013 and include a conversion feature that would allow the holders to convert some or all of their outstanding notes into restricted Company stock at a 15% discount to the average closing market price of the Company's stock traded over the previous 10 days. Interest on these loans is payable monthly beginning in November 2011 with interest calculated at 20%. At June 30, 2015, the accrued interest payable was $4,163.

During June 2015, the conversion for a total of 196,850 shares of the company’s restricted stock was made in satisfying the note in the amount of $25,000 with a fair value of $43,716 (See Note 6). With the conversions during 2013,2014 and six months ended June 30, 2015, the remaining balance of the Note was $75,000 with a fair value of $87,969 at June 30, 2015 and matured on August 3, 2015.  On February 1, 2015, the Company issued 25,000 restricted shares with a fair value of $7,000 to the note holder in connection with the amendment of maturity date to August 3, 2015 (See Note 6).

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

•

On April 9, 2014, the Company issued a Convertible Debenture in the amount of $20,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 10% and is due on April 9, 2015, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price lesser of $.80, or (ii) fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding  the conversion date.In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $16,172. During June, 2015, the conversion for a total of 250,000 shares of the company’s restricted stock was made in satisfying the note in full with a fair value of $44,277 (See Note 6).During June 2014, $92,310 of Michael McDonald’s debt was assigned and sold to Coventry in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on June 18, 2015, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $371,772. On June 18, 2014 and July 2, 2014, Coventry made a conversion of 219,535 and 107,337 shares of the company’s restricted stock satisfying $18,462 each (total $36,924) of the note with a fair value of $92,816 and $29,909, respectively. On January 26, 2015, Coventry made a conversion of 461,548 shares of the company’s restricted stock satisfying the remaining of $55,386 of the note with a fair value of $146,912 (See Note 6).

•

During the six months ended June 30, 2015, $84,666 of Michael McDonald’s debt was assigned and sold to Coventry in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due in one year from the debt purchase date , unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $83,589. During the six months ended June 30, 2015, Coventry made the conversions of a total 1,324,341 shares of the company’s restricted stock satisfying the notes in full with a fair value of $201,894.

•

On March 19, 2014, the Company issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. During the six months ended June 30, 2015, the Company recorded the first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014.  The notes carry interest at 8% and are due on the date that is two years from the execution and funding of the note.  The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $18,104. At June 30, 2015, these convertible notes payable, at fair value, was recorded at $28,482.

•

On February 25, 2015, the Company issued a Convertible Debenture in the amount of $68,250 to LG Capital Funding, LLC (“LG”). The note carries interest at 9% and is due on February 25, 2016, unless previously converted into shares of restricted common stock. LG has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price of  sixty-one percent (61%) of the average of the two lowest closing bid prices of the Company’s Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $49,541. At June 30, 2015, the convertible note payable, at fair value, was recorded at $137,751. The Company has recorded loan costs in the amount of $3,250 for the loan origination fees paid at inception date. The total loan cost of $3,250 was amortized over the term of the loan.  Amortization for the six months ended June 30, 2015 was $1,083.

•

On February 24, 2015, the Company issued a Convertible Debentures in the amount of up to $250,000 to a non-related party. During the six months ended June 30, 2015, the Company received the fund for first three tranche of a total of $100,000.  The note carries interest at 12% and is due on the date that is two years from the execution and funding of the note.  The note holders have the right to convert the notes into shares of Common Stock at a price of lessor of (a) 0.40 or (b) sixty percent (60%) of the average of the two lowest closing bid prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $116,935. At June 30, 2015, the convertible note payable, at fair value, was recorded at $231,012. The Company has recorded loan costs in the amount of $4,000 for the loan origination fees paid at inception date. The total loan cost of $8,000 was amortized over the term of the loan.  Amortization for the six months ended June 30, 2015 was $750.

•

During April 2015, the Company issued two Convertible Debentures in the amount of $275,000 each (aggregating $550,000) to two non-related parties. The notes carry interest at 8% and are due on the date that is nine months from the execution and funding of the note.  The notes holders have the right to convert the notes into shares of Common Stock at a fixed price of $0.10. In the event of default, $275,000 each (aggregating $550,000) plus interest may be paid in the form of conversion into common stock at the lower of: (i) the 0.10 or (ii) 0.45 multiplied by the lowest bid price of the Common Stock during the ten consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $274,958. At June 30, 2015, these convertible notes payable, at fair value, was recorded at $388,542 net of discount of $161,458.

During April 2015, the Company issued a total of 2,000,000 two year warrants to purchase common stock at an exercise price of $0.35 per share The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $189,959 and $310,047, respectively using the Black-Scholes method at the commitment and re-measurement dates of April 9, 2015 and June 30, respectively (See Note 7).

Also, the Company issued a total of 125,000 shares of common stocks in connection with issuance of these convertible notes payable. (See Note 6).

The Company has recorded debt discount a total of $232,500 for the warrants issued and origination fees at inception date. The total debt discount was amortized over the term of the loan.  Amortization for the debt discount and loan issuance cost for the six months ended June 30, 2015 was $71,042.

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

6.   STOCKHOLDERS' DEFICIT

Private Placements of Common Stock

During May and June, the Company sold 7,180,331 shares of restricted common stock to investors at a price per share of $0.06 and received proceeds of $430,820. The Company issued 7,180,331 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on June 30, 2016 (See Note 7).

Common Stock Issued for Services

During May 2015, the Company signed an agreement with a consultant for investor relation services for one month. In connection with the agreement, 200,000 shares of company’s restricted common stocks were issued with a fair value of $26,000.   The share was valued at $0.13 per share.

During January 2015, the Company signed an agreement with a consultant for investor relation services for one month. In connection with the agreement, 100,000 shares of company’s restricted common stocks were issued with a fair value of $24,400.   The share was valued at $0.244 per share.

During January 2015, the Company issued 250,000 shares of the Company’s restricted common stock to a consultant for services for six months. The share was valued at $0.244 per share. The Company recorded an equity compensation charge of $58,304 during the six months ended June 30, 2015. The remaining unrecognized compensation cost of $2,696 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During February 2015, the Company signed an agreement with a consultant for investor relation services for one month. In connection with the agreement, 50,000 shares of company’s restricted common stocks were issued with a fair value of $14,000.  The share was valued at $0.28 per share.

During March 2015, the Company issued 1,250,000 shares of the Company’s restricted common stock to a consultant for services for a year. The share was valued at $0.104 per share. The Company recorded an equity compensation charge of $36,329 during the six months ended June 30, 2015. The remaining unrecognized compensation cost of $93,671 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of eight and half months.

During November 2014, the Company issued 50,000 shares of the Company’s restricted common stock to a consultant for services for one year. The share was valued at $0.32 per share. The Company recorded an equity compensation charge of $1,929 during the year ended December 31, 2014 and $7,934 for the six months ended June 30, 2015. The remaining unrecognized compensation cost of $6,137 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of four and half months.

During November 2014, the Company issued 125,000 shares of the Company’s restricted common stock to a consultant for services for one year. The share was valued at $0.288 per share. The Company recorded an equity compensation charge of $5,918 during the year ended December 31, 2014 and $17,852 for the six months ended June 30, 2015. The remaining unrecognized compensation cost of $12,230 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of four months.

During June 2014, the Company issued 125,000 shares of the Company’s restricted common stock to a consultant for services for one year. The share was valued at $0.34 per share. The Company recorded an equity compensation charge of $22,938 during the year ended December 31, 2014 and $19,561 for the six months ended June 30, 2015.

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

Common Stock Issued with Promissory Note

In April 2015, in connection with the issuance of two promissory notes to two non-related Parties in the amount of $550,000 which is due in nine months from the funding of the note. The Company also issued a total of 125,000 shares of common stocks as part of the agreement (See Note 5).

Common Stock Issued for Settlement of Accounts Payable & Debt

During June 2015, the Company issued a total of 150,000 shares of the company’s restricted stock to settle the outstanding commissions’ payable in aggregate of $15,000 with a vendor. The shares were recorded at a fair value of $28,500 or $0.19 per share.

During January 2015, Castaldo converted for a total of 71,429 shares of the company’s restricted stock, with a fair value of $17,428 (See Note 5).

Following the assignment of Michael McDonald’s debt of $92,310 in June 2014, Coventry made the following conversions of a total of 788,419 shares of the company’s restricted stock satisfying $92,310 of the note with a fair value of $269,637 (See Note 5).

Date	Number of shares converted	Fair Value of Debt Converted
6/18/2014	219,535	$92,816
7/2/2014	107,337	$29,909
1/25/2015	461,548	$146,912

Following the assignment of Michael McDonald’s debt of $84,666 in the six months ended June 30, 2015, Coventry made the following conversions of a total of 1,324,341 shares of the company’s restricted stock satisfying the notes in full with a fair value of $201,894 (See Note 5).

Date	Number of shares converted	Fair Value of Debt Converted
4/20/2015	489,964	$60,034
6/03/2015	453,000	$68,392
6/22/2015	381,377	$73,468

During June 2015, one of the convertible Notes holders made the conversion of 196,850 shares of the company’s restricted stock satisfying the notes in the amount of $25,000 with a fair value of $43,716 (See Note 5).

During June, 2015, Coventry made the conversion for a total of 250,000 shares of the company’s restricted stock in satisfying the note of $20,000 in full with a fair value of $44,277 (See Note 5).

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

7.   STOCK OPTIONS AND WARRANTS

Common Stock Warrants

During April 2015, the Company issued a total of 2,000,000 warrants to purchase common stock at an exercise price of $0.35 per share in connection with issuance of two convertible notes payable. The warrants expire on April 14, 2017 (See Note 6).

From time to time, we issue warrants to purchase our common stock. These warrants have been issued for cash in conjunction with the private placement of shares of our common stock.

During May and June 2015, the Company issued a total of 7,180,331 warrants to purchase common stock at an exercise price of $0.20 per share in connection with the private placement offerings. The warrants expire on June 30, 2016 (See Note 6).

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the six months ended June 30, 2015:

	Number of shares	Weighted average exercise price
Balance December 31, 2014	1,606,667	$1.92
Exercised	-	-
Issued	9,180,331	$0.286
Forfeited	-	-
Balance June 30, 2015	10,786,998	$1.50

The following table summarizes information about fixed-price warrants outstanding as of June 30, 2015:

	Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2015	$0.20-6.0	10,786,998	1.37 years	$1.50

As of June 30, 2015, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.18, closing stock price of our common stock on June 30, 2015. There were no in-the-money warrants at June 30, 2015.

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

We incurred rent expense of $62,548 and $59,736 during six months ended June 30, 2015 and 2014, respectively.

The Company sublets approximately 3779 square feet of its space to Nationwide Laboratory Services, Inc. for one year started from April 2015. The rent for the first three months is $1,500 for the first three months, and then the rent will be increased by $100 per month until the sum of $2,200 per month is attained. During the six months ended June 30, 2015, the Company recorded a rental income of $6,364 which included the rent and utilities.

Litigation

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

On June 1, 2015, the parties executed a settlement agreement whereby ReceptoPharm would pay the Plaintiffs a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 is due on August 17, 2015 with 32 subsequent monthly $10,000 payments to be made on the 15th of every month. In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  Further, in the event of a default in the making of the first three payments, the settlement amount would increase by an additional $100,000. The Company has accrued the legal settlement amount at present value of $288,406 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of June 30, 2015, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action which, if successful, would avoid the case being converted into an actual bankruptcy action. On September 30, 2013, the Company entered into a Settlement Agreement with the Petitioners, which is effective upon the court dismissal of the action.  In full and final satisfaction of all claims, the Company settled the Agreement with the Petitioners for a total sum of $350,000.  As of June 30, 2015, $35,000 has been paid and a second lump sum payment was due within 8 months from February 12, 2014, the date the court dismissed the action.  The Parties executed mutual releases exclusive of releases under the Settlement Agreement. On October 21, 2014 we received a Notice of Default from the Petitioners' counsel. We have responded to the notice and will be seeking remedies to the alleged default.

9.   SUBSEQUENT EVENTS

Private Placements of Common Stock

During July 2015, the Company sold 1,167,335 shares of restricted common stock to investors at a price per share of $0.06 and received proceeds of $70,040. The Company issued 1,167,335 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on June 30, 2016.

During August 2015, the Company sold 30,000 shares of restricted common stock to investors at a price per share of $0.1 and received proceeds of $3,000. The Company issued 30,000 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on June 30, 2016.

Common Stock Issued for Settlement of AP

On July 10, 2015, the Company issued a total of 4,400,000 shares of the company’s restricted stock to settle the outstanding commissions’ payable in aggregate of $264,000 with TCN. The shares were valued at $0.185 per share.

Common Stocks Issued to Employees and Directors

During July 10, 2015, the Board of Directors approved a resolution for the issuance of a total of 10,900,000 shares of the Company’s restricted common stock to directors and employees of the Company. The issuance was valued at $2,016,500 or $0.185 per share which was the stock price on the date of issuance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the second quarter of 2015 has focused upon marketing our homeopathic drugs for the treatment of pain:

•

Nyloxin® (Stage 2 Pain)

•

Nyloxin® Extra Strength (Stage 3 Pain)

•

Pet Pain-Away

We will continue this focus during the remainder of 2015.

During our second quarter of 2015 and thereafter, the following has occurred:

On April 15, 2015 we provided an update regarding plans to market Nyloxin® through S.Zhaveri Pharmakem for distribution throughout India. The update stated that our management had been working in Mumbai throughout the week to finalize plans for the national rollout of Nyloxin®.

On April 20, 2015, our stockholders voted at a special meeting of the shareholders held in Coral Springs, Florida to approve a one-for-forty reverse stock split of our issued and outstanding shares of common stock.   Under the adopted proposal, each forty shares of our presently issued and outstanding Common Stock as of the close of business on the effective date was converted automatically into one share of our post-Reverse Split Common Stock. Fractional shares and "odd lots" were rounded up to the nearest whole share. The Reverse Split did not change the number of authorized shares of our Common Stock. The principal effect of the Reverse Split was the reduction in the number of shares of Common Stock issued and outstanding, from 1,510,950,321 shares as of March 6, 2015 to 39,123,758 shares after the Reverse Split was deemed effective. The Reverse Split affected all of our shareholders uniformly and did not affect any shareholder’s percentage ownership interest in Nutra or any shareholder’s proportionate voting power. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

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

On May 14, 2015 we announced that we had engaged the Nature's Clinic to begin the process of regulatory approval of our Company's Over-the-Counter pain drug, Nyloxin® for marketing and distribution in Canada. The Nature’s Clinic has already begun setting up their Chatham, Ontario warehouse and expect to complete the approval process to begin distributing Nyloxin® by the end of the year.

On May 26, 2015 we announced that we had engaged Medical Strategy Consultants, LLC to aid the company in the filing of Orphan Drug applications with the U.S. Food and Drug Administration ("FDA"). The first application under development is for the treatment of Pediatric Multiple Sclerosis with the Company's lead drug candidate, RPI-78M. In order to create the application, RPI-78M needed to meet several key criteria. This included preclinical data in support of the drug that provided a reasonable rationale for the treatment of the disease based on its potential ability to treat the symptoms of multiple sclerosis. The FDA grants Orphan Drug Designation status to products that treat rare diseases, providing incentives to sponsors developing drugs or biologics. The Orphan Drug Act of 1983 is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders, defined as those affecting fewer than 200,000 Americans at any given time. The designation of RPI-78M as an Orphan Drug would provide Nutra Pharma with a 7-year period of market exclusivity in the U.S. upon approval of the drug, as well as tax credits for clinical research costs, the ability to apply for grant funding, clinical trial design assistance, assistance from the FDA in the drug development process and the waiver of Prescription Drug User Fee Act (PDUFA) filing fees which could be in excess of $2.5 million. The decision to proceed with an Orphan Drug Designation submission is part of Nutra Pharma's plan to move forward with the preparation of an Investigative New Drug Application.

On June 9, 2015 we announced that we had entered into a facility and personnel sharing agreement with Nationwide Laboratory Services, Inc. (NLS): Nationwide Laboratory Services, Inc. operates as a clinical diagnostics laboratory, performing routine and specialty human diagnostics. The company also offers clinical trial services, such as specimen and special handling requirements, status of test results, turnaround time, testing, participants test results, channeling calls to technical or professional personnel, communicating specimen issues, notifying investigational site of critical calls, and telephone support with data management training services; and courier tracking services. The collaboration provides NLS with the use of our lab space and equipment and provides us with lab and clinical personnel as well as cost-savings on rent and utilities.

On June 23, 2015 we announced that we had completed a series of projects to update and expand the facilities that house the Asian cobras utilized for the production of Nyloxin®. We also announced the addition of 100 snakes to the existing milking line to increase venom production for the upcoming international orders from India and China.

On June 30, 2015 we announced that we had engaged Pickwick Capital Partners; a leading investment banking, securities and investment management firm, to provide strategic corporate planning and investment banking services. Pickwick will focus on assisting Nutra Pharma in our strategies for maximizing shareholder value through its full scope of investment banking services.

On July 10, 2015, SeeThruEquity, a leading independent equity research and corporate access firm focused on smallcap and microcap public companies, announced it has initiated coverage of Nutra Pharma Corporation with a Price Target of $0.53 per share.

On July 15, 2015 we announced that we had filed an application with the FDA for orphan drug status of the Company's RPI-78M drug candidate for the treatment of Multiple Sclerosis in children. This represents the first such filing for the company.

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

Nyloxin® Military Strength

In December 2012, we announced the availability of Nyloxin® Military Strength for sale to the United States Military and Veteran's Administration. Over the past few years, the U.S. Department of Defense has been reporting an increase in the use and abuse of prescription medications, particularly opiates. In 2009, close to 3.8 million prescriptions for pain relievers were written in the military. This staggering number was more than a 400% increase from the number of prescriptions written in the military in 2001. But prescription drugs are not the only issue. The most common and seemingly harmless way to treat pain is with non steroidal, anti-inflammatory drugs (NSAIDS). But there are risks. Overuse can cause nausea, vomiting, diarrhea, heartburn, ulcers and internal bleeding. In severe cases chest pain, heart failure, kidney dysfunction and life-threatening allergic reactions can occur. It is reported that approximately 7,600 people in America die from NSAID use and some 78,000 are hospitalized. Ibuprofen, also an NSAID has been of particular concern in the military. The terms “Ranger Candy” and “Military Candy” refer to the service men and women who are said to use 800mg doses of Ibuprofen to control their pain. But when taking anti-inflammatory Ibuprofen in high doses for chronic pain, there is potential for critical health risks; abuse can lead to serious stomach problems, internal bleeding and even kidney failure. There are significantly greater health risks when abuse of this drug is combined with alcohol intake. Our goal is that with Nyloxin®, we can greatly reduce the instances of opiate abuse and overuse of NSAIDS in high risk groups like the US military. The Nyloxin® Military Strength represents the strongest version of Nyloxin® available and is approximately twice as strong as Nyloxin® Extra

Strength. We are working with outside consultants to register Nyloxin® Military Strength and the other Nyloxin® products for sale to the US government and the various arms of the military as well as the Veteran's Administration. On April 22, 2014, we announced that we are seeking GSA (Government Services Administration) Certification in order to supply Military Strength Nyloxin® to the Department of Defense (DoD) and Veterans Affairs Hospitals (VA). We have completed the registration process and are awaiting final approval through the GSA. We expect to be able to actively market through these channels by the end of 2015.

We are pursuing international drug registrations in Canada, Mexico, India, China, Central and South America and Europe. Since European rules for homeopathic drugs are different than the rules in the US, we cannot estimate when this process will be completed. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin® in India.  We are currently working with potential Distributors in India. In February, 2015 we completed the first test shipments to India through our importer, S.Zhaveri Pharmakem. We plan to begin active sales and marketing in India by the end of 2015.

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

Equine Nyloxin®

In October of 2013, we announced that we were in the process of launching the newest addition to our line of homeopathic treatments for chronic pain, Equine Nyloxin®, a topical therapy for horses that is provided as a two piece kit: Nyloxin® Topical Gel comprises Step 1 and a solution of DMSO (dimethylsulfoxide) comprises Step 2. We have been working with trainers and veterinarians in the equine industry and have already identified distributors for the product. The Equine Nyloxin® represents the Company's first topical solution for the animal market. The product is now undergoing market evaluation. Pending positive results as far as price and availability, it is expected to be commercially available by the end of 2015.

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

Results of Operations – Comparison of Three Months Periods Ended June 30, 2014 and June 30, 2013

Net sales for the three-month period ended June 30, 2015 are $78,063 compared to $98,905 for the three months period ended June 30, 2014.  The decrease in net sales is primarily attributable to the decrease in Nyloxin® sales.

Cost of sales for the three-month period ended June 30, 2015 is $19,621 compared to $16,965 for the three-month period ended June 30, 2014.  Our cost of sales includes the direct costs associated with Nyloxin® manufacturing. Our gross profit margin for the three-month period ended June 30, 2015 is $58,442 or 74.9% compared to $81,949 or 82.9% for the three-month period ended June 30, 2014. The decrease in our profit margin is due primarily to the increase in the credit card processing fees.

Selling, general and administrative expenses (“SG&A”) increased $331,854 or 45.9% from $722,695 for the quarter ended June 30, 2014 to $1,054,549 for the quarter ended June 30, 2015, generally due to the increase in stock based compensation of $99,060 or 381.0% from $25,997 for the three months period ending June 30, 2014 to $125,057 for the three months period ending June 30, 2015, the increase of approximately $540,000 in legal fees and potential penalty on default payment of settlement of Meding case, and the increase of $174,000 in consulting, payroll, travel and professional fees.  These increases were offset by decrease in selling expense of $494,000 related to distributors.

Rental income increased $6,364 or 100%, from $0 for the quarter ended June 30, 2014 to $6,364 for the comparable 2015 period.  This increase was due to a sublease agreement entered in April, 2015.

Interest expense increased $83,216 or 305.9%, from $27,208 for the quarter ended June 30, 2014 to $110,424 for the comparable 2015 period.  This increase was due to an overall increase in short term and long term indebtedness in the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended June 30, 2015 and 2014, the liability related to these hybrid instruments fluctuated, resulting in a loss of $665,503 and $642,844, respectively.

Loss on settlement of debt and accounts payable increased $8,178 or 100%, from the loss of $8,178 for the three months ended June 30, 2014 to the loss of $0 for the comparable 2015 period.  This slight increase was due to a decrease in settlement of debts and accounts payable through issuance of stocks for the three months ended June 30, 2015 compared to the comparable 2014 period.

As a result of the foregoing, our net loss increased by $446,694 or 33.9%, from $1,318,976 for the quarter ended June 30, 2014 to $1,765,670 for the comparable 2015 period.

Comparison of Six Months Ended June 30, 2015 and June 30, 2014

Net sales for the six months ended June 30, 2015 are $199,061 compared to $153,658 for the six months ended June 30, 2014.  The increase in sales is primarily attributable to an overall increase in sales of Nyloxin®.

Cost of sales for the six months ended June 30, 2015 is $44,675 compared to $24,967 for the six months ended June 30, 2014.  Our cost of sales includes the direct costs associated with Nyloxin® manufacturing. Our gross profit margin for the six months ended June 30, 2015 is $154,386 or 77.6% compared to $128,691 or 83.8% for the six months ended June 30, 2014. The decrease in our profit margin is due primarily to increase in the credit card processing fees.

Selling, general and administrative expenses (“SG&A”) increased  $445,898 or 44.7% from $997,383 for the six months ended June 30, 2014 to $1,443,281 for the six months ended June 30, 2015, generally due to increase in stock based compensation of $133,831 or 189.7% from $70,549 for the six months ended June 30, 2014 to $204,380 for the six months ended June 30, 2015, the increase of approximately $540,000 in legal fees and potential penalty on default payment of settlement of Meding case and the increase of $244,000 in consulting, payroll, travel and professional fees.  These increases were offset by decrease in selling expense of $494,000 related to distributors.

Rental income increased $6,364 or 100%, from $0 for the quarter ended June 30, 2014 to $6,364 for the comparable 2015 period.  This increase was due to a sublease agreement entered in April, 2015.

Interest expense increased $105,664 or 183.1%, from $57,716 for the six months ended June 30, 2014 to $163,380 for the comparable 2015 period.  This increase was due to an overall increase in short term and long term indebtedness for the six months ended June 30, 2015 compared to the comparable period in 2014.

We carry certain of our debentures and common stock warrants at fair value. For the six months ended June 30, 2015 and 2014, the liability related to these hybrid instruments fluctuated, resulting in a loss of $683,773 and $591,299, respectively.

Loss on settlement of debt and accounts payable increased $8,178 or 100%, from the loss of $8,178 for the six months ended June 30, 2014 to the loss of $0 for the comparable 2015 period.  This slight increase was due to an increase in settlement of debts and accounts payable through issuance of stocks for the six months ended June 30, 2015 compared to the comparable 2014 period.

Our net loss increased by $603,799 or 39.6%, from $1,525,885 for the six months ended June 30, 2014 to $2,129,684 for the comparable 2015 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended June 30, 2015, we have an accumulated deficit of $46,649,989 and working capital and stockholders’ deficits of $4,275,133 and $4,532,499, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of June 30, 2015, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. During the six months ended June 30, 2015, we borrowed $55,820 and repaid $113,164 to Mr. Deitsch. In addition, Mr. Deitsch accepted a total of 125,000 shares of the Company’s restricted common stock as a repayment to discharge $10,000 of his outstanding loan in January 2015. At June 30, 2015, the amount owed to Mr. Deitsch was $405,096 and the amount advanced to the companies owned by him was $52,450.

Subsequent to June 30, 2015 and through August 17, 2015, the Company repaid $4,800 to its President, Rik Deitsch and repaid $20,000 to the Company owned by Rik.  The amount owed to Mr. Deitsch at August 17, 2015 was $402,413, which includes $380,680 of accrued interest. The repayment to Companies owned by Rik at August 17, 2015 was $72,450.

As of June 30, 2015, we raised $139,870, net of debt discount and loan issuance cost of a total of $64,130 through issuance of promissory notes, $397,500, net of debt discount and loan issuance cost of $53,750, through the issuance of convertible notes.

We expect to utilize the proceeds from these funds and additional capital to manufacture Nyloxin® and Pet Pain-Away and reduce our debt level.  We estimate that we will require approximately $160,000 to fund our existing operations and ReceptoPharm’s operations through December 31, 2015.  These costs include: (i) compensation for two (2) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2015, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2015, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of June 30, 2015. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 1, 2015, the parties executed a settlement agreement whereby ReceptoPharm would pay the Plaintiffs a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 is due on August 17, 2015 with 32 subsequent monthly $10,000 payments to be made on the 15th of every month. In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  Further, in the event of a default in the making of the first three payments, the settlement amount would increase by an additional $100,000. The Company has accrued the legal settlement amount at present value of $288,406 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of June 30, 2015, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action which, if successful, would avoid the case being converted into an actual bankruptcy action. On September 30, 2013, the Company entered into a Settlement Agreement with the Petitioners, which is effective upon the court dismissal of the action.  In full and final satisfaction of all claims, the Company settled the Agreement with the Petitioners for a total sum of $350,000. As of June 30, 2015, $35,000 has been paid and a second lump sum payment was due within 8 months from February 12, 2014, the date the court dismissed the action.  The Parties executed mutual releases exclusive of releases under the Settlement Agreement. On October 21, 2014 we received a Notice of Default from the Petitioners' counsel. We have responded to the notice and will be seeking remedies to the alleged default.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Private Placements of Common Stock

During May and June, the Company sold 7,180,331 shares of restricted common stock to investors at a price per share of $0.06 and received proceeds of $430,820. The Company issued 7,180,331 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on June 30, 2016 (See Note 7).

During July, the Company sold 1,167,335 shares of restricted common stock to investors at a price per share of $0.06 and received proceeds of $70,040. The Company issued 1,167,335 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on June 30, 2016.

During August, the Company sold 30,000 shares of restricted common stock to investors at a price per share of $0.1 and received proceeds of $3,000. The Company issued 30,000 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on June 30, 2016.

Common Stock Issued for Services

During May 2015, the Company signed an agreement with a consultant for investor relation services for one month. In connection with the agreement, 200,000 shares of company’s restricted common stocks were issued with a fair value of $26,000.   The share was valued at $0.13 per share.

Common Stock Issued with Promissory Note

In April 2015, in connection with the issuance of two promissory notes to two non-related Parties in the amount of $550,000 which is due in nine months from the funding of the note. The Company also issued a total of 125,000 shares of common stocks as part of the agreement.

Common Stock Issued for Settlement of Accounts Payable & Debt

During June 2015, the Company issued a total of 150,000 shares of the company’s restricted stock to settle the outstanding commissions’ payable in aggregate of $15,000 with a vendor. The shares were recorded at a fair value of $28,500 or $0.19 per share.

Following the assignment of Michael McDonald’s debt of $84,666 in the six months ended June 30, 2015, Coventry made the following conversions of a total of 1,324,341 shares of the company’s restricted stock satisfying the notes in full with a fair value of $201,894 (See Note 5).

Date	Number of Shares converted	Fair Value of Debt Converted
4/20/2015	489,964	$60,034
6/03/2015	453,000	$68,392
6/22/2015	381,377	$73,468

During June 2015, one of the convertible Notes holders made the conversion of 196,850 shares of the company’s restricted stock satisfying the notes in the amount of $25,000 with a fair value of $43,716 (See Note 5).

During June, 2015, Coventry made the conversion for a total of 250,000 shares of the company’s restricted stock in satisfying the note of $20,000 in full with a fair value of $44,277 (See Note 5).

On July 10, 2015, the Company issued a total of 4,400,000 shares of the company’s restricted stock to settle the outstanding commissions’ payable in aggregate of $264,000 with TCN. The shares were valued at $0.185 per share.

Common Stocks Issued to Employees and Directors

During July 10, 2015, the Board of Directors approved a resolution for the issuance of a total of 10,900,000 shares of the Company’s restricted common stock to directors and employees of the Company. The issuance was valued at $2,016,500 or $0.185 per share which was the stock price on the date of issuance.

Item 3. Defaults Upon Senior Securities

During the third quarter of 2010 we borrowed $200,000 from one of our directors. We repaid a total of $110,000 as of June 30, 2015. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. At June 30, 2015, we owed this director accrued interest of $173,156.

On June 11, 2012, LPR sold their remaining debt, which included legal fees, of $281,772 to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of June 30, 2015, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

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

NUTRA PHARMA CORP.
Registrant

Dated: August 18, 2015	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer