Form 10-Q
period 2015-09-30
NUTRA PHARMA CORP
filed 2015-11-23
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 20, 2015, there was 76,391,590 shares of common stock.

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending September 30, 2015, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I. FINANCIAL INFORMATION

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$4,282	$15,530
Accounts receivable	116,962	127,368
Inventory	54,896	46,945
Prepaid expenses and other current assets	370,889	151,968
Total current assets	547,029	341,811

Property and equipment, net	21,117	29,490
Other assets	15,955	15,955
Total assets	$584,101	$387,256

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,308,793	$1,243,997
Accrued expenses	1,601,490	1,019,673
Due to officers	430,706	540,877
Derivative warrant liability	659,022	186,549
Other debt, net of debt discount of $107,071 and $2,611, respectively	1,253,189	960,921
Total current liabilities	5,253,200	3,952,017
Convertible debts	80,190	30,000
Legal settlement liability, long term portion	172,260	-
Total liabilities	5,505,650	3,982,017

Commitments and Contingencies (See Note 8)	-	-

Stockholders' deficit:

Common stock, $0.001 par value, 2,000,000,000 shares authorized:71,399,744 and 36,765,781 shares issued and outstanding at September 30, 2015 and December 31, 2014	71,400	36,766
Additional paid-in capital	45,594,938	40,888,278
Accumulated deficit	(50,587,887)	(44,519,805)
Total stockholders' deficit	(4,921,549)	(3,594,761)
Total liabilities and stockholders' deficit	$584,101	$387,256

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$52,869	$275,057	$251,930	$428,715
Cost of sales	12,524	50,382	57,199	75,349
Gross profit	40,345	224,675	194,731	353,366

Operating expenses:
Selling, general and administrative - including stock based compensation of $2,538,710 and $130,509, for the nine months ended September 30, 2015 and 2014, respectively	3,957,014	747,468	5,400,295	1,744,851
Total other costs and expenses	3,957,014	747,468	5,400,295	1,744,851
Net Loss from Operations	(3,916,669)	(522,793)	(5,205,564)	(1,391,485)

Other Expenses
Rental Income	10,355	-	16,719	-
Interest expense	(138,769)	(29,891)	(302,149)	(87,607)
Change in fair value of derivatives	90,102	345,964	(593,671)	(245,335)
Gain (loss) on settlement of debt, net	16,583	1,742	16,583	(6,436)
Other Expenses	(21,729)	317,815	(862,518)	(339,378)
Net loss before income taxes	(3,938,398)	(204,978)	(6,068,082)	(1,730,863)
Provision for income taxes	-	-	-	-
Net loss	$(3,938,398)	$(204,978)	$(6,068,082)	$(1,730,863)

Net loss per share - basic and diluted	$(0.06)	$(0.01)	$(0.13)	$(0.06)

Weighted average number of shares outstanding during the period - basic and diluted	65,550,190	32,463,439	48,492,675	28,923,264

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Cash collected from customers	$676,083	$1,098,945
Cash paid for commission	(466,478)	(583,236)
Cash paid to suppliers	(59,893)	(63,104)
Cash paid to employees	(101,598)	(64,360)
Interest paid	(38,968)	(22,818)
Other operating cash payments	(853,671)	(456,154)
Cash collected from rental income	16,719	-
Net cash used in operating activities	(827,806)	(90,727)

Cash flows from investing activities:
Acquisition of property and equipment	(718)	(20,169)
Net cash used in investing activities:	(718)	(20,169)

Cash flows from financing activities:
Common stock sold for cash	682,500	60,000
Loans from officers	65,820	86,276
Repayment of officers loans	(183,470)	(97,220)
Repayments of notes payable-related party	(60,000)	(40,000)
Proceeds from convertible notes, net of debt discount and loan issuance cost of $53,750	424,800	50,000
Proceeds from other notes payable, net of debt discount of $54,000 and loan issuance cost of $10,130	149,870	75,000
Repayments of other notes payable	(262,244)	-
Net cash provided by financing activities	817,276	134,056

Net increase(decrease) in cash	(11,248)	23,160

Cash - beginning of period	15,530	4,640

Cash - end of period	$4,282	$27,800

Reconciliation of net loss to net cash used in operating activities:
Cash flows from operating activities:
Net loss	$(6,068,082)	$(1,730,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	934,436
Gain on settlement of debt	(16,583)	-
Depreciation and amortization	9,091	11,780
Stock-based compensation	2,538,710	130,509
Stock issued for loan extension and accounts payable	1,229,023	42,325
Change in fair value of derivative	593,671	245,335
Amortization of loan discount	215,572	5,222
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	10,406	(151,112)
Increase in inventory	(7,951)	-
Increase in prepaid expenses and other assets	(18,381)	(74,440)
Increase in accounts payable	138,797	440,785
Increase in accrued expenses	547,921	55,296
Net cash used in operating activities	(827,806)	(90,727)

Supplemental Cash Flow Information:
Cash paid for interest	$(38,968)	$(22,818)
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:
Stock issued in settlement of accounts payable	$74,000	$220,000
Shares issued to satisfy debt	$644,144	$929,618
Shares issued to satisfy debt-related party	$10,000	$100,000
Discounts on notes payable	$189,958	$15,665

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Notes to Condensed Consolidated Unaudited Financial Statements

September 30, 2015

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

Liquidity and Going Concern

Our Condensed Consolidated Unaudited Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $50,587,887 at September 30, 2015. In addition, we had respective working capital and stockholders’ deficits at September 30, 2015 of $4,706,171 and $4,921,549, respectively.

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

As of September 30, 2015, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

The Company collects 100% of the cash proceeds from the sale of its product by its distributor, remits a portion of the cash proceeds received back to the distributor and records the sale on a net basis. In the nine months ended September 30, 2015, the Company collected $676,083 in gross receipts and recorded $251,930 as net sales.

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

Inventories

Inventories, which are stated at the lower of average cost or market, and consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand.  If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs are charged to cost of goods sold.  We performed evaluations of our inventory during the nine months ended September 30, 2015 and determined no allowances need to be recorded.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the nine months ended September 30, 2015, no customers accounted for more than 10% of the Company’s total revenues.

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

Property and equipment consists of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Computer equipment	$24,208	$24,208
Furniture and fixtures	34,757	34,757
Lab equipment	42,129	42,129
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,138
Leasehold improvements	73,168	73,168
Total	203,539	202,821
Less: Accumulated depreciation and amortization	(182,422)	(173,331)
Property and equipment, net	$21,117	$29,490

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At September 30, 2015, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the nine months ended September 30, 2015 and 2014 was $9,091 and $11,780, respectively.

Advertising

All advertising costs are expensed as incurred.  Advertising costs were approximately $2,216 and $4,554 for the nine months ended September 30, 2015 and 2014, respectively.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position.  As of September 30, 2015, we do not believe we have a need to record any liabilities for  uncertain tax positions or provisions for interest or penalties related to such  positions.

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

On July 18, 2015, the Company received a notice of penalty charge of $35,296 from IRS for failure to file Forms W-2 for tax period ended at December 31, 2011. During October 2015, IRS acknowledged the receipt of the Company’s request for a Collection Due Process Hearing because of the notice of the intent to levy. There will be no further action from IRS until after the hearing.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of September 30, 2015 and 2014, the following items were not included in dilutive loss as the effect is anti-dilutive:

	September 30, 2015	September 30, 2014
Options and warrants	19,361,666	4,272,917
Convertible notes payable	8,762,432	1,195,186
Total	28,124,098	5,468,103

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

Recent Accounting Pronouncements

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “ Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We have adopted the provisions of this ASU for the nine months ended September 30, 2015.

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

In May 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In June 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-10, “Technical Corrections and Improvements” covers a wide range of Topics in the Codification.  The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this ASU. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In July 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-13, “Derivatives and Hedging (Topic 815): Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets” specifies that the use of locational marginal pricing by an independent system operator does not constitute net settlement of a contract for the purchase or sale of electricity on a forward basis that necessitates transmission through, or delivery to a location within, a nodal energy market, even in scenarios in which legal title to the associated electricity is conveyed to the independent system operator during transmission. Consequently, the use of locational marginal pricing by the independent system operator does not cause that contract to fail to meet the physical delivery criterion of the normal purchases and normal sales scope exception. If the physical delivery criterion is met, along with all of the other criteria of the normal purchases and normal sales scope exception, an entity may elect to designate that contract as a normal purchase or normal sale. This ASU is effective upon issuance and should be applied prospectively. Therefore, an entity will have the ability to designate on or after the date of issuance any qualifying contracts as normal purchases or normal sales. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In September 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not yet been made available for issuance. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of September 30, 2015 and December 31, 2014:

	Fair Value Measurements at September 30, 2015
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$659,022	$-	$-	$659,022
Convertible notes at fair value	$960,435	$-	$-	$960,435

	Fair Value Measurements at December 31, 2014
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$186,549	$-	$-	$186,549
Convertible notes at fair value	$330,277	$-	$-	$330,277

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the nine months ended September 30, 2015:

Description	September 30, 2015
Beginning balance	$186,549
Purchases, issuances, and settlements	633,731
Day one loss on value of hybrid instrument	-
Total loss included in earnings (1)	(161,258)
Ending balance	$659,022

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

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of September 30, 2015:

				Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Anti-Dilution Adjusted Price	%	Look-back Period
2015	$783,365	8%-20%	n/a	$0.06-$0.20	50%-85%	10 to 30 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the nine months ended September 30, 2015 for the Convertible Notes:

Description	September 30, 2015
Beginning balance	$330,277
Purchases, issuances, and settlements	838,216
Day one loss on value of hybrid instrument	557,710
(Gain) loss from change in fair value	(121,624)
Conversion to common stock	(644,144)
Ending balance	$960,435

3. INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis. At September 30, 2015 and December 31, 2014, inventories were as follows:

	September 30, 2015	December 31, 2014
Raw Materials	$29,216	$16,805
Finished Goods	25,680	30,140
Total Inventories	$54,896	$46,945

The Company regularly reviews inventory quantities on hand.  If necessary, the Company records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs and write-offs are charged to cost of goods sold.  We performed evaluations of our inventory at September 30, 2015, the Company did not experience any write downs or write offs.

4. DUE TO OFFICERS

At September 30, 2015 and December 31, 2014, the balance due to officers consisted of the following:

	September 30, 2015	December 31, 2014
An unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. The loan balance at September 30, 2015 and December 31, 2014, respectively, includes accrued interest payable of $382,560 and $369,983.	$296,337	$411,411
A loan from Paul Reid, the former President of ReceptoPharm bearing interest at a rate of 5% per annum, due on demand and secured by certain intellectual property of ReceptoPharm having a zero cost at September 30, 2015 and December 31, 2014. The accrued interest at September 30, 2015 and December 31, 2014 was $54,542 and $49,638, respectively.	134,369	129,466
Ending balances	$430,706	$540,877

During the nine months ended September 30, 2015, we borrowed $65,820 and repaid $183,470 to Mr. Deitsch. In addition, Mr. Deitsch accepted a total of 125,000 shares of the Company’s restricted common stock as a repayment to discharge $10,000 of his outstanding loan in January 2015(See Note 6).

5. OTHER DEBT

Other debt (Both short-term and long term) consists of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Note payable – Related Party (1)	$60,000	$120,000
Notes payable – Non Related Parties (Net of discount of $18,729 and $2,611, respectively) (2)	401,735	540,644
Convertible notes payable, at fair value (Net of discount of $88,792 and $0, respectively) (3)	871,644	330,277
Ending balances	$1,333,379	$990,921

(1)

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. We repaid $40, 000 and $60,000, respectively during 2014 and the nine months ended September 30, 2015. At September 30, 2015, we owed this director principal balance of $60,000 and accrued interest of $180,600.

(2)

At September 30, 2015, the balance of $401,735 consisted of the following loans:

•

In August 2014, the Company issued a promissory note to the Michael McDonald Trust in the amount of $75,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 50,000 shares of the Company's common stocks (See note 7). The Company has recorded a debt discount in the amount of $15,665 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $15,665 was amortized over the term of the debt.  Amortization for the nine months ended September 30, 2015 was $2,611.  An additional 25,000 shares were issued in February 2015 with a fair value at $6,000 (See Note 6) due to the default.   During the nine months ended September 30, 2015, the total amount of $84,666 including the accrued interest of $9,666 was assigned and sold to Coventry Enterprises, LLC (“Coventry”) in the form of a Convertible Redeemable Note. Coventry made the conversions of total 1,324,341 shares of the company’s restricted stock satisfying the notes in full (See Note 5(3)).

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

•

As of September 30, 2015, the Company owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to the Company.

•

On November 5, 2014, the Company received a loan for a total of $150,000 from a non-related party. The loan was repaid through scheduled payments through November 13, 2015 along with interest on average 15% annum. The Company has recorded loan costs in the amount of $14,350 for the loan origination fees paid at inception date. The total loan cost of $14,350 was amortized over the term of the loan.  Amortization for the nine months ended September 30, 2015 was $10,599.  During the nine months ended September 30, 2015, repayment of $111,457 was made. At September 30, 2015, the principal balance of the loan net of loan cost of $1,551 is $18,068. The interest expense for the nine months ended September 30, 2015 is $14,176.

•

During January, 2015, the Company entered a Payment Rights Purchase and Sale Agreement with EBF Partners LLC (“EBF”). EBF purchased $204,000 of the merchant sales for $150,000. In exchange for the purchased amount, the Company agreed to enter into a credit card processing agreement with preapproval by EBF with credit card processor. The Company authorized credit card processor to pay to EBF the cash attributable to 23% of each credit card receivable due to the Company, until EBF has received the purchase amount of $204,000. In the event of default, 100% instead of 23% of each credit card receivable will be paid. The loan is under personal guarantee by our President and CEO, Rik Deitsch and Director, Garry Pottruck.  The Company has recorded debt discount of $54,000, and loan issuance cost of $10,130 for the loan origination fees paid at inception date. The total debt discount and loan issuance cost of $64,130 was amortized over the term of the loan.  Amortization for the debt discount and loan issuance cost for the nine months ended September 30, 2015 was $39,914 and $7,488, respectively.  During the nine months ended September 30, 2015, repayment of $150,787 was made. At September 30, 2015, the principal balance of the loan net of discount and loan cost of $16,728 is $36,485. On November 6, 2015, the Company made the payment of $22,512 to pay off the loan with EBF (See Note 9).

•

In August 2015, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In the event of the Company's failure to pay the Note in a timely fashion, the Noteholder will receive 100,000 shares restricted, common stock on the date that is 15 business days after the maturity date. The interest expense for the nine months ended September 30, 2015 is $271.

(3)

At September 30, 2015, the balance of $871,644 consisted of the following convertible loans:

•

In September 2011, the Company borrowed $250,000 from a non-related party.  The principal of this loan were to be repaid with a balloon payment on or before October 1, 2012. On October 19, 2012 the parties amended the notes to extend the due date to May 1, 2013 and include a conversion feature that would allow the holders to convert some or all of their outstanding notes into restricted Company stock at a 15% discount to the average closing market price of the Company's stock traded over the previous 10 days. Interest on these loans is payable monthly beginning in November 2011 with interest calculated at 20%. At September 30, 2015, the accrued interest payable was $4,163.

During June 2015, the conversion for a total of 196,850 shares of the company’s restricted stock was made in satisfying the note in the amount of $25,000 with a fair value of $43,716 (See Note 6). With the conversions during 2013, 2014 and nine months ended September 30, 2015, the remaining balance of the Note was $75,000 with a fair value of $111,067 at September 30, 2015 and matured on August 3, 2015.  On February 1, 2015 and August 1, 2015, the Company issued a total of 50,000 restricted shares with a fair value of $10,750 to the note holder in connection with the amendment of maturity date to February 3, 2016 (See Note 6).

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

•

During the nine months ended September 30, 2015, $84,666 of Michael McDonald’s debt was assigned and sold to Coventry in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due in one year from the debt purchase date , unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $83,589. During the nine months ended September 30, 2015, Coventry made the conversions of a total 1,324,341 shares of the company’s restricted stock satisfying the notes in full with a fair value of $201,894.

•

On March 19, 2014, the Company issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. During the nine months ended September 30, 2015, the Company recorded the first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014.  The notes carry interest at 8% and are due on the date that is two years from the execution and funding of the note.  The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $18,104. At September 30, 2015, these convertible notes payable, at fair value, was recorded at $19,020.

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

•

On August 17, 2015, the principal balance with accrued interest of $70,875 was assigned and sold to Coventry in the form of a Convertible Redeemable Note. At August 17, 2015, the convertible note payable, at fair value, was recorded at $114,759. The Company has recorded loan costs in the amount of $3,250 for the loan origination fees paid at inception date. The total loan cost of $3,250 was fully amortized as of August 17, 2015.   The note carries interest at 8% and is due on August 17, 2016, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $55,279. On August 26, 2015, Coventry made a conversion of 749,625 shares of the company’s restricted stock satisfying $50,000 of the note with a fair value of $128,478 (See Note 6). At September 30, 2015, the convertible notes payable, at fair value, was recorded at $46,979. On October 23, 2015, Coventry made a conversion of 451,846 shares of the company’s restricted stock satisfying the remaining of $20,875 of the note in full (See Note 9).

•

On August 17, 2015, the Company encountered a penalty of $27,300 in connection with prepayment of the LG note. The Company had Coventry make the payment to LG on behalf the Company and issued a Convertible Debentures in the amount of $27,300 to Coventry. The note carries interest at 8% and is due on August 17, 2016, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $21,293. At September 30, 2015, the convertible notes payable, at fair value, was recorded at $61,437.

•

On February 24, 2015, the Company issued a Convertible Debentures in the amount of up to $250,000 to a non-related party. During the nine months ended September 30, 2015, the Company received the fund for first three tranche of a total of $100,000.  The note carries interest at 12% and is due on the date that is two years from the execution and funding of the note.  The note holders have the right to convert the notes into shares of Common Stock at a price of lessor of (a) 0.40 or (b) sixty percent (60%) of the average of the two lowest closing bid prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $116,935. On August 28, 2015 and September 29, 2015, the Note holder made a conversion of 300,000 shares each (total 600,000 shares) satisfying $14,400 and $13,410 of the note with a fair value of $37,794 and $23,645, respectively. At September 30, 2015, the convertible note payable, at fair value, was recorded at $167,099 net of debt discount of $4,833. The Company has recorded loan costs in the amount of $4,000 for the loan origination fees paid at inception date. The total loan cost of $8,000 was amortized over the term of the loan.  Amortization for the nine months ended September 30, 2015 was $3,167.

•

During April 2015, the Company issued two Convertible Debentures in the amount of $275,000 each (aggregating $550,000) to two non-related parties. The notes carry interest at 8% and are due on the date that is nine months from the execution and funding of the note.  The notes holders have the right to convert the notes into shares of Common Stock at a fixed price of $0.10. In the event of default, $275,000 each (aggregating $550,000) plus interest may be paid in the form of conversion into common stock at the lower of: (i) the 0.10 or (ii) 0.45 multiplied by the lowest bid price of the Common Stock during the ten consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $274,958. At September 30, 2015, these convertible notes payable, at fair value, was recorded at $466,042 net of discount of $83,958.

During April 2015, the Company issued a total of 2,000,000 two year warrants to purchase common stock at an exercise price of $0.35 per share The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $189,959 and $180,622, respectively using the Black-Scholes method at the commitment and re-measurement dates of April 9, 2015 and September 30, 2015, respectively (See Note 7).

Also, the Company issued a total of 125,000 shares of common stocks in connection with issuance of these convertible notes payable (See Note 6).

The Company has recorded debt discount a total of $232,500 for the warrants issued and origination fees at inception date. The total debt discount was amortized over the term of the loan.  Amortization for the debt discount and loan issuance cost for the nine months ended September 30, 2015 was $148,542.

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

During July and August, 2015, the Company sold 3,167,335 shares of restricted common stock to investors at a price per share of $0.06 and received proceeds of $190,040. The Company issued 3,167,335 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on June 30, 2016 (See Note 7).

During August, 2015, the Company sold 30,000 shares of restricted common stock to an investor at a price per share of $0.10 and received proceeds of $3,000. The Company issued 30,000 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on June 30, 2016 (See Note 7).

During September, 2015, the Company sold 977,333 shares of restricted common stock investors at a price per share of $0.06 and received proceeds of $58,640. The Company issued 977,333 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on September 30, 2016 (See Note 7).

Shares Issued to Employees and Directors

During July, 2015, the Board of Directors approved a resolution for the issuance of a total of 10,900,000 shares of the Company’s restricted common stock to directors and employees of the Company. The issuance was valued at $2,016,500 ($0.185 per share), which was the fair value of the Company’s common stock on the date of issuance.

Common Stock Issued for Services

During August 2015, the Company signed an agreement with a consultant for investor relation services for six months. In connection with the agreement, 750,000 shares of company’s restricted common stocks were issued. The share was valued at $0.15 per share. The Company recorded an equity compensation charge of $36,685 during the nine months ended September 30, 2015. The remaining unrecognized compensation cost of $75,815 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During August 2015, the Company signed an agreement with two consultants for investor relation services for six months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.15 per share. The Company recorded an equity compensation charge of $24,457 during the nine months ended September 30, 2015. The remaining unrecognized compensation cost of $50,543 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During September 2015, the Company signed an agreement with a consultant for investor relation services for three months. In connection with the agreement, 200,000 shares of company’s restricted common stocks were issued. The share was valued at $0.10 per share. The Company recorded an equity compensation charge of $1,758 during the nine months ended September 30, 2015. The remaining unrecognized compensation cost of $18,242 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During September 2015, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 250,000 shares of company’s restricted common stocks were issued. The share was valued at $0.12 per share. The Company recorded an equity compensation charge of $164 during the nine months ended September 30, 2015. The remaining unrecognized compensation cost of $29,836 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During September 2015, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 300,000 shares of company’s restricted common stocks were issued. The share was valued at $0.12 per share. The Company recorded an equity compensation charge of $197 during the nine months ended September 30, 2015. The remaining unrecognized compensation cost of $35,803 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

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

During January 2015, the Company issued 250,000 shares of the Company’s restricted common stock to a consultant for services for six months. The share was valued at $0.244 per share. The Company recorded an equity compensation charge of $61,000 during the nine months ended September 30, 2015.

During February 2015, the Company signed an agreement with a consultant for investor relation services for one month. In connection with the agreement, 50,000 shares of company’s restricted common stocks were issued with a fair value of $14,000.  The share was valued at $0.28 per share.

During March 2015, the Company issued 1,250,000 shares of the Company’s restricted common stock to a consultant for services for a year. The share was valued at $0.104 per share. The Company recorded an equity compensation charge of $69,096 during the nine months ended September 30, 2015. The remaining unrecognized compensation cost of $60,904 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of five and half months.

During November 2014, the Company issued 50,000 shares of the Company’s restricted common stock to a consultant for services for one year. The share was valued at $0.32 per share. The Company recorded an equity compensation charge of $1,929 during the year ended December 31, 2014 and $11,967 for the nine months ended September 30, 2015. The remaining unrecognized compensation cost of $2,104 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of four and half months.

During November 2014, the Company issued 125,000 shares of the Company’s restricted common stock to a consultant for services for one year. The share was valued at $0.288 per share. The Company recorded an equity compensation charge of $5,918 during the year ended December 31, 2014 and $26,926 for the nine months ended September 30, 2015. The remaining unrecognized compensation cost of $3,156 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period of four months.

During June 2014, the Company issued 125,000 shares of the Company’s restricted common stock to a consultant for services for one year. The share was valued at $0.34 per share. The Company recorded an equity compensation charge of $22,938 during the year ended December 31, 2014 and $19,561 for the nine months ended September 30, 2015.

Common Stock Issued for Debt Modification

During February 2015, the Company issued a total of 25,000 restricted shares to the Michael McDonald Trust due to the default on repayment of the promissory note of $75,000. The shares were valued at a fair value of $6,000 (See Note 5).

During February and August, 2015, the Company amended the maturity dates for notes of $100,000 from a non-related party to August 3, 2015 and February 3, 2016, respectively. The Company issued 25,000 restricted shares each (total 50,000 shares) to the note holder per the amendment. The shares were valued at a fair value of $7,000 and $3,750, respectively (See Note 5).

Common Stock Issued with Promissory Note

In April 2015, in connection with the issuance of two promissory notes to two non-related Parties in the amount of $550,000 which is due in nine months from the funding of the note. The Company also issued a total of 125,000 shares of common stocks as part of the agreement (See Note 5).

Common Stock Issued for Settlement of Accounts Payable & Debt

During July 2015, the Company issued a total of 4,400,000 shares of the company’s restricted stock and 4,400,000 warrants (See Note 7) to settle the outstanding commissions’ payable in aggregate of $59,000 with TCN. The shares were valued at $0.185 per share and the warrants were valued at $0.1009 per share. The Company recorded a loss of $1,198,773 as a selling expense during the nine months ended September 30, 2015.

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

Following the assignment of LG’s debt of $70,875 in August 2015, Coventry made a conversion of a total of 749,625 shares of the company’s restricted stock satisfying $50,000 of the note with a fair value of $128,478 (See Note 5).

On August 28, 2015 and September 29, 2015, one of the convertible Notes holder made a conversion of 300,000 shares each (total 600,000 shares) satisfying $14,400 and $13,410 of the note with a fair value of $37,794 and $23,645, respectively (See Note 5).

Following the assignment of Michael McDonald’s debt of $92,310 in June 2014, Coventry made the following conversions of a total of 788,419 shares of the company’s restricted stock satisfying $92,310 of the note with a fair value of $269,637 (See Note 5).

Date	Number of shares converted	Fair Value of Debt Converted
6/18/2014	219,535	$92,816
7/2/2014	107,337	$29,909
1/25/2015	461,548	$146,912

Following the assignment of Michael McDonald’s debt of $84,666 in the nine months ended September 30, 2015, Coventry made the following conversions of a total of 1,324,341 shares of the company’s restricted stock satisfying the notes in full with a fair value of $201,894 (See Note 5).

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

7. STOCK OPTIONS AND WARRANTS

Common Stock Warrants

During July 2015, the Company issued a total of 4,400,000 shares of the company’s restricted stock and 4,400,000 warrants to settle the outstanding commissions’ payable in aggregate of $59,000 with TCN. The shares were valued at $0.185 per share and the warrants were valued at $0.1009 per share. The warrants expire on June 30, 2016 (See Note 6).

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

During July and August, 2015, the Company issued 3,167,335 warrants to purchase common stock at an exercise price of $0.20 per share in connection with the private placement offerings. The warrants expire on June 30, 2016 (See Note 6).

During August, 2015, the Company issued 30,000 warrants to purchase common stock at an exercise price of $0.20 per share in connection with the private placement offerings. The warrants expire on June 30, 2016 (See Note 6).

During September, 2015, the Company issued 977,333 warrants to purchase common stock at an exercise price of $0.20 per share in connection with the private placement offerings. The warrants expire on September 30, 2016 (See Note 6).

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the nine months ended September 30, 2015:

	Number of shares	Weighted average exercise price
Balance December 31, 2014	1,606,667	$1.92
Exercised	-	-
Issued	17,754,999	$1.12
Forfeited	-	-
Balance September 30, 2015	19,361,666	$1.48

The following table summarizes information about fixed-price warrants outstanding as of September 30, 2015:

	Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2015	$0.20-6.0	19,361,666	0.99 years	$1.48

As of September 30, 2015, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.12, closing stock price of our common stock on September 30, 2015. There were no in-the-money warrants at September 30, 2015.

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

We incurred rent expense of $94,329 and $89,309 during nine months ended September 30, 2015 and 2014, respectively.

The Company sublets approximately 3779 square feet of its space to Nationwide Laboratory Services, Inc. for one year started from April 2015. The rent for the first three months is $1,500 for the first three months, and then the rent will be increased by $100 per month until the sum of $2,200 per month is attained. During the nine months ended September 30, 2015, the Company recorded a rental income of $16,719 which included the rent and utilities.

Consulting Agreements

During July 2015, the Company signed an agreement with a consulting company for consulting services for five years. In connection with the agreement, 500,000 shares of company’s restricted common stocks were granted. The share was valued at $0.18 per share. The stocks have not been issued as of September 30, 2015. The Company has accrued the $90,000 in accrued expense and recorded as an equity compensation charge during the nine months ended September 30, 2015.

During July 2015, the Company signed an agreement with a consultant for investor relation services for two months. In connection with the agreement, 400,000 shares of company’s restricted common stocks were granted with a fair value of $84,000.   The share was valued at $0.21 per share. During August 2015, the Company signed an extension agreement with the consultant for a month. In connection with the agreement, 200,000 shares of company’s restricted common stocks were issued with a fair value of $32,000. The share was valued at $0.16 per share.  The stocks have not been issued as of September 30, 2015.  The Company has accrued the $116,000 in accrued expense and recorded as an equity compensation charge during the nine months ended September 30, 2015.

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

On June 1, 2015, the parties executed a settlement agreement whereby ReceptoPharm would pay the Plaintiffs a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015. The settlement requires 32 subsequent monthly $10,000 payments to be made on the 15th of every month. Payments were made in September and October. In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000. As of September 30, 2015, the Company has accrued the legal settlement amount at present value of $265,423 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of September 30, 2015, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action which, if successful, would avoid the case being converted into an actual bankruptcy action. On September 30, 2013, the Company entered into a Settlement Agreement with the Petitioners, which is effective upon the court dismissal of the action.  In full and final satisfaction of all claims, the Company settled the Agreement with the Petitioners for a total sum of $350,000.  As of September 30, 2015, $35,000 has been paid and a second lump sum payment was due within 8 months from February 12, 2014, the date the court dismissed the action.  The Parties executed mutual releases exclusive of releases under the Settlement Agreement. On October 21, 2014 we received a Notice of Default from the Petitioners' counsel. We have responded to the notice and will be seeking remedies to the alleged default.

9.  SUBSEQUENT EVENTS

Private Placements of Common Stock

During October, 2015, the Company sold 660,000 shares of restricted common stock investors at a price per share of $0.06 and received proceeds of $39,600. The Company issued 660,000 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on September 30, 2016.

During October, 2015, the Company sold 570,000 shares of restricted common stock investors at a price per share of $0.06 and received proceeds of $34,200. The Company issued 570,000 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on June 30, 2016.

Common Stock Issued for Debt Conversions

On October 23, 2015, Coventry made a conversion of 451,846 shares of the company’s restricted stock satisfying the remaining of $20,875 of the note in full (See Note 5).

Common Stock Issued for Settlement of AP

During October 2015, the Company issued a total of 2,200,000 shares of the company’s restricted stock to settle the outstanding commissions’ payable in aggregate of $77,000 with TCN. The shares were valued at $0.1035 per share.

Common Stocks Issued for Services

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of company’s restricted common stocks were granted. 1,000,000 shares of Common Stock of the Company were issued on the date of execution of the agreement. 500,000 shares of Common Stock of the Company are to be issued quarterly, beginning on the first day of the third month following the effective date. Cash payment of $3,000 is expected to be paid on a monthly basis.

During October 2015, the Company signed an agreement with a consultant for consulting services for three months. In connection with the agreement, 110,000 shares of company’s restricted common stocks were issued. The issuance was valued at $0.0755 per share which was the stock price on the date of issuance.

Notes payable

On November 5, 2015, the Company received a loan for a total of $150,000 from a non-related party. The loan is expected to be repaid through scheduled payments through October 31, 2016 along with interest on average 17% annum.

On November 6, 2015, the Company made the payment of $22,512 to pay off the loan with EBF (See Note 5).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the third quarter of 2015 has focused upon marketing our homeopathic drugs for the treatment of pain:

•

Nyloxin® (Stage 2 Pain)

•

Nyloxin® Extra Strength (Stage 3 Pain)

•

Pet Pain-Away

We will continue this focus during the remainder of 2015.

During our third quarter of 2015 and thereafter, the following has occurred:

On July 10, 2015, SeeThruEquity, a leading independent equity research and corporate access firm focused on smallcap and microcap public companies, announced it had initiated coverage of Nutra Pharma Corporation with a Price Target of $0.53 per share.

On July 15, 2015 we announced that we had filed an application with the FDA for orphan drug status of the Company's RPI-78M drug candidate for the treatment of Multiple Sclerosis (MS) in children. This represents the first such filing for the company.

On September 8, 2015 we announced that we had received Orphan Drug designation from the US-FDA for our RPI-78M drug candidate for the treatment of Multiple Sclerosis (MS) in children. The Orphan designation may greatly reduce the costs of clinical trials and shorten the timeline to potential drug approval.

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

We are pursuing international drug registrations in Canada, Mexico, India, China, Central and South America and Europe. Since European rules for homeopathic drugs are different than the rules in the US, we cannot estimate when this process will be completed. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin® in India.  We are currently working with Distributors in India. In February, 2015 we completed the first test shipments to India through our importer, S.Zhaveri Pharmakem. We plan to begin active sales and marketing in India by the end of 2015. On April 30, 2015 we announced that we had received notification of the acceptance of Nyloxin® by the China International Exchange and Promotive Association for Medical and Healthcare (CPAM). This process was successfully conducted by the Vancouver Commodities Group (VCG) that had been hired by Nutra Pharma to begin the process of identifying and vetting potential distributors in China. We expect to begin marketing our products in China during FY2016. On May 14, 2015 we announced that we had engaged the Nature's Clinic to begin the process of regulatory approval of our Company's Over-the-Counter pain drug, Nyloxin® for marketing and distribution in Canada. The Nature’s Clinic has already begun setting up their Chatham, Ontario warehouse and expect to complete the approval process to begin distributing Nyloxin® by the beginning of 2016.

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

Pet Pain-Away

During June of 2013, we announced the launch of our new homeopathic formula for the treatment of chronic pain in companion animals, Pet Pain-Away. Pet Pain-Away is a homeopathic, non-narcotic, non-addictive, over-the-counter pain reliever, primarily aimed at treating moderate to severe chronic pain in companion animals. It is specifically indicated to treat pain from hip dysplasia, arthritis pain, joint pain, and general chronic pain in dogs and cats. The initial product run was completed in December of 2014 and launched through Lumaxa Distributors on December 19, 2014. We are currently working with Veterinarians to increase the exposure of Pet Pain-Away.

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

Results of Operations – Comparison of Three Months Periods Ended September 30, 2015 and September 30, 2014

Net sales for the three-month period ended September 30, 2015 are $52,869 compared to $275,057 for the three months period ended September 30, 2014.  The decrease in net sales is primarily attributable to the decrease in Nyloxin® sales.

Cost of sales for the three-month period ended September 30, 2015 is $12,524 compared to $50,382 for the three-month period ended September 30, 2014.  Our cost of sales includes the direct costs associated with Nyloxin® manufacturing. Our gross profit margin for the three-month period ended September 30, 2015 is $40,345 or 76.3% compared to $224,675 or 81.7% for the three-month period ended September 30, 2014. The decrease in our profit margin is due primarily to the increase in the credit card processing fees.

Selling, general and administrative expenses (“SG&A”) increased $3,209,546 or 429.4% from $747,468 for the quarter ended September 30, 2014 to $3,957,014 for the quarter ended September 30, 2015, generally due to the increase of stock based compensation of approximately $2,274,000, the increase of approximately $765,000 in selling expense related to distributors and loss on settlement of accounts payable, and the increase of approximately $98,000 in consulting, investor relations, payroll, travel and professional fees.

Rental income increased $10,355 or 100%, from $0 for the quarter ended September 30, 2014 to $10,355 for the comparable 2015 period.  This increase was due to a sublease agreement entered in April, 2015.

Interest expense increased $108,878 or 364.25%, from $29,891 for the quarter ended September 30, 2014 to $138,769 for the comparable 2015 period.  This increase was primarily due to amortization of loan discount for the short term and long term indebtedness in the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended September 30, 2015 and 2014, the liability related to these hybrid instruments fluctuated, resulting in a loss of $90,102 and $345,964, respectively.

Gain on settlement of debt increased $14,841 or 852.0%, from the gain of $1,742 for the three months ended September 30, 2014 to the net gain of $16,583 for the comparable 2015 period.  This increase was due to an increase in gain on settlement of debts through debt sale for the three months ended September 30, 2015 compared to the comparable 2014 period.

As a result of the foregoing, our net loss increased by $3,733,420 or 1,821.4%, from $204,978 for the quarter ended September 30, 2014 to $3,938,398 for the comparable 2015 period.

Comparison of Nine Months Ended September 30, 2015 and September 30, 2014

Net sales for the Nine months ended September 30, 2015 are $251,930 compared to $428,715 for the nine months ended September 30, 2014.  The decrease in sales is primarily attributable to an overall decrease in sales of Nyloxin®.

Cost of sales for the nine months ended September 30, 2015 is $57,199 compared to $75,349 for the nine months ended September 30, 2014.  Our cost of sales includes the direct costs associated with Nyloxin® manufacturing. Our gross profit margin for the nine months ended September 30, 2015 is $194,731 or 77.3% compared to $353,366 or 82.4% for the nine months ended September 30, 2014. The decrease in our profit margin is due primarily to increase in the credit card processing fees.

Selling, general and administrative expenses (“SG&A”) increased  $3,655,444 or 209.5% from $1,744,851 for the nine months ended September 30, 2014 to $5,400,295 for the nine months ended September 30, 2015, generally due to increase in stock based compensation of approximately $2,500,000, the increase of approximately $550,000 in legal fees and potential penalty on default payment of settlement of Meding case, the increase of approximately $350,000 in consulting, investor relations, payroll, travel and professional fees, and the increases of $283,000 in selling expense related to distributors.

Rental income increased $16,719 or 100%, from $0 for the nine months ended September 30, 2014 to $16,719 for the comparable 2015 period.  This increase was due to a sublease agreement entered in April, 2015.

Interest expense increased $214,542 or 244.9%, from $87,607 for the nine months ended September 30, 2014 to $302,149 for the comparable 2015 period.  This increase was due to an increase in amortization of loan discount for short term and long term indebtedness for the nine months ended September 30, 2015 compared to the comparable period in 2014.

We carry certain of our debentures and common stock warrants at fair value. For the nine months ended September 30, 2015 and 2014, the liability related to these hybrid instruments fluctuated, resulting in a loss of $593,671 and $245,335, respectively.

Gain on settlement of debt increased $23,019 or 357.7%, from the loss of $6,436 for the nine months ended September 30, 2014 to the net gain of $16,583 for the comparable 2015 period.  This increase was due to an increase in gain on settlement of debts through debt sale for the nine months ended September 30, 2015 compared to the comparable 2014 period.

Our net loss increased by $4,337,219 or 250.6%, from $1,730,863 for the nine months ended September 30, 2014 to $6,068,082 for the comparable 2015 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended September 30, 2015, we have an accumulated deficit of $50,587,887 and working capital and stockholders’ deficits of $4,706,171 and $4,921,549, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of September 30, 2015, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. During the nine months ended September 30, 2015, we borrowed $65,820 and repaid $183,470 to Mr. Deitsch. In addition, Mr. Deitsch accepted a total of 125,000 shares of the Company’s restricted common stock as a repayment to discharge $10,000 of his outstanding loan in January 2015. At September 30, 2015, the amount owed to Mr. Deitsch was $390,787 and the amount advanced to the companies owned by him was $94,450.

Subsequent to September 30, 2015 and through November 20, 2015, the Company repaid $7,800 to its President, Rik Deitsch and repaid $1,600 to the Company owned by Rik.  The amount owed to Mr. Deitsch at November 20, 2015 was $385,145, which includes $384,719 of accrued interest. The repayment to Companies owned by Rik at November 20, 2015 was $96,050.

As of September 30, 2015, we raised $149,870, net of debt discount and loan issuance cost of a total of $64,130 through issuance of promissory notes, $424,800, net of debt discount and loan issuance cost of $53,750, through the issuance of convertible notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2015, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2015, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of September 30, 2015. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 1, 2015, the parties executed a settlement agreement whereby ReceptoPharm would pay the Plaintiffs a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015. The settlement requires 32 subsequent monthly $10,000 payments to be made on the 15th of every month. Payments were made in September and October. In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000. As of September 30, 2015, the Company has accrued the legal settlement amount at present value of $265,423 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of September 30, 2015, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Private Placements of Common Stock

During July and August, 2015, the Company sold 3,167,335 shares of restricted common stock to investors at a price per share of $0.06 and received proceeds of $190,040. The Company issued 3,167,335 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on June 30, 2016 (See Note 7).

During August, 2015, the Company sold 30,000 shares of restricted common stock to an investor at a price per share of $0.10 and received proceeds of $3,000. The Company issued 30,000 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on June 30, 2016 (See Note 7).

During September, 2015, the Company sold 977,333 shares of restricted common stock investors at a price per share of $0.06 and received proceeds of $58,640. The Company issued 977,333 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on September 30, 2016 (See Note 7).

During October, 2015, the Company sold 660,000 shares of restricted common stock investors at a price per share of $0.06 and received proceeds of $39,600. The Company issued 660,000 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on September 30, 2016.

During October, 2015, the Company sold 570,000 shares of restricted common stock investors at a price per share of $0.06 and received proceeds of $34,200. The Company issued 570,000 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on June 30, 2016.

Shares Issued to Employees and Directors

During July, 2015, the Board of Directors approved a resolution for the issuance of a total of 10,900,000 shares of the Company’s restricted common stock to directors and employees of the Company. The issuance was valued at $2,016,500 ($0.185 per share), which was the fair value of the Company’s common stock on the date of issuance.

Common Stock Issued for Services

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of company’s restricted common stocks were granted. 1,000,000 shares of Common Stock of the Company were issued on the date of execution of the agreement. 500,000 shares of Common Stock of the Company are to be issued quarterly, beginning on the first day of the third month following the effective date.

During October 2015, the Company signed an agreement with a consultant for consulting services for three months. In connection with the agreement, 110,000 shares of company’s restricted common stocks were issued. The issuance was valued at $0.0755 per share which was the stock price on the date of issuance.

During August 2015, the Company signed an agreement with a consultant for investor relation services for six months. In connection with the agreement, 750,000 shares of company’s restricted common stocks were issued. The share was valued at $0.15 per share. The Company recorded an equity compensation charge of $36,685 during the nine months ended September 30, 2015. The remaining unrecognized compensation cost of $75,815 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During August 2015, the Company signed an agreement with two consultants for investor relation services for six months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.15 per share. The Company recorded an equity compensation charge of $24,457 during the nine months ended September 30, 2015. The remaining unrecognized compensation cost of $50,543 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During September 2015, the Company signed an agreement with a consultant for investor relation services for three months. In connection with the agreement, 200,000 shares of company’s restricted common stocks were issued. The share was valued at $0.10 per share. The Company recorded an equity compensation charge of $1,758 during the nine months ended September 30, 2015. The remaining unrecognized compensation cost of $18,242 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During September 2015, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 250,000 shares of company’s restricted common stocks were issued. The share was valued at $0.12 per share. The Company recorded an equity compensation charge of $164 during the nine months ended September 30, 2015. The remaining unrecognized compensation cost of $29,836 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During September 2015, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 300,000 shares of company’s restricted common stocks were issued. The share was valued at $0.12 per share. The Company recorded an equity compensation charge of $197 during the nine months ended September 30, 2015. The remaining unrecognized compensation cost of $35,803 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

Common Stock Issued for Debt Modification

During August, 2015, the Company amended the maturity dates for notes of $100,000 from a non-related party to February 3, 2016. The Company issued 25,000 restricted shares to the note holder per the amendment. The shares were valued at a fair value of $3,750 (See Note 5).

Common Stock Issued for Settlement of Accounts Payable

During July 2015, the Company issued a total of 4,400,000 shares of the company’s restricted stock and 4,400,000 warrants (See Note 7) to settle the outstanding commissions’ payable in aggregate of $59,000 with TCN. The shares were valued at $0.185 per share and the warrants were valued at $0.1009 per share. The Company recorded a loss of $1,198,773 as a selling expense during the nine months ended September 30, 2015.

During October 2015, the Company issued a total of 2,200,000 shares of the company’s restricted stock to settle the outstanding commissions’ payable in aggregate of $77,000 with TCN. The shares were valued at $0.1035 per share.

Common Stock Issued for Debt Conversions

On October 23, 2015, Coventry made a conversion of 451,846 shares of the company’s restricted stock satisfying the remaining of $20,875 of the note in full.

On August 28, 2015 and September 29, 2015, one of the convertible Notes holder made a conversion of 300,000 shares each (total 600,000 shares) satisfying $14,400 and $13,410 of the note with a fair value of $37,794 and $23,645, respectively.

Following the assignment of LG’s debt of $70,875 in August 2015, Coventry made a conversion of a total of 749,625 shares of the company’s restricted stock satisfying $50,000 of the note with a fair value of $128,478. On October 23, 2015, Coventry made a conversion of 451,846 shares of the company’s restricted stock satisfying the remaining of $20,875 of the note in full.

Item 3. Defaults Upon Senior Securities

During the third quarter of 2010 we borrowed $200,000 from one of our directors. We repaid a total of $140,000 as of September 30, 2015. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. At September 30, 2015, we owed this director accrued interest of $180,600.

On June 11, 2012, LPR sold their remaining debt, which included legal fees, of $281,772 to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of September 30, 2015, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Title
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRA PHARMA CORP.
Registrant

Dated: November 23, 2015	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer