Form 10-K
period 2015-12-31
NUTRA PHARMA CORP
filed 2016-04-14
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 000-32141

NUTRA PHARMA CORP.

(Exact name of registrant as specified in its charter)

California	91-2021600
(State or Other Jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

12538 W. Atlantic Blvd, Coral Springs, FL	33071
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(954) 509-0911

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second quarter: $3,698,590.

As of April 14, 2016, there were 106,894,580 shares of common stock.

Nutra Pharma Corp and its wholly owned subsidiary, ReceptoPharm, Inc. (“ReceptoPharm”) are referred to herein as “we”, “our” or “us” (ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2015 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

From October 2009 until December 31, 2015, our operations centered on the marketing of Cobroxin® and Nyloxin® and Nyloxin® Extra Strength. In December of 2014, we launched Pet Pain-Away and began actively marketing the product. Through the sales of Cobroxin®, Nyloxin®, Nyloxin® Extra Strength and Pet Pain-Away we have earned accumulated net revenues of $291,302. During fiscal year 2015, we earned revenues of $279,969 from sales of Nyloxin® and $11,333 from sales of Pet Pain-Away.

Additionally, the Company has developed two drug candidates:

•

RPI-78M, to treat neurological diseases and autoimmune diseases, including; Multiple Sclerosis (MS), Adrenomyeloneuropathy (AMN), Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig’s disease), Rheumatoid Arthritis (RA) and Myasthenia Gravis; and

•

RPI-MN, to treat viral diseases, including HIV/AIDS and Herpes.

The Company has developed proprietary therapeutic protein products primarily for the prevention and treatment of viral and neurological diseases, including Multiple Sclerosis (MS), Adrenomyeloneuropathy (AMN), Human Immunodeficiency Virus (HIV) and pain in humans. These potential products are subject to FDA approval.

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

The global market for pain management products, including prescription and nonprescription analgesics, reached over $50 billion in 2009 according to an August 2010 article published in the journal Nature Reviews Drug Discovery. The current market for pain drugs is expected to continue to grow according to BCC Research, a market research firm that believes the aging baby boomer population will continue to trigger growth in this market resulting in a $44.3 billion US market size by 2020.

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

In November 2009, XenaCare began selling Cobroxin® to brick-and-mortar retailers, including distribution to CVS in March 2010 and Walgreens in May 2010. On April 1, 2011, we notified our Cobroxin® Distributor, XenaCare that they were in breach of our agreement. As a result of this, the distribution agreement was terminated effective April 10, 2011. XenaCare had a large stock of the product that they had ordered from us and we had allowed them to continue to market their existing inventory of Cobroxin®. In October 2011 we discontinued their website at www.Cobroxin.com. All current traffic to that website is now redirected to www.Nyloxin.com. It is our plan to eventually re-launch Cobroxin®.

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

In December of 2013, we announced an agreement with MyNyloxin.com for the exclusive rights to market and distribute Nyloxin® in the Network Marketing channel. In January of 2014, we announced the first product shipments to the MyNyloxin Independent Entrepreneurs (MIEs). In November of 2014, MyNyloxin.com changed their name to Lumaxa. Lumaxa provides a business opportunity to their Distributors to earn commissions on the sale of our products through their Distributor groups. Lumaxa conducts webinars, conference calls and live meetings to support recruitment of new distributors as well as to provide product and business education.

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

Nyloxin® Military Strength

In December 2012, we announced the availability of Nyloxin® Military Strength for sale to the United States Military and Veteran's Administration. Over the past few years, the U.S. Department of Defense has been reporting an increase in the use and abuse of prescription medications, particularly opiates. In 2009, close to 3.8 million prescriptions for pain relievers were written in the military. This staggering number was more than a 400% increase from the number of prescriptions written in the military in 2001. But prescription drugs are not the only issue. The most common and seemingly harmless way to treat pain is with non steroidal, anti-inflammatory drugs (NSAIDS). But there are risks. Overuse can cause nausea, vomiting, diarrhea, heartburn, ulcers and internal bleeding. In severe cases chest pain, heart failure, kidney dysfunction and life-threatening allergic reactions can occur. It is reported that approximately 7,600 people in America die from NSAID use and some 78,000 are hospitalized. Ibuprofen, also an NSAID has been of particular concern in the military. The terms “Ranger Candy” and “Military Candy” refer to the service men and women who are said to use 800mg doses of Ibuprofen to control their pain. But when taking anti-inflammatory Ibuprofen in high doses for chronic pain, there is potential for critical health risks; abuse can lead to serious stomach problems, internal bleeding and even kidney failure. There are significantly greater health risks when abuse of this drug is combined with alcohol intake. Our goal is that with Nyloxin®, we can greatly reduce the instances of opiate abuse and overuse of NSAIDS in high risk groups like the US military. The Nyloxin® Military Strength represents the strongest version of Nyloxin® available and is approximately twice as strong as Nyloxin® Extra Strength. We are working with outside consultants to register Nyloxin® Military Strength and the other Nyloxin® products for sale to the US government and the various arms of the military as well as the Veteran's Administration. To date, we have been unable to get our products onto the Federal Supply Schedule for eventual sales to governmental agencies or to the US Military, but will continue these efforts. In February of 2016, we announced the addition of Thomas W. Northrop as the Company's Senior Commercial Development Officer. Mr. Northrop, working with Tri-State Capital Partners, LLC, a New York-based management advisory & investment firm, will be spearheading our efforts to gain approval with the US government buying agencies and the Veterans Administration.

We are pursuing international drug registrations in Canada, Mexico, India, Central and South America and Europe. Since European rules for homeopathic drugs are different than the rules in the US, we cannot estimate when this process will be completed. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin® in India.  We are currently working with potential Distributors in India. In February, 2015 we completed the first test shipments to India through our importer, S.Zhaveri Pharmakem. We plan to begin active sales and marketing in India by the end of 2016. On April 30, 2015 we announced that we had received notification of the acceptance of Nyloxin® by the China International Exchange and Promotive Association for Medical and Healthcare (CPAM). This process was successfully conducted by the Vancouver Commodities Group (VCG) that had been hired by Nutra Pharma to begin the process of identifying and vetting potential distributors in China. With this approval, we have been working with several groups to find a large distributor for our products in the People's Republic of China. We expect to announce a distribution partner by the third quarter of 2016. On May 14, 2015 we announced that we had engaged the Nature's Clinic to begin the process of regulatory approval of our Company's Over-the-Counter pain drug, Nyloxin® for marketing and distribution in Canada. The Nature’s Clinic has already begun setting up their Chatham, Ontario warehouse and expect to complete the approval process to begin distributing Nyloxin® by mid-2016. Additionally, we plan to complete several human clinical studies aimed at comparing the ability of Nyloxin® Extra Strength to replace prescription pain relievers. We have provided protocols to several hospitals and will provide details and timelines when those protocols have been accepted. We cannot provide any timeline for these studies until adequate financing is available.

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

Equine Nyloxin®

In October of 2013, we announced that we were in the process of launching the newest addition to our line of homeopathic treatments for chronic pain, Equine Nyloxin®, a topical therapy for horses that is packaged as a two piece kit: Nyloxin® Topical Gel comprises Step 1 and a solution of DMSO (dimethylsulfoxide) comprises Step 2. We have been working with trainers and veterinarians in the equine industry and have already identified distributors for the product. The Equine Nyloxin® represents the Company's first topical solution for the animal market. The product is now undergoing market evaluation and is expected to be commercially available by the end of 2016.

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

Marketing and Distribution

In August 2009, we completed an agreement with XenaCare granting them the exclusive license to market and distribute Cobroxin® within the United States. To maintain this market exclusivity, XenaCare was required to meet certain minimum performance requirements. On April 1, 2011, we notified our Cobroxin® Distributor, XenaCare Holdings that they were in breach of our agreement. As a result of this, the distribution agreement was terminated effective April 10, 2011. XenaCare had a large stock of the product that they had ordered from us and we have allowed them to continue to market their existing inventory of Cobroxin®. In October 2011 we discontinued their website at www.Cobroxin.com. All current traffic to that website is now redirected to www.Nyloxin.com. It is our plan to eventually re-launch Cobroxin® with an eventual return to retail stores.

In December of 2013, we announced an agreement with MyNyloxin.com for the exclusive rights to market and distribute Nyloxin® in the Network Marketing channel. In November of 2014, MyNyloxin.com changed their name to Lumaxa. They provide a business opportunity to their Distributors to earn commissions on the sale of our products through their Distributor groups. In January of 2014, we announced the first product shipments to the MyNyloxin Independent Entrepreneurs (MIEs). Lumaxa conducts webinars, conference calls and live meetings to support recruitment of new distributors as well as to provide product and business education.

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

International Drug Registrations

We are continuing our efforts to complete the registration process internationally. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin® in India.  We are currently working with potential Distributors in India. In February, 2015 we completed the first test shipments to India through our importer, S.Zhaveri Pharmakem. We plan to begin active sales and marketing in India by the end of 2016. In April of 2015 we announced the engagement of the Vancouver Commodity Group to identify potential distribution partners in China. Later that month, we announced the acceptance of Nyloxin® by the China International Exchange and Promotive Association for Medical and Healthcare (CPAM). With this approval, we have been working with several groups to find a large distributor for our products in the People's Republic of China. We expect to announce a distribution partner by the third quarter of 2016.

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

Primary Disease Targets

Through ReceptoPharm’s research program, our goal is to obtain required regulatory approvals of ReceptoPharm’s HIV, MS, and AMN products, so that they can be marketed. In September of 2015 we were granted Orphan Designation by the US-FDA for the treatment of Pediatric Multiple Sclerosis. We have also applied for Orphan drug status for Myasthenia Gravis. The Orphan designation may greatly reduce the costs of clinical trials and shorten the timeline to potential drug approval. ReceptoPharm secures confidentiality agreements prior to initiating contract research in order to protect any patentable opportunities.

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

Multiple Sclerosis (MS)

Multiple Sclerosis (MS) is thought to be an autoimmune disease that primarily causes central nervous system problems. In MS, the insulating fatty material surrounding the nerve fibers, also known as myelin, which functions to speed signaling from one end of the nerve cell to the other, is attacked by cells of the immune system causing problems in signal transduction. MS is the most common of demyelinating disorders, having a prevalence of approximately 1 per 1,000 persons in most of the United States and Europe. According to the Accelerated Cure Project for Multiple Sclerosis, a national nonprofit organization, 400,000 people in the US are affected by MS and another 2 million globally, with 10,000 new cases diagnosed in the US every year. According to the National Multiple Sclerosis Society, although MS occurs most commonly in adults, it is also diagnosed in children and adolescents. Estimates suggest that 8,000-10,000 children (up to 18 years old) in the United States have MS, and another 10,000-15,000 have experienced at least one symptom suggestive of MS. Studies suggest that two to five percent of all people with MS have a history of symptom onset before age 18.

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

Adrenomyeloneuropathy (AMN), Pediatric MS and other Orphan Indications

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

In September of 2015 we were granted Orphan Designation by the US-FDA for the treatment of Pediatric Multiple Sclerosis. We are currently working with potential sites of care to conduct a Phase I/II in Pediatric MS. The designation of RPI-78M as an Orphan Drug provides Nutra Pharma with a 7-year period of market exclusivity in the U.S. once the drug is approved. Additional benefits over conventional drug applications include: tax credits for clinical research costs, the ability to apply for grant funding, clinical trial design assistance, plus assistance from the FDA in the drug development process and the waiver of Prescription Drug User Fee Act (PDUFA) filing fees which could be in excess of $2.5 million. The granting of Orphan Drug Designation allows the Company to move forward with their preparation of an Investigative New Drug Application and proposal of clinical trials. The FDA grants Orphan Drug Designation status to products that treat rare diseases, providing incentives to sponsors developing drugs or biologics. According to the FDA, the Orphan Drug program has successfully enabled the development and marketing of more than 400 drugs and biologic products for rare diseases since 1983. Evaluate Ltd., in its 2014 EvaluatePharma Orphan Drug Report, estimated that orphan drug sales will constitute 19% of the total share of prescription drug sales by 2020, totaling $176bn.

In December of 2015, we announced that we had applied for an Orphan Drug designation from the US-FDA for the Company's RPI-78M drug candidate for the treatment of Myasthenia Gravis (MG). The application is still under review.

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

Pediatric Multiple Sclerosis (pediatric-MS)

According to the National Multiple Sclerosis Society, although MS occurs most commonly in adults, it is also diagnosed in children and adolescents. Estimates suggest that 8,000-10,000 children (up to 18 years old) in the United States have MS, and another 10,000-15,000 have experienced at least one symptom suggestive of MS. Studies suggest that two to five percent of all people with MS have a history of symptom onset before age 18.

Myasthenia Gravis (MG)

According to the Myasthenia Gravis Foundation of America, the prevalence of MG in the United States is estimated to be about 64,000 patients. However, MG is probably under diagnosed and the prevalence may be higher.

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

We believe the results from ReceptoPharm’s research will assist in getting its applications processed through the FDA’s “Fast-Track” approval process and enable ReceptoPharm to plan the commercialization of each product independently and/or through joint ventures, partnerships and licensing arrangements. “Fast-Track” denotes life-threatening illnesses, while “Orphan” status refers to serious ailments affecting less than 200,000 individuals nationwide. AMN qualifies under both labels because it is considered an orphan disease and has no known cure. Pediatric MS and Myasthenia Gravis are also considered "Orphan" diseases because of the disease prevalence as well as the lack of effective therapies.

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

Short-term Goal

Although we focused our drug development efforts from 2006 to 2008 on clinical trials for ReceptoPharm’s HIV drug, RPI-MN, our primary focus now is on RPI-78M for the treatment of MS and MG. With the recent Orphan designation for Pediatric MS, we expect to move into Phase I/II clinical studies in the next 12 months.

Mid-term Goal

Our midterm strategy is to license ReceptoPharm’s AMN, MS and HIV technologies in our attempt to bring these technologies to market within 5 years, should we obtain adequate financing.

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

MS Phase II (Pediatric MS Phase I/II)

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

Since receiving Orphan designation for the treatment of Pediatric MS, our plans have changed. We are now working with potential sites of care to initiate a Phase I/II clinical trial in Pediatric MS. Our next step is to have a pre-IND meeting with the FDA to go over the proposed trial protocols. It is our goal to begin these trials by the end of 2016.

Research and Development

During 2015 and 2014, we had research and development costs of $0 and $341, respectively.

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

Interferon-based drugs and their indications represent target markets for ReceptoPharm. Sales of interferon-based drugs annually exceed $6 billion and have attracted the participation of several major drug companies, including Bayer and Roche. Currently, there are six interferon-based drugs licensed in Canada and the U.S.; four for the treatment of the milder Relapsing-Remitting form of MS and two for Hepatitis C. These interferons are also used in the treatment of other conditions where treatment options are limited. The interferons for MS are Betaseron (Bayer), Avonex (Biogen-Idec) and Rebif (Serono and Pfizer). Since the launch of these drugs, the number of patients undergoing treatment has stabilized at current levels, indicating that there is a high turnover rate of patients in the administration of these individual drugs due to cost and side effects. Biogen developed Avonex in the early 1990’s and has been shipping the drug since late 1996. In the United Kingdom, the National Institute for Clinical Efficiency (NICE) has called for the withdrawal of Betaseron and another unrelated drug, Copaxone (Teva), from the market based on poor cost/effectiveness.

Gilead Sciences markets Harvoni as a 'cure' for Hepatitis C. It combines two drugs: Sovaldi (sofosbuvir) and ledipasvir. Harvoni is taking over the market as Gilead has turned Hepatitis C into a curable illness and has generated over $25B in sales.

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

U.S. Patent No. 5,882,920, Apparatus for determining the presence or absence of a paraffinophilic microorganism was granted in March 1999 with 4 claims. The patent describes a method of determining the presence of a paraffinophilic microorganism in a specimen taken from a patient. The method includes providing a receptacle containing an aqueous solution and adjusting the solution to mimic the in vivo clinical conditions of the patient. The method then further includes inoculating the solution with the specimen and then placing in the receptacle a paraffin coated slide to bait the paraffinophilic microorganism. The slide is then analyzed after exposure to the specimen to determine the presence or absence of the paraffinophilic microorganism. An associated apparatus is also disclosed. This Patent expired on November 9, 2015.

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

Employees

We employ a total of 4 employees, consisting of: (a) our Chief Executive Officer (b) Our Director of Marketing (c) our Interim President of ReceptoPharm, and (d) our Warehouse Manager. We utilize outside consultants, legal and accounting personnel as necessary and as funding permits.

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

We incurred net losses of $5,391,981 and $2,532,985 for the years ended December 31, 2015 and 2014. We anticipate that these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Cobroxin® , Nyloxin® and Pet Pain Away products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have a limited revenue producing history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual losses of $5,391,981 and $2,532,985 during the fiscal years of operations ending December 31, 2015 and 2014 respectively. As a result, at December 31, 2015 we had an accumulated deficit of $49,911,786. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Cobroxin®, Nyloxin® and Pet Pain-Away products; or a potential licensing of our therapies under development.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2015 we had a working capital deficit of $3,404,497. Our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have a negative cash flow from operations of approximately $1.02 million and $0.15 million for the years ended December 31, 2015 and 2014, respectively. We have insufficient financial resources to fund our operations.

As of December 31, 2015 we owe $146,770 to our Chief Executive Officer and the Companies owned by him.

Our Chief Executive Officer may be unwilling or unable to continue funding our operations.

Our Chief Executive Officer has historically funded our operations by providing loans to us. As of December 31, 2015, we owe $146,770 to Mr. Deitsch and the companies owned by him. Mr. Deitsch may be unwilling or unable to fund our operations in the future. If we have no other source of funding and we are unable to secure additional loans from Mr. Deitsch, our operations will be negatively affected.

We have a history of failed distributors, which has negatively affected our revenues and may continue to do so if we fail to locate a successful distributor.

Due to poor performance, we cancelled our distribution agreement with our Cobroxin® distributor, XenaCare in April, 2011. We plan to re-launch Cobroxin®, but we have not yet ordered product or provided planned sales. To date, we have only limited sales of Nyloxin® and Pet Pain-Away through outside distributors. Most of the current sales are through Lumaxa. If we fail to improve our own marketing and distribution or fail to find a competent outside distributor our operations and financial condition will be negatively affected.

If we cannot sell a sufficient volume of our products, we will be unable to continue in business.

To date, sales of Cobroxin® have been limited and inconsistent. Total sales of Cobroxin® have been $1,995,673 since the fourth quarter of 2009, with no significant sales since the second quarter of 2010.

To date, sales of Nyloxin® have been limited and inconsistent. During 2011, we sold $66,568 of Nyloxin®. During 2012, we sold $199,231 of Nyloxin®. During 2013, we sold $119,898 of Nyloxin®. During 2014, we sold $587,804 of Nyloxin®. During 2015, we sold $279,969 of Nyloxin®. We launched Pet Pain-Away in late December of 2014 and generated $6,701 in 2014. During 2015, we sold $11,333 of Pet Pain-Away. If we cannot achieve sufficient sales levels of our Cobroxin®, Nyloxin® and Pet Pain-Away products or we are unable to secure financing our operations will be negatively affected.

We have a limited history of generating revenues on which to evaluate our potential for future success and to determine if we will be able to execute our business plan; accordingly, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our total sales of Cobroxin® from November 2009 until December 31, 2015 are $1,995,673. Our total sales of Nyloxin® from January 1, 2011 to December 31, 2015 are $1,253,470. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company. These risks include:

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

As of December 31, 2015, we had 79,770,782 outstanding shares that were subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

Item 1B.   Unresolved Staff Comments

None

Item 2.   Properties

As of February 1, 2013, we leased approximately 2,200 square feet at 12502 West Atlantic Blvd, Coral Springs, Florida. Our lease term expired on January 31, 2016. We paid monthly rent of approximately $4,100. In February of 2016 we moved offices to 12538 West Atlantic Blvd, Coral Springs, Florida. We have a 3-year lease that expires on February 1, 2019 with an option to renew for an additional 3 years. Our offices are comprised of a reception area, conference room, 6 offices, a restroom, a kitchen and a file room. Our offices are adequate for our needs. We pay monthly rent of approximately $3,200.

Since May 13, 2004, ReceptoPharm has leased their office space at 1537 NW 65th Avenue, Plantation, Florida for three consecutive two-year terms. ReceptoPharm's 5,500 square foot facilities include a reception area, conference room and five offices, a warehouse and a laboratory. On May 10, 2010 ReceptoPharm renewed the lease with Shelter Developers of America (“Shelter”) for the last two-year term beginning on June 1, 2010 and ending May 31, 2012. On July 9, 2012 ReceptoPharm entered into a new lease agreement for a five year period beginning on August 1, 2012. In February of 2016 we signed a lease extension agreement in exchange for certain leasehold improvements that extended our lease through July 31, 2022. The lease calls for current monthly payments of approximately $6400, which includes base rent, common area expenses, real estate taxes and insurance.

We incurred rent expense of $126,339 and $119,215 for the years ended December 31, 2015 and 2014.

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

On June 1, 2015, the parties executed a settlement agreement whereby ReceptoPharm would pay the Plaintiffs a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015. The settlement requires 32 subsequent monthly $10,000 payments to be made on the 15th of every month. Payments have been made every month and are current. In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000. As of December 31, 2015, the Company has accrued the legal settlement amount at present value of $243,164 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action which, if successful, would avoid the case being converted into an actual bankruptcy action. On September 30, 2013, the Company entered into a Settlement Agreement with the Petitioners, which is effective upon the court dismissal of the action.  In full and final satisfaction of all claims, the Company settled the Agreement with the Petitioners for a total sum of $350,000.  $35,000 was made during the year ended December 31, 2013 and a second lump sum payment was due within 8 months from February 12, 2014, the date the court dismissed the action.  The Parties executed mutual releases exclusive of releases under the Settlement Agreement. On October 21, 2014 we received a Notice of Default from the Petitioners' counsel. We have responded to the notice and will be seeking remedies to the alleged default. As of December 31, 2015, the Petitioner's claims and accruals for a total of $1,085,468 that have passed the statute of limitation were written off, included in the amount was the accrued salary of $815,747, officer’s loan and accrued interest for $129,466, salary and payroll tax payable of $140,255. Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, the Company has accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income.

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

	2014FiscalYear
	High Bid	Low Bid
First Quarter	$0.0117	$0.0064
Second Quarter	$0.0129	$0.003
Third Quarter	$0.0099	$0.0059
Fourth Quarter	$0.0081	$0.005

	2015FiscalYear
	High Bid	Low Bid
First Quarter	$0.008	$0.0025
Second Quarter	$0.27*	$0.0025
Third Quarter	$0.2295	$0.052
Fourth Quarter	$0.14	$0.0465

*reflects a 1 for 40 reverse split of the outstanding shares in the second quarter of 2015

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

Holders

As of April 14, 2016, based upon records obtained from our transfer agent, there were 320 holders of record of our common stock. Our transfer agent records does not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

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

Equity Compensation Plans

Securities authorized per issuance under Equity Compensation Plans as of December 31, 2015 and 2014 are as follows:

Equity Compensation Plan Information

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of Securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	N/A	N/A
Equity compensation plans not approved by security holders	0	$4.00	6,375
Total	0	$4.00	6,375

The figures contained in the above chart are composed of our 2003 and 2007 Employee /Consultant Stock Compensation Plans and two (2) option agreements we have with a corporate entity and our former Chairman of the Board/Executive Chairman, as follows:

2003 Plan

On December 3, 2003, our Board of Directors approved the Employee/Consultant Stock Compensation Plan (the “2003 Plan”). The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 62,500. As of December 31, 2015 and 2014, we had issued a total of 62,375 shares under the 2003 Plan.

2007 Plan

On June 6, 2007, our Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the “2007 Plan”). The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2007 Plan is 625,000. As of December 31, 2015 and 2014, we had issued a total of 618,750 shares under the 2007 Plan.

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

Private Placements of Common Stock

During March 2016, the Company sold 916,667 shares of restricted common stock to investors at a price per share of $0.06 and received proceeds of $55,000. The Company issued 916,667 warrants to purchase common stock at an exercise price of $0.10 per share.

During May through December, 2015, the Company sold 11,417,666 shares of restricted common stock to investors at a price per share of $0.06 and received proceeds of $685,060. The Company issued 11,417,666 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on June 30, 2016.

During August, 2015, the Company sold 30,000 shares of restricted common stock to an investor at a price per share of $0.10 and received proceeds of $3,000. The Company issued 30,000 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on June 30, 2016.

During September and October, 2015, the Company sold 1,637,334 shares of restricted common stock to investors at a price per share of $0.06 and received proceeds of $98,240. The Company issued 1,637,334 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on September 30, 2016.

Shares Issued to Employees and Directors

During July, 2015, the Board of Directors approved a resolution for the issuance of a total of 10,900,000 shares of the Company’s restricted common stock to directors and employees of the Company. The issuance was valued at $2,016,500 ($0.185 per share), which was the fair value of the Company’s common stock on the date of issuance.

Common Stock Issued for Services

During April 2016, the Company signed an agreement with a consulting company for consulting services for six months. In connection with the agreement, 700,000 shares of company’s restricted common stocks were issued on the date of execution of the agreement.

During October 2015, the Company signed an agreement with a consultant for consulting services for three months. In connection with the agreement, 110,000 shares of company’s restricted common stocks were issued with a fair value of $8,305. The issuance was valued at $0.0755 per share.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of company’s restricted common stocks were granted. 1,000,000 shares of Common Stock of the Company were issued on the date of execution of the agreement. 500,000 shares of Common Stock of the Company are to be issued quarterly, beginning on the first day of the third month following the effective date. Cash payment of $3,000 is expected to be paid on a monthly basis. The 2,500,000 shares granted are valued at the end of each quarter until the consultants complete their performance in October 2016. The 2,500,000 shares granted were valued at $0.055 per share which is the stock price at December 31, 2015. The Company recorded an equity compensation charge of $28,906 during the year ended December 31, 2015. The remaining unrecognized compensation cost of $26,594 is related to non-vested equity-based compensation.

During September 2015, the Company signed an agreement with a consultant for investor relation services for three months. In connection with the agreement, 200,000 shares of company’s restricted common stocks were issued. The share was valued at $0.10 per share. The Company recorded an equity compensation charge of $19,800 during the year ended December 31, 2015.

During September 2015, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 250,000 shares of company’s restricted common stocks were issued. The share was valued at $0.12 per share. The Company recorded an equity compensation charge of $7,705 during the year ended December 31, 2015. The remaining unrecognized compensation cost of $22,295 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During September 2015, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 300,000 shares of company’s restricted common stocks were issued. The share was valued at $0.12 per share. The Company recorded an equity compensation charge of $9,246 during the year ended December 31, 2015. The remaining unrecognized compensation cost of $26,754 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During August 2015, the Company signed an agreement with a consultant for investor relation services for six months. In connection with the agreement, 750,000 shares of company’s restricted common stocks were issued. The share was valued at $0.15 per share. The Company recorded an equity compensation charge of $92,935 during the year ended December 31, 2015. The remaining unrecognized compensation cost of $19,565 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During August 2015, the Company signed an agreement with two consultants for investor relation services for six months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.15 per share. The Company recorded an equity compensation charge of $61,957 during the year ended December 31, 2015. The remaining unrecognized compensation cost of $13,043 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

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

During January 2015, the Company issued 250,000 shares of the Company’s restricted common stock to a consultant for services for six months. The share was valued at $0.244 per share. The Company recorded an equity compensation charge of $61,000 during the year ended December 31, 2015.

During February 2015, the Company signed an agreement with a consultant for investor relation services for one month. In connection with the agreement, 50,000 shares of company’s restricted common stocks were issued with a fair value of $14,000.  The share was valued at $0.28 per share.

During March 2015, the Company issued 1,250,000 shares of the Company’s restricted common stock to a consultant for services for a year. The share was valued at $0.104 per share. The Company recorded an equity compensation charge of $101,773 during the year ended December 31, 2015. The remaining unrecognized compensation cost of $28,227 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

Common Stock Issued for Debt Modification

During February 2015, the Company issued a total of 25,000 restricted shares to the Michael McDonald Trust due to the default on repayment of the promissory note of $75,000. The shares were valued at a fair value of $6,000.

During February and August, 2015, the Company amended the maturity dates for notes of $100,000 from a non-related party to August 3, 2015 and February 3, 2016, respectively. The Company issued 25,000 restricted shares each (total 50,000 shares) to the note holder per the amendment. The shares were valued at a fair value of $7,000 and $3,750, respectively.

Common Stock Issued with Debts

In January 2016, the Company issued a promissory note to a non-related party in the amount of $100,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 68,000 shares of the Company's common stocks.

In January 2016, the Company issued a promissory note to a non-related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 350,000 shares of the Company's common stocks.

In December 2015, in connection with the issuance of a convertible note to a non-related party in the amount of $65,000 which is due in one year from the funding of the note. The Company also issued a total of 300,000 shares of common stocks as part of the agreement.

During December 2015, 1,000,000 warrants were exercised via cashless exercise into 400,000 shares with a fair value of $33,440.

In April 2015, in connection with the issuance of two notes to two non-related Parties in the amount of $550,000 which is due in nine months from the funding of the note. The Company also issued a total of 125,000 shares of common stocks as part of the agreement.

Common Stock Held in Escrow

On July 27, 2011 the Company issued 5,714,286 shares of free trading common stock in certificate form which is held in escrow as security under an agreement reached with Liquid Packaging Resources, Inc.  (“LPR”) on August 2, 2011.

Common Stock Issued for Settlement of Accounts Payable & Debt

During March 2016, the Company issued a total of 1,000,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 with accrued interest of $1,262 with the Note holder. The shares were recorded at a fair value of $12,600 or $0.02 per share.

During January and February 2016, Vista made five conversions for a total of 3,550,000 shares of the company’s restricted stock satisfying $48,444 of the note.

During January through March, 2016, the Note holder made a conversion of total of 8,348,252 shares of stocks satisfying $58,753 of notes payable of $275,000 originated in April 2015.

During January through March, 2016, Coventry made conversions of a total of 5,494,451 shares of the company’s restricted stock satisfying the note in full

During October 2015, the Company issued 2,200,000 shares of the company’s restricted stock and 2,200,000 warrants to settle the outstanding commissions’ payable in aggregate of $77,000 with TCN. The shares were valued at $0.1035 per share and the warrants were valued at $0.0475 per share. The Company recorded a loss of $255,215 as a selling expense during the year ended December 31, 2015.

During July 2015, the Company issued a total of 4,400,000 shares of the company’s restricted stock and 4,400,000 warrants to settle the outstanding commissions’ payable in aggregate of $59,000 with TCN. The shares were valued at $0.185 per share and the warrants were valued at $0.1009 per share. The Company recorded a loss of $1,198,773 as a selling expense during the year ended December 31, 2015.

During June 2015, the Company issued a total of 150,000 shares of the company’s restricted stock to settle the outstanding legal fees in aggregate of $15,000 with a vendor. The shares were recorded at a fair value of $28,500 or $0.19 per share.

During January 2015, Castaldo converted for a total of 71,429 shares of the company’s restricted stock, with a fair value of $17,428.

Following the assignment of LG’s debt of $70,875 in August 2015, Coventry made a conversion of a total of 749,625 shares of the company’s restricted stock satisfying $50,000 of the note with a fair value of $128,478. On October 23, 2015, Coventry made another conversion of 451,846 shares of the company’s restricted stock satisfying the remaining of $20,875 of the note in full with a fair value of $44,363.

Following the assignment of debt of $144,642 on December 15, 2015, Coventry made a conversion of 1,322,751 shares of the company’s restricted stock satisfying $50,000 of the note with a fair value of $112,447.

During August through December 2015, one Note holder made conversions for a total of 1,456,440 satisfying $60,870 of the note with a fair value of $131,125.

Date	Number of shares converted	Fair Value of Debt Converted
8/28/2015	300,000	36,000
9/29/2015	300,000	22,037
11/2/2015	300,000	25,239
12/3/2015	275,000	22,645
12/8/2015	281,440	25,203

Following the assignment of Michael McDonald’s debt of $92,310 in June 2014, Coventry made the following conversions of a total of 461,548 shares of the company’s restricted stock with a fair value of $146,912.

Following the assignment of Michael McDonald’s debt of $84,666 in the year ended December 31, 2015, Coventry made the following conversions of a total of 1,324,341 shares of the company’s restricted stock satisfying the notes in full with a fair value of $201,894.

Date	Number of shares converted	Fair Value of Debt Converted
4/20/2015	489,964	$60,034
6/03/2015	453,000	$68,392
6/22/2015	381,377	$73,468

During June 2015, one of the convertible Notes holders made the conversion of 196,850 shares of the company’s restricted stock satisfying the notes in the amount of $25,000 with a fair value of $43,716.

During June, 2015, Coventry made the conversion for a total of 250,000 shares of the company’s restricted stock in satisfying the note of $20,000 in full with a fair value of $44,277.

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

Inventory Obsolescence: Inventories are valued at the lower of average cost or market value. We periodically perform an evaluation of inventory for excess, impairments and obsolete items. At December 31, 2014 our inventory consisted entirely of raw materials that are utilized in the manufacturing of finished goods. These raw materials generally have expiration dates in excess of 10 years. At December 31, 2015 our inventory consisted both raw materials and finished goods.

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

Accomplishments during 2015 & Subsequent Accomplishments

On January 20, 2015 we announced that we added Keith Gordon, DVM as our first Veterinarian to join our Medical Advisory Board. The addition of Dr. Gordon came just a few weeks after the successful launch of our newest product, Pet Pain-Away for the treatment of chronic pain in companion animals.

On February 5, 2015 we announced that we shipped our initial test orders of Nyloxin® to our importer in India, S.Zhaveri Pharmakem for distribution throughout India. In mid-2013 we announced that we had received notification that our patent and trademarks for the Nyloxin® line of pain relievers had been published in India's Official Journal, allowing for patent and brand protection in the country. Since that time, we've been working diligently with importers to arrange for all of the paperwork and regulatory documentation necessary for this initial shipment. We later met with the Distributors in Mumbai.

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

On October 22, 2015 we announced that our CEO, Rik Deitsch, was interviewed by The Life Sciences Report. The interview can be viewed at: http://tinyurl.com/nutra-lsr

On October 27, 2015 we announced that our CEO, Rik Deitsch, was interviewed by StockNewsNow.com. The interview can be viewed at: http://tinyurl.com/nutra-snn

On December 9, 2015 we announced that we had filed an application with the FDA for orphan drug status of the Company's RPI-78M drug candidate for the treatment of Myasthenia Gravis (MG). This represents the second such filing for the company.

On February 16, 2016 we announced the addition of Thomas W. Northrop as the Company's Senior Commercial Development Officer. Mr. Northrop, along with his affiliates at Tri-State Capital Partners LLC, will lead new marketing efforts in healthcare, governmental and military entities, aging athletes and the elderly, as well as the completion of scientifically rigorous pain relief trials in multiple settings. All of this with the goal of creating new markets and increasing sales for our OTC products.

Results of Operations

Status of Operations

In November, 2014 we announced the recertification of our laboratory facility as the first step in re-engaging our drug development activities. In September, 2015 we received Orphan designation from the FDA for our lead drug candidate, RPI-78M for the treatment of Pediatric Multiple Sclerosis. This will allow us to shorten the timeline on clinical studies and may allow an eventual Fast Track through the approval process. We are currently working with our consultants to prepare a pre-IND meeting with the FDA in order to gain approval of a protocol for a Phase I/II clinical study in Pediatric MS. Our goal is to begin the study by the end of 2016.

We estimate that we will require approximately $600,000 to fund our existing operations and the operations of our subsidiary ReceptoPharm over the next twelve months. These costs include: (i) compensation for four (4) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services. These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

Comparison of Years Ended December 31, 2015 and 2014

Sales for the year ended December 31, 2015 were $291,302 compared to $594,505 for the comparable period in 2014. All of the sales in 2015 and 2014 were related to product sales. The decrease in sales is primarily attributable to an overall decrease in sales of Nyloxin®.

Cost of sales for the year ended December 31, 2015 and 2014 was $65,805 and $114,300. Cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the year ended December 31, 2015 was $225,497 or 77.4% compared to $480,205 or 80.8% for the year ended December 31, 2014. The decrease in our profit margin is primarily due to increase in the credit card processing fees.

Selling, general and administrative expenses (“SG&A”) increased $3,309,151 or 123.4% from $2,682,479 for the year ended December 31, 2014 to $5,991,630 for the year ended December 31, 2015. The increase is generally due to the increase of stock based compensation of approximately $2,230,000, the increase of approximately $1,450,000 in selling expense related to distributors and loss on settlement of accounts payable, and the increase was offset by the decrease of approximately $370,800 in consulting, investor relations, payroll, travel and professional fees.

Rental income increased $27,564 or 100%, from $0 for the year ended December 31, 2014 to $27,564 for the year ended December 31, 2015.  This increase was due to a sublease agreement entered in April, 2015.

Interest expense increased $306,443 or 239.2%, from $128,104 for the year ended December 31, 2014 to $434,547 for the year ended December 31, 2015.  This increase was primarily due to amortization of loan discount for the short term and long term indebtedness in the year ended December 31, 2015 compared to the year ended December 31, 2014.

We carry certain of our debentures and common stock warrants at fair value. For the year ended December 31, 2015 and 2014, the liability related to these hybrid instruments fluctuated, resulting in a loss of $250,121 and $208,190, respectively.

Gain on settlement of debt increased $1,025,673 or 18,371.4%, from a gain of $5,583 for the year ended December 31, 2014 to a gain of $1,031,256 for the year ended December 31, 2015.  This increase was due to an increase of approximately of $255,000 in gain on settlement of debts through debt sale and a gain of approximately $770,000 for write-off the ReceptoPharm’s accrued salary, officer’s loan and interest that have passed the statute of limitation.

Our net loss increased by $2,858,996 or 112.9%, from $2,532,985 for the year ended December 31, 2014 to $5,391,981 for the year ended December 31, 2015.

Liquidity and Capital Resources

During December 31, 2015 and 2014, respectively, we have negative cash from operations of approximately $1.02 million and $0.15 million. Our lack of cash, significant losses and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2015 and 2014, we have experienced significant losses totaling $5,391,981 and $2,532,985, respectively and had an accumulated deficit of $49,911,786 for the period from our inception to December 31, 2015. In addition, we had working capital and stockholders’ deficits at December 31, 2015 of $3,404,497 and $3,574,396, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

As of December 31, 2015, we had $6,890 in cash and as of April 14, 2016, we had approximately $8,000 in cash and we owed approximately $281,280 in vendor payables. We currently do not have sufficient cash to sustain our operations for the next 12 months and will require additional financing or an increase in sales in order to execute our operating plan and continue as a going concern. Our plan is to continue to increase sales of our products and attempt to secure adequate funding to bridge the commercialization of our Cobroxin®, Nyloxin® and Pet Pain-Away products. We cannot predict whether additional financing will be in the form of equity, debt, or another form and we may be unable to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

Historically, we have relied upon loans from our Chief Executive Officer Rik J Deitsch, to fund costs associated with our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. During the year ended December 31, 2015, we borrowed $70,821 and repaid $351,583 to Mr. Deitsch and the companies owned by him.

During the year ended December 31, 2015, we raised $588,289 and $441,500 through the issuance of convertible notes and promissory notes, respectively. We also raised $786,300 through sales of common stocks.

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

Item 8.   Financial Statements and Supplementary Data

The information required by this item begins on page F-1 and is attached hereto and incorporated herein by reference. The index to our annual financial statements as of and for the years ended December 31, 2015 and 2014 can be found under Item 15.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2015, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2015, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2015. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, our management concluded that its material weaknesses in its internal controls over financial reporting include matters pertaining to: (a) lack of qualified accounting personnel; and (b) the need to enhance the supervision, monitoring and reviewing of financial statement preparation processes due to lack of qualified accounting personnel.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 and concluded that it is ineffective because of the material weaknesses in our internal control over financial reporting described above.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

In conjunction with Item 9A above (Evaluation of Internal Controls over Financial Reporting) and following our management’s assessment and conclusion that our internal control over financial reporting as of December 31, 2015 is ineffective, because of the material weaknesses described above, we are actively seeking a new Chief Financial Officer.

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

Listed below are our executive officers and directors as of December 31, 2015

Name	Age	Position with the Company	Director Since
Rik J. Deitsch	48	Chairman, President and Chief Executive Officer*	2002
Stewart Lonky, M.D.	69	Director (1)	2004
Harold H. Rumph	85	Director	April 2008
Garry R. Pottruck	59	Director (1)	July 2009

(1)	Dr. Lonky and Garry R. Pottruck are members of our Audit Committee and Compensation Committee.
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

Section 16(a) Compliance of Officers and Directors

As of April 14, 2016, based on our review of Forms 3, 4, 5, and Schedule 13D furnished to us during the last fiscal year, all of our officers and directors filed the required reports.

Corporate Governance

a. Committees

(i) Audit Committee

On November 5, 2004, our Board of Directors established an Audit Committee. An audit committee charter was approved by the Board on October 14, 2012. Mr. Pottruck became the Chairman/Member of the Audit Committee as of July 29, 2009. Dr. Lonky also serves on the Audit Committee. During our 2015 Fiscal Year, our Audit Committee met three times in connection with our Fiscal Year audit, at which time the audit committee reviewed the audited financial statements and related notes. In addition, the audit committee met prior to the filing of each of the 2015 quarterly reports to review such reports. The Audit Committee addresses any questions it has to our Board members and officers, and our principal independent accountants.

(ii) Compensation Committee

On November 5, 2004, our Board of Directors established a Compensation Committee. We do not have a Compensation Committee Charter. Dr. Lonky serves on our Compensation Committee and Mr. Pottruck became our Compensation Committee’s Chairman as of July 29, 2009. During our 2015 fiscal year, our Compensation Committee met three times. Our Compensation Committee reviews all salaries, expenses, stock plans, and other compensation paid to our officers, directors, consultants, and others. Our Compensation Committee has not adopted any specific processes or procedures for considering executive and director compensation.

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

c. Board of Director Meetings

We had twelve Board of Directors meetings during our 2015 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d. Annual Shareholder Meetings

We held a shareholder meeting on April 20, 2015. During that meeting, the shareholders approved a 1 for 40 reverse split of our outstanding common stock.

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

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rik Deitsch	2015	130,000	—	740,000	—	—	—	—	870,000
Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board	2014	130,000	—	121,656	—	—	—	—	251,656

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2015.

DIRECTOR COMPENSATION

Name	Fees Earned orPaid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rik Deitsch	130,000	740,000	0	0	0	0	740,000
Stewart Lonky	0	370,000	0	0	0	0	370,000
Garry Pottruck	0	370,000	0	0	0	0	370,000
Harold H. Rumph	0	370,000	0	0	0	0	370,000

(1)   Represents salary accrued during 2015

(2)   Represents stocks issued for services at a price per share of $0.185 during July 2015.

Director Compensation

There are no standard arrangements to which directors are compensated for services provided to us. Should we obtain adequate funding or sufficient revenues to justify standard arrangements for director compensation, we will consider whether to adopt such a compensation plan.

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2015 to any executive officer or director.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of December 31, 2015, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 106,894,580 shares issued and outstanding as of April 14, 2016:

Security Ownership of Management and Beneficial Owners

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Rik J. Deitsch Chief Executive Officer/President 12538 W. Atlantic Blvd Coral Springs, Florida 33071	9,219,275	9%
Dr. Stewart Lonky Director 12936 Discovery Creek Playa Vista, CA 90094	2,755,450	3%
Harold Rumph Director 1537 NW 65th Ave Plantation, FL 33313	2,966,675	3%
Garry Pottruck Director 10768 NW 18 Court Coral Springs, Florida 33071	2,698,775	3%
All executive officers and directors as a group (4) persons	17,640,175	18%

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Loans by our Chief Executive Officer

During the year ended December 31, 2014, we borrowed a total of $86,464 from Mr. Deitsch and repaid a total of $161,969 to him. In addition, Mr. Deitsch accepted a total of 125,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan on April 10, 2014. The balance owed to our President, Rik Deitsch, at December 31, 2014 was $411,411, which includes accrued interest of $369,983. This demand loan is unsecured and bears interest at a rate of 4.0%.

During the year ended December 31, 2015, we borrowed $70,821 and repaid $351,583 to Mr. Deitsch and the companies owned by him. The balance owed to our President, Rik Deitsch, at December 31, 2015 was $279,020 which is primarily accrued interest. The amount due from the Companies owned by him was $132, 250. This demand loan is unsecured and bears interest at a rate of 4.0%.

Subsequent to December 31, 2015, we received additional advances from Mr. Deitsch in the amount of $9,901 and repaid Mr. Deitsch and the Company owned by him $27,800 and $4,200, respectively. The amount owed to Mr. Deitsch as of April 14, 2016 was $264,239 which is primarily the accrued interest. The amount owed to the Companies owned by Mr. Deitsch as of April 14, 2016 was $136,450.

Debt owed to our Directors

At December 31, 2015, we owed Garry Pottruck, a Director of Nutra Pharma, $222,576 including the accrued interest of $187,576. The note is for principal amount of $200,000 with interest calculated at 10% interest for the first month plus 12% per annum calculated after 30 days from funding. The note was issued in the third quarter of 2010 and was expected to be repaid in six months to a year from the date of the loan.

Debt owed to ReceptoPharm’s Former President as of December 31, 2014 and 2013

In addition, at December 31, 2014, we were indebted to Paul Reid, the former President of our wholly owned subsidiary, ReceptoPharm, in the amount of $129,466. This amount includes accrued interest of $49,638. This loan is due on demand and bears interest at a rate of 5% per annum. The loan is secured by certain intellectual property of ReceptoPharm. This Note is included in the settlement of the involuntary action. As of December 31, 2015, the loan and accrued interest for a total of $129,466 were written off due to passing the statute of limitation.

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

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to us for fiscal years ended December 31, 2015 and 2014 by auditors, Liggett & Webb, P.A., were approximately $47,138 and $49,385 for professional services rendered for the audit of our annual financial statements and reviews of our interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees represent review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years, and the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. No such fees were paid to Liggett & Webb, P.A in 2015 or 2014.

Tax Fees

No such fees were paid to Liggett & Webb, P.A in 2015 or 2014.

All Other Fees

No such fees were paid to Liggett & Webb, P.A in 2015 or 2014.

As of December 31, 2015, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company has an audit committee which reviewed all fees to the principal accountant. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)   The following Financial Statements are filed as part of this report under Item 7.

(b)   The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description
3.1	Certificate of Incorporation dated February 1, 2000 (incorporated by reference to the Company’s Registration Statement on Form SB-2/A, Registration No. 33-44398, filed on April 6, 2001)
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

Dated: April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch	Chairman of the Board, President,	April 14, 2016
Chief Executive Officer,
Principal Financial Officer,
Principal Accounting Officer

/s/ Garry R. Pottruck	Director	April 14, 2016

/s/ Stewart Lonky	Director	April 14, 2016

/s/ Harold H. Rumph	Director	April 14, 2016

Nutra Pharma Corporation

Consolidated Financial Statements

For the years ended December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014	F-6

Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2015 and 2014	F-5

Notes to Consolidated Financial Statements	F-7

432 Park Avenue South, 10th Floor New York , NY 10016 / (212) 481-3490 1500 Gateway Boulevard, Suite 202 Boynton Beach, FL 33426 / (561) 752-1721

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Nutra Pharma Corp.

We have audited the accompanying consolidated balance sheets of Nutra Pharma Corp. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and changes in stockholders’ deficit and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Nutra Pharma Corp. and Subsidiaries as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring, significant losses from operations, and has an accumulated deficit of $49,911,786 at December 31, 2015. In addition, the Company had a working capital deficit and stockholders’ deficit at December 31, 2015 of $3,404,497 and $3,574,396, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

April 14, 2016

NUTRA PHARMA CORP.

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$6,890	$15,530
Accounts receivable	21,990	127,368
Inventory	54,034	46,945
Prepaid expenses and other current assets	266,579	151,968
Total current assets	349,493	341,811

Property and equipment, net	18,986	29,490
Other assets	19,164	15,955
Total assets	$387,643	$387,256

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$842,024	$1,243,997
Accrued expenses	1,130,271	1,019,673
Due to officers	146,770	540,877
Derivative warrant liability	142,556	186,549
Other debt, net of debt discount of $46,523 and $2,611, respectively	1,492,369	960,921
Total current liabilities	3,753,990	3,952,017
Convertible debts	60,870	30,000
Legal settlement liability, long term portion	147,179	-
Total liabilities	3,962,039	3,982,017

Commitments and Contingencies (See Note 8)	-	-

Stockholders' deficit:

Common stock, $0.001 par value, 2,000,000,000 shares authorized:79,770,782 and 36,765,781 shares issued and outstanding at December 31, 2015 and 2014	79,771	36,766
Additional paid-in capital	46,257,619	40,888,278
Accumulated deficit	(49,911,786)	(44,519,805)
Total stockholders' deficit	(3,574,396)	(3,594,761)
Total liabilities and stockholders' deficit	$387,643	$387,256

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2015	2014
Net sales	$291,302	$594,505
Cost of sales	65,805	114,300
Gross profit	225,497	480,205

Operating expenses:
Selling, general and administrative - including stock based compensation of $2,742,441 and $511,668, respectively	5,991,630	2,682,479
Total other costs and expenses	5,991,630	2,682,479
Net Loss from Operations	(5,766,133)	(2,202,274)

Other Expenses
Rental Income	27,564	-
Interest expense	(434,547)	(128,104)
Change in fair value of derivatives	(250,121)	(208,190)
Gain (loss) on settlement of debt, net	1,031,256	5,583
Other Expenses	374,152	(330,711)
Net loss before income taxes	(5,391,981)	(2,532,985)
Provision for income taxes	-	-
Net loss	$(5,391,981)	$(2,532,985)

Net loss per share - basic and diluted	$(0.10)	$(0.08)

Weighted average number of shares outstanding during the period - basic and diluted	55,598,355	30,642,813

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Cash collected from customers	$862,661	$1,558,124
Cash paid for commission	(481,978)	(748,376)
Cash paid to suppliers	(79,116)	(107,747)
Cash paid to employees	(131,284)	(100,095)
Interest paid	(50,358)	(34,497)
Loan origination fees paid		(14,350)
Other operating cash payments	(1,165,677)	(701,188)
Cash collected from rental income	27,564	-
Net cash used in operating activities	(1,018,188)	(148,129)

Cash flows from investing activities:
Acquisition of property and equipment	(718)	(21,550)
Net cash used in investing activities:	(718)	(21,550)

Cash flows from financing activities:
Common stock sold for cash	786,300	60,000
Loans from officers	70,821	86,464
Repayment of officers loans	(261,583)	(161,969)
Repayments of notes payable-related party	(85,000)	(60,000)
Proceeds from convertible notes, net of debt discount and loan issuance cost of $69,560	518,729	50,000
Proceeds from other notes payable, net of debt discount of $71,500 and loan issuance cost of $22,505	347,495	225,000
Repayments of other notes payable	(366,496)	(18,926)
Net cash provided by financing activities	1,010,266	180,569

Net increase(decrease) in cash	(8,640)	10,890

Cash - beginning of period	15,530	4,640

Cash - end of period	$6,890	$15,530

Reconciliation of net loss to net cash used in operating activities:
Cash flows from operating activities:
Net loss	$(5,391,981)	$(2,532,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt	(1,031,256)	1,158,417
Depreciation	11,222	16,594
Stock-based compensation	2,742,441	511,668
Stock issued for loan extension and accounts payable	1,484,238	42,325
Change in fair value of derivative	250,121	208,190
Amortization of loan discount	321,804	15,254
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	105,378	(116,227)
Increase in inventory	(7,089)	(41,945)
Increase in prepaid expenses and other assets	(57,206)	(76,645)
Increase in accounts payable	27,661	558,628
Increase in accrued expenses	526,479	108,597
Net cash used in operating activities	(1,018,188)	(148,129)

Supplemental Cash Flow Information:
Cash paid for interest	$(50,358)	$(34,497)
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:
Note issued in settlement of notes and accounts payable	$151,000	$320,000
Shares issued to satisfy debt	$870,640	$943,904
Shares issued to satisfy debt-related party	$10,000	$100,000
Discounts on notes payable	$239,208	$15,665
Note payable issued satisfy note payable-related party	$80,000	$-
Stock issued for cashless exercise of warrants	$33,440	$-
Stock issued for additional consideration of convertible notes payable	$15,810	$-
Write-off of notes payable to a relate party due to passing of statute of limitation	$129,466	$-

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Changes in Stockholders' Deficit

For the years ended December 31, 2015 and 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2013	25,107,825	$25,108	$37,742,263	$(41,986,820)	$(4,219,449)

Issuance of common stock in exchange for services to consultants	694,375	694	195,854		196,548
Issuance of common stock in exchange for services to directors and employees	1,352,300	1,352	323,200		324,552
Common stock issued in private placement	300,000	300	59,700		60,000
Common stock issued in exchange for related party debt	1,250,000	1,250	98,750		100,000
Common stock issued for modification of debt	62,500	63	42,262		42,325
Common stock issued for conversion of debt	3,389,452	3,390	940,514		943,904
Common stock issued for settlement of AP	4,559,329	4,559	1,470,120		1,474,679
Common stock issued to note holder	50,000	50	15,615		15,665
Net loss				(2,532,985)	(2,532,985)
Balance -December 31, 2014	36,765,781	$36,766	$40,888,278	$(44,519,805)	$(3,594,761)

Issuance of common stock in exchange for services to consultants	4,960,000	4,960	587,745		592,705
Issuance of common stock in exchange for services to directors and employees	10,900,000	10,900	2,005,600		2,016,500
Common stock issued in private placement	13,085,000	13,085	773,215		786,300
Common stock issued in exchange for related party debt	125,000	125	9,875		10,000
Common stock issued for modification of debt	75,000	75	16,675		16,750
Common stock issued for conversion of debt	6,284,830	6,284	864,355		870,639
Common stock issued for settlement of AP and Debt	6,750,000	6,750	1,063,450		1,070,200
Debt discount	825,171	826	48,426		49,252
Net loss				(5,391,981)	(5,391,981)
Balance -December 31, 2015	79,770,782	$79,771	$46,257,619	$(49,911,786)	$(3,574,396)

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Liquidity and Going Concern

Our Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $49,911,786 at December 31, 2015. In addition, we had respective working capital and stockholders’ deficits at December 31, 2015 of $3,404,497 and $3,574,396, respectively.

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

As of December 31, 2015, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

The Company collects 100% of the cash proceeds from the sale of its product by its distributor, remits a portion of the cash proceeds received back to the distributor and records the sale on a net basis. In the years ended December 31, 2015 and 2014, the Company collected $862,661 and $1,558,124 in gross receipts and recorded $291,302 and $594,505 as net sales.

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

Inventories

Inventories, which are stated at the lower of average cost or market, and consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand.  If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs are charged to cost of goods sold.  We performed evaluations of our inventory during the years ended December 31, 2015 and 2014 and determined no allowances need to be recorded.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the years ended December 31, 2015 and 2014, no customers accounted for more than 10% of the Company’s total revenues.

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

Property and equipment consists of the following at December 31, 2015 and 2014:

	2015	2014
Computer equipment	$24,208	$24,208
Furniture and fixtures	34,757	34,757
Lab equipment	42,129	42,129
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,138
Leasehold improvements	73,168	73,168
Total	203,539	202,821
Less: Accumulated depreciation	(184,553)	(173,331)
Property and equipment, net	$18,986	$29,490

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At December 31, 2015, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the year ended December 31, 2015 and 2014 was $11,222 and $16,594, respectively.

Advertising

All advertising costs are expensed as incurred.  Advertising costs were approximately $2,138 and $6,156 for the year ended December 31, 2015 and 2014, respectively.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position.  As of December 31, 2015, we do not believe we have a need to record any liabilities for  uncertain tax positions or provisions for interest or penalties related to such  positions.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire (which may be as much as 20 years while we have unused net operation losses), we are subject to income tax audits in the jurisdictions in which we operate. The Company’s 2012 to 2015 tax returns are subject to examination by Internal Revenue Services and State Taxing Agency’s.

On July 18, 2015, the Company received a notice of penalty charge of $35,296 from IRS for failure to file Forms W-2 for tax period ended at December 31, 2011. During February 2016, the Company signed a payment agreement to pay the penalty.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of December 31, 2015and 2014, the following items were not included in dilutive loss as the effect is anti-dilutive:

	December 31, 2015	December 31, 2014
Options and warrants	21,700,000	1,606,667
Convertible notes payable	15,871,102	1,420,434
Total	37,571,102	3,027,101

Reclassifications

Certain amounts in the 2014 Consolidated Financial Statements have been reclassified to conform to the current period presentation.

Stock Split

On April 20, 2015, the Company declared a 1 for 40 reverse common stock split to stockholders. The Stock Split was effectuated on May 18, 2015 based upon filing the appropriate documentation with FINRA. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split (See Note 7).

Recent Accounting Pronouncements

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We have adopted the provisions of this ASU for the year ended December 31, 2015.

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

2.     FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value as of December 31, 2015 and 2014:

	Fair Value Measurements at December 31, 2015
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$142,556	$-	$-	$142,556
Convertible notes at fair value	$1,021,501	$-	$-	$1,021,501

	Fair Value Measurements at December 31, 2014
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$186,549	$-	$-	$186,549
Convertible notes at fair value	$330,277	$-	$-	$330,277

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the years ended December 31, 2015 and 2014:

Description	2015	2014
Beginning balance	$186,549	$323,172
Purchases, issuances, and settlements	(782,239)	18,551
Day one loss on value of hybrid instrument	-	-
Total gain included in earnings (1)	738,246	(155,174)
Ending balance	$142,556	$186,549

(1)   The gain or loss related to the revaluation of our warrant liability is included in “Change in fair value of derivatives” in the accompanying consolidated statement of operations.

The Company values its warrants using a Dilution-Adjusted Black-Scholes Model.  Assumptions used include (1) 0.49% to 1.31% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 187% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of December 31, 2015 and 2014:

				Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Anti-Dilution Adjusted Price	%	Look-back Period
2015	$729,871	4%-20%	n/a	$0.03-$0.20	50%-85%	10 to 20 Days
2014	215,386	8%-20%	n/a	$0.0028-$0.0050	50%-85%	10 to 30 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the years ended December 31, 2015 and 2014 for the Convertible Notes:

	Years Ended December 31,
	2015	2014
Description
Beginning balance	$330,277	$767,057
Purchases, issuances, and settlements	1,012,145	162,311
Day one loss on value of hybrid instrument	779,035	423,340
(Gain) loss from change in fair value	(229,316)	(78,527)
Conversion to common stock	(870,640)	(943,904)
Ending balance	$1,021,501	$330,277

3.     INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis. At December 31, 2015 and 2014, inventories were as follows:

	December 31, 2015	December 31, 2014
Raw Materials	$29,216	$16,805
Finished Goods	24,818	30,140
Total Inventories	$54,034	$46,945

The Company regularly reviews inventory quantities on hand.  If necessary, the Company records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs and write-offs are charged to cost of goods sold.  We performed evaluations of our inventory at December 31, 2015 and 2014, the Company did not experience any write downs or write offs.

4.     SETTLEMENT OF ACCOUNTS AND NOTE PAYABLE

During October 2015, the Company issued 2,200,000 shares of the company’s restricted stock and 2,200,000 warrants (See Note 7) to settle the outstanding commissions’ payable in aggregate of $77,000 with TCN. The shares were valued at $0.1035 per share and the warrants were valued at $0.0475 per share. The Company recorded a loss of $255,215 as a selling expense during the year ended December 31, 2015.

During July 2015, the Company issued 4,400,000 shares of the company’s restricted stock and 4,400,000 warrants (See Note 7) to settle the outstanding commissions’ payable in aggregate of $59,000 with TCN. The shares were valued at $0.185 per share and the warrants were valued at $0.1009 per share. The Company recorded a loss of $1,198,773 as a selling expense during the year ended December 31, 2015.

During June 2015, the Company issued a total of 150,000 shares of the company’s restricted stock to settle the outstanding legal fees in aggregate of $15,000 with a vendor. The shares were recorded at a fair value of $28,500 or $0.19 per share (See Note 7).

During June, August and October 2014, the Company issued a total of 4,500,000 shares of the company’s restricted stock to settle the outstanding commissions’ payable in aggregate of $300,000 with TCN. The shares were valued at a range from $0.224 to $0.396 per share. The Company recorded a loss of $1,164,000 as a selling expense during the year ended December 31, 2014(See Note 7).

At December 31, 2015,certain accruals and notes payable for former ReceptoPharm employees, officer and consultants for a total of $1,085,468 that have passed the statute of limitation were written off, included in the amount was the accrued salary of $815,747, officer’s loan and accrued interest for $129,466, salary and payroll tax payable of $140,255. Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, the Company has accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income (See Note 5 and 10).

5.     DUE TO OFFICERS

At December 31, 2015 and 2014, the balance due to officers consisted of the following:

	December 31, 2015	December 31, 2014
An unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. The loan balance at December 31, 2015and 2014, respectively, includes accrued interest payable of $279,020 and $369,983.	$146,770	$411,411
A loan from Paul Reid, the former President of ReceptoPharm bearing interest at a rate of 5% per annum, due on demand and secured by certain intellectual property of ReceptoPharm having a zero cost at December 31, 2015and 2014. The accrued interest at December 31, 2015and 2014 was $0 and $49,638, respectively. As of December 31, 2015, the loan and accrued interest were written off due to passing the statute of limitation (See Note 4 and 10)	-	129,466
Ending balances	$146,770	$540,877

During the year ended December 31, 2015, we borrowed $70,821 and repaid $351,583 to Mr. Deitsch. Included in the repayment is $80,000 that was assigned to a non-related party in the form of a Convertible Redeemable Note on December 7, 2015. The note carries interest at 4% and is due on December 7, 2016, unless previously converted into shares of restricted common stock. The convertible note’s holder has the right to convert the note, until is no longer outstanding into shares of Common Stock at eighty-five percent (85%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the five trading days preceding the conversion date including the day upon which the notice of conversion is received by the Company (See Note 6).

In addition, Mr. Deitsch accepted a total of 125,000 shares of the Company’s restricted common stock as a repayment to discharge $10,000 of his outstanding loan in January 2015(See Note 7).

During the year ended December 31, 2014, we borrowed $86,464 and repaid $161,969 to Mr. Deitsch. In addition, Mr. Deitsch accepted a total of 1,250,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan on April 10, 2014(See Note 7).

6.     OTHER DEBT

Other debt (Both short-term and long term) consists of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Note payable – Related Party (1)	$35,000	$120,000
Notes payable – Non Related Parties (Net of discount of $24,602 and $2,611, respectively) (2)	518,659	540,644
Convertible notes payable, at fair value (Net of discount of $21,921 and $0, respectively) (3)	999,580	330,277
Ending balances	$1,553,239	$990,921

(1)

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. We repaid $40, 000 and $85,000, respectively during 2014 and 2015. At December 31, 2015 and 2014, we owed this director principal balance of $35,000 and $120,000, respectively.  At December 31, 2015 and 2014, we owed this director accrued interest of $187,576 and $157,128, respectively.

(2)

At December 31, 2015 and 2014, the balance of $518,659 and $540,644, respectively, consisted of the following loans:

•

In August 2014, the Company issued a promissory note to the Michael McDonald Trust in the amount of $75,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 50,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $15,665 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $15,665 was amortized over the term of the debt.  Amortization for the years ended December 31, 2015 and 2014 was $2,611and $13,054, respectively.  An additional 25,000 shares were issued in February 2015 with a fair value at $6,000 (See Note 7) due to the default.   During the year ended December 31, 2015, the total amount of $84,666 including the accrued interest of $9,666 was assigned and sold to Coventry Enterprises, LLC (“Coventry”) in the form of a Convertible Redeemable Note. Coventry made the conversions of total 1,324,341 shares of the company’s restricted stock satisfying the notes in full (See Note 6(3)).

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

•

As of December 31, 2015, the Company owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to the Company.

•

On November 5, 2014, the Company received a loan for a total of $150,000 from a non-related party. The loan was repaid through scheduled payments through November 6, 2015 along with interest on average 15% annum. The Company has recorded loan costs in the amount of $14,350 for the loan origination fees paid at inception date. The total loan cost of $14,350 was amortized over the term of the loan.  Amortization for the years ended December 31, 2015 and 2014 was $12,150 and $2,200, respectively.  On November 6, 2015, the loan was repaid in full. The interest expense for the years ended December 31, 2015 and 2014 is $16,157 and $5,862, respectively

•

On November 5, 2015, the Company received a loan for a total of $150,000 from a non-related party. The loan is repaid through scheduled payments through November 2, 2016 along with interest on average 15% annum. The Company has recorded loan costs in the amount of $12,375 for the loan origination fees paid at inception date. The total loan cost of $12,375 was amortized over the term of the loan.  Amortization for the year ended December 31, 2015 was $2,060.  As of December 31, 2015, repayment of $19,030 was made. The interest expense for the year ended December 31, 2015 is $7,261. As of December 31, 2015, the principal balance of the loan net of discount is $120,655.

•

During January, 2015, the Company entered a Payment Rights Purchase and Sale Agreement with EBF Partners LLC (“EBF”). EBF purchased $204,000 of the merchant sales for $150,000. In exchange for the purchased amount, the Company agreed to enter into a credit card processing agreement with preapproval by EBF with credit card processor. The Company authorized credit card processor to pay to EBF the cash attributable to 23% of each credit card receivable due to the Company, until EBF has received the purchase amount of $204,000. In the event of default, 100% instead of 23% of each credit card receivable will be paid. The loan is under personal guarantee by our President and CEO, Rik Deitsch and Director, Garry Pottruck.  The Company has recorded debt discount of $54,000, and loan issuance cost of $10,130 for the loan origination fees paid at inception date. The total debt discount and loan issuance cost of $64,130 was amortized over the term of the loan.  Amortization for the debt discount and loan issuance cost for the year ended December 31, 2015 was $54,000 and $10,130, respectively.  On November 6, 2015, the loan was repaid in full.

•

During November, 2015, the Company entered a Revenue Based Factoring Agreement with Qualified Merchant Group, Inc. (“QMG”). QMG purchased $67,500 of the Company’s future receipts for $50,000. In exchange for the purchased amount, the Company authorized QMG to ACH debit $459 daily from the Company’s bank account until QMG has received the purchase amount of $67,500. The loan is under personal guarantee by our President and CEO, Rik Deitsch.  The Company has recorded debt discount of $17,500 at inception date. The debt discount was amortized over the term of the loan.  Amortization for the debt discount for the year ended December 31, 2015 was $3,211.  At December 31, 2015, the principal balance of the loan net of discount is $40,822.

•

In August 2015, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In the event of the Company's failure to pay the Note in a timely fashion, the Noteholder will receive 100,000 shares restricted, common stock on the date that is 15 business days after the maturity date. The interest expense for the year ended December 31, 2015 is $871. During March 2016, the Company issued a total of 1,000,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 with accrued interest of $1,262 with the Note holder. The shares were recorded at a fair value of $12,600 or $0.02 per share (See Note 11).

•

In December 2015, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In the event of the Company's failure to pay the Note in a timely fashion, the Noteholder will receive 100,000 shares restricted, common stock on the date that is 15 business days after the maturity date. The interest expense for the year ended December 31, 2015 is $90.

(3)

At December 31, 2015 and 2014, the balance of $999,580 and $330,277 consisted of the following convertible loans:

•

In September 2011, the Company borrowed $250,000 from a non-related party.  The principal of this loan were to be repaid with a balloon payment on or before October 1, 2012. On October 19, 2012 the parties amended the notes to extend the due date to May 1, 2013 and include a conversion feature that would allow the holders to convert some or all of their outstanding notes into restricted Company stock at a 15% discount to the average closing market price of the Company's stock traded over the previous 10 days. Interest on these loans is payable monthly beginning in November 2011 with interest calculated at 20%. At December 31, 2015 and 2014, the accrued interest payable was $0 and $4,163, respectively.

During year ended December 31, 2014, the Company issued a total of 33,226,382 shares of the company’s restricted stock satisfying principal of the notes in the amounts of $92,000.  The fair value of the shares issued was $177,093 on the dates of conversion.

During year ended 2014, $33,000 of the debt was assigned to non-related parties in the form of a Convertible Redeemable Note bearing interest of 8% annum with a conversion price for each share of Common Stock equal to 55% of the average of the daily volume weighted average prices of the Common Stock for the 3 trading days with the lowest volume weighted average prices during the 15 to 20 trading days immediately preceding the Conversion Date. Following the assignments, the conversions for a total of 9,600,000 shares of the company’s restricted stock were made at the fair value of $65,982 (See Note 7). With the above conversions, at December 31, 2014, one of the Notes was satisfied in full and the remaining balance of the other Note was $100,000 with a fair value of $125,980 at December 31, 2014 and matured on February 3, 2015.  On August 3, 2014 and April 30, 2014, the Company issued 1,000,000 and 500,000 restricted shares, respectively, to each note holder in connection with the amendment of maturity date at a fair value of $9,100 and $1,950, respectively (See note 7).

During June 2015, the conversion for a total of 196,850 shares of the company’s restricted stock was made in satisfying the note in the amount of $25,000 with a fair value of $43,716 (See Note 7). With the conversions during 2013, 2014 and 2015, the remaining balance of the Note was $75,000 with a fair value of $95,998 at December 31, 2015and matured on February 3, 2016.  On February 1, 2015 and August 1, 2015, the Company issued a total of 50,000 restricted shares with a fair value of $10,750 to the note holder in connection with the amendment of maturity date to February 3, 2016 (See Note 7). On February 10, 2016, the balance of $75,000 of was assigned and sold to a non-related party in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on February 10, 2017, unless previously converted into shares of restricted common stock. The convertible note’s holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date (See Note 11).

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

•

On July 8, 2014, the Company issued a Convertible Debenture in the amount of $10,000 to Christopher Castaldo in connection with an agreement for investor relation services (See Note 6). The note carries interest at 8% and is due on January 8, 2015. The note holder has the right to convert the note, until it is no longer outstanding into shares of Common Stock at a price of $.0035. In connection with the issuance of this convertible note payable, the Company encountered a day-one derivative loss of $16,361. At December 31, 2014, this convertible note payable, at fair value, was recorded at $16,303. On January 8, 2015, the conversion for a total of 2,857,143 shares of the company’s restricted stock was made in satisfying the note in full with a fair value of $17,728 (See Note 7).

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

•

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

•

On April 9, 2014, the Company issued a Convertible Debenture in the amount of $20,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 10% and is due on April 9, 2015, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding into shares of Common Stock at a price lesser of $.80, or (ii) fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $16,172. At December 31, 2014, the convertible note payable, at fair value, was recorded at $40,627. During June, 2015, the conversion for a total of 250,000 shares of the company’s restricted stock was made in satisfying the note in full with a fair value of $44,277 (See Note 7).

•

During June 2014, $92,310 of Michael McDonald’s debt was assigned and sold to Coventry in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on June 18, 2015, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $371,772. On June 18, 2014 and July 2, 2014, Coventry made a conversion of 219,535 and 107,337 shares of the company’s restricted stock satisfying $18,462 each (total $36,924) of the note with a fair value of $92,816 and $29,909, respectively. At December 31, 2014, the remaining balance of $55,386, at fair value, was recorded at $110,159 (See Note 5(2) and Note 6). On January 26, 2015, Coventry made a conversion of 461,548 shares of the company’s restricted stock satisfying the remaining of $55,386 of the note with a fair value of $146,912 (See Note 7).During the year ended December 31, 2015, $84,666 of Michael McDonald’s debt was assigned and sold to Coventry in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due in one year from the debt purchase date, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $83,589. During the year ended December 31, 2015, Coventry made the conversions of a total 1,324,341 shares of the company’s restricted stock satisfying the notes in full with a fair value of $201,894.

•

On October 7, 2013, the Company signed a secured convertible Promissory Note in the amount of $35,000 in favor of Southridge Partners II, LLC. The note was due on demand and carries interest at 10% annum. Southridge Partners II, LLC was entitled to convert the principal into shares of common stock  at the lesser of $0.015 or a 50% discount from the lowest closing bid price in the 30 trading days prior to the day that the conversion is requested; and interest accrued  was entitled to convert into shares of common stock at $0.001. In the evaluation of these financing arrangements, the Company concluded that these conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events that are not associated with the convertible note payable. Southridge converted the note in full for a total of 13,349,057 shares of the company’s restricted stock on April 7, 2014. Pursuant to the “reset provision” on the note agreement, an additional 2,373,166 shares of common stocks were issued due to stock price depreciation on the clearing date of April 23, 2014. These shares were valued at fair value of $10,679 and recorded as loss on settlement of debt (See note 7).

•

On March 19, 2014, the Company issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. During the year ended December 31, 2015, the Company recorded the first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014.  The notes carry interest at 8% and are due on the date that is two years from the execution and funding of the note.  The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $18,104. At December 31, 2015 and 2014, these convertible notes payable, at fair value, was recorded at $8,824 and $36,450.

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

•

On August 17, 2015, the principal balance with accrued interest of $70,875 was assigned and sold to Coventry in the form of a Convertible Redeemable Note. At August 17, 2015, the convertible note payable, at fair value, was recorded at $114,759. The Company has recorded loan costs in the amount of $3,250 for the loan origination fees paid at inception date. The total loan cost of $3,250 was fully amortized as of August 17, 2015.   The note carries interest at 8% and is due on August 17, 2016, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $55,279. On August 26, 2015, Coventry made a conversion of 749,625 shares of the company’s restricted stock satisfying $50,000 of the note with a fair value of $128,478. On October 23, 2015, Coventry made a conversion of 451,846 shares of the company’s restricted stock satisfying the remaining of $20,875 of the note in full with a fair value of $44,363 (See Note 7).

•

On August 17, 2015, the Company encountered a penalty of $27,300 in connection with prepayment of the LG note. The Company had Coventry make the payment to LG on behalf the Company and issued a Convertible Debentures in the amount of $27,300 to Coventry. The note carries interest at 8% and is due on August 17, 2016, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $21,293. At December 31, 2015, the convertible notes payable, at fair value, was recorded at $54,452.

•

On February 24, 2015, the Company issued a Convertible Debentures in the amount of up to $250,000 to a non-related party. During the year ended December 31, 2015, the Company received the fund for first three tranche of a total of $100,000.  The note carries one time interest at 12% and is due on the date that is two years from the execution and funding of the note.  The note holders have the right to convert the notes into shares of Common Stock at a price of lessor of (a) 0.40 or (b) sixty percent (60%) of the average of the two lowest closing bid prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $113,952. During August through December 2015, the Note holder made conversions for a total of 1,456,440 satisfying $60,870 of the note with a fair value of $131,125. At December 31, 2015, the convertible note payable, at fair value, was recorded at $106,947 net of debt discount of $2,917. The Company has recorded loan costs in the amount of $8,000 for the loan origination fees paid at inception date. The total loan cost of $8,000 was amortized over the term of the loan.  Amortization for the year ended December 31, 2015 was $5,083.  During January and February 2016, Vista made five conversions for a total of 3,550,000 shares of the company’s restricted stock satisfying $48,444 of the note (See Note 11).

•

During April 2015, the Company issued two Convertible Debentures in the amount of $275,000 each (aggregating $550,000) to two non-related parties. The notes carry interest at 8% and are due on the date that is nine months from the execution and funding of the note.  If paid fully in cash by the maturity date, the amount of repayment is $137,500 for each Note plus accrued interest of 8%. The notes holders have the right to convert the notes into shares of Common Stock at a fixed price of $0.10. In the event of default, $275,000 each (aggregating $550,000) plus interest may be paid in the form of conversion into common stock at the lower of: (i) the 0.10 or (ii) 0.45 multiplied by the lowest bid price of the Common Stock during the ten consecutive trading day period immediately preceding the trading day that the Company receives a notice of conversion. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $274,958.

On December 11, 2015, the principal balance of $137,500 with accrued interest of $7,142 was assigned and sold to Coventry in the form of a Convertible Redeemable Note. The Company encountered a penalty of $28,929 in connection with prepayment of the note. The Company had Coventry make the payment to the note holder on behalf the Company and issued a Convertible Debentures in the amount of $28,929 to Coventry. With these assignments, one of the Notes of $275,000 was paid in full. At December 31, 2015, the remaining balance of convertible notes payable, at fair value, was recorded at $271,805 net of discount of $3,194. During January and March, 2016, the Note holder made a conversion of total of 8,348,252 shares of stocks satisfying $58,753 of notes payable balance (See Note 11).

During April 2015, the Company issued a total of 2,000,000 two year warrants to the notes holders to purchase common stock at an exercise price of $0.35 per share The Company classified embedded conversion features in these warrants as a derivative liability. During December 2015, 1,000,000 warrants were exercised via cashless exercise into 400,000 shares with a fair value of $33,440. The warrants were valued at their fair value of $189,959 and $22,264 respectively using the Black-Scholes method at the commitment and re-measurement dates of April 9, 2015 and December 31, 2015, respectively (See Note 7).

Also, the Company issued a total of 125,000 shares of common stocks in connection with issuance of these convertible notes payable (See Note 7).

The Company has recorded debt discount a total of $232,500 for the warrants issued and origination fees at inception date. The total debt discount was amortized over the term of the loan.  Amortization for the debt discount and loan issuance cost for the year ended December 31, 2015 was $229,305.

At December 31, 2015, the convertible note payable at fair value was recorded at $271,805, net of debt discount of $3,195.

•

Following the assignment, the convertible note payable of $144,642, at fair value, was recorded at $368,468 on December 11, 2015. The note carries interest at 8% and is due on December 10, 2016, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $223,826. On December 15, 2015, Coventry made a conversion of 1,322,751 shares of the company’s restricted stock satisfying $50,000 of the note with a fair value of $112,447 (See Note 7). At December 31, 2015, the convertible notes payable, at fair value, was recorded at $190,447. During January through March, 2016, Coventry made conversions of a total of 5,494,451 shares of the company’s restricted stock satisfying the note in full (See Note 11).

•

Following the assignment of prepayment penalty, the convertible note payable of $28,929, at fair value, was recorded at $73,695 on December 11, 2015. The note carries interest at 8% and is due on December 10, 2016, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $44,766. At December 31, 2015, the convertible notes payable, at fair value, was recorded at $58,214.

•

During December 2015, our President and CEO, Mr. Deitsch, assigned $80,000 of his outstanding loan to a non-related party in the form of a Convertible Redeemable Note. The note carries interest at 4% and is due on December 7, 2016, unless previously converted into shares of restricted common stock. The note holder has the right to convert the note, until is no longer outstanding into shares of Common Stock at eighty-five percent (85%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the five trading days preceding the conversion date including the day upon which the notice of conversion is received by the Company. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $28,791. At December 31, 2015, the convertible notes payable, at fair value, was recorded at $103,369.

•

On December 28, 2015, the Company issued a Convertible Debenture in the amount of $65,000 to a non-related party. The note carries interest at 10% and is due on December 23, 2016, unless previously converted into shares of restricted common stock. The note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price of  sixty percent (60%) of the lowest closing bid prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $54,300. The Company also issued 300,000 shares of common stocks as additional consideration. The Company has recorded debt discount of $15,810 for the fair value of stocks issued on the inception date (See Note 7). At December 31, 2015, the convertible notes payable, at fair value, was recorded at $109,524 net of debt discount of $15,810.

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

7.     STOCKHOLDERS' DEFICIT

Private Placements of Common Stock

During September and October, 2015, the Company sold 1,637,334 shares of restricted common stock to investors at a price per share of $0.06 and received proceeds of $98,240. The Company issued 1,637,334 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on September 30, 2016 (See Note 8).

During August, 2015, the Company sold 30,000 shares of restricted common stock to an investor at a price per share of $0.10 and received proceeds of $3,000. The Company issued 30,000 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on June 30, 2016 (See Note 8).

During May through December, 2015, the Company sold 11,417,666 shares of restricted common stock to investors at a price per share of $0.06 and received proceeds of $685,060. The Company issued 11,417,666 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on June 30, 2016 (See Note 8).

In January 2014, the Company sold 300,000 shares of restricted common stock to an investor at a price per share of $0.20 and received proceeds of $60,000. The Company issued 300,000 warrants to purchase common stock at an exercise price of $1.20 per share. The warrants expire on December 31, 2015(See Note 8).

Shares Issued to Employees and Directors

During July, 2015, the Board of Directors approved a resolution for the issuance of a total of 10,900,000 shares of the Company’s restricted common stock to directors and employees of the Company. The issuance was valued at $2,016,500 ($0.185 per share), which was the fair value of the Company’s common stock on the date of issuance.

During December 2014, the Board of Directors approved a resolution for the issuance of a total of 1,352,300 shares of the Company’s restricted common stock to directors and employees of the Company. The issuance was valued at $324,552 ($0.24 per share), which was the fair value of the Company’s common stock on the date of issuance.

Common Stock Issued for Services

During October 2015, the Company signed an agreement with a consultant for consulting services for three months. In connection with the agreement, 110,000 shares of company’s restricted common stocks were issued with a fair value of $8,305. The issuance was valued at $0.0755 per share.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of company’s restricted common stocks were granted. 1,000,000 shares of Common Stock of the Company were issued on the date of execution of the agreement. 500,000 shares of Common Stock of the Company are to be issued quarterly, beginning on the first day of the third month following the effective date. Cash payment of $3,000 is expected to be paid on a monthly basis. The 2,500,000 shares granted are valued at the end of each quarter until the consultants complete their performance in October 2016. The 2,500,000 shares granted were valued at $0.055 per share which is the stock price at December 31, 2015. The Company recorded an equity compensation charge of $28,906 during the year ended December 31, 2015. The remaining unrecognized compensation cost of $26,594 is related to non-vested equity-based compensation.

During September 2015, the Company signed an agreement with a consultant for investor relation services for three months. In connection with the agreement, 200,000 shares of company’s restricted common stocks were issued. The share was valued at $0.10 per share. The Company recorded an equity compensation charge of $19,800 during the year ended December 31, 2015.

During September 2015, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 250,000 shares of company’s restricted common stocks were issued. The share was valued at $0.12 per share. The Company recorded an equity compensation charge of $7,705 during the year ended December 31, 2015. The remaining unrecognized compensation cost of $22,295 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During September 2015, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 300,000 shares of company’s restricted common stocks were issued. The share was valued at $0.12 per share. The Company recorded an equity compensation charge of $9,246 during the year ended December 31, 2015. The remaining unrecognized compensation cost of $26,754 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During August 2015, the Company signed an agreement with a consultant for investor relation services for six months. In connection with the agreement, 750,000 shares of company’s restricted common stocks were issued. The share was valued at $0.15 per share. The Company recorded an equity compensation charge of $92,935 during the year ended December 31, 2015. The remaining unrecognized compensation cost of $19,565 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During August 2015, the Company signed an agreement with two consultants for investor relation services for six months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.15 per share. The Company recorded an equity compensation charge of $61,957 during the year ended December 31, 2015. The remaining unrecognized compensation cost of $13,043 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During May 2015, the Company signed an agreement with a consultant for investor relation services for one month. In connection with the agreement, 200,000 shares of company’s restricted common stocks were issued with a fair value of $26,000.   The share was valued at $0.13 per share.

During March 2015, the Company issued 1,250,000 shares of the Company’s restricted common stock to a consultant for services for a year. The share was valued at $0.104 per share. The Company recorded an equity compensation charge of $101,773 during the year ended December 31, 2015. The remaining unrecognized compensation cost of $28,227 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

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

During January 2015, the Company issued 250,000 shares of the Company’s restricted common stock to a consultant for services for six months. The share was valued at $0.244 per share. The Company recorded an equity compensation charge of $61,000 during the year ended December 31, 2015.

During December 2014, the Company issued 94,375 shares of the Company’s restricted common stock to sales representatives for services rendered with a fair value of $26,048. The share was valued at $0.276 per share.

During December 2014, the Company issued 50,000 shares of the Company’s restricted common stock to a consultant for services rendered with a fair value of $12,000. The share was valued at $0.24 per share.

During November 2014, the Company issued 50,000 shares of the Company’s restricted common stock to a consultant for services for one year. The share was valued at $0.32 per share. The Company recorded an equity compensation charge of $1,929 during the year ended December 31, 2014 and $14,071 for the year ended December 31, 2015.

During November 2014, the Company issued 125,000 shares of the Company’s restricted common stock to a consultant for services for one year. The share was valued at $0.288 per share. The Company recorded an equity compensation charge of $5,918 during the year ended December 31, 2014 and $30,082 for the year ended December 31, 2015.

During July 2014, the Company signed an agreement with a consultant for investor relation services for seven weeks. In connection with the agreement, 125,000 shares of company’s restricted common stocks were issued with a fair value of $45,500. A $10,000 convertible note convertible at $0.14 per share was also issued (See Note 6).

During May 2014, the Company signed an agreement with a consultant for investor relation services for one month. In connection with the agreement, 125,000 shares of company’s restricted common stocks were issued with a fair value of $18,500. A $10,000 convertible note convertible at $0.14 per share was also issued (See Note 6)

During June 2014, the Company issued 125,000 shares of the Company’s restricted common stock to a consultant for services for one year. The share was valued at $0.34 per share. The Company recorded an equity compensation charge of $22,938 during the year ended December 31, 2014 and $19,561 for the year ended December 31, 2015.

During August, 2013, the Company issued a total of 150,000 shares of the Company’s restricted common stock to two consultants for investor relation services for six months. The shares were valued at $0.692 per share. The Company recorded an equity compensation charge of $70,902 during the four months ended December 31, 2013, and the remaining compensation cost of $32,899 was recognized by the Company during the year ended December 31, 2014.

During August, 2013, the Company issued 50,000 shares of the Company’s restricted common stock to a consultant for investor relation services for one year. The shares were valued at $0.48 per share. The Company recorded an equity compensation charge of $8,351 during the four months ended December 31, 2013 and the remaining compensation cost of $15,649 was recognized by the Company during the year ended December 31, 2014.

During August, 2013, the Company issued 50,000 shares of the Company’s restricted common stock to a consultant for consulting services for six months. The shares were valued at $0.224 per share. The Company recorded an equity compensation charge of $8,446 during the four and one half months ended December 31, 2013, and the remaining compensation cost of $2,754 was recognized by the Company during the year ended December 31, 2014.

During February, 2013, the Company issued 200,000 shares of the Company’s restricted common stock to a consultant for investor relation services for a year. The shares were valued at $0.32 per share. The Company recorded an equity compensation charge of $61,019 during the year ended December 31, 2013. The remaining compensation cost of $2,981 was recognized by the Company during the year ended December 31, 2014.

Common Stock Issued for Debt Modification

During February and August, 2015, the Company amended the maturity dates for notes of $100,000 from a non-related party to August 3, 2015 and February 3, 2016, respectively. The Company issued 25,000 restricted shares each (total 50,000 shares) to the note holder per the amendment. The shares were valued at a fair value of $7,000 and $3,750, respectively (See Note 6).

During February 2015, the Company issued a total of 25,000 restricted shares to the Michael McDonald Trust due to the default on repayment of the promissory note of $75,000. The shares were valued at a fair value of $6,000 (See Note 6).

On August 1, 2014, the Company amended the maturity dates of notes $100,000 from a non-related party to February 3, 2015. The Company issued a total of 25,000 restricted shares to the note holder per the amendment. The shares were valued at a fair value of $9,100 (See note 6).

On April 30, 2014, the Company amended the maturity dates of notes $75,000 from a non-related party to November 3, 2014. The Company issued a total of 12,500 restricted shares to the note holder per the amendment. The shares were valued at a fair value of $1,950 (See note 6).

On January 17, 2014, the Company issued a total of 25,000 restricted shares to the Michael McDonald Trust due to the default on repayment of the promissory note of $75,000. The shares were valued at a fair value of $9,900(See Note 6).

Common Stock Issued with Debts

In December 2015, in connection with the issuance of a convertible note to a non-related party in the amount of $65,000 which is due in one year from the funding of the note. The Company also issued a total of 300,000 shares of common stock with a fair value of $15,810 as part of the agreement (See Note 6).

During December 2015, 1,000,000 warrants were exercised via cashless exercise into 400,000 shares with a fair value of $33,440 (See Note 6 and 8).

In April 2015, in connection with the issuance of two notes to two non-related Parties in the amount of $550,000 which is due in nine months from the funding of the note. The Company also issued a total of 125,000 shares of common stocks as part of the agreement (See Note 6).

In August 2014, in connection with the issuance of this promissory note to Michael McDonald Trust in the amount of $75,000 which is due in six months from the funding of the note, the Company issued 50,000 shares of the Company's common stocks. The Company has recorded a debt discount in the amount of $15,665 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $15,665 was amortized over the term of the debt.  Amortization for the year ended December 31, 2014 was $13,054 (See Note 6).

Common Stock Held in Escrow

On July 27, 2011 the Company issued 5,714,286 shares of free trading common stock in certificate form which is held in escrow as security under an agreement reached with Liquid Packaging Resources, Inc.  (“LPR”) on August 2, 2011(See Note 4 and 6).

Common Stock Issued for Settlement of Accounts Payable & Debt

Following the assignment of debt of $144,642 on December 15, 2015, Coventry made a conversion of 1,322,751 shares of the company’s restricted stock satisfying $50,000 of the note with a fair value of $112,447 (See Note 6).

Following the assignment of LG’s debt of $70,875 in August 2015, Coventry made a conversion of a total of 749,625 shares of the company’s restricted stock satisfying $50,000 of the note with a fair value of $128,478. On October 23, 2015, Coventry made another conversion of 451,846 shares of the company’s restricted stock satisfying the remaining of $20,875 of the note in full with a fair value of $44,363 (See Note 6).

During October 2015, the Company issued 2,200,000 shares of the company’s restricted stock and 2,200,000 warrants (See Note 4) to settle the outstanding commissions’ payable in aggregate of $77,000 with TCN. The shares were valued at $0.1035 per share and the warrants were valued at $0.0475 per share. The Company recorded a loss of $255,215 as a selling expense during the year ended December 31, 2015.

During August through December 2015, one Note holder made conversions for a total of 1,456,440 satisfying $60,870 of the note with a fair value of $131,125(See Note 6).

Date	Number of shares converted	Fair Value of Debt Converted
8/28/2015	300,000	36,000
9/29/2015	300,000	22,037
11/2/2015	300,000	25,239
12/3/2015	275,000	22,645
12/8/2015	281,440	25,203

During July 2015, the Company issued a total of 4,400,000 shares of the company’s restricted stock and 4,400,000 warrants (See Note 4) to settle the outstanding commissions’ payable in aggregate of $59,000 with TCN. The shares were valued at $0.185 per share and the warrants were valued at $0.1009 per share. The Company recorded a loss of $1,198,773 as a selling expense during the year ended December 31, 2015.

During June 2015, the Company issued a total of 150,000 shares of the company’s restricted stock to settle the outstanding legal fees in aggregate of $15,000 with a vendor. The shares were recorded at a fair value of $28,500 or $0.19 per share.

Following the assignment of Michael McDonald’s debt of $84,666 in the year ended December 31, 2015, Coventry made the following conversions of a total of 1,324,341 shares of the company’s restricted stock satisfying the notes in full with a fair value of $201,894 (See Note 6).

Date	Number of shares converted	Fair Value of Debt Converted
4/20/2015	489,964	$60,034
6/03/2015	453,000	$68,392
6/22/2015	381,377	$73,468

During June 2015, one of the convertible Notes holders made the conversion of 196,850 shares of the company’s restricted stock satisfying the notes in the amount of $25,000 with a fair value of $43,716 (See Note 6).

During June, 2015, Coventry made the conversion for a total of 250,000 shares of the company’s restricted stock in satisfying the note of $20,000 in full with a fair value of $44,277 (See Note 6).

During January 2015, Mr. Deitsch accepted a total of 125,000 shares of the Company’s restricted common stock as a repayment to discharge $10,000 of his outstanding loan to the Company (See Note 5). The shares were valued at the note payable amount due to the fact that it was a related party transaction.

During January 2015, Castaldo converted for a total of 71,429 shares of the company’s restricted stock, with a fair value of $17,428 (See Note 6).

Following the assignment of Michael McDonald’s debt of $92,310 in June 2014, Coventry made the following conversions of a total of 788,419 shares of the company’s restricted stock satisfying $92,310 of the note with a fair value of $269,637 (See Note 6).

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

During June, August and October 2014, the Company issued a total of 4,500,000 shares of the company’s restricted stock to settle the outstanding commissions’ payable in aggregate of $300,000 with TCN. The shares were valued at a range from $0.224 to $0.396 per share. The Company recorded a loss of $1,164,000 as a selling expense during the year ended December 31, 2014(See Note 4).

During May and June, 2014, the two convertible Notes holders made the following conversions of a total of 830,659 shares of the company’s restricted stock satisfying the notes in the amount of $92,000 with a fair value of $177,093 on the dates of conversions (See Note 6).

Date	Number of shares converted	Fair Value of Debt Converted
5/30/2014	588,235	$79,632
6/16/2014	113,636	$45,820
6/14/2014	128,788	$51,641

During February and June, 2014, $23,000 and $10,000 of the convertible notes were assigned to third parties with a conversion price at $0.20 and $0.08 per share, respectively. The conversions for a total of 240,000 shares of the company’s restricted stock were made as followings in satisfying the notes of $33,000 at the fair value of $65,982 (See Note 6).

Date	Number of shares converted	Fair Value of Debt Converted
2/10/2014	115,000	$30,726
6/14/2014	125,000	$35,256

Following the agreements with Coventry Enterprises, LLC (see Note 6) for $100,000 and $70,000 in September 2013, Coventry made the following conversions for a total of 1,286,516 shares of the company’s restricted stock during the year ended December 31, 2014 satisfying the Notes in full (See note 6):

Date	Number of shares converted	Fair Value of Debt Converted
3/11/2014	584,416	$187,119
3/12/2014	389,610	$123,641
6/12/2014	312,490	$103,142

On April 10, 2014, Mr. Deitsch accepted a total of 1,250,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan to the Company (See note 5). The shares were valued at the note payable amount due to the fact that it was a related party transaction.

Stock Split

On April 20, 2015, the Company declared a 1 for 40 reverse common stock split to stockholders. The Stock Split was effectuated on May 18, 2015 based upon filing the appropriate documentation with FINRA. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

8.     STOCK OPTIONS AND WARRANTS

Common Stock Warrants

During July 2015, the Company issued a total of 4,400,000 shares of the company’s restricted stock and 4,400,000 warrants to settle the outstanding commissions’ payable in aggregate of $59,000 with TCN. The shares were valued at $0.185 per share and the warrants were valued at $0.1009 per share. The warrants expire on June 30, 2016 (See Note 7).

During April 2015, the Company issued a total of 2,000,000 warrants to purchase common stock at an exercise price of $0.35 per share in connection with issuance of two convertible notes payable. The warrants expire on April 14, 2017 (See Note 7).

During April, 2014, the Company issued a total of 100,000 warrants to purchase common stock at an exercise price of $1.00 per share in connection with issuance of a convertible note payable to Coventry. The warrants expire on April 9, 2019 (See Note 7).

From time to time, we issue warrants to purchase our common stock. These warrants have been issued for cash in conjunction with the private placement of shares of our common stock.

During December 2015, 1,000,000 warrants were exercised via cashless exercise into 400,000 shares with a fair value of $33,440 (See Note 7).

During September and October, 2015, the Company issued 1,637,334 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on September 30, 2016 (See Note 7).

During May through December, 2015, the Company issued 11,447,666 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expire on June 30, 2016 (See Note 7).

During January 2014, the Company issued a total of 300,000 warrants to purchase common stock at an exercise price of $1.20 per share in connection with the private placement offerings. The warrants expired on December 31, 2015.

During December 2013, the Company issued a total of 250,000 warrants to purchase common stock at an exercise price of $1.20 per share in connection with the private placement offerings. The warrants expired on December 31, 2015.

During October and November 2013, the Company issued a total of 25,000 warrants to purchase common stock at an exercise price of $4.00 per share in connection with the private placement offerings. The warrants expired on December 31, 2014.

On September 16, 2013, the Company issued 625,000 warrants to purchase stock at an exercise price of $1.20 in connection with settlement of an outstanding account payable. The warrants expired on December 31, 2014.

During June, 2013, 625,000 warrants to purchase stock at an exercise price of $4.00 per share were issued to CEO, Mr. Deitsch in exchange of notes payable. The warrants expired on December 31, 2014 (See Note 5).

250,000 warrants to purchase stock at an exercise price of $4.00 per share were issued to CEO, Mr. Dietsch in December 2012. The warrants expired on December 31, 2014.

In the fourth quarter 2012, the Company issued a total of 441,250 warrants to purchase common stock at an exercise price of $4.00 per share in connection with the private placement offerings. The warrants expired on December 31, 2014.

In the third quarter 2012, The Company issued a total of 675,000 warrants to purchase common stock at an exercise price of $4.00 per share in connection with a private placement offering. The warrants expired on December 31, 2014.

During November 2011, the Company issued a total of 41,667 warrants to purchase common stock at an exercise price of $6 per share in connection with the private placement offerings. The warrants expired on November 8, 2015.

During January 2011, the Company issued a total of 25,000 warrants to purchase common stock at an exercise price of $4.00 per share in connection with the private placement offerings. The warrants expired on December 31, 2014.

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the years ended December 31, 2015 and 2014:

	Number Of shares	Weighted average exercise price
Balance December 31, 2013	3,872,917	$1.94
Exercised	-	-
Issued	400,000	$1.2
Forfeited	(2,666,250)	-
Balance December 31, 2014	1,606,667	$1.92
Exercised	(1,000,000)	-
Issued	21,685,000	$1.11
Forfeited	(591,667)	-
Balance December 31, 2015	21,700,000	$0.95

The following table summarizes information about fixed-price warrants outstanding as of December 31, 2015 and 2014:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2015	$0.20-6.0	21,700,000	0.70 years	$0.95
2014	$0.40-1.20	1,606,667	2.76 years	$1.92

As of December 31, 2015, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.055, closing stock price of our common stock on December 31, 2015. There were no in-the-money warrants at December 31, 2015.

9.     INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2015 and 2014, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 5.5% for Florida State Corporate Taxes, the blended rate used was 37.63%), are approximately as follows:

	December 31,
	2015	2014
Computed “expected” tax expense (benefit) - Federal	$(1,777,507)	$(813,848)
Computed “expected” tax expense (benefit) - State	(304,273)	(139,314)
Permeate differences	1,874,050	797,895
Change in valuation allowance	207,730	155,267
	$-	$-

	2015	2014
Current portion of net deferred income tax assets:
Accrued salary	$207,730	$155,267
Valuation allowance	(207,730)	(155,267)
Current net deferred income tax asset	$-	$-

Non- current portion of net deferred income tax asset
Net operating loss carryforwards	$12,143,139	$11,257,975
Valuation allowance	(12,143,139)	(11,257,975)
Non-current net deferred income tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have provided a valuation allowance to fully reserve such assets.

As of December 31, 2015, the Company has net operating loss carryforwards of approximately $32,270,000 available to offset future taxable income in various years through December 31, 2034.  The significant difference between such net operating loss carryforwards and our accumulated deficit of approximately $17,782,000 results primarily from stock based compensation and debt settlements which are considered to be permanent differences.

The valuation allowances increased by approximately $207,000 and $155,000 for the years ended December 31, 2015 and 2014, respectively. The Company’s 2012 to 2015 tax returns are subject to examination by Internal Revenue Services and State Taxing Agency’s.

10.     COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2013, Nutra Pharma entered into an operating lease for monthly payments of approximately $3,500 for three years and expired in January 2016. In February 2016, Nutra Pharma entered into a new operating lease for monthly payments of approximately $3,200 for three years and expires in February 2019.  ReceptoPharm leases a lab and renewed its operating lease agreement for five years in July of 2012. The lease requires monthly payments of approximately $6,400 from August 1, 2012 through August 1, 2017. The lease was renewed in February 2016 for another five years beginning August 1, 2017.

Future minimum payments under these lease agreements, including the extension period, are approximately as follows:

Years ended December 31,	Total
2016	115,688
2017	121,433
2018	126,494
2019	88,513
Thereafter	233,861
$685,989

Rent expense in 2015 and 2014 approximated $126,339 and $119,215, respectively.

The Company sublets approximately 3779 square feet of its space to Nationwide Laboratory Services, Inc. for one year started from April 2015. The rent for the first three months is $1,500 for the first three months, and then the rent will be increased by $100 per month until the sum of $2,200 per month is attained. During the year ended December 31, 2015, the Company recorded a rental income of $27,564 which included the rent and utilities.

Consulting Agreements

During July 2015, the Company signed an agreement with a consulting company for consulting services for five years. In connection with the agreement, 500,000 shares of company’s restricted common stocks and a one year note of $50,000 with 8% interest were granted. The share was valued at $0.18 per share. The stocks and note payable have not been issued as of December 31, 2015. The Company has accrued the $142, 500 in accrued expense as of December 31, 2015.

During July 2015, the Company signed an agreement with a consultant for investor relation services for two months. In connection with the agreement, 400,000 shares of company’s restricted common stocks were granted with a fair value of $84,000.   The share was valued at $0.21 per share. During August 2015, the Company signed an extension agreement with the consultant for a month. In connection with the agreement, 200,000 shares of company’s restricted common stocks were issued with a fair value of $32,000. The share was valued at $0.16 per share.  The stocks have not been issued as of December 31, 2015.  The Company has accrued the $116,000 in accrued expense and recorded as an equity compensation charge during the year ended December 31, 2015.

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

On June 1, 2015, the parties executed a settlement agreement whereby ReceptoPharm would pay the Plaintiffs a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015. The settlement requires 32 subsequent monthly $10,000 payments to be made on the 15th of every month. Payments were made in September through December, 2015. In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000. As of December 31, 2015, the Company has accrued the legal settlement amount at present value of $243,164 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of December 31, 2015, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action which, if successful, would avoid the case being converted into an actual bankruptcy action. On September 30, 2013, the Company entered into a Settlement Agreement with the Petitioners, which is effective upon the court dismissal of the action.  In full and final satisfaction of all claims, the Company settled the Agreement with the Petitioners for a total sum of $350,000.  $35,000 was made during the year ended December 31, 2013 and a second lump sum payment was due within 8 months from February 12, 2014, the date the court dismissed the action.  The Parties executed mutual releases exclusive of releases under the Settlement Agreement. On October 21, 2014 we received a Notice of Default from the Petitioners' counsel. We have responded to the notice and will be seeking remedies to the alleged default. As of December 31, 2015, the Petitioner's claims and accruals for a total of $1,085,468 that have passed the statute of limitation were written off, included in the amount was the accrued salary of $815,747, officer’s loan and accrued interest for $129,466, salary and payroll tax payable of $140,255. Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, the Company has accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income (See Note 4 and 5).

11.     SUBSEQUENT EVENTS

Notes payable

In January 2016, the Company issued a promissory note to a non-related party in the amount of $100,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 68,000 shares of the Company's common stocks.

In January 2016, the Company issued a promissory note to a non-related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 350,000 shares of the Company's common stocks.

In February 2016, the Company issued a promissory note to a non-related party in the amount of $50,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note.

Convertible Notes Payable

On February 10, 2016, the balance of $75,000 of a convertible note payable to a non-related party was assigned and sold in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on February 10, 2017, unless previously converted into shares of restricted common stock. The convertible note’s holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date (See Note 6). During March 2016, the Note holder made a conversion of 6,696,428 shares of the company’s restricted stock satisfying the note in full.

On February 19, 2016, the Company received the fund of a total of $50,000 pursuant to the agreement signed on February 24, 2015 in which the Company issued a Convertible Debentures in the amount of up to $250,000 to a non-related party. The note carries one time interest at 12% and is due on the date that is two years from the execution and funding of the note.  The note holders have the right to convert the notes into shares of Common Stock at a price of lessor of (a) 0.40 or (b) sixty percent (60%) of the average of the two lowest closing bid prices of the Company’s Common Stock for the twenty trading days preceding the conversion date.

On March 3, 2016, the Company issued a Convertible Debenture in the amount of $100,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 8% and is due on March 3, 2017, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding into shares of Common Stock at a price fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. In connection with the issuances of the Note, the Company also granted five-year warrants purchasing an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.03 per share.

On March 3, 2016, the Company issued an additional Convertible Debenture in the amount of $100,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 8% and is due on March 3, 2017. The Note was paid for by the issuance of an offsetting $100,000 secured note (Back End Note) issued to the Company by Coventry provided that prior to conversion of the Note, Coventry must have paid off the Note in cash. Coventry promises to pay the Company $100,000 no later than the earlier of (i) September 3, 2016. Or (ii) such time as has a resale registration statement covering the shares issuable upon conversion of the $100,000 back end note dated March 3, 2016 declared effective. The back end note was secured by assets with a fair market value of not less than $100,000.

Common Stock Issued for Debt Conversions

During January and February 2016, Vista made five conversions for a total of 3,550,000 shares of the company’s restricted stock satisfying $48,444 of the note (See Note 6).

During January through March, 2016, the Note holder made a conversion of total of 8,348,252 shares of stocks satisfying $58,753 of notes payable of $275,000 originated in April 2015(See Note 6).

During January through March, 2016, Coventry made conversions of a total of 5,494,451 shares of the company’s restricted stock satisfying the note in full (See Note 6).

Settlement of Notes payable

During March 2016, the Company issued a total of 1,000,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 with accrued interest of $1,262 with the Note holder. The shares were recorded at a fair value of $12,600 or $0.02 per share (See Note 6).

Bridge Financing

The Company entered into a loan agreement with Greentree Financial Group, Inc. (“Greentree”) in connection with a bridge financing transaction, consisting of certain unsecured convertible promissory notes in principal amount up to $250,000, the first tranche of which is in principal amount of $50,000  matures in one year from the funding of the Note. The conversion price is lower of $0.10 per share or 60% of the average of the three lowest lowest volume weighted average prices for the ten consecutive trading days immediately prior to but not including the conversion date. The Company also issued three-year warrants to purchase 2,000,000 shares of the Company’s common stock.

Consulting agreements

During April 2016, the Company signed an agreement with a consulting company for consulting services for six months. In connection with the agreement, 700,000 shares of company’s restricted common stocks and a Convertible Promissory Note of $40,000 with annual interest rate of 12% and conversion price of $0.10 per share or 60% of the average of the three lowest volume weighted average prices for the ten consecutive trading days immediately prior to but not including the conversion date, whichever is lower, were issued on the date of execution of the agreement.

During April 2016, the Company signed an agreement with a consulting company for consulting services for a fee of $80,000. In connection with the agreement, the Company issued two convertible promissory notes in principal amount of $20,000 and $60,000, respectively, with annual interest rate of 12% and conversion price of $0,10 per share or 60% of the average of the three lowest volume weighted average prices for the ten consecutive trading days immediately prior to but not including the conversion date, whichever is lower.  The three-year warrants to purchase 2,000,000 shares of the Company’s common stock with an exercise price of $0.05 per share were also issued.

Private Placement

During March 2016, the Company sold 916,667 shares of restricted common stock to investors at a price per share of $0.06 and received proceeds of $55,000. The Company issued 916,667 warrants to purchase common stock at an exercise price of $0.10 per share.