Form 10-Q
period 2016-03-31
NUTRA PHARMA CORP
filed 2016-05-27
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission file numbers 000-32141

NUTRA PHARMA CORP.

(Name of registrant as specified in its charter)

California	91-2021600
(State or Other Jurisdiction of Organization)	(IRS Employer Identification Number)

12538 West Atlantic Blvd., Coral Springs, Florida	33071
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 26, 2016, there was 106,894,580 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending March 31, 2016, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$3,256	$6,890
Accounts receivable	25,238	21,990
Inventory	52,923	54,034
Prepaid expenses and other current assets	173,019	266,579
Total current assets	254,436	349,493

Property and equipment, net	16,854	18,986
Other assets	15,550	19,164
Total assets	$286,840	$387,643

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$889,569	$842,024
Accrued expenses	1,163,762	1,130,271
Due to officers	84,507	146,770
Derivative warrant liability	62,424	142,556
Other debt, net of debt discount of $44,507 and $46,523, respectively	1,793,483	1,492,369
Total current liabilities	3,993,745	3,753,990
Convertible debts	137,614	60,870
Legal settlement liability, long term portion	121,337	147,179
Total liabilities	4,252,696	3,962,039

Commitments and Contingencies (See Note 9)	-	-

Stockholders' deficit:

Common stock, $0.001 par value, 2,000,000,000 shares authorized:106,194,580 and 79,770,782 shares issued and outstanding at March 31, 2016 and December 31, 2015	106,195	79,771
Additional paid-in capital	46,914,556	46,257,619
Accumulated deficit	(50,986,607)	(49,911,786)
Total stockholders' deficit	(3,965,856)	(3,574,396)
Total liabilities and stockholders' deficit	$286,840	$387,643

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net sales	$37,387	$120,998
Cost of sales	7,474	25,054
Gross profit	29,913	95,944

Operating expenses:
Selling, general and administrative - including stock based compensation of $70,111 and $79,323, respectively	384,524	388,732
Total other costs and expenses	384,524	388,732
Net Loss from Operations	(354,611)	(292,788)

Other Expenses
Rental Income	7,409	-
Interest expense	(63,167)	(52,956)
Change in fair value of derivatives	(682,624)	(18,270)
Gain (loss) on settlement of debt, net	18,172	-
Other Expenses	(720,210)	(71,226)
Net loss before income taxes	(1,074,821)	(364,014)
Provision for income taxes	-	-
Net loss	$(1,074,821)	$(364,014)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	90,933,054	38,274,788

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Cash collected from customers	$63,696	$313,260
Cash paid for commission	(15,000)	(150,433)
Cash paid to suppliers	(3,501)	(15,919)
Cash paid to employees	(29,702)	(35,231)
Interest paid	(19,185)	(12,874)
Loan origination fees paid	-	(7,500)
Other operating cash payments	(269,451)	(208,277)
Cash collected from rental income	7,409	-
Net cash used in operating activities	(265,734)	(116,974)

Cash flows from investing activities:
Acquisition of property and equipment	-	(718)
Net cash used in investing activities:	-	(718)

Cash flows from financing activities:
Common stock sold for cash	55,000	-
Loans from officers	9,901	1,720
Repayment of officers loans	(74,905)	(54,000)
Repayments of notes payable-related party	(15,000)	(20,000)
Proceeds from convertible notes, net of debt discount and loan issuance cost of $10,870 and $7,250, respectively	150,000	115,000
Proceeds from other notes payable, net of debt discount of $0 and $54,000, respectively, and loan issuance cost of $0 and $10,130, respectively	200,000	147,370
Repayments of other notes payable	(62,896)	(87,818)
Net cash provided by financing activities	262,100	102,272

Net decrease in cash	(3,634)	(15,420)

Cash - beginning of period	6,890	15,530

Cash - end of period	$3,256	$110

Reconciliation of net loss to net cash used in operating activities:
Cash flows from operating activities:
Net loss	$(1,074,821)	$(364,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt	(18,172)	-
Depreciation	2,132	4,104
Stock-based compensation	70,111	79,323
Stock issued for loan extension and accounts payable	-	13,000
Change in fair value of derivative	682,624	18,270
Amortization of loan discount	24,769	23,706
Changes in operating assets and liabilities:
Increase in accounts receivables	(3,248)	(9,824)
Decrease (Increase) in inventory	1,111	(1,382)
Increase in prepaid expenses and other assets	63	12,650
Increase in accounts payable	47,544	111,295
Increase (Decrease) in accrued expenses	2,153	(4,102)
Net cash used in operating activities	(265,734)	(116,974)

Supplemental Cash Flow Information:
Cash paid for interest	$(19,185)	$(12,874)
Non cash Financing and Investing:
Note issued in settlement of notes and accounts payable	$19,900	$-
Shares issued to satisfy debt	$633,076	$164,340
Shares issued to satisfy debt-related party	$-	$10,000
Discounts on notes payable	$11,885	$-

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Notes to Condensed Consolidated Unaudited Financial Statements

March 31, 2016

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

Basis of Presentation and Consolidation

The Condensed Consolidated Unaudited Financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year. Therefore, the interim Condensed Consolidated Unaudited Financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K.

The accompanying Condensed Consolidated Unaudited Financial Statements include the results of Nutra Pharma and its wholly-owned subsidiaries Designer Diagnostics Inc. and ReceptoPharm (collectively “the Company”, “us”, “we” or “our”). We operate as one reportable segment. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern

Our Condensed Consolidated Unaudited Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $50,986,607 at March 31, 2016. In addition, we had respective working capital and stockholders’ deficits at March 31, 2016 of $3,739,309 and $3,965,856, respectively.

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

As of March 31, 2016, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

The Company collects 100% of the cash proceeds from the sale of its product by its distributor, remits a portion of the cash proceeds received back to the distributor and records the sale on a net basis. In the three months ended March 31, 2016, the Company collected $63,696 in gross receipts and recorded $37,387 as net sales.

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

Inventories

Inventories, which are stated at the lower of average cost or market, and consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand.  If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs are charged to cost of goods sold.  We performed evaluations of our inventory during the three months ended March 31, 2016 and determined no allowances need to be recorded.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the three months ended March 31, 2016, no customers accounted for more than 10% of the Company’s total revenues.

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

Property and Equipment and Long-Lived Assets

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 3–7 years.

Property and equipment consists of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Computer equipment	$24,208	$24,208
Furniture and fixtures	34,757	34,757
Lab equipment	42,129	42,129
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	203,539	203,539
Less: Accumulated depreciation	(186,685)	(184,553)
Property and equipment, net	$16,854	$18,986

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At March 31, 2016, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the three months ended March 31, 2016 and 2015 was $2,132 and $4,104, respectively.

Advertising

All advertising costs are expensed as incurred.  Advertising costs were approximately $500 and $2,016 for the three months ended March 31, 2016 and 2015, respectively.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position.  As of March 31, 2016, we do not believe we have a need to record any liabilities for  uncertain tax positions or provisions for interest or penalties related to such  positions.

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

On July 18, 2015, the Company received a notice of penalty charge of $35,296 from IRS for failure to file Forms W-2 for tax period ended at December 31, 2011. During February 2016, the Company signed a payment agreement to pay the penalty. No installment payments have been made as of March 31, 2016.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of March 31, 2016 and 2015, the following items were not included in dilutive loss as the effect is anti-dilutive:

	March 31, 2016	March 31, 2015
Options and warrants	25,116,667	1,606,667
Convertible notes payable	66,735,660	4,046,721
Total	91,852,327	5,653,388

Reclassifications

Certain amounts in the 2015 Condensed Consolidated Unaudited Financial Statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We have adopted the provisions of this ASU for the three months ended March 31, 2016.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing “The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

2.     FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value as of March 31, 2016 and December 31, 2015:

	Fair Value Measurements at March 31, 2016
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$62,424	$-	$-	$62,424
Convertible notes at fair value	$1,285,240	$-	$-	$1,285,240

	Fair Value Measurements at December 31, 2015
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$142,556	$-	$-	$142,556
Convertible notes at fair value	$1,021,501	$-	$-	$1,021,501

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the three months ended March 31, 2016 for the warrants:

Description	March 31, 2016
Beginning balance	$142,556
Purchases, issuances, and settlements	48,747
Day one loss on value of hybrid instrument	-
Total gain included in earnings (1)	(128,879)
Ending balance	$62,424

(1)   The gain or loss related to the revaluation of our warrant liability is included in “Change in fair value of derivatives” in the accompanying consolidated statement of operations.

The Company values its warrants using a Dilution-Adjusted Black-Scholes Model.  Assumptions used include (1) 0.18% to 1.21% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 195.8% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of March 31, 2016:

				Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Anti-Dilution Adjusted Price	%	Look-back Period
2016	$618,162	4%-12%	n/a	$0.001-$0.20	50%-85%	10 to 20 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the three months ended March 31, 2016 for the Convertible Notes:

March 31, 2016
Description
Beginning balance	$1,021,501
Purchases, issuances, and settlements	160,870
Day one loss on value of hybrid instrument	250,420
Loss from change in fair value	485,525
Conversion to common stock	(633,076)
Ending balance	$1,285,240

3.     INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis. At March 31, 2016 and December 31, 2015, inventories were as follows:

	March 31, 2016	December 31, 2015
Raw Materials	$29,216	$29,216
Finished Goods	23,707	24,818
Total Inventories	$52,923	$54,034

The Company regularly reviews inventory quantities on hand.  If necessary, the Company records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs and write-offs are charged to cost of goods sold.  We performed evaluations of our inventory at March 31, 2016, the Company did not experience any write downs or write offs.

4.     SETTLEMENT OF ACCOUNTS AND NOTE PAYABLE

During March 2016, the Company issued a total of 1,000,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 with accrued interest of $1,262 with the Note holder. The shares were recorded at a fair value of $19,900 or $0.0199 per share (See Note 6 and 7). The Company recorded a loss of $8,638 during the three months ended March 31, 2016.

On February 10, 2016, the Note holder of a convertible loan of $75,000 with a fair value of $101,810 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note. The Company has recorded a gain of $26,810 in connection with this debt sale (See Note 6 and 7).

5.     DUE TO OFFICERS

At March 31, 2016 and December 31, 2015, the balance due to officer and the Companies owned by him  is $84,507 and $146,770, respectively. The loan is an unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. During the three months ended March 31, 2016, we borrowed $9,901 and repaid $74,905 to Mr. Deitsch and the Companies owned by him. Subsequent to March 31, 2016 and through May 26, 2016, the Company borrowed $104,000 and repaid $12,000 to its President, Rik Deitsch and the Companies owned by him (See Note 10).

6.     OTHER DEBT

Other debt (Both short-term and long term) consists of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Note payable – Related Party (1)	$20,000	$35,000
Notes payable – Non Related Parties (Net of discount of $21,513 and $24,602, respectively) (2)	648,852	518,659
Convertible notes payable, at fair value (Net of discount of $22,994 and $21,921, respectively) (3)	1,262,245	999,580
Ending balances	$1,931,097	$1,553,239

(1)

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. We repaid $15,000, during the three months ended March 31, 2016. At March 31, 2016 and December 31, 2015, we owed this director principal balance of $20,000 and $35,000, respectively.  At March 31, 2016 and December 31, 2015, we owed this director accrued interest of $194,211 and $187,576, respectively.

(2)

At March 31, 2016, the balance of $648,852 consisted of the following loans:

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

•

As of March 31, 2016, the Company owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to the Company.

•

On November 5, 2015, the Company received a loan for a total of $150,000 from a non-related party. The loan is repaid through scheduled payments through November 2, 2016 along with interest on average 15% annum. The Company has recorded loan costs in the amount of $12,375 for the loan origination fees paid at inception date. The total loan cost of $12,375 was amortized over the term of the loan.  Amortization for the three months ended March 31, 2016 was $3,095.  As of March 31, 2016, repayment of $53,468 was made. The interest expense for the three months ended March 31, 2016 is $9,617. As of March 31, 2016, the principal balance of the loan net of discount is $89,312.

•

During November, 2015, the Company entered a Revenue Based Factoring Agreement with Qualified Merchant Group, Inc. (“QMG”). QMG purchased $67,500 of the Company’s future receipts for $50,000. In exchange for the purchased amount, the Company authorized QMG to ACH debit $459 daily from the Company’s bank account until QMG has received the purchase amount of $67,500. The loan is under personal guarantee by our President and CEO, Rik Deitsch.  The Company has recorded debt discount of $17,500 at inception date. The debt discount was amortized over the term of the loan.  The debt discount as of March 31, 2016 and December 31, 2015 was $6,909 and $14,287, respectively. Amortization for the debt discount for the three months ended March 31, 2016 was $7,378.  At March 31, 2016, the principal balance of the loan net of discount is $19,740.

•

In August 2015, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In the event of the Company's failure to pay the Note in a timely fashion, the Noteholder will receive 100,000 shares restricted, common stock on the date that is 15 business days after the maturity date. The accrued interest as of March 8, 2016 was $1,262. On March 8, 2016, the Company issued a total of 1,000,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 with accrued interest of $1,262 with the Note holder. The shares were recorded at a fair value of $19,900 or $0.0199 per share (See Note 4 and 7). The Company recorded a loss of $8,638 during the three months ended March 31, 2016.

•

In December 2015, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In the event of the Company's failure to pay the Note in a timely fashion, the Noteholder will receive 100,000 shares restricted, common stock on the date that is 15 business days after the maturity date. The interest expense for the three months ended March 31, 2016 is $607.

•

In January 2016, the Company issued a promissory note to a non-related party in the amount of $100,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 68,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $2,969 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $2,969 will be amortized over the term of the debt.  Amortization for the three months ended March 31, 2016 was $1,500. The interest expense for the three months ended March 31, 2016 is $5,733. At March 31, 2016, the principal balance of the loan net of discount is $98,531.

•

In January 2016, the Company issued a promissory note to a non-related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 350,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $8,915 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $8,915 will be amortized over the term of the debt.  Amortization for the three months ended March 31, 2016 was $3,000. The interest expense for the three months ended March 31, 2016 is $2,200. At March 31, 2016, the principal balance of the loan net of discount is $44,087.

•

In February 2016, the Company issued a promissory note to a non-related party in the amount of $50,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. The interest expense for the three months ended March 31, 2016 is $778.

(3)

At March 31, 2016, the balance of $1,262,245 consisted of the following convertible loans:

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

With the conversions during 2013 through 2015, the remaining balance of the Note was $75,000 with a fair value of $95,998 at December 31, 2015 and matured on February 3, 2016. On February 10, 2016, the balance of $75,000 with a fair value of $101,810 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note. The Company has recorded a gain of $26,810 in connection with this debt sale. The new Note carries interest at 8% and is due on February 10, 2017, unless previously converted into shares of restricted common stock. The convertible note’s holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $87,251. On March 7, 2016, a conversion of 6,696,428 shares of the company’s restricted stock was made satisfying the Note in full with a fair value of $140,763 (See Note 4 and 7).

•

On March 19, 2014, the Company issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. The first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014.  The notes carry interest at 8% and are due on the date that is two years from the execution and funding of the note.  On March14, 2016, the maturity was extended by two years to March 19, 2018. The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $18,104. At March 31, 2016, these convertible notes payable, at fair value, was recorded at $5,943.

•

On February 25, 2015, the Company issued a Convertible Debenture in the amount of $68,250 to LG Capital Funding, LLC (“LG”). On August 17, 2015, the principal balance with accrued interest of $70,875 was assigned and sold to Coventry in the form of a Convertible Redeemable Note. During 2015, Coventry made a conversion of total of 1,201,471 shares of the company’s restricted stock satisfying the note in full with a fair value of $172,842. On August 17, 2015, the Company encountered a penalty of $27,300 in connection with prepayment of the LG note. The Company had Coventry make the payment to LG on behalf the Company and issued a Convertible Debentures in the amount of $27,300 to Coventry. The note carries interest at 8% and is due on August 17, 2016, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $21,293. At March 31, 2016, the convertible notes payable, at fair value, was recorded at $54,555.

•

On February 24, 2015, the Company issued a Convertible Debentures in the amount of up to $250,000 to a non-related party. During the year ended December 31, 2015 and three months ended March 31, 2016, the Company received the fund for a total of $100,000 and $50,000, respectively. The note carries one time interest at 12% and is due on the date that is two years from the execution and funding of the note.  The note holders have the right to convert the notes into shares of Common Stock at a price of lessor of (a) 0.40 or (b) sixty percent (60%) of the average of the two lowest closing bid prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $102,383 and $113,952 for the three months ended March 31, 2016 and for the year ended December 31, 2015, respectively. During August through December 2015, the Note holder made conversions for a total of 1,456,440 satisfying $60,870 of the note with a fair value of $131,125. During January and February 2016, Vista made conversions for a total of 3,550,000 shares of the company’s restricted stock satisfying $51,054 of the note with a fair value of $128,589 (See Note 7). At March 31, 2016, the convertible note payable, at fair value, was recorded at $120,371 net of debt discount of $11,299. The Company has recorded loan costs in the amount of $18,870 for the loan origination fees. The loan cost was amortized over the term of the loan.  Amortization for the three months ended March 31, 2016 was $2,488.

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

On January 9, 2016, the other note payable of $275,000 was in default. The Note holder made a conversion of total of 8,348,252 shares of stocks satisfying $58,753 of the notes payable with a fair value of $165,178 during January through March, 2016 (see Note 7). At March 31, 2016, the convertible notes payable, at fair value, was recorded at $599,435.

During April 2015, the Company issued a total of 2,000,000 two year warrants to the notes holders to purchase common stock at an exercise price of $0.35 per share The Company classified embedded conversion features in these warrants as a derivative liability. During December 2015, 1,000,000 warrants were exercised via cashless exercise into 400,000 shares with a fair value of $33,440. The warrants were valued at their fair value of $189,959 and $3,577 respectively using the Black-Scholes method at the commitment and re-measurement dates of April 9, 2015 and March 31, 2016, respectively.

Also, the Company issued a total of 125,000 shares of common stocks in connection with issuance of these convertible notes payable. The Company has recorded debt discount a total of $232,500 for the warrants issued and origination fees at inception date. The debt discount was fully amortized as of March 31, 2016.  Amortization for the debt discount and loan issuance cost for the three months ended March 31, 2016 was $3,194.

•

Following the assignment, the convertible note payable of $144,642, at fair value, was recorded at $368,468 on December 11, 2015. The note carries interest at 8% and is due on December 10, 2016, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $223,826. On December 15, 2015, Coventry made a conversion of 1,322,751 shares of the company’s restricted stock satisfying $50,000 of the note with a fair value of $112,447. During January through March, 2016, Coventry made conversions of a total of 5,494,451 shares of the company’s restricted stock satisfying the note in full with a fair value of $198,546 (See Note 7).

•

Following the assignment of prepayment penalty, the convertible note payable of $28,929, at fair value, was recorded at $73,695 on December 11, 2015. The note carries interest at 8% and is due on December 10, 2016, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $44,766. At March 31, 2016, the convertible notes payable, at fair value, was recorded at $58,385.

•

During December 2015, our President and CEO, Mr. Deitsch, assigned $80,000 of his outstanding loan to a non-related party in the form of a Convertible Redeemable Note. The note carries interest at 4% and is due on December 7, 2016, unless previously converted into shares of restricted common stock. The note holder has the right to convert the note, until is no longer outstanding into shares of Common Stock at eighty-five percent (85%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the five trading days preceding the conversion date including the day upon which the notice of conversion is received by the Company. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $28,791. At March 31, 2016, the convertible notes payable, at fair value, was recorded at $97,230.

•

On December 28, 2015, the Company issued a Convertible Debenture in the amount of $65,000 to a non-related party. The note carries interest at 10% and is due on December 23, 2016, unless previously converted into shares of restricted common stock. The note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price of  sixty percent (60%) of the lowest closing bid prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $54,300. The Company also issued 300,000 shares of common stocks as additional consideration. The Company has recorded debt discount of $15,810 for the fair value of stocks issued on the inception date. At March 31, 2016, the convertible notes payable, at fair value, was recorded at $120,967 net of debt discount of $11,695.

•

On March 3, 2016, the Company issued a Convertible Debenture in the amount of $100,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 8% and is due on March 3, 2017, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $87,596. At March 31, 2016, the convertible note payable, at fair value, was recorded at $205,359.

On March 3, 2016, in connection with the issuance of the Note, the Company also granted five-year warrants to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.03 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $48,774 and $45,778 using the Black-Scholes method on March 3, 2016 and March 31, 2016, respectively (See Note 8).

On March 3, 2016, the Company issued an additional Convertible Debenture in the amount of $100,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 8% and is due on March 3, 2017. The Note was paid for by the issuance of an offsetting $100,000 secured note (Back End Note) issued to the Company by Coventry provided that prior to conversion of the Note, Coventry must have paid off the Note in cash. Coventry promises to pay the Company $100,000 no later than the earlier of (i) September 3, 2016. Or (ii) such time as has a resale registration statement covering the shares issuable upon conversion of the $100,000 back end note dated March 3, 2016 declared effective. The back end note was secured by assets with a fair market value of not less than $100,000. The Note has not been funded as of March 31, 2016.

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

7.     STOCKHOLDERS' DEFICIT

Private Placements of Common Stock

During March 2016, the Company sold 916,667 shares of restricted common stock to investors at a price per share of $0.06 and received proceeds of $55,000. The Company issued 916,667 warrants to purchase common stock at an exercise price of $0.10 per share. The warrants expire on March 31, 2017 (See Note 8).

Common Stock Issued for Services

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of company’s restricted common stocks were granted. 1,000,000 shares of Common Stock of the Company were issued on the date of execution of the agreement. 500,000 shares of Common Stock of the Company are to be issued quarterly, beginning on the first day of the third month following the effective date. Cash payment of $3,000 is expected to be paid on a monthly basis. The 2,500,000 shares granted are valued at the end of each quarter until the consultants complete their performance in October 2016. The 2,500,000 shares granted were valued at $0.019 per share which is the stock price at March 31, 2016. The Company has incurred an equity compensation charge of $21,771 as of March 31, 2016. The remaining unrecognized compensation cost of $6,729 is related to non-vested equity-based compensation. The Company has accrued the $9,500 in additional paid in capital as the 500,000 shares of stocks granted on January 15, 2016 have not been issued as of March 31, 2016 (See Note 9).

During September 2015, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 250,000 shares of company’s restricted common stocks were issued. The share was valued at $0.12 per share. The Company recorded an equity compensation charge of $7,705 during the year ended December 31, 2015 and $7,459 during the three months ended March 31, 2016. The remaining unrecognized compensation cost of $14,836 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During September 2015, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 300,000 shares of company’s restricted common stocks were issued. The share was valued at $0.12 per share. The Company recorded an equity compensation charge of $9,246 during the year ended December 31, 2015 and $8,951 during the three months ended March 31, 2016. The remaining unrecognized compensation cost of $17,803 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During August 2015, the Company signed an agreement with a consultant for investor relation services for six months. In connection with the agreement, 750,000 shares of company’s restricted common stocks were issued. The share was valued at $0.15 per share. The Company recorded an equity compensation charge of $92,935 during the year ended December 31, 2015 and $19,565 during the three months ended March 31, 2016.

During August 2015, the Company signed an agreement with two consultants for investor relation services for six months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.15 per share. The Company recorded an equity compensation charge of $61,957 during the year ended December 31, 2015 and $13,043 during the three months ended March 31, 2016.

During March 2015, the Company issued 1,250,000 shares of the Company’s restricted common stock to a consultant for services for a year. The share was valued at $0.104 per share. The Company recorded an equity compensation charge of $101,773 during the year ended December 31, 2015 and $28,227 during the three months ended March 31, 2016.

Common Stock Issued with Debts

In January 2016, in connection with the issuance of a note payable to a non-related party in the amount of $100,000 which is due in six months from the funding of the note, the Company issued a total of 68,000 shares of common stock with a fair value of $2,969 as part of the agreement (See Note 6).

In January 2016, in connection with the issuance of a note payable to a non-related party in the amount of $50,000 which is due in six months from the funding of the note, the Company issued a total of 350,000 shares of common stock with a fair value of $8,915 as part of the agreement (See Note 6).

Common Stock Issued for Settlement of Debt

On February 10, 2016, the balance of $75,000 of a convertible note payable to a non-related party was assigned and sold in the form of a Convertible Redeemable Note. During March 2016, the Note holder made a conversion of 6,696,428 shares of the company’s restricted stock satisfying the note in full with a fair value of $140,763(See Note 6).

Following the assignment of debt of $144,642 on December 15, 2015, Coventry made a conversion of 1,322,751 shares of the company’s restricted stock satisfying $50,000 of the note with a fair value of $112,447. During January through March, 2016, Coventry made conversions of a total of 5,494,451 shares of the company’s restricted stock satisfying the note in full with a fair value of $198,546 (See Note 6).

Date	Number of	Fair Value of
	shares converted	Debt Converted
12/15/2015	1,322,751	$112,447
1/5/2016	1,872,659	93,838
2/3/2016	757,575	19,960
2/11/2016	800,000	32,413
2/23/2016	1,171,360	33,666
3/7/2016	892,857	18,669

During the year ended December 31, 2015 and three months ended March 31, 2016, Vista made conversions for a total of 1,456,440 and 3,550,000 satisfying $60,870 and $51,054 of the note with a fair value of $131,125 and $128,589, respectively (See Note 6).

Date	Number of	Fair Value of
	shares converted	Debt Converted
8/28/2015	300,000	$36,000
9/29/2015	300,000	22,037
11/2/2015	300,000	25,239
12/3/2015	275,000	22,645
12/8/2015	281,440	25,203
1/5/2016	350,000	15,998
1/20/2016	550,000	15,218
2/2/2016	550,000	13,255
2/12/2016	1,000,000	60,449
2/29/2016	1,100,000	23,669

During January through March, 2016, the Note holder made a conversion of total of 8,348,252 shares of stocks satisfying $58,753 of notes payable of $275,000 originated in April 2015 with a fair value of $165,178(See Note 6).

Date	Number of	Fair Value of
	shares converted	Debt Converted
1/13/2016	1,748,252	$42,308
2/8/2016	2,000,000	51,404
2/18/2016	1,000,000	33,666
3/16/2016	3,600,000	37,800

During March 2016, the Company issued a total of 1,000,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 with accrued interest of $1,262 with the Note holder. The shares were recorded at a fair value of $19,900 or $0.0199 per share (See Note 4 and 6). The Company recorded a loss of $8,638 during the three months ended March 31, 2016.

8.     STOCK OPTIONS AND WARRANTS

Common Stock Warrants

On March 3, 2016, in connection with the issuance of a convertible note, the Company granted five-year warrants to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.03 per share. The warrants were valued at their fair value of $48,774 and $45,778 using the Black-Scholes method on March 3, 2016 and March 31, 2016, respectively. The warrants expire on March 3, 2021(See Note 6).

From time to time, we issue warrants to purchase our common stock. These warrants have been issued for cash in conjunction with the private placement of shares of our common stock.

During March 2016, the Company issued 916,667 warrants to purchase common stock at an exercise price of $0.10 per share. The warrants expire on March 31, 2017 (See Note 7).

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the three months ended March 31, 2016:

	Number Of shares	Weighted average exercise price
Balance December 31, 2015	21,700,000	$0.95
Exercised	-	-
Issued	3,416,667	$0.05
Forfeited	-	-
Balance March 31, 2016	25,116,667	$0.71

The following table summarizes information about fixed-price warrants outstanding as of March 31, 2016:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2015	$0.03-6.0	25,116,667	1.17 years	$0.71

As of March 31, 2016, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.019, closing stock price of our common stock on March 31, 2016. There were no in-the-money warrants at March 31, 2016.

9.     COMMITMENTS AND CONTINGENCIES

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

Future minimum payments under these lease agreements, including the extension period, are approximately as follows:

Total
2017	$121,433
2018	126,494
2019	88,513
2020	233,861
Thereafter	145,870
$570,301

We incurred rent expense of $25,605 and $31,227 during three months ended March 31, 2016 and 2015, respectively.

The Company sublets approximately 3779 square feet of its space to Nationwide Laboratory Services, Inc. for one year started from April 2015. The rent for the first three months is $1,500 for the first three months, and then the rent will be increased by $100 per month until the sum of $2,200 per month is attained. During the three months ended March 31, 2016, the Company recorded a rental income of $7,409 which included the rent and utilities. The sub-lease ended on March 31, 2016 and was extended by one-month.

Consulting Agreements

During July 2015, the Company signed an agreement with a consulting company for consulting services for five years. In connection with the agreement, 500,000 shares of company’s restricted common stocks and a one year note of $50,000 with 8% interest were granted. The share was valued at $0.18 per share. The stocks and note payable have not been issued as of March 31, 2016. The Company has accrued the $142, 500 in accrued expense and recorded as an equity compensation charge during the year ended December 31, 2015. The accrued balance has not changed as of March 31, 2016.

During July 2015, the Company signed an agreement with a consultant for investor relation services for two months. In connection with the agreement, 400,000 shares of company’s restricted common stocks were granted with a fair value of $84,000.   The share was valued at $0.21 per share. During August 2015, the Company signed an extension agreement with the consultant for a month. In connection with the agreement, 200,000 shares of company’s restricted common stocks were issued with a fair value of $32,000. The share was valued at $0.16 per share.  The stocks have not been issued as of March 31, 2016.  The Company has accrued the $116,000 in accrued expense and recorded as an equity compensation charge during the year ended December 31, 2015. The accrued balance has not changed as of March 31, 2016.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of company’s restricted common stocks were granted. 1,000,000 shares of Common Stock of the Company were issued on the date of execution of the agreement. 500,000 shares of Common Stock of the Company are to be issued quarterly, beginning on the first day of the third month following the effective date. Cash payment of $3,000 is expected to be paid on a monthly basis. The 2,500,000 shares granted are valued at the end of each quarter until the consultants complete their performance in October 2016. The 2,500,000 shares granted were valued at $0.019 per share which is the stock price at March 31, 2016. The Company has incurred an equity compensation charge of $21,771 as of March 31, 2016. The remaining unrecognized compensation cost of $6,729 is related to non-vested equity-based compensation. The Company has accrued the $9,500 in accrued expense as the 500,000 shares of stocks granted on January 15, 2016 have not been issued as of March 31, 2016 (See Note 7 and 10).

On March 28, 2016, the Company signed an expansion agreement with a consulting company to the original consulting agreement dated on October 15, 2015 for consulting services for twelve months for a monthly fee of $7,000. To relieve the Company's cash obligation of $36,000 per original agreement, the Company issued three convertible notes for a total of $120,000 which includes the fees due under the original agreement and the new monthly fees due under the expansion agreement. The three convertible notes were issued in April 2016 with annual interest rate of 12% and conversion price of $0.10 per share or 60% of the average of the three lowest volume weighted average prices for the ten consecutive trading days immediately prior to but not including the conversion date, whichever is lower.  The three-year warrants to purchase 2,000,000 shares of the Company’s common stock with an exercise price of $0.05 per share were also issued (See Note 10).

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

On June 1, 2015, the parties executed a settlement agreement whereby ReceptoPharm would pay the Plaintiffs a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015. The settlement requires 32 subsequent monthly $10,000 payments to be made on the 15th of every month. Payments were made in September 2015 through March 2016. In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000. As of March 31, 2016, the Company has accrued the legal settlement amount at present value of $220,232 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of March 31, 2016, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action which, if successful, would avoid the case being converted into an actual bankruptcy action. On September 30, 2013, the Company entered into a Settlement Agreement with the Petitioners, which is effective upon the court dismissal of the action.  In full and final satisfaction of all claims, the Company settled the Agreement with the Petitioners for a total sum of $350,000.  $35,000 was made during the year ended December 31, 2013 and a second lump sum payment was due within 8 months from February 12, 2014, the date the court dismissed the action.  The Parties executed mutual releases exclusive of releases under the Settlement Agreement. On October 21, 2014 we received a Notice of Default from the Petitioners' counsel. We have responded to the notice and will be seeking remedies to the alleged default. During December 2015, the Petitioner's claims and accruals for a total of $1,085,468 that have passed the statute of limitation were written off, included in the amount was the accrued salary of $815,747, officer’s loan and accrued interest for $129,466, salary and payroll tax payable of $140,255. Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, the Company has accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of March 31, 2016.

10.     SUBSEQUENT EVENTS

Bridge Financing

During April 2016, the Company entered into a loan agreement with Greentree Financial Group, Inc. (“Greentree”) in connection with a bridge financing transaction, consisting of certain unsecured convertible promissory notes in principal amount up to $250,000, the first tranche of $50,000 was funded during April 2016 and matures one year from the funding of the Note. The conversion price is lower of $0.10 per share or 60% of the average of the three lowest volume weighted average prices for the ten consecutive trading days immediately prior to but not including the conversion date. The Company also issued three-year warrants to purchase 2,000,000 shares of the Company’s common stock. On May 2, 2016, the Company terminated the agreement with Greentree and is working on a definitive settlement agreement that will pay off the outstanding bridge financing, eliminate the warrants and the note payable of $40,000 for services.

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

On March 28, 2016, the Company signed an expansion agreement with a consulting company to the original consulting agreement dated on October 15, 2015 for consulting services for twelve months for a monthly fee of $7,000. To relieve the Company's cash obligation of $36,000 per original agreement, the Company issued three convertible notes for a total of $120,000 which includes the fees due under the original agreement and the new monthly fees due under the expansion agreement. The three convertible notes were issued in April 2016 with annual interest rate of 12% and conversion price of $0.10 per share or 60% of the average of the three lowest volume weighted average prices for the ten consecutive trading days immediately prior to but not including the conversion date, whichever is lower.  The three-year warrants to purchase 2,000,000 shares of the Company’s common stock with an exercise price of $0.05 per share were also issued (See Note 6 and 7).

Notes payable

In April 2016, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing interest at 10% annually. The note is due six months from the execution and funding of the note.

In April 2016, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing interest at 10% annually. The note is due twelve months from the execution and funding of the note.

Due to officer

Subsequent to March 31, 2016 and through May 26, 2016, the Company borrowed $104,000 and repaid $12,000 to its President, Rik Deitsch and the Companies owned by him (See Note 5).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the first quarter of 2016 has focused upon marketing our homeopathic drugs for the treatment of pain:

•

Nyloxin® (Stage 2 Pain)

•

Nyloxin® Extra Strength (Stage 3 Pain)

•

Pet Pain-Away

We will continue this focus during the remainder of 2016.

During our first quarter of 2016 and thereafter, the following has occurred:

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

On March 28, 2016 we engaged Brewer + Associates Consulting (www.thebrewergroup.com), for brand development, business development and public relations. Ambassador Jack Brewer and his team will be working with us to assist in overall national expansion strategy for our OTC products as well as signing new brand endorsers for Nyloxin. Their team will also help the Company in all aspects of social media and online outreach.

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

International Sales

We are pursuing international drug registrations in Canada, Mexico, India, Central and South America and Europe. Since European rules for homeopathic drugs are different than the rules in the US, we cannot estimate when this process will be completed. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin® in India.  We are currently working with potential Distributors in India. In February, 2015 we completed the first test shipments to India. We plan to begin active sales and marketing in India by the end of 2016.

On April 30, 2015 we announced that we had received notification of the acceptance of Nyloxin® by the China International Exchange and Promotive Association for Medical and Healthcare (CPAM). This process was successfully conducted by the Vancouver Commodities Group (VCG) that had been hired by Nutra Pharma to begin the process of identifying and vetting potential distributors in China. With this approval, we have been working with several groups to find a large distributor for our products in the People's Republic of China. We expect to announce a distribution partner by the end of 2016.

On May 14, 2015 we announced that we had engaged the Nature's Clinic to begin the process of regulatory approval of our Company's Over-the-Counter pain drug, Nyloxin® for marketing and distribution in Canada. The Nature’s Clinic has already begun setting up their Chatham, Ontario warehouse and expect to complete the approval process to begin distributing Nyloxin® by the end of 2016.

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

Results of Operations – Comparison of Three Months Periods Ended March 31, 2016 and March 31, 2015

Net sales for the three-month period ended March 31, 2016 are $37,387 compared to $120,998 for the three months period ended March 31, 2015.  The decrease in net sales is primarily attributable to the decrease in Nyloxin® sales.

Cost of sales for the three-month period ended March 31, 2016 is $7,474 compared to $25,054 for the three-month period March 31, 2015.  Our cost of sales includes the direct costs associated with Nyloxin® and Pet Pain-Away manufacturing. Our gross profit margin for the three-month period ended March 31, 2016 is $29,913 or 80% compared to $95,944 or 79.3% for the three-month period ended March 31, 2015.

Selling, general and administrative expenses (“SG&A”) decreased $4,208 or 1.08% from $388,732 for the quarter ended March 31, 2015 to $384,524 for the quarter ended March 31, 2016, generally due to the decrease in stock based compensation of $9,212 or 11.6% from $79,323 for the three months period ending March 31, 2015 to $70,111 for the three months period ending March 31, 2016, offset by the increase of approximately $5,000 in consulting, legal and professional fees.

Interest expense increased $10,211 or 19.28%, from $52,956 for the quarter ended March 31, 2015 to $63,167 for the comparable 2016 period.  This increase was due to an overall increase in short term indebtedness in the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended March 31, 2016 and 2015, the liability related to these hybrid instruments fluctuated, resulting in a loss of $682,624 and $18,270, respectively.

Rental income increased $7,409 or 100%, from $0 for the quarter ended March 31, 2015 to $7,409 for the comparable 2016 period.  This increase was due to a sublease agreement entered in April, 2015.

Gain on settlement of debt increased $18,172 or 100%, from the gain of $0 for the three months ended March 31, 2015 to the gain of $18,172 for the comparable 2016 period.  This increase was due to the net gain on settlement of debts through debt sale for the three months ended March 31, 2016.

As a result of the foregoing, our net loss increased by $710,807 or 195.3%, from $364,014 for the quarter ended March 31, 2015 to $1,074,821 for the comparable 2016 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended March 31, 2016, we have an accumulated deficit of $50,986,607 and working capital and stockholders’ deficits of $3,739,309 and $3,965,856, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of March 31, 2016, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. At March 31, 2016 the balance due to officer and the Companies owned by him is $84,507. During the three months ended March 31, 2016, we borrowed $9,901 and repaid $74,905 to Mr. Deitsch and the Companies owned by him.

Subsequent to March 31, 2016 and through May 26, 2016, the Company borrowed $104,000 and repaid $12,000 to its President, Rik Deitsch and the Companies owned by him.  The amount owed to Mr. Deitsch and the Companies owned by him at May 26, 2016 was $178,219.

As of March 31, 2016, we raised $200,000 through issuance of promissory notes, and $150,000, net of loan issuance cost and debt discount of $10,870, through the issuance of convertible notes.

We expect to utilize the proceeds from these funds and additional capital to manufacture Nyloxin® and Pet Pain-Away and reduce our debt level.  We estimate that we will require approximately $240,000 to fund our existing operations and ReceptoPharm’s operations through December 31, 2016.  These costs include: (i) compensation for two (2) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

•

whether Nyloxin® Military Strength will be successfully launched and be accepted in the marketplace;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2016, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2016, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of March 31, 2016. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 1, 2015, the parties executed a settlement agreement whereby ReceptoPharm would pay the Plaintiffs a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015. The settlement requires 32 subsequent monthly $10,000 payments to be made on the 15th of every month. Payments were made in September 2015 through March 2016. In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000. As of March 31, 2016, the Company has accrued the legal settlement amount at present value of $220,232 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of March 31, 2016, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action which, if successful, would avoid the case being converted into an actual bankruptcy action. On September 30, 2013, the Company entered into a Settlement Agreement with the Petitioners, which is effective upon the court dismissal of the action.  In full and final satisfaction of all claims, the Company settled the Agreement with the Petitioners for a total sum of $350,000.  $35,000 was made during the year ended December 31, 2013 and a second lump sum payment was due within 8 months from February 12, 2014, the date the court dismissed the action.  The Parties executed mutual releases exclusive of releases under the Settlement Agreement. On October 21, 2014 we received a Notice of Default from the Petitioners' counsel. We have responded to the notice and will be seeking remedies to the alleged default. During December 2015, the Petitioner's claims and accruals for a total of $1,085,468 that have passed the statute of limitation were written off, included in the amount was the accrued salary of $815,747, officer’s loan and accrued interest for $129,466, salary and payroll tax payable of $140,255. Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, the Company has accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Private Placements of Common Stock

During March 2016, the Company sold 916,667 shares of restricted common stock to investors at a price per share of $0.06 and received proceeds of $55,000. The Company issued 916,667 warrants to purchase common stock at an exercise price of $0.10 per share. The warrants expire on March 31, 2017.

Common Stock Issued with Debts

In January 2016, in connection with the issuance of a note payable to a non-related party in the amount of $100,000 which is due in six months from the funding of the note, the Company issued a total of 68,000 shares of common stock with a fair value of $2,969 as part of the agreement.

In January 2016, in connection with the issuance of a note payable to a non-related party in the amount of $50,000 which is due in six months from the funding of the note, the Company issued a total of 350,000 shares of common stock with a fair value of $8,915 as part of the agreement.

Common Stock Issued for Settlement of Debt

On February 10, 2016, the balance of $75,000 of a convertible note payable to a non-related party was assigned and sold in the form of a Convertible Redeemable Note. During March 2016, the Note holder made a conversion of 6,696,428 shares of the company’s restricted stock satisfying the note in full with a fair value of $140,763.

Following the assignment of debt of $144,642 on December 15, 2015, Coventry made conversions of a total of 5,494,451 shares of the company’s restricted stock satisfying the remaining note in full with a fair value of $198,546 during January through March, 2016.

Date	Number of	Fair Value of
	shares converted	Debt Converted
1/5/2016	1,872,659	$93,838
2/3/2016	757,575	19,960
2/11/2016	800,000	32,413
2/23/2016	1,171,360	33,666
3/7/2016	892,857	18,669

During the three months ended March 31, 2016, Vista made conversions for a total of 3,550,000 satisfying $51,054 of the note.

Date	Number of	Fair Value of
	shares converted	Debt Converted
1/5/2016	350,000	$15,998
1/20/2016	550,000	15,218
2/2/2016	550,000	13,255
2/12/2016	1,000,000	60,449
2/29/2016	1,100,000	23,669

During January through March, 2016, the Note holder made a conversion of total of 8,348,252 shares of stocks satisfying $58,753 of notes payable of $275,000 originated in April 2015 with a fair value of $165,178.

Date	Number of	Fair Value of
	shares converted	Debt Converted
1/13/2016	1,748,252	$42,308
2/8/2016	2,000,000	51,404
2/18/2016	1,000,000	33,666
3/16/2016	3,600,000	37,800

During March 2016, the Company issued a total of 1,000,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 with accrued interest of $1,262 with the Note holder. The shares were recorded at a fair value of $19,900 or $0.0199 per share. The Company recorded a loss of $8,638 during the three months ended March 31, 2016.

Common Stock Issued for Services

During April 2016, the Company signed an agreement with a consulting company for consulting services for six months. In connection with the agreement, 700,000 shares of company’s restricted common stocks were issued.

Item 3. Defaults Upon Senior Securities

During the third quarter of 2010 we borrowed $200,000 from one of our directors. We repaid a total of $180,000 as of March 31, 2016. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. At March 31, 2016, we owed this director accrued interest of $194,211.

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

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. On September 30, 2013, the Company entered into a Settlement Agreement with the Petitioners, which was effective upon the court dismissal of the action.  In full and final satisfaction of all claims, the Company settled the Agreement with the Petitioners for a total sum of $350,000.  $35,000 has been paid and a second lump sum payment was due within 8 months from February 12, 2014, the date the court dismissed the action.  The Parties executed mutual releases exclusive of releases under the Settlement Agreement. On October 21, 2014 we received a Notice of Default from the Petitioners' counsel. We have responded to the notice and will be seeking remedies to the default. During December 2015, the Petitioner's claims and accruals for a total of $1,085,468 that have passed the statute of limitation were written off, included in the amount was the accrued salary of $815,747, officer’s loan and accrued interest for $129,466, salary and payroll tax payable of $140,255. Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, the Company has accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of March 31, 2016.

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

NUTRA PHARMA CORP.
Registrant

Dated: May 27, 2016	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer