Form 10-Q/A
period 2016-03-31
NUTRA PHARMA CORP
filed 2016-06-21
CIK 1119643

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

EXPLANATORY NOTE

Nutra Pharma Corp. is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which was originally filed on May 27, 2016 (the “Original 10-Q”) to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; and (iii) the Condensed Consolidated Statements of Cash Flows.

This Amendment No. 1 does not amend or update any other item or disclosure contained in the Original 10-Q. This Form 10-Q/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update disclosures in any way other than as specifically noted above. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Original 10-K.

Item 6.     Exhibits

	Exhibit No.	Title
*	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema

**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase

**	101.LAB	XBRL Taxonomy Extension Label Linkbase

**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed or furnished with, or incorporated by reference in, Nutra Parma’s Form 10-Q filed on May 27, 2016.

**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRA PHARMA CORP.
Registrant

Dated: June 21, 2016	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer