Form 10-Q
period 2016-06-30
NUTRA PHARMA CORP
filed 2016-08-22
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 22, 2016, there was 193,377,221 shares of common stock.

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending June 30, 2016, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Footnotes

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$7,628	$6,890
Accounts receivable	30,039	21,990
Inventory	52,283	54,034
Prepaid expenses and other current assets	168,766	266,579
Total current assets	258,716	349,493

Property and equipment, net	14,722	18,986
Other assets	15,550	19,164
Total assets	$288,988	$387,643

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$980,863	$842,024
Accrued expenses	1,156,891	1,130,271
Due to officers	100,500	146,770
Derivative warrant liability	47,395	142,556
Other debt, net of debt discount of $32,548 and $46,523, respectively	1,999,821	1,492,369
Total current liabilities	4,285,470	3,753,990
Convertible debts	94,764	60,870
Legal settlement liability, long term portion	94,713	147,179
Total liabilities	4,474,947	3,962,039

Commitments and Contingencies (See Note 9)	-	-

Stockholders' deficit:

Common stock, $0.001 par value, 2,000,000,000 shares authorized:147,366,221 and 79,770,782 shares issued and outstanding at June 30, 2016 and December 31, 2015	147,366	79,771
Additional paid-in capital	47,307,212	46,257,619
Accumulated deficit	(51,640,537)	(49,911,786)
Total stockholders' deficit	(4,185,959)	(3,574,396)
Total liabilities and stockholders' deficit	$288,988	$387,643

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$30,682	$78,063	$68,069	$199,061
Cost of sales	10,721	19,621	18,195	44,675
Gross profit	19,961	58,442	49,874	154,386

Operating expenses:
Selling, general and administrative - including stock based compensation of $232,013 and $204,380 for the six months ended June 30, 2016 and 2015, respectively	628,749	1,054,549	1,013,272	1,443,281
Total other costs and expenses	628,749	1,054,549	1,013,272	1,443,281
Net Loss from Operations	(608,788)	(996,107)	(963,398)	(1,288,895)

Other Expenses
Rental Income	11,972	6,364	19,381	6,364
Interest expense	(77,812)	(110,424)	(140,979)	(163,380)
Change in fair value of derivatives	(129,563)	(665,503)	(812,187)	(683,773)
Gain on settlement of debt, net	150,259	-	168,431	-
Other Expenses	(45,144)	(769,563)	(765,354)	(840,789)
Net loss before income taxes	(653,932)	(1,765,670)	(1,728,752)	(2,129,684)
Provision for income taxes	-	-	-	-
Net loss	$(653,932)	$(1,765,670)	$(1,728,752)	$(2,129,684)

Net loss per share - basic and diluted	$(0.01)	$(0.04)	$(0.02)	$(0.05)

Weighted average number of shares outstanding during the period - basic and diluted	115,707,055	40,824,333	103,076,648	39,822,556

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Cash collected from customers	$104,260	$496,875
Cash paid for commission	(15,000)	(426,478)
Cash paid to suppliers	(11,521)	(42,458)
Cash paid to employees	(59,305)	(68,395)
Interest paid	(37,495)	(31,991)
Loan origination fees paid
Other operating cash payments	(549,195)	(553,286)
Cash collected from rental income	19,381	6,364
Net cash used in operating activities	(548,875)	(619,369)

Cash flows from investing activities:
Acquisition of property and equipment	-	(718)
Net cash used in investing activities:	-	(718)

Cash flows from financing activities:
Common stock sold for cash	55,000	430,820
Loans from officers	134,151	55,820
Repayment of officers loans	(85,905)	(113,164)
Repayments of notes payable-related party	(35,000)	(30,000)
Proceeds from convertible notes, net of debt discount and loan issuance cost of $10,870 and $7,250, respectively	200,000	397,500
Proceeds from other notes payable, net of debt discount of $0 and $54,000, respectively, and loan issuance cost of $15,375 and $10,130, respectively	479,625	139,870
Repayments of other notes payable	(198,258)	(157,387)
Net cash provided by financing activities	549,613	723,459

Net decrease in cash	738	103,372

Cash - beginning of period	6,890	15,530

Cash - end of period	$7,628	$118,902

Reconciliation of net loss to net cash used in operating activities:
Cash flows from operating activities:
Net loss	$(1,728,752)	$(2,129,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt	(168,431)	-
Depreciation	4,264	6,957
Stock-based compensation	232,013	204,380
Stock issued for loan extension and accounts payable	-	26,500
Change in fair value of derivative	812,187	683,773
Amortization of loan discount	65,039	109,733
Changes in operating assets and liabilities:
Increase in accounts receivables	(8,049)	(33,085)
Decrease (Increase) in inventory	1,751	(115)
Increase in prepaid expenses and other assets	(10,536)	(47,753)
Increase in accounts payable	273,838	42,603
Increase (Decrease) in accrued expenses	(22,199)	517,322
Net cash used in operating activities	(548,875)	(619,369)

Supplemental Cash Flow Information:
Cash paid for interest	$(37,495)	$(31,991)
Non cash Financing and Investing:
Note issued in settlement of notes and accounts payable	$164,900	$15,000
Shares issued to satisfy debt	$772,818	$454,227
Shares issued to satisfy debt-related party	$100,000	$10,000
Discounts on notes payable	$24,821	$189,958

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Notes to Condensed Consolidated Unaudited Financial Statements

June 30, 2016

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

Liquidity and Going Concern

Our Condensed Consolidated Unaudited Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $51,640,537 at June 30, 2016. In addition, we had respective working capital and stockholders’ deficits at June 30, 2016 of $4,026,754 and $4,185,959, respectively.

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

As of June 30, 2016, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

The Company collects 100% of the cash proceeds from the sale of its product by its distributor, remits a portion of the cash proceeds received back to the distributor and records the sale on a net basis. In the six months ended June 30, 2016, the Company collected $104,260 in gross receipts and recorded $68,069 as net sales.

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

Inventories

Inventories, which are stated at the lower of average cost or market, and consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand.  If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs are charged to cost of goods sold.  We performed evaluations of our inventory during the six months ended June 30, 2016 and determined no allowances need to be recorded.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the six months ended June 30, 2016, no customers accounted for more than 10% of the Company’s total revenues.

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

Property and equipment consists of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Computer equipment	$24,208	$24,208
Furniture and fixtures	34,757	34,757
Lab equipment	42,129	42,129
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	203,539	203,539
Less: Accumulated depreciation	(188,817)	(184,553)
Property and equipment, net	$14,722	$18,986

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At June 30, 2016, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the six months ended June 30, 2016 and 2015 was $4,264 and $6,957, respectively.

Advertising

All advertising costs are expensed as incurred.  Advertising costs were approximately $875 and $2,016 for the six months ended June 30, 2016 and 2015, respectively.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position.  As of June 30, 2016, we do not believe we have a need to record any liabilities for  uncertain tax positions or provisions for interest or penalties related to such  positions.

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

On July 18, 2015, the Company received a notice of penalty charge of $35,296 from IRS for failure to file Forms W-2 for tax period ended at December 31, 2011. During February 2016, the Company signed a payment agreement to pay the penalty. No installment payments have been made as of June 30, 2016.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of June 30, 2016 and 2015, the following items were not included in dilutive loss as the effect is anti-dilutive:

	June 30, 2016	June 30, 2015
Options and warrants	13,294,001	10,786,998
Convertible notes payable	167,964,909	8,077,185
Total	181,258,910	18,864,183

Reclassifications

Certain amounts in the 2015 Condensed Consolidated Unaudited Financial Statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We have adopted the provisions of this ASU for the six months ended June 30, 2016.

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

2.     FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value as of June 30, 2016 and December 31, 2015:

	Fair Value Measurements at June 30, 2016
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$47,395	$-	$-	$47,395
Convertible notes at fair value	$1,357,131	$-	$-	$1,357,131

	Fair Value Measurements at December 31, 2015
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$142,556	$-	$-	$142,556
Convertible notes at fair value	$1,021,501	$-	$-	$1,021,501

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the six months ended June 30, 2016 for the warrants:

Description	June 30, 2016
Beginning balance	$142,556
Purchases, issuances, and settlements	110,291
Day one loss on value of hybrid instrument	-
Total gain included in earnings (1)	(205,452)
Ending balance	$47,395

(1)   The gain or loss related to the revaluation of our warrant liability is included in “Change in fair value of derivatives” in the accompanying consolidated statement of operations.

The Company values its warrants using a Dilution-Adjusted Black-Scholes Model.  Assumptions used include (1) 0.18% to 0.71% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 204.27% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of June 30, 2016:

				Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Anti-Dilution Adjusted Price	%	Look-back Period
2016	$808,893	4%-12%	n/a	$0.001-$0.20	40%-85%	10 to 20 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during The six months ended June 30, 2016 for the Convertible Notes:

June 30, 2016
Description
Beginning balance	$1,021,501
Purchases, issuances, and settlements	385,670
Day one loss on value of hybrid instrument	492,860
Loss from change in fair value	229,918
Conversion to common stock	(772,818)
Ending balance	$1,357,131

3.     INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis. At June 30, 2016 and December 31, 2015, inventories were as follows:

	June 30, 2016	December 31, 2015
Raw Materials	$29,216	$29,216
Finished Goods	23,067	24,818
Total Inventories	$52,283	$54,034

The Company regularly reviews inventory quantities on hand.  If necessary, the Company records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs and write-offs are charged to cost of goods sold.  We performed evaluations of our inventory at June 30, 2016, the Company did not experience any write downs or write offs.

4.     SETTLEMENT OF ACCOUNTS AND NOTE PAYABLE

During March 2016, the Company issued a total of 1,000,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 with accrued interest of $1,262 with the Note holder. The shares were recorded at a fair value of $19,900 or $0.0199 per share (See Note 6 and 7). The Company recorded a loss of $8,638 during the six months ended June 30, 2016.

On February 10, 2016, the Note holder of a convertible loan of $75,000 with a fair value of $101,810 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note. The Company has recorded a gain of $26,810 in connection with this debt sale (See Note 6 and 7).

On May 16, 2016, the Note holder of a convertible loan of $65,000 with a fair value of $229,759 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note. The Company has recorded a gain of $157,759 in connection with this debt sale (See Note 6).

During May 2016, the Company issued a total of 2,500,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 and accounts payable of $15,000 with the Note holder. The shares were recorded at a fair value of $32,500 or $0.013 per share (See Note 6 and 7). The Company recorded a loss of $7,500 during the six months ended June 30, 2016

5.     DUE TO OFFICERS

At June 30, 2016 and December 31, 2015, the balance due to officer and the Companies owned by him is $100,500 and $146,770, respectively. The loan is an unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. During the six months ended June 30, 2016, we borrowed $134,151 and repaid $85,905 to Mr. Deitsch and the Companies owned by him. In addition, Mr. Deitsch accepted a total of 15,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan in June 2016. Subsequent to June 30, 2016 and through August 22, 2016, the Company borrowed $59,000 and repaid $83,100 to its President, Rik Deitsch and the Companies owned by him. The amount owed to Mr. Deitsch and its Companies at August 22, 2016 was $77,445 (See Note 10).

6.     OTHER DEBT

Other debt (Both short-term and long term) consists of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Note payable – Related Party (1)	$-	$35,000
Notes payable – Non Related Parties (Net of discount of $23,716 and $24,602, respectively) (2)	746,285	518,659
Convertible notes payable, at fair value (Net of discount of $8,832 and $21,921, respectively) (3)	1,348,300	999,580
Ending balances	$2,094,585	$1,553,239

(1)

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. We repaid $35,000, during the six months ended June 30, 2016. At June 30, 2016 and December 31, 2015, we owed this director principal balance of $0 and $35,000, respectively.  At June 30, 2016 and December 31, 2015, we owed this director accrued interest of $190,445 and $187,576, respectively.

(2)

At June 30, 2016, the balance of $746,285 consisted of the following loans:

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

•

As of June 30, 2016, the Company owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to the Company.

•

On November 5, 2015, the Company received a loan for a total of $150,000 from a non-related party. During May 2016, the loan was repaid along with interest on average 15% annum. The Company has recorded loan costs in the amount of $12,375 for the loan origination fees paid at inception date. The total loan cost of $12,375 was fully amortized during the six months ended June 30, 2016.  Amortization for the six months ended June 30, 2016 was $10,315. The interest expense for the six months ended June 30, 2016 was $14,229.

•

On May 27, 2016, the Company received a loan for a total of $150,000 from a non-related party. The loan is repaid through scheduled payments through May 25, 2017 along with interest on average 15% annum. The Company has recorded loan costs in the amount of $15,375 for the loan origination fees paid at inception date. The total loan cost of $15,375 is amortized over the term of the loan. Amortization for the six months ended June 30, 2016 was $1,495. As of June 30, 2016, repayment of $12,181 was made. The interest expense for the six months ended June 30, 2016 was $3,699. As of June 30, 2016, the principal balance of the loan net of discount is $123,939.

•

During November, 2015, the Company entered a Revenue Based Factoring Agreement with Qualified Merchant Group, Inc. (“QMG”). QMG purchased $67,500 of the Company’s future receipts for $50,000. In exchange for the purchased amount, the Company authorized QMG to ACH debit $459 daily from the Company’s bank account until QMG has received the purchase amount of $67,500. The loan is under personal guarantee by our President and CEO, Rik Deitsch.  The Company has recorded debt discount of $17,500 at inception date. During May 2016, the loan was repaid in full and the debt discount was fully amortized. Amortization for the debt discount for the six months ended June 30, 2016 was $14,287.

•

In August 2015, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In the event of the Company's failure to pay the Note in a timely fashion, the Noteholder will receive 100,000 shares restricted, common stock on the date that is 15 business days after the maturity date. The accrued interest as of March 8, 2016 was $1,262. On March 8, 2016, the Company issued a total of 1,000,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 with accrued interest of $1,262 with the Note holder. The shares were recorded at a fair value of $19,900 or $0.0199 per share (See Note 4 and 7). The Company recorded a loss of $8,638 during the six months ended June 30, 2016.

•

In December 2015, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. The loan is in default. The interest expense for the six months ended June 30, 2016 is $1,214.

•

In January 2016, the Company issued a promissory note to a non-related party in the amount of $100,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 68,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $2,969 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $2,969 was fully amortized during the six months ended June 30, 2016. The interest expense for the six months ended June 30, 2016 is $11,800.  In the event of the Company's failure to pay the Note in a timely fashion, the Noteholder will receive 36,000 shares restricted, common stock on the date that is 15 business days after the maturity date. As of July 6, the loan is in default and the 36,000 shares were issued in July 2016 (See Note 10).

•

In January 2016, the Company issued a promissory note to a non-related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 350,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $8,915 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $8,915 was fully amortized during the six months ended June 30, 2016.   At June 16, 2016, we owed principal balance of $50,000 plus accrued interest of $4,800. The total of $54,800 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note (See Note 6(3)).

•

In May 2016, the Company issued a promissory note to a non-related party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 500,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $8,036 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $8,036 will be amortized over the term of the debt. The interest expense for the six months ended June 30, 2016 was $2,600. At June 30, 2016, the principal balance of the loan net of discount is $69,664.

•

In June 2016, the Company issued a promissory note to a non-related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 400,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $4,900 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $4,900 will be amortized over the term of the debt. The interest expense for the six months ended June 30, 2016 was $467. Amortization for the debt discount for the six months ended June 30, 2016 was $400. At June 30, 2016, the principal balance of the loan net of discount is $45,500.

•

In April 2016, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. The interest expense for the six months ended June 30, 2016 is $194.

•

In April 2016, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing interest at 10% annually. The note is due in six months from the execution and funding of the note. During May 2016, the Company issued a total of 2,500,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 and accounts payable of $15,000 with the Note holder. The shares were recorded at a fair value of $32,500 or $0.013 per share (See Note 4 and 7). The Company recorded a loss of $7,500 during the six months ended June 30, 2016.

•

In February 2016, the Company issued a promissory note to a non-related party in the amount of $50,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. The interest expense for the six months ended June 30, 2016 is $2,042.

(3)

At June 30, 2016, the balance of $1,348,300 consisted of the following convertible loans:

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

•

On March 19, 2014, the Company issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. The first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014.  The notes carry interest at 8% and are due on the date that is two years from the execution and funding of the note.  On March14, 2016, the maturity was extended by two years to March 19, 2018. The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $18,104. At June 30, 2016, these convertible notes payable, at fair value, was recorded at $4,036.

•

On February 25, 2015, the Company issued a Convertible Debenture in the amount of $68,250 to LG Capital Funding, LLC (“LG”). On August 17, 2015, the principal balance with accrued interest of $70,875 was assigned and sold to Coventry in the form of a Convertible Redeemable Note. During 2015, Coventry made a conversion of total of 1,201,471 shares of the company’s restricted stock satisfying the note in full with a fair value of $172,842. On August 17, 2015, the Company encountered a penalty of $27,300 in connection with prepayment of the LG note. The Company had Coventry make the payment to LG on behalf the Company and issued a Convertible Debentures in the amount of $27,300 to Coventry. The note carries interest at 8% and is due on August 17, 2016, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $21,293. During April and June 2016, a conversion of 3,492,063 shares of the company’s restricted stock was made satisfying $20,000 of the Note with a fair value of $38,356. At June 30, 2016, the convertible notes payable, at fair value, was recorded at $12,606 (See Note 7).

•

On February 24, 2015, the Company issued a Convertible Debentures in the amount of up to $250,000 to a non-related party. During the year ended December 31, 2015 and six months ended June 30, 2016, the Company received the fund for a total of $100,000 and $50,000, respectively. The note carries one time interest at 12% and is due on the date that is two years from the execution and funding of the note.  The note holders have the right to convert the notes into shares of Common Stock at a price of lessor of (a) 0.40 or (b) sixty percent (60%) of the average of the two lowest closing bid prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $102,383 and $113,952 for the six months ended June 30, 2016 and for the year ended December 31, 2015, respectively. During August through December 2015, the Note holder made conversions for a total of 1,456,440 satisfying $60,870 of the note with a fair value of $131,125. During January through June, 2016, Vista made conversions for a total of 5,529,578 shares of the company’s restricted stock satisfying $60,870 of the note with a fair value of $155,675 (See Note 7). At June 30, 2016, the convertible note payable, at fair value, was recorded at $90,728 net of debt discount of $8,832. The Company has recorded loan costs in the amount of $18,870 for the loan origination fees. The loan cost was amortized over the term of the loan.  Amortization for the six months ended June 30, 2016 was $4,955.

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

On January 9, 2016, the other note payable of $275,000 was in default. The Note holder made a conversion of total of 14,048,252 shares of stocks satisfying $83,588 of the notes payable with a fair value of $239,478 during January through June, 2016 (see Note 7). At June 30, 2016, the convertible notes payable, at fair value, was recorded at $438,875. In July 2016, the Note holder made a conversion of 3,500,000 shares satisfying $10,868 of the note payable. The principal and accrued interest after the conversion was $203,090. The Company repaid the note in full on August 15, 2016.

During April 2015, the Company issued a total of 2,000,000 two year warrants to the notes holders to purchase common stock at an exercise price of $0.35 per share The Company classified embedded conversion features in these warrants as a derivative liability. During December 2015, 1,000,000 warrants were exercised via cashless exercise into 400,000 shares with a fair value of $33,440. The warrants were valued at their fair value of $189,959 and $433 respectively using the Black-Scholes method at the commitment and re-measurement dates of April 9, 2015 and June 30, 2016, respectively.

Also, the Company issued a total of 125,000 shares of common stocks in connection with issuance of these convertible notes payable. The Company has recorded debt discount a total of $232,500 for the warrants issued and origination fees at inception date. The debt discount was fully amortized as of June 30, 2016.  Amortization for the debt discount and loan issuance cost for the six months ended June 30, 2016 was $3,194.

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

•

Following the assignment of prepayment penalty, the convertible note payable of $28,929, at fair value, was recorded at $73,695 on December 11, 2015. The note carries interest at 8% and is due on December 10, 2016, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $44,766. At June 30, 2016, the convertible notes payable, at fair value, was recorded at $50,605.

•

During December 2015, our President and CEO, Mr. Deitsch, assigned $80,000 of his outstanding loan to a non-related party in the form of a Convertible Redeemable Note. The note carries interest at 4% and is due on December 7, 2016, unless previously converted into shares of restricted common stock. The note holder has the right to convert the note, until is no longer outstanding into shares of Common Stock at eighty-five percent (85%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the five trading days preceding the conversion date including the day upon which the notice of conversion is received by the Company. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $28,791. At June 30, 2016, the convertible notes payable, at fair value, was recorded at $90,164.

•

On December 28, 2015, the Company issued a Convertible Debenture in the amount of $65,000 to a non-related party. The note carries interest at 10% and is due on December 23, 2016, unless previously converted into shares of restricted common stock. The note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price of  sixty percent (60%) of the lowest closing bid prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $54,300. The Company also issued 300,000 shares of common stocks as additional consideration. The Company has recorded debt discount of $15,810 for the fair value of stocks issued on the inception date. The debt discount was fully amortized during the six months ended June 30, 2016. . On June 20, 2016, the balance of $65,000 with accrued interest and fees of $7,000, at fair value of $229,759, was assigned and sold to a non-related party in the form of a Convertible Redeemable Note. The Company has recorded a gain of $157,759 in connection with this debt sale (See Note 4). The new Note of $72,000 carries interest at 8% and is due on June 20, 2017, unless previously converted into shares of restricted common stock. The convertible note’s holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $192,863. At June 30, 2016, the convertible notes payable, at fair value, was recorded at $128,204.

•

On March 3, 2016, the Company issued a Convertible Debenture in the amount of $100,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 8% and is due on March 3, 2017, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $87,596. At June 30, 2016, the convertible note payable, at fair value, was recorded at $176,343.

On March 3, 2016, in connection with the issuance of the Note, the Company also granted five-year warrants to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.03 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $48,774 and $18,759 using the Black-Scholes method on March 3, 2016 and June 30, 2016, respectively (See Note 8).

On March 3, 2016, the Company issued an additional Convertible Debenture in the amount of $100,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 8% and is due on March 3, 2017. The Note was paid for by the issuance of an offsetting $100,000 secured note (Back End Note) issued to the Company by Coventry provided that prior to conversion of the Note, Coventry must have paid off the Note in cash. Coventry promises to pay the Company $100,000 no later than the earlier of (i) September 3, 2016. Or (ii) such time as has a resale registration statement covering the shares issuable upon conversion of the $100,000 back end note dated March 3, 2016 declared effective. The back end note was secured by assets with a fair market value of not less than $100,000. The Note has not been funded as of June 30, 2016.

•

During June 2016, the notes payable of $50,000 originated in January 2016 with accrued interest of $4,800 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on June 16, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $86,251. At June 30, 2016, the balance of $54,800, at fair value, was recorded at $97,546 (See Note 6(2)).

•

During April 2016, the Company entered into a loan agreement with Greentree Financial Group, Inc. (“Greentree”) in connection with a bridge financing transaction, consisting of certain unsecured convertible promissory notes in principal amount up to $250,000, the first tranche of $50,000 was funded during April 2016 and matures one year from the funding of the Note. The conversion price is lower of $0.10 per share or 60% of the average of the three lowest volume weighted average prices for the ten consecutive trading days immediately prior to but not including the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $39,089. At June 30, 2016, the convertible note payable, at fair value, was recorded at $76,530.

During April 2016, the Company issued a total of 2,000,000 three year warrants to Greentree to purchase common stock at an exercise price of $0.05 per share The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $30,772 and $12,609, respectively using the Black-Scholes method at the commitment and re-measurement dates of April 4, 2015 and June 30, 2016, respectively(See Note 8).

On March 28, 2016, the Company signed an expansion agreement with Brewer and Associates Consulting, LLC (“B+A”) to the original consulting agreement dated on October 15, 2015 for consulting services for twelve months for a monthly fee of $7,000. To relieve the Company's cash obligation of $36,000 per original agreement, the Company issued three convertible notes for a total of $120,000 which includes the fees due under the original agreement and the new monthly fees due under the expansion agreement. One of the three convertible notes for $40,000 was issued to Greentree, and the other two convertible notes payable for a total of $80,000 were issued to B+A in April 2016. The Note of $40,000 to Greentree bears annual interest rate of 12% and conversion price is the lower of $0.10 per share or 60% of the average of the three lowest volume weighted average prices for the ten consecutive trading days immediately prior to but not including the conversion date. The Notes of $80,000 to B+A bear annual interest rate of 10% and conversion price is equal to 60% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. In connection with the issuance of these convertible note payable, the Company encountered a day-one derivative loss of $81,996. At June 30, 2016, the convertible notes payable, at fair value, was recorded at $182,663.

Also, the Company issued a total of 2,000,000 three year warrants to B+A to purchase common stock at an exercise price of $0.05 per share The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $30,772 and $12,609, respectively using the Black-Scholes method at the commitment and re-measurement dates of April 4, 2015 and June 30, 2016, respectively(See Note 8).

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

Common Stock Issued for Services

During April 2016, the Company signed an agreement with Greentree Financial Group, Inc. (“Greentree”) for consulting services for six months. In connection with the agreement, 700,000 shares of company’s restricted common stocks were issued. The share was valued at $0.018 per share. The Company recorded an equity compensation charge of $6,124 during the six months ended June 30, 2016. The remaining unrecognized compensation cost of $6,476 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During October 2015, the Company signed an agreement with Brewer and Associates Consulting, LLC (“B+A”)for consulting services for a year. In connection with the agreement, 2,500,000 shares of company’s restricted common stocks were granted. 1,000,000 shares of Common Stock of the Company were issued on the date of execution of the agreement. 500,000 shares of Common Stock of the Company are to be issued quarterly, beginning on the first day of the third month following the effective date. Cash payment of $3,000 is expected to be paid on a monthly basis. The 2,500,000 shares granted are valued at the end of each quarter until the consultants complete their performance in October 2016. The 2,500,000 shares granted were valued at $0.0079 per share which is the stock price at June 30, 2016. The Company has incurred an equity compensation charge of $13,990 as of June 30, 2016. The remaining unrecognized compensation cost of $1,810 is related to non-vested equity-based compensation. The Company has accrued the $15,800 in additional paid in capital as the 1,000,000 shares of stocks granted on January 15, 2016 and April 15, 2016 have not been issued as of June 30, 2016 (See Note 9).

During September 2015, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 250,000 shares of company’s restricted common stocks were issued. The share was valued at $0.12 per share. The Company recorded an equity compensation charge of $7,705 during the year ended December 31, 2015 and $14,918 during the six months ended June 30, 2016. The remaining unrecognized compensation cost of $7,377 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During September 2015, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 300,000 shares of company’s restricted common stocks were issued. The share was valued at $0.12 per share. The Company recorded an equity compensation charge of $9,246 during the year ended December 31, 2015 and $17,902 during the six months ended June 30, 2016. The remaining unrecognized compensation cost of $8,852 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During August 2015, the Company signed an agreement with a consultant for investor relation services for six months. In connection with the agreement, 750,000 shares of company’s restricted common stocks were issued. The share was valued at $0.15 per share. The Company recorded an equity compensation charge of $92,935 during the year ended December 31, 2015 and $19,565 during the six months ended June 30, 2016.

During August 2015, the Company signed an agreement with two consultants for investor relation services for six months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.15 per share. The Company recorded an equity compensation charge of $61,957 during the year ended December 31, 2015 and $13,043 during the six months ended June 30, 2016.

During March 2015, the Company issued 1,250,000 shares of the Company’s restricted common stock to a consultant for services for a year. The share was valued at $0.104 per share. The Company recorded an equity compensation charge of $101,773 during the year ended December 31, 2015 and $28,227 during the six months ended June 30, 2016.

Common Stocks Issued to Employees and Directors

During June, 2016, the Board of Directors approved a resolution for the issuance of a total of 10,900,000 shares of the Company’s restricted common stock to directors and employees of the Company. The issuance was valued at $147,150 or $0.0135 per share which was the stock price on the date of issuance.

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

In May 2016, in connection with the issuance of a note payable to a non-related party in the amount of $75,000 which is due in six months from the funding of the note, the Company issued a total of 500,000 shares of common stock with a fair value of $8,036 as part of the agreement (See Note 6).

In June 2016, in connection with the issuance of a note payable to a non-related party in the amount of $50,000 which is due in six months from the funding of the note, the Company issued a total of 400,000 shares of common stock with a fair value of $4,900 as part of the agreement (See Note 6).

Common Stock Issued for Settlement of Debt

In June 2016, Mr. Deitsch accepted a total of 15,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan (See Note 5). The shares were valued at the note payable amount due to the fact that it was a related party transaction.

During May 2016, the Company issued a total of 2,500,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 and accounts payable of $15,000 with the Note holder. The shares were recorded at a fair value of $32,500 or $0.013 per share (See Note 4 and 6). The Company recorded a loss of $7,500 during the six months ended June 30, 2016.

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

Following the assignment of debt of $27,300 in August 2015, Coventry made a conversion of 3,492,063 shares of the company’s restricted stock satisfying $20,000 of the Note with a fair value of $38,356 during April and June 2016 (See Note 6).

Date	Number of shares converted	Fair Value of Debt Converted
4/14/2016	1,111,111	$18,213
6/6/2016	2,380,952	$20,143

During the year ended December 31, 2015 and six months ended June 30, 2016, Vista made conversions for a total of 1,456,440 and 5,529,578 satisfying $60,870 and $60,870 of the note with a fair value of $131,125 and $155,675, respectively (See Note 6).

Date	Number of shares converted	Fair Value of Debt Converted
8/28/2015	300,000	$36,000
9/29/2015	300,000	22,037
11/2/2015	300,000	25,239
12/3/2015	275,000	22,645
12/8/2015	281,440	25,203
1/5/2016	350,000	15,998
1/20/2016	550,000	15,218
2/2/2016	550,000	13,255
2/12/2016	1,000,000	60,449
2/29/2016	1,100,000	23,669
6/21/2016	1,979,578	27,086

During January through June, 2016, the Note holder made a conversion of total of 14,048,252 shares of stocks satisfying $83,588 of notes payable of $275,000 originated in April 2015 with a fair value of $239,478(See Note 6).

Date	Number of shares converted	Fair Value of Debt Converted
1/13/2016	1,748,252	$42,308
2/8/2016	2,000,000	51,404
2/18/2016	1,000,000	33,666
3/16/2016	3,600,000	37,800
5/6/2016	2,500,000	47,500
6/13/2016	3,200,000	26,800

During March 2016, the Company issued a total of 1,000,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 with accrued interest of $1,262 with the Note holder. The shares were recorded at a fair value of $19,900 or $0.0199 per share (See Note 4 and 6). The Company recorded a loss of $8,638 during the six months ended June 30, 2016.

8.     STOCK OPTIONS AND WARRANTS

Common Stock Warrants

On March 3, 2016, in connection with the issuance of a convertible note, the Company granted five-year warrants to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.03 per share. The warrants were valued at their fair value of $48,774 and $48,759 using the Black-Scholes method on March 3, 2016 and June 30, 2016, respectively. The warrants expire on March 3, 2021 (See Note 6).

On April 4, 2016, in connection with the issuance of convertible notes, the Company granted three-year warrants to purchase an aggregate of 4,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. The warrants were valued at their fair value of $61,544 and $25,218 using the Black-Scholes method on April 4, 2016 and June 30, 2016, respectively. The warrants expire on April 4, 2019 (See Note 6).

From time to time, we issue warrants to purchase our common stock. These warrants have been issued for cash in conjunction with the private placement of shares of our common stock.

During March 2016, the Company issued 916,667 warrants to purchase common stock at an exercise price of $0.10 per share. The warrants expire on March 31, 2017 (See Note 7).

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the six months ended June 30, 2016:

	Number Of shares	Weighted average exercise price
Balance December 31, 2015	21,725,000	$0.95
Exercised	-	-
Issued	7,416,667	$0.02
Forfeited	(15,847,666)	-
Balance June 30, 2016	13,294,001	$0.42

The following table summarizes information about fixed-price warrants outstanding as of June 30, 2016:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2016	$0.03-6.0	13,294,001	2.07 years	$0.42

As of June 30, 2016, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0079, closing stock price of our common stock on June 30, 2016. There were no in-the-money warrants at June 30, 2016.

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
$570,301

We incurred rent expense of $58,544 and $62,548 during six months ended June 30, 2016 and 2015, respectively.

The Company sublets approximately 3779 square feet of its space to Nationwide Laboratory Services, Inc. for one year started from April 2015. The rent for the first three months is $1,500 for the first three months, and then the rent will be increased by $100 per month until the sum of $2,200 per month is attained. During the six months ended June 30, 2016, the Company recorded a rental income of $19,381 which included the rent and utilities. The sub-lease ended on April 30, 2016.

Consulting Agreements

During July 2015, the Company signed an agreement with a consulting company for consulting services for five years. In connection with the agreement, 500,000 shares of company’s restricted common stocks and a one year note of $50,000 with 8% interest were granted. The share was valued at $0.18 per share. The stocks and note payable have not been issued as of June 30, 2016. The Company has accrued the $142, 500 in accrued expense and recorded as an equity compensation charge during the year ended December 31, 2015. The accrued balance has not changed as of June 30, 2016.

During July 2015, the Company signed an agreement with a consultant for investor relation services for two months. In connection with the agreement, 400,000 shares of company’s restricted common stocks were granted with a fair value of $84,000.   The share was valued at $0.21 per share. During August 2015, the Company signed an extension agreement with the consultant for a month. In connection with the agreement, 200,000 shares of company’s restricted common stocks were issued with a fair value of $32,000. The share was valued at $0.16 per share.  The stocks have not been issued as of June 30, 2016.  The Company has accrued the $116,000 in accrued expense and recorded as an equity compensation charge during the year ended December 31, 2015. The accrued balance has not changed as of June 30, 2016.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of company’s restricted common stocks were granted. 1,000,000 shares of Common Stock of the Company were issued on the date of execution of the agreement. 500,000 shares of Common Stock of the Company are to be issued quarterly, beginning on the first day of the third month following the effective date. Cash payment of $3,000 is expected to be paid on a monthly basis. The 2,500,000 shares granted are valued at the end of each quarter until the consultants complete their performance in October 2016. The 2,500,000 shares granted were valued at $0.0079 per share which is the stock price at June 30, 2016. The Company has incurred an equity compensation charge of $13,990 as of June 30, 2016. The remaining unrecognized compensation cost of $1,810 is related to non-vested equity-based compensation. The Company has accrued the $15,800 in additional paid in capital as the 1,000,000 shares of stocks granted on January 15, 2016 and April 15, 2016 have not been issued as of June 30, 2016 (See Note 7).

On March 28, 2016, the Company signed an expansion agreement with a consulting company to the original consulting agreement dated on October 15, 2015 for consulting services for twelve months for a monthly fee of $7,000. To relieve the Company's cash obligation of $36,000 per original agreement, the Company issued three convertible notes for a total of $120,000 which includes the fees due under the original agreement and the new monthly fees due under the expansion agreement. The three-year warrants to purchase 2,000,000 shares of the Company’s common stock with an exercise price of $0.05 per share were also issued (See Note 6).

Litigation

Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc.

On June 1, 2015, ReceptoPharm entered into a settlement agreement with Patricia Meding, a former officer and shareholder of ReceptoPharm. The settlement relates to a lawsuit filed by Ms. Meding against ReceptoPharm (Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.: 18247/06, New York Supreme Court, Queens County) in which she claimed to own certain shares of ReceptoPharm stock and claimed to be owed amounts on a series of promissory notes allegedly executed in 2001 and 2002.

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of June 30, 2016, the Company has accrued the legal settlement amount at present value of $196,604 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of June 30, 2016, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action. On September 30, 2013, the Company entered into a settlement agreement with the Petitioners and the bankruptcy action was dismissed. In full and final satisfaction of all claims, the settlement agreement provides for payment to the Petitioners of a total sum of $350,000. As of June 30, 2016, $35,000 has been paid. On October 21, 2014 we received a Notice of Default from the Petitioners' counsel. We have responded to the notice and the alleged default.During December 2015, the Petitioner's claims and accruals for a total of $1,085,468 that have passed the statute of limitation were written off, included in the amount was the accrued salary of $815,747, officer’s loan and accrued interest for $129,466, salary and payroll tax payable of $140,255. Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, the Company has accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of June 30, 2016.

10.     SUBSEQUENT EVENTS

Common Stock Issued for Settlement of AP

On July 25, 2016, the Company issued a total of 14,000,000 shares of the company’s restricted stock to settle the outstanding commissions’ payable in aggregate of $70,000 with TCN. The shares were valued at $0.009 per share.

Common Stock Issued for Debt

During July 2016, the Company issued 36,000 restricted shares to the Noteholder due to the default on repayment of the promissory note of $100,000 originated in January 2016. The shares were valued at a fair value of $342 (See Note 6).

Common Stock Issued for Services

During July 2016, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, a total of 4,250,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share.

During July 2016, the Company signed agreements with a consultant for investor relation services for twelve months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share.

During July 2016, the Company signed agreements with a consultant for investor relation services for three months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share.

During July 2016, the Company signed agreements with a consultant for investor relation services for six months. In connection with the agreement, 1,200,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share.

During July 2016, the Company signed agreements with a consultant for investor relation services for twelve months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share.

During July 2016, the Company signed an agreement with a consultant for services rendered. In connection with the agreement, 1,000,000 shares of company’s restricted common stocks were issued. The share was valued at $0.009 per share.

During July 2016, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, a total of 625,000 shares of company’s restricted common stocks were issued. The share was valued at $0.009 per share.

During July 2016, the Company signed an agreement with a consultant for legal services for twelve months. In connection with the agreement, a total of 1,000,000 shares of company’s restricted common stocks were issued. The share was valued at $0.009 per share.

Promissory and Convertible Notes payable

In July 2016, the Company issued a Convertible Note in the amount of $50,000 to a non-related party. The note carries interest at 2% monthly and is due on the date that is six months from the execution and funding of the note. The note holder has the right to convert the notes into shares of Common Stock at a price of $0.05. The loan is under personal guarantee by our President and CEO, Rik Deitsch.

In August 2016, the Company issued a Promissory Note in the amount of $100,000 to a non-related party. The note carries interest at 12% annually and is due on the date that is three months from the execution and funding of the note. The note holder has the right to convert the notes into shares of Common Stock at a price of $0.008 after the maturity date. In connection with the issuance of this promissory note, the Company issued 200,000 shares of the Company's common stocks.

In August 2016, the Company issued a Promissory Note in the amount of $100,000 to a non-related party. The note carries interest at 12% annually and is due on the date that is three months from the execution and funding of the note. The note holder has the right to convert the notes into shares of Common Stock at a price of $0.008 after the maturity date. In connection with the issuance of this promissory note, the Company issued 200,000 shares of the Company's common stocks.

Common Stock Issued for Services and Settlement of Investment

During July 2016, our Board of Directors unanimously approved of the appointment of Dan Oran as our Director as well as a stock grant to Mr. Oran for 2,500,000 shares of our common stock as compensation for his service as Director. The share was valued at $0.0095 per share. Dan Oran made an initial investment of $100,000 to fund the operation of the Company. Following the receipt of the initial placement on July 20, 2016, the Company issued 12,500,000 shares in settlement of $100,000.

During July 2016, our Board of Directors unanimously approved of Dale Vanderputten, PhD as our Chief Scientific Officer. The Company granted 2,500,000 shares of common stock as compensation for his service.

Common Stock Issued for Debt Conversions

In July 2016, the Note holder made a conversion of 3,500,000 shares satisfying $10,868 of the note payable originated in April 2015. The principal and accrued interest after the conversion was $203,090. The Company repaid the note in full on August 15, 2016.

Due to officer

Subsequent to June 30, 2016 and through August 22, 2016, the Company borrowed $59,000 and repaid $83,100 to its President, Rik Deitsch and the Companies owned by him. The amount owed to Mr. Deitsch and its Companies at August 22, 2016 was $77,445 (See Note 5).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the second quarter of 2016 has focused upon marketing our homeopathic drugs for the treatment of pain:

•

Nyloxin® (Stage 2 Pain)

•

Nyloxin® Extra Strength (Stage 3 Pain)

•

Pet Pain-Away™

We will continue this focus during the remainder of 2016.

During our second quarter of 2016 and thereafter, the following has occurred:

On July 27, 2016, we announced the addition of Dan Oran to our Board of Directors.

Dan Oran is 50 years of age. He has more than 27 years of experience as a successful business owner in the US and Israel with extensive knowledge of finances, sales and cost management skills. Mr. Oran is also a seasoned Real Estate investor who owns and manages both commercial and residential properties in South Florida and abroad. Since 2014 he has been the brand builder and consultant for the Cybertec Group, a communications technology company. From 2008 through 2014 he owned and managed Aboulafia Since 1879, a manufacturer and distributor of electronics equipment. From 1999 through 2008, Mr. Oran owned and managed Lav Distributors, a distributor of electronics equipment. Mr. Oran was raised and educated in Israel, moving to the United States in 1990.

On July 27, 2016, we announced the addition of Dale Vanderputten, PhD as our Chief Scientific Officer (CSO).

Dale Vanderputten, PhD is 57 years of age. He has been CEO and CSO of the biotechnology company Omnia Biologics, Inc., headquartered in Rockville, MD since 2003.  From 1999 through 2003 he was COO and CSO of cancer gene therapy company DirectGene, Inc., headquartered in Annapolis, MD. Dr VanderPutten has held scientific and technology development positions in government, academia and industry from 1980 through 1999 including at the National Institutes of Health, University of Maryland, and Proteome Sciences, plc. Dr. VanderPutten received a Bachelor of Sciences degree in Biology and Chemistry from the American University in Washington, DC in 1982, a PhD in Genetics from the George Washington University in 1993 and an MBA from the University of Maryland in 1996. He did his doctoral and post-doctoral training in molecular neuro-biology at the National Institutes of Health.

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

Results of Operations – Comparison of Three Months Periods Ended June 30, 2016 and June 30, 2015

Net sales for the three-month period ended June 30, 2016 are $30,682 compared to $78,063 for the three months period ended June 30, 2015.  The decrease in net sales is primarily attributable to the decrease in Nyloxin® sales.

Cost of sales for the three-month period ended June 30, 2016 is $10,721 compared to $19,621 for the three-month period ended June 30, 2015.  Our cost of sales includes the direct costs associated with Nyloxin® manufacturing. Our gross profit margin for the three-month period ended June 30, 2016 is $19,961 or 65.1% compared to $58,442 or 74.9% for the three-month period ended June 30, 2015. The decrease in our profit margin is due primarily to the increase in the credit card processing fees.

Selling, general and administrative expenses (“SG&A”) decreased $425,800 or 40.4% from $1,054,549 for the quarter ended June 30, 2015 to $628,749 for the quarter ended June 30, 2016, generally due to the decrease of approximately $540,000 in legal fees and potential penalty on default payment of settlement of Meding case, offset by the increase in stock based compensation of $36,846 or 29.0% from $125,057  for the three months period ending June 30, 2015 to $161,903 for the three months period ending June 30, 2016, and the increase of $77,000 in consulting, payroll, travel and professional fees.

Rental income increased $5,608 or 88.1%, from $6,364 for the quarter ended June 30, 2015 to $11,972 for the comparable 2016 period.  This increase was due to a sublease agreement entered in April, 2015 through April, 2016.

Interest expense decreased $32,612 or 29.5%, from $110,424 for the quarter ended June 30, 2015 to $77,812 for the comparable 2016 period.  This decrease was due to decrease in amortization of loan discounts in the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended June 30, 2016 and 2015, the liability related to these hybrid instruments fluctuated, resulting in a loss of $129,563 and $665,503, respectively.

Gain on settlement of debt and accounts payable increased $150,259 or 100%, from the loss of $0 for the three months ended June 30, 2015 to the gain of $150,259 for the comparable 2016 period.  This increase was due to a increase in settlement of debts and accounts payable through issuance of stocks for the three months ended June 30, 2016 compared to the comparable 2015 period.

As a result of the foregoing, our net loss decreased by $1,111,738 or 63.0%, from $1,765,670 for the quarter ended June 30, 2015 to $653,932 for the comparable 2016 period.

Comparison of Six Months Ended June 30, 2016 and June 30, 2015

Net sales for the six months ended June 30, 2016 are $68,069 compared to $199,061 for the six months ended June 30, 2015.  The decrease in sales is primarily attributable to an overall decrease in sales of Nyloxin®.

Cost of sales for the six months ended June 30, 2016 is $18,195 compared to $44,675 for the six months ended June 30, 2015.  Our cost of sales includes the direct costs associated with Nyloxin® manufacturing. Our gross profit margin for the six months ended June 30, 2016 is $49,874 or 73.3% compared to $154,386 or 77.6% for the six months ended June 30, 2015. The decrease in our profit margin is due primarily to increase in the credit card processing fees.

Selling, general and administrative expenses (“SG&A”) decreased  $430,009 or 29.8% from $1,443,281 for the six months ended June 30, 2015 to $1,013,271 for the six months ended June 30, 2016, generally due to the decrease of approximately $540,000 in legal fees and potential penalty on default payment of settlement of Meding case, offset by the increase in stock based compensation of $27,633 or 13.5% from $204,380  for the six months period ending June 30, 2015 to $232,013 for the six months period ending June 30, 2016, and the increase of $82,000 in consulting, payroll, travel and professional fees.

Rental income increased $13,017 or 204.5%, from $6,364 for the quarter ended June 30, 2015 to $19,381 for the comparable 2016 period.  This increase was due to a sublease agreement entered in April, 2015 and ended in April, 2016.

Interest expense decreased $22,401 or 13.7%, from $163,380 for the six months ended June 30, 2015 to $140,979 for the comparable 2016 period.  This decrease was due to decrease in amortization of loan discounts in the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015.

We carry certain of our debentures and common stock warrants at fair value. For the six months ended June 30, 2016 and 2015, the liability related to these hybrid instruments fluctuated, resulting in a loss of $812,187 and $683,773, respectively.

Gain on settlement of debt and accounts payable increased $168,431 or 100%, from the loss of $0 for the six months ended June 30, 2015 to the gain of $168,431 for the comparable 2016 period.  This increase was due to an increase in settlement of debts and accounts payable through issuance of stocks for the six months ended June 30, 2016 compared to the comparable 2015 period.

Our net loss decreased by $400,932 or 18.9%, from $2,129,684 for the six months ended June 30, 2015 to $1,728,752 for the comparable 2016 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended June 30, 2016, we have an accumulated deficit of $51,640,537 and working capital and stockholders’ deficits of $4,026,754 and $4,185,959, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of June 30, 2016, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. During the six months ended June 30, 2016, we borrowed $134,151 and repaid $85,905 to Mr. Deitsch and the Companies owned by him. In addition, Mr. Deitsch accepted a total of 15,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan in June 2016. The amount owed to Mr. Deitsch and its Companies at June 30, 2016 was $100,500.

Subsequent to June 30, 2016 and through August 22, 2016, the Company borrowed $59,000 and repaid $83,100 to its President, Rik Deitsch and the Companies owned by him. The amount owed to Mr. Deitsch and its Companies at August 22, 2016 was $77,445.

As of June 30, 2016, we raised $479,625, net of debt discount and loan issuance cost of a total of $15,375 through issuance of promissory notes, $200,000, net of debt discount and loan issuance cost of $10,870, through the issuance of convertible notes.

We expect to utilize the proceeds from these funds and additional capital to manufacture Nyloxin® and Pet Pain-Away and reduce our debt level.  We estimate that we will require approximately $160,000 to fund our existing operations and ReceptoPharm’s operations through December 31, 2016.  These costs include: (i) compensation for three (3) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

Uncertainties and Trends

Our operations and possible revenues are dependent now and in the future upon the following factors:

•

whether Cobroxin®, Nyloxin®, Nyloxin® Extra Strength and Pet Pain-Away™ will be accepted by retail establishments where they are sold;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2016, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2016, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of June 30, 2016. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc.

On June 1, 2015, ReceptoPharm entered into a settlement agreement with Patricia Meding, a former officer and shareholder of ReceptoPharm.  The settlement relates to a lawsuit filed by Ms. Meding against ReceptoPharm (Patricia Meding, et. al. v. ReceptoPharm, Inc. f/k/a Receptogen, Inc., Index No.: 18247/06, New York Supreme Court, Queens County) in which she claimed to own certain shares of ReceptoPharm stock and claimed to be owed amounts on a series of promissory notes allegedly executed in 2001 and 2002.

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of June 30, 2016, the Company has accrued the legal settlement amount at present value of $196,604 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action. On September 30, 2013, the Company entered into a settlement agreement with the Petitioners and the bankruptcy action was dismissed. In full and final satisfaction of all claims, the settlement agreement provides for payment to the Petitioners of a total sum of $350,000. As of June 30, 2016, $35,000 has been paid. On October 21, 2014 we received a Notice of Default from the Petitioners' counsel. We have responded to the notice and the alleged default.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued for Services

During April 2016, the Company signed an agreement with Greentree Financial Group, Inc. (“Greentree”) for consulting services for six months. In connection with the agreement, 700,000 shares of company’s restricted common stocks were issued. The share was valued at $0.018 per share. The Company recorded an equity compensation charge of $6,124 during the six months ended June 30, 2016. The remaining unrecognized compensation cost of $6,476 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, a total of 4,250,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share.

During July 2016, the Company signed agreements with a consultant for investor relation services for twelve months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share.

During July 2016, the Company signed agreements with a consultant for investor relation services for three months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share.

During July 2016, the Company signed agreements with a consultant for investor relation services for six months. In connection with the agreement, 1,200,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share.

During July 2016, the Company signed agreements with a consultant for investor relation services for twelve months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share.

During July 2016, the Company signed an agreement with a consultant for services rendered. In connection with the agreement, 1,000,000 shares of company’s restricted common stocks were issued. The share was valued at $0.009 per share.

During July 2016, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, a total of 625,000 shares of company’s restricted common stocks were issued. The share was valued at $0.009 per share.

During July 2016, the Company signed an agreement with a consultant for legal services for twelve months. In connection with the agreement, a total of 1,000,000 shares of company’s restricted common stocks were issued. The share was valued at $0.009 per share.

Common Stocks Issued to Employees and Directors

During June, 2016, the Board of Directors approved a resolution for the issuance of a total of 10,900,000 shares of the Company’s restricted common stock to directors and employees of the Company. The issuance was valued at $147,150 or $0.0135 per share which was the stock price on the date of issuance.

Common Stock Issued with Promissory Note

In May 2016, in connection with the issuance of a note payable to a non-related party in the amount of $75,000 which is due in six months from the funding of the note, the Company issued a total of 500,000 shares of common stock with a fair value of $8,036 as part of the agreement (See Note 6).

In June 2016, in connection with the issuance of a note payable to a non-related party in the amount of $50,000 which is due in six months from the funding of the note, the Company issued a total of 400,000 shares of common stock with a fair value of $4,900 as part of the agreement (See Note 6).

During July 2016, the Company issued 36,000 restricted shares to the Noteholder due to the default on repayment of the promissory note of $100,000 originated in January 2016. The shares were valued at a fair value of $342 (See Note 6).

In August 2016, the Company issued a Promissory Note in the amount of $100,000 to a non-related party. The note carries interest at 12% annually and is due on the date that is three months from the execution and funding of the note. The note holder has the right to convert the notes into shares of Common Stock at a price of $0.008 after the maturity date. In connection with the issuance of this promissory note, the Company issued 200,000 shares of the Company’s common stocks.

In August 2016, the Company issued a Promissory Note in the amount of $100,000 to a non-related party. The note carries interest at 12% annually and is due on the date that is three months from the execution and funding of the note. The note holder has the right to convert the notes into shares of Common Stock at a price of $0.008 after the maturity date. In connection with the issuance of this promissory note, the Company issued 200,000 shares of the Company’s common stocks.

Common Stock Issued for Settlement of Accounts Payable & Debt

In June 2016, Mr. Deitsch accepted a total of 15,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan (See Note 5). The shares were valued at the note payable amount due to the fact that it was a related party transaction.

During May 2016, the Company issued a total of 2,500,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 and accounts payable of $15,000 with the Note holder. The shares were recorded at a fair value of $32,500 or $0.013 per share (See Note 4 and 6). The Company recorded a loss of $7,500 during the six months ended June 30, 2016.

Following the assignment of debt of $27,300 in August 2015, Coventry made a conversion of 3,492,063 shares of the company’s restricted stock satisfying $20,000 of the Note with a fair value of $38,356 during April and June 2016 (See Note 6).

Date	Number of shares converted	Fair Value of Debt Converted
4/14/2016	1,111,111	$18,213
6/6/2016	2,380,952	$20,143

During June, 2016, Vista made conversions for a total of 1,979,578 satisfying $9,816 of the note with a fair value 27,086 (See Note 6).

During May through June, 2016, the Note holder made a conversion of total of 5,700,000 shares of stocks satisfying $24,836 of notes payable of $275,000 originated in April 2015 with a fair value of $74,300(See Note 6).

Date	Number of shares converted	Fair Value of Debt Converted
5/6/2016	2,500,000	47,500
6/13/2016	3,200,000	26,800

On July 25, 2016, the Company issued a total of 14,000,000 shares of the company’s restricted stock to settle the outstanding commissions’ payable in aggregate of $70,000 with TCN. The shares were valued at $0.009 per share.

In July 2016, the Note holder made a conversion of 3,500,000 shares satisfying $10,868 of the note payable originated in April 2015. The principal and accrued interest after the conversion was $203,090. The Company repaid the note in full on August 15, 2016.

Common Stock Issued for Services and Settlement of Investment

During July 2016, our Board of Directors unanimously approved of the appointment of Dan Oran as our Director as well as a stock grant to Mr. Oran for 2,500,000 shares of our common stock as compensation for his service as Director. The share was valued at $0.0095 per share. Dan Oran made an initial investment of $100,000 to fund the operation of the Company. Following the receipt of the initial placement on July 20, 2016, the Company issued 12,500,000 shares in settlement of $100,000.

During July 2016, our Board of Directors unanimously approved of Dale Vanderputten, PhD as our Chief Scientific Officer. The Company granted 2,500,000 shares of common stock as compensation for his service.

Item 3. Defaults Upon Senior Securities

During the third quarter of 2010 we borrowed $200,000 from one of our directors. At June 30, 2016, we owed this director accrued interest of $190,445. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch.

In December 2015, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. The loan is in default.

In January 2016, the Company issued a promissory note to a non-related party in the amount of $100,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. The loan is in default.

On June 11, 2012, LPR sold their remaining debt, which included legal fees, of $281,772 to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of June 30, 2016, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

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

NUTRA PHARMA CORP.
Registrant

Dated: August 22, 2016	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer