Form 10-Q
period 2016-09-30
NUTRA PHARMA CORP
filed 2016-11-22
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 21, 2016, there was 255,391,579 shares of common stock.

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending September 30, 2016, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Footnotes

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$20,316	$6,890
Accounts receivable	37,778	21,990
Inventory	51,444	54,034
Prepaid expenses and other current assets	207,884	266,579
Total current assets	317,422	349,493

Property and equipment, net	13,477	18,986
Other assets	15,550	19,164
Total assets	$346,449	$387,643

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$938,821	$842,024
Accrued expenses	996,909	1,130,271
Due to officers	41,328	146,770
Derivative warrant liability	47,078	142,556
Other debt, net of debt discount of $28,565 and $46,523, respectively	2,259,476	1,492,369
Total current liabilities	4,283,612	3,753,990
Convertible debts	99,741	60,870
Legal settlement liability, long term portion	67,282	147,179
Total liabilities	4,450,635	3,962,039

Commitments and Contingencies (See Note 9)	-	-

Stockholders' deficit:

Common stock, $0.001 par value, 2,000,000,000 shares authorized:228,301,585, and 79,770,782 shares issued and outstanding at September 30, 2016 and December 31, 2015	228,302	79,771
Additional paid-in capital	47,952,067	46,257,619
Accumulated deficit	(52,284,555)	(49,911,786)
Total stockholders' deficit	(4,104,186)	(3,574,396)
Total liabilities and stockholders' deficit	$346,449	$387,643

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$70,487	$52,869	$138,556	$251,930
Cost of sales	9,925	12,524	28,120	57,199
Gross profit	60,562	40,345	110,436	194,731

Operating expenses:
Selling, general and administrative - including stock based compensation of $353,006 and $2,538,710 for the nine months ended September 30, 2016 and 2015, respectively	566,578	3,957,014	1,579,850	5,400,295
Total other costs and expenses	566,578	3,957,014	1,579,850	5,400,295
Net Loss from Operations	(506,014)	(3,916,669)	(1,469,414)	(5,205,564)

Other Expenses
Rental Income	-	10,355	19,381	16,719
Interest expense	(59,453)	(138,769)	(200,432)	(302,149)
Change in fair value of derivatives	(160,563)	90,102	(972,750)	(593,671)
Gain on settlement of debt, net	82,015	16,583	250,446	16,583
Other Expenses	(138,001)	(21,729)	(903,355)	(862,518)
Net loss before income taxes	(644,015)	(3,938,398)	(2,372,769)	(6,068,082)
Provision for income taxes	-	-	-	-
Net loss	$(644,015)	$(3,938,398)	$(2,372,769)	$(6,068,082)

Net loss per share - basic and diluted	$(0.00)	$0.06	$(0.02)	$0.13

Weighted average number of shares outstanding during the period - basic and diluted	201,274,372	65,550,190	136,094,680	48,492,675

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Cash collected from customers	$178,357	$676,083
Cash paid for commission	(20,000)	(466,478)
Cash paid to suppliers	(16,139)	(59,893)
Cash paid to employees	(89,358)	(101,598)
Interest paid	(91,118)	(38,968)
Other operating cash payments	(949,273)	(853,671)
Cash collected from rental income	19,381	16,719
Net cash used in operating activities	(968,150)	(827,806)

Cash flows from investing activities:
Acquisition of property and equipment	(912)	(718)
Net cash used in investing activities:	(912)	(718)

Cash flows from financing activities:

Common stock sold for cash-related party	100,000	-
Common stock sold for cash	55,000	682,500
Loans from officers	149,951	65,820
Repayment of officers loans	(162,675)	(183,470)
Proceeds from notes payable-related party	200,000
Repayments of notes payable-related party	(35,000)	(60,000)
Proceeds from convertible notes, net of debt discount and loan issuance cost of $15,370 and $7,250, respectively	444,000	424,800
Repayments of convertible notes	(189,319)
Proceeds from other notes payable, net of debt discount of $0 and $54,000, respectively, and loan issuance cost of $15,375 and $10,130, respectively	754,625	149,870
Repayments of other notes payable	(334,094)	(262,244)
Net cash provided by financing activities	982,488	817,276

Net decrease in cash	13,426	(11,248)

Cash - beginning of period	6,890	15,530

Cash - end of period	$20,316	$4,282

Reconciliation of net loss to net cash used in operating activities:
Cash flows from operating activities:
Net loss	$(2,372,769)	$(6,068,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt	(250,446)	(16,583)
Depreciation	6,421	9,091
Stock-based compensation	353,006	2,538,710
Stock issued for loan extension and accounts payable	342	1,229,023
Change in fair value of derivative	972,750	593,671
Amortization of loan discount	80,203	215,572
Changes in operating assets and liabilities:
Increase in accounts receivables	(15,788)	10,406
Decrease (Increase) in inventory	2,590	(7,951)
Increase in prepaid expenses and other assets	(30,692)	(18,381)
Increase in accounts payable	367,797	138,797
Increase (Decrease) in accrued expenses	(81,564)	547,921
Net cash used in operating activities	(968,150)	(827,806)

Supplemental Cash Flow Information:
Cash paid for interest	$91,118	$38,968
Non cash Financing and Investing:
Note issued in settlement of notes and accounts payable	$423,300	$74,000
Shares issued to satisfy debt	$1,023,345	$644,144
Shares issued to satisfy debt-related party	$100,000	$10,000
Discounts on notes payable	$31,502	$189,958

See the accompanying notes to the condensed consolidated unaudited financial statements.

NUTRA PHARMA CORP.

Notes to Condensed Consolidated Unaudited Financial Statements

September 30, 2016

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

Liquidity and Going Concern

Our Condensed Consolidated Unaudited Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $52,284,555 at September 30, 2016. In addition, we had respective working capital and stockholders’ deficits at September 30, 2016 of $3,966,190 and $52,284,555, respectively.

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

As of September 30, 2016, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

The Company collects 100% of the cash proceeds from the sale of its product by its distributor, remits a portion of the cash proceeds received back to the distributor and records the sale on a net basis. In the nine months ended September 30, 2016, the Company collected $178,357 in gross receipts and recorded $138,556 as net sales.

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

Inventories

Inventories, which are stated at the lower of average cost or market, and consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand.  If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs are charged to cost of goods sold.  We performed evaluations of our inventory during the nine months ended September 30, 2016 and determined no allowances need to be recorded.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the nine months ended September 30, 2016, there were two customers that accounted for 23.5% and 11.1% of the total revenues, respectively.

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

Property and equipment consists of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Computer equipment	$25,120	$24,208
Furniture and fixtures	34,757	34,757
Lab equipment	42,129	42,129
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	204,451	203,539
Less: Accumulated depreciation	(190,974)	(184,553)
Property and equipment, net	$13,477	$18,986

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At September 30, 2016, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $6,421 and $9,091, respectively.

Advertising

All advertising costs are expensed as incurred.  Advertising costs were approximately $2,834 and $2,216 for the nine months ended September 30, 2016 and 2015, respectively.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position.  As of September 30, 2016, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

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

On July 18, 2015, the Company received a notice of penalty charge of $35,296 from IRS for failure to file Forms W-2 for tax period ended at December 31, 2011. During February 2016, the Company signed a payment agreement to pay the penalty. The installment payments started on October 28, 2016.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of September 30, 2016 and 2015, the following items were not included in dilutive loss as the effect is anti-dilutive:

	September 30, 2016	September 30, 2015
Options and warrants	9,456,667	19,361,666
Convertible notes payable	160,089,312	8,762,432
Total	169,545,979	28,124,098

Reclassifications

Certain amounts in the 2015 Condensed Consolidated Unaudited Financial Statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We have adopted the provisions of this ASU for the nine months ended September 30, 2016.

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

2.     FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value as of September 30, 2016 and December 31, 2015:

	Fair Value Measurements at September 30, 2016
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$47,078	$-	$-	$47,078
Convertible notes at fair value	$1,338,617	$-	$-	$1,338,617

	Fair Value Measurements at December 31, 2015
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$142,556	$-	$-	$142,556
Convertible notes at fair value	$1,021,501	$-	$-	$1,021,501

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016 for the warrants:

Description	September 30, 2016
Beginning balance	$142,556
Purchases, issuances, and settlements	110,291
Day one loss on value of hybrid instrument	-
Total gain included in earnings (1)	(205,769)
Ending balance	$47,078

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

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of September 30, 2016:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Anti-Dilution Adjusted Price	%	Look-back Period
2016	$839,571	4%-12%	n/a	$0.001-$0.20	40%-60%	10 to 20 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016 for the Convertible Notes:

September 30, 2016
Description
Beginning balance	$1,021,501
Purchases, issuances, and settlements	646,121
Day one loss on value of hybrid instrument	766,319
Loss from change in fair value	117,340
Repayment in cash	(189,319)
Conversion to common stock	(1,023,345)
Ending balance	$1,338,617

3.     INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis. At September 30, 2016 and December 31, 2015, inventories were as follows:

	September 30, 2016	December 31, 2015
Raw Materials	$29,216	$29,216
Finished Goods	22,228	24,818
Total Inventories	$51,444	$54,034

The Company regularly reviews inventory quantities on hand.  If necessary, the Company records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs and write-offs are charged to cost of goods sold.  We performed evaluations of our inventory at September 30, 2016, the Company did not experience any write downs or write offs.

4.     SETTLEMENT OF ACCOUNTS AND NOTE PAYABLE

On February 10, 2016, the Note holder of a convertible loan of $75,000 with a fair value of $101,810 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note. The Company has recorded a gain of $26,810 in connection with this debt sale (See Note 6 and 7).

During March 2016, the Company issued a total of 1,000,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 with accrued interest of $1,262 with the Note holder. The shares were recorded at a fair value of $19,900 or $0.0199 per share (See Note 6 and 7). The Company recorded a loss of $8,638 during the nine months ended September 30, 2016.

On May 16, 2016, the Note holder of a convertible loan of $65,000 with a fair value of $229,759 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note. The Company has recorded a gain of $157,759 in connection with this debt sale (See Note 6).

During May 2016, the Company issued a total of 2,500,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 and accounts payable of $15,000 with the Note holder. The shares were recorded at a fair value of $32,500 or $0.013 per share (See Note 6 and 7). The Company recorded a loss of $7,500 during the nine months ended September 30, 2016.

During July 2016, the Company issued a total of 10,000,000 shares of the company’s restricted stock to settle the outstanding debt of $50,000 with accrued interest of $2,400 with the Note holder. The shares were recorded at a fair value of $90,000 or $0.009 per share (See Note 6 and 7). The Company recorded a loss of $37,600 during the nine months ended September 30, 2016.

During July 2016, the Company issued 14,000,000 shares of the company’s restricted stock (See Note 7) to settle the outstanding commissions’ payable in aggregate of $70,000 with TCN. The shares were valued at $0.009 per share. The Company recorded a loss of $56,000 as a selling expense during the nine months ended September 30, 2016.

During September 2016, the Company issued a total of 1,250,000 shares of the company’s restricted stock to settle accounts payable of $10,000 with the Note holder. The shares were recorded at a fair value of $11,875 or $0.0095 per share (See Note 7). The Company recorded a loss of $1,875 during the nine months ended September 30, 2016.

During September 2016, the Company issued 550,000 shares of the company’s restricted stock (See Note 7 and 9) to settle the accrued expense in aggregate of $126,000 with a consultant. The shares were valued of $4,510 or $0.0082 per share. The Company recorded a loss of $121,490 during the nine months ended September 30, 2016.

5.     DUE TO OFFICERS

At September 30, 2016 and December 31, 2015, the balance due to officer and the Companies owned by him is $41,328 and $146,770, respectively. The loan is an unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. During the nine months ended September 30, 2016, we borrowed $149,951 and repaid $162,675 to Mr. Deitsch and the Companies owned by him. In addition, Mr. Deitsch accepted a total of 15,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan in June 2016. Subsequent to September 30, 2016 and through November 21, 2016, the Company borrowed $130,000 and repaid $26,500 to its President, Rik Deitsch and the Companies owned by him. The amount owed to Mr. Deitsch and its Companies at November 21, 2016 was $146,089 (See Note 10).

6.     OTHER DEBT

Other debt (Both short-term and long term) consists of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Note payable – Related Party (Net of discount of $1,736 and $0, respectively)(1)	$198,264	$35,000
Notes payable – Non Related Parties (Net of discount of $13,886 and $24,602, respectively) (2)	785,279	518,659
Convertible notes payable, at fair value (Net of discount of $12,943 and $21,921, respectively) (3)	1,375,674	999,580
Ending balances	$2,359,217	$1,553,239

(1)

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. During the nine months ended September 30, 2016, we made a repayment of $75,000. $35,000 and $40,000 of the repayment was applied to principal and accrued interest, respectively. At September 30, 2016 and December 31, 2015, we owed this director principal balance of $0 and $35,000, respectively.  At September 30, 2016 and December 31, 2015, we owed this director accrued interest of $165,898 and $187,576, respectively.

In August 2016, the Company issued two Promissory Notes for a total of $200,000 ($100,000 each) to one of our directors’ owned Companies. The notes carry interest at 12% annually and are due on the date that is three months from the execution and funding of the note.  The notes holder has the right to convert the notes into shares of Common Stock at a price of $0.008 after the maturity date. In connection with the issuance of these promissory notes, the Company issued 400,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $3,536 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The discount of $1,800 was amortized during the nine months ended September 30, 2016. The interest expense for the nine months ended September 30, 2016 is $3,000. At September 30, 2016, the principal balance of the loan net of discount is $198,264. The loan is in default and negotiation for settlement.

(2)

At September 30, 2016, the balance of $785,279 consisted of the following loans:

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

•

As of September 30, 2016, the Company owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to the Company.

•

On November 5, 2015, the Company received a loan for a total of $150,000 from a non-related party. During May 2016, the loan was repaid along with interest on average 15% annum. The Company has recorded loan costs in the amount of $12,375 for the loan origination fees paid at inception date. The total loan cost of $12,375 was fully amortized during the nine months ended September 30, 2016.  Amortization for the nine months ended September 30, 2016 was $10,315. The interest expense for the nine months ended September 30, 2016 was $14,229.

•

On May 27, 2016, the Company received a loan for a total of $150,000 from a non-related party. The loan is repaid through scheduled payments through May 25, 2017 along with interest on average 15% annum. The Company has recorded loan costs in the amount of $15,375 for the loan origination fees paid at inception date. The total loan cost of $15,375 is amortized over the term of the loan. Amortization for the nine months ended September 30, 2016 was $5,425. As of September 30, 2016, repayment of $48,017 was made. The interest expense for the nine months ended September 30, 2016 was $12,053. As of September 30, 2016, the principal balance of the loan net of discount is $92,033. The loan was repaid in full on November 14, 2016 (See Note 10).

•

During November, 2015, the Company entered a Revenue Based Factoring Agreement with Qualified Merchant Group, Inc. (“QMG”). QMG purchased $67,500 of the Company’s future receipts for $50,000. In exchange for the purchased amount, the Company authorized QMG to ACH debit $459 daily from the Company’s bank account until QMG has received the purchase amount of $67,500. The loan is under personal guarantee by our President and CEO, Rik Deitsch.  The Company has recorded debt discount of $17,500 at inception date. During May 2016, the loan was repaid in full and the debt discount was fully amortized. Amortization for the debt discount for the nine months ended September 30, 2016 was $14,287.

•

In August 2015, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In the event of the Company's failure to pay the Note in a timely fashion, the Noteholder will receive 100,000 shares restricted, common stock on the date that is 15 business days after the maturity date. The accrued interest as of March 8, 2016 was $1,262. On March 8, 2016, the Company issued a total of 1,000,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 with accrued interest of $1,262 with the Note holder. The shares were recorded at a fair value of $19,900 or $0.0199 per share (See Note 4 and 7). The Company recorded a loss of $8,638 during the nine months ended September 30, 2016.

•

In December 2015, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. On September 21, 2016, we owed principal balance of $10,000 plus accrued interest of $1,951. The total of $11,951 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note (See Note 6(3)).

•

In January 2016, the Company issued a promissory note to a non-related party in the amount of $100,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 68,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $2,969 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $2,969 was fully amortized during the nine months ended September 30, 2016. The interest expense for the nine months ended September 30, 2016 is $15, 270.  During July 2016, the Company issued a total of 36,000 restricted shares due to the default on repayment. The shares were valued at a fair value of $342. (See Note 7). During August, 2016, the principal and accrued interest was repaid in full.

•

In January 2016, the Company issued a promissory note to a non-related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 350,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $8,915 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $8,915 was fully amortized during the nine months ended September 30, 2016.   At June 16, 2016, we owed principal balance of $50,000 plus accrued interest of $4,800. The total of $54,800 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note (See Note 6(3)).

•

In May 2016, the Company issued a promissory note to a non-related party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 500,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $8,036 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $8,036 will be amortized over the term of the debt. The interest expense for the nine months ended September 30, 2016 was $7, 200. Amortization for the debt discount for the nine months ended September 30, 2016 was $6,700. At September 30, 2016, the principal balance of the loan net of discount is $73,664. The loan is in default and negotiation of settlement.

•

In June 2016, the Company issued a promissory note to a non-related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 400,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $4,900 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $4,900 will be amortized over the term of the debt. The interest expense for the nine months ended September 30, 2016 was $3,533. Amortization for the debt discount for the nine months ended September 30, 2016 was $2,900. At September 30, 2016, the principal balance of the loan net of discount is $48,000.

•

In April 2016, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. The interest expense for the nine months ended September 30, 2016 is $450.

•

In April 2016, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing interest at 10% annually. The note is due in six months from the execution and funding of the note. During May 2016, the Company issued a total of 2,500,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 and accounts payable of $15,000 with the Note holder. The shares were recorded at a fair value of $32,500 or $0.013 per share (See Note 4 and 7). The Company recorded a loss of $7,500 during the nine months ended September 30, 2016.

•

In February 2016, the Company issued a promissory note to a non-related party in the amount of $50,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. The interest expense for the nine months ended September 30, 2016 is $2,042. During July 2016, the Company issued a total of 10,000,000 shares of the company’s restricted stock to settle the outstanding debt of $50,000 with accrued interest of $2,400 with the Note holder. The shares were recorded at a fair value of $90,000 or $0.009 per share (See Note 4 and 7). The Company recorded a loss of $37,600 during the nine months ended September 30, 2016.

•

During August 2016, the Company issued a promissory note to a non-related party in the amount of $150,000 bearing monthly interest at a rate of 2.5%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 100,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $800 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The discount of $200 was amortized during the nine months ended September 30, 2016. The interest expense for the nine months ended September 30, 2016 is $5,000. At September 30, 2016, the principal balance of the loan net of discount is $149,400.  In the event of the Company's failure to pay the Note in a timely fashion, the Noteholder will receive 50,000 shares restricted, common stock on the date that is 10 business days after the maturity date.

•

On September 26, 2016, the Company issued a promissory note to a non-related party in the amount of $75,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note.

(3)

At September 30, 2016, the balance of $1,375,674 consisted of the following convertible loans:

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

•

On March 19, 2014, the Company issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. The first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014.  The notes carry interest at 8% and are due on the date that is two years from the execution and funding of the note.  On March14, 2016, the maturity was extended by two years to March 19, 2018. The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $18,104. At September 30, 2016, these convertible notes payable, at fair value, was recorded at $36,180.

•

On February 25, 2015, the Company issued a Convertible Debenture in the amount of $68,250 to LG Capital Funding, LLC (“LG”). On August 17, 2015, the principal balance with accrued interest of $70,875 was assigned and sold to Coventry in the form of a Convertible Redeemable Note. During 2015, Coventry made a conversion of total of 1,201,471 shares of the company’s restricted stock satisfying the note in full with a fair value of $172,842. On August 17, 2015, the Company encountered a penalty of $27,300 in connection with prepayment of the LG note. The Company had Coventry make the payment to LG on behalf the Company and issued a Convertible Debentures in the amount of $27,300 to Coventry. The note carries interest at 8% and is due on August 17, 2016, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $21,293. During April, June and July 2016, a conversion of 5,114,285 shares of the company’s restricted stock was made satisfying the Note in full with a fair value of $51,065 (See Note 7).

•

On February 24, 2015, the Company issued a Convertible Debentures in the amount of up to $250,000 to a non-related party. During the year ended December 31, 2015 and nine months ended September 30, 2016, the Company received the fund for a total of $100,000 and $50,000, respectively. The note carries one time interest at 12% and is due on the date that is two years from the execution and funding of the note.  The note holders have the right to convert the notes into shares of Common Stock at a price of lessor of (a) 0.40 or (b) sixty percent (60%) of the average of the two lowest closing bid prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $102,383 and $113,952 for the nine months ended September 30, 2016 and for the year ended December 31, 2015, respectively. During August through December 2015, the Note holder made conversions for a total of 1,456,440 satisfying $60,870 of the note with a fair value of $131,125. During January through September, 2016, Vista made conversions for a total of 10,029,578 shares of the company’s restricted stock satisfying $79,920 of the note with a fair value of $189,371 (See Note 7). At September 30, 2016, the convertible note payable, at fair value, was recorded at $63,561 net of debt discount of $7,473. The Company has recorded loan costs in the amount of $18,870 for the loan origination fees. The loan cost was amortized over the term of the loan.  Amortization for the nine months ended September 30, 2016 was $6,313.

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

On January 9, 2016, the other note payable of $275,000 was in default. The Note holder made a conversion of total of 23,548,252 shares of stocks satisfying $113,896 of the notes payable with a fair value of $321,805 during the nine months ended September 30, 2016 (see Note 7). On August 31, 2016, the principal and accrued interest after the conversion was $189,319. The Company repaid the note in full on August 31, 2016.

During April 2015, the Company issued a total of 2,000,000 two year warrants to the notes holders to purchase common stock at an exercise price of $0.35 per share The Company classified embedded conversion features in these warrants as a derivative liability. During December 2015, 1,000,000 warrants were exercised via cashless exercise into 400,000 shares with a fair value of $33,440. The warrants were valued at their fair value of $189,959 and $134 respectively using the Black-Scholes method at the commitment and re-measurement dates of April 9, 2015 and September 30, 2016, respectively.

Also, the Company issued a total of 125,000 shares of common stocks in connection with issuance of these convertible notes payable. The Company has recorded debt discount a total of $232,500 for the warrants issued and origination fees at inception date. The debt discount was fully amortized as of September 30, 2016.  Amortization for the debt discount and loan issuance cost for the nine months ended September 30, 2016 was $3,194.

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

•

Following the assignment of prepayment penalty, the convertible note payable of $28,929, at fair value, was recorded at $73,695 on December 11, 2015. The note carries interest at 8% and is due on December 10, 2016, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $44,766. During July and August, 2016, the Noteholder made conversions of a total of 6,602,142 shares of the company’s restricted stock satisfying the note in full with a fair value of $73,441 (See Note 7).

•

During December 2015, our President and CEO, Mr. Deitsch, assigned $80,000 of his outstanding loan to a non-related party in the form of a Convertible Redeemable Note. The note carries interest at 4% and is due on December 7, 2016, unless previously converted into shares of restricted common stock. The note holder has the right to convert the note, until is no longer outstanding into shares of Common Stock at eighty-five percent (85%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the five trading days preceding the conversion date including the day upon which the notice of conversion is received by the Company. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $28,791. At September 30, 2016, the convertible notes payable, at fair value, was recorded at $92,027.

•

On December 28, 2015, the Company issued a Convertible Debenture in the amount of $65,000 to a non-related party. The note carries interest at 10% and is due on December 23, 2016, unless previously converted into shares of restricted common stock. The note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price of  sixty percent (60%) of the lowest closing bid prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $54,300. The Company also issued 300,000 shares of common stocks as additional consideration. The Company has recorded debt discount of $15,810 for the fair value of stocks issued on the inception date. The debt discount was fully amortized during the nine months ended September 30, 2016. . On June 20, 2016, the balance of $65,000 with accrued interest and fees of $7,000, at fair value of $229,759, was assigned and sold to a non-related party in the form of a Convertible Redeemable Note. The Company has recorded a gain of $157,759 in connection with this debt sale (See Note 4). The new Note of $72,000 carries interest at 8% and is due on June 20, 2017, unless previously converted into shares of restricted common stock. The convertible note’s holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $192,863. At September 30, 2016, the convertible notes payable, at fair value, was recorded at $135,607.

•

On March 3, 2016, the Company issued a Convertible Debenture in the amount of $100,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 8% and is due on March 3, 2017, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $87,596. During September 2016, the Noteholder made a conversion of 5,000,000 shares of the company’s restricted stock satisfying the Note of $19,500 with a fair value of $48,354 (See Note 7). At September 30, 2016, the convertible note payable, at fair value, was recorded at $150,077.

On March 3, 2016, in connection with the issuance of the Note, the Company also granted five-year warrants to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.03 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $48,774 and $19,021 using the Black-Scholes method on March 3, 2016 and September 30, 2016, respectively (See Note 8).

•

On March 3, 2016, the Company issued an additional “Back-end Note” in the amount of $100,000 to Coventry Enterprises, LLC (“Coventry”) with the same terms as the original note. The note carries interest at 8% and is due on March 3, 2017. The Note was funded on September 8, 2016.  In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $148,077. At September 30, 2016, the convertible note payable, at fair value, was recorded at $186,429.

•

During June 2016, the notes payable of $50,000 originated in January 2016 with accrued interest of $4,800 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note(See Note 6(2)). The note carries interest at 8% and is due on June 16, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $86,251. At September 30, 2016, the balance of $54,800, at fair value, was recorded at $103,628.

•

During July 2016, the Company issued a convertible note to a non-related party in the amount of $50,000 bearing monthly interest at a rate of 2.0%. The note holder has the right to convert the notes into shares of Common Stock at a price of $0.05. The note is due in six months from the execution and funding of the note. In connection with the issuance of this note, the Company issued 300,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $2,345 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The discount of $1,000 was amortized during the nine months ended September 30, 2016. The interest expense for the nine months ended September 30, 2016 is $2,600. At September 30, 2016, the principal balance of the loan net of discount is $48,655. In the event of the Company's failure to pay the Note in a timely fashion, the Noteholder will receive 300,000 shares restricted, common stock on the date that is 10 business days after the maturity date. The loan is under personal guarantee by our President and CEO, Rik Deitsch.

•

During September 2016, the notes payable of $10,000 originated in December 2015 with accrued interest of $1,951 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note(See Note 6(2)). The note carries interest at 8% and is due on September 21, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $15,421. At September 30, 2016, the balance of $11,951, at fair value, was recorded at $22,668.

•

During April 2016, the Company entered into a loan agreement with Greentree Financial Group, Inc. (“Greentree”) in connection with a bridge financing transaction, consisting of certain unsecured convertible promissory notes in principal amount up to $250,000, the first tranche of $50,000 was funded during April 2016 and matures one year from the funding of the Note. The conversion price is lower of $0.10 per share or 60% of the average of the three lowest volume weighted average prices for the ten consecutive trading days immediately prior to but not including the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $39,089. At September 30, 2016, the convertible note payable, at fair value, was recorded at $86,128.

During April 2016, the Company issued a total of 2,000,000 three year warrants to Greentree to purchase common stock at an exercise price of $0.05 per share The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $30,772 and $12,598, respectively using the Black-Scholes method at the commitment and re-measurement dates of April 4, 2015 and September 30, 2016, respectively(See Note 8).

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

The Note of $40,000 to Greentree bears annual interest rate of 12% and conversion price is the lower of $0.10 per share or 60% of the average of the three lowest volume weighted average prices for the ten consecutive trading days immediately prior to but not including the conversion date. In October 2016, Greentree made conversions of a total of 8,603,469 shares satisfying the note payable and accrued interest in full (See Note 10).

The Notes of $80,000 to B+A bear annual interest rate of 10% and conversion price is equal to 60% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. In connection with the issuance of these convertible note payable, the Company encountered a day-one derivative loss of $81,996. At September 30, 2016, the convertible notes payable, at fair value, was recorded at $197,181.

Also, the Company issued a total of 2,000,000 three year warrants to B+A to purchase common stock at an exercise price of $0.05 per share The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $30,772 and $12,598, respectively using the Black-Scholes method at the commitment and re-measurement dates of April 4, 2015 and September 30, 2016, respectively(See Note 8).

On May 2, 2016, the Company terminated the agreement with Greentree and is working on a definitive settlement agreement that will pay off the outstanding bridge financing, eliminate the warrants and the note payable of $40,000 for services.

•

During August 2016, the Company issued a Convertible Debenture to a non-related party in principal amount up to $225,000, the first tranche of $45,000 was funded during August 2016 and matures one year from the funding of the Note. The note carries interest at 6%. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the average of the three lowest trading prices of the Company’s Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $37,932. At September 30, 2016, the convertible note payable, at fair value, was recorded at $73,890, net of debt discount of $4,125. The Company has recorded loan costs in the amount of $4,500 for the loan origination fees paid at inception date. The total loan cost of $4,500 was amortized over the term of the loan.  Amortization for the nine months ended September 30, 2016 was $375.

•

During August 2016, the Company signed a Secured & Collateralized Convertible Promissory Note for $52,500 to LG Capital Funding, LLC (“LG”). The note carries interest at 8% and is due on August 22, 2017, unless previously converted into shares of restricted common stock. LG has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price of  sixty percent (60%) of the average of the two lowest trading prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $39,128. At September 30, 2016, the convertible note payable, at fair value, was recorded at $91,332. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $52,500.

•

During August 2016, the Company issued a Convertible Debenture to a non-related party in the amount of $51,000. The note carries interest at 12% and matures on May 19, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the average of the three lowest trading prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $32,901. At September 30, 2016, the convertible note payable, at fair value, was recorded at $88,311.

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

Common Stock Issued for Services

During July 2016, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, a total of 4,250,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share. The Company recorded an equity compensation charge of $8,901 during the nine months ended September 30, 2016. The remaining unrecognized compensation cost of $26,799 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed agreements with a consultant for investor relation services for twelve months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share. The Company recorded an equity compensation charge of $1,047 during the nine months ended September 30, 2016. The remaining unrecognized compensation cost of $3,153 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed agreements with a consultant for investor relation services for three months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share. The Company recorded an equity compensation charge of $4,200 during the nine months ended September 30, 2016.

During July 2016, the Company signed agreements with a consultant for investor relation services for six months. In connection with the agreement, 1,200,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share. The Company recorded an equity compensation charge of $5,040 during the nine months ended September 30, 2016. The remaining unrecognized compensation cost of $5,040 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed agreements with a consultant for investor relation services for twelve months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share. The Company recorded an equity compensation charge of $1,047 during the nine months ended September 30, 2016. The remaining unrecognized compensation cost of $3,153 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, a total of 625,000 shares of company’s restricted common stocks were issued. The share was valued at $0.009 per share. The Company recorded an equity compensation charge of $1,125 during the nine months ended September 30, 2016. The remaining unrecognized compensation cost of $4,500 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed an agreement with a consultant for legal services. In connection with the agreement, a total of 1,000,000 shares of company’s restricted common stocks were issued as retainer. The share was valued at $0.009 per share. The Company recorded an equity compensation charge of $9,000 during the nine months ended September 30, 2016.

During July 2016, the Company signed an agreement with a consultant for services rendered. In connection with the agreement, 1,000,000 shares of company’s restricted common stocks were issued. The share was valued at $0.009 per share. The Company recorded an equity compensation charge of $9,000 during the nine months ended September 30, 2016.

During April 2016, the Company signed an agreement with Greentree Financial Group, Inc. (“Greentree”) for consulting services for six months. In connection with the agreement, 700,000 shares of company’s restricted common stocks were issued. The share was valued at $0.018 per share. The Company recorded an equity compensation charge of $12,600 during the nine months ended September 30, 2016.

During October 2015, the Company signed an agreement with Brewer and Associates Consulting, LLC (“B+A”)for consulting services for a year. In connection with the agreement, 2,500,000 shares of company’s restricted common stocks were granted. 1,000,000 shares of Common Stock of the Company were issued on the date of execution of the agreement. 500,000 shares of Common Stock of the Company are to be issued quarterly, beginning on the first day of the third month following the effective date. Cash payment of $3,000 is expected to be paid on a monthly basis. The 2,500,000 shares granted are valued at the end of each quarter until the consultants complete their performance in October 2016. The 2,500,000 shares granted were valued at $0.0080 per share which is the stock price at September 30, 2016. The Company has incurred an equity compensation charge of $19,167 as of September 30, 2016. The remaining unrecognized compensation cost of $833 is related to non-vested equity-based compensation. The Company has recorded the $8,000 in equity for the 1,000,000 shares issued and accrued $12,000 in accrued expense as the 1,500,000 shares of stocks granted on January 15, 2016, April 15, 2016 and July 15, 2016 have not been issued as of September 30, 2016 (See Note 9).

During September 2015, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 250,000 shares of company’s restricted common stocks were issued. The share was valued at $0.12 per share. The Company recorded an equity compensation charge of $7,705 during the year ended December 31, 2015 and $22,295 during the nine months ended September 30, 2016.

During September 2015, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 300,000 shares of company’s restricted common stocks were issued. The share was valued at $0.12 per share. The Company recorded an equity compensation charge of $9,246 during the year ended December 31, 2015 and $26,754 during the nine months ended September 30, 2016.

During August 2015, the Company signed an agreement with a consultant for investor relation services for six months. In connection with the agreement, 750,000 shares of company’s restricted common stocks were issued. The share was valued at $0.15 per share. The Company recorded an equity compensation charge of $92,935 during the year ended December 31, 2015 and $19,565 during the nine months ended September 30, 2016.

During August 2015, the Company signed an agreement with two consultants for investor relation services for six months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.15 per share. The Company recorded an equity compensation charge of $61,957 during the year ended December 31, 2015 and $13,043 during the nine months ended September 30, 2016.

During March 2015, the Company issued 1,250,000 shares of the Company’s restricted common stock to a consultant for services for a year. The share was valued at $0.104 per share. The Company recorded an equity compensation charge of $101,773 during the year ended December 31, 2015 and $28,227 during the nine months ended September 30, 2016.

Common Stocks Issued to Employees and Directors

During June, 2016, the Board of Directors approved a resolution for the issuance of a total of 10,900,000 shares of the Company’s restricted common stock to directors and employees of the Company. The issuance was valued at $147,150 or $0.0135 per share which was the stock price on the date of issuance.

During July 2016, our Board of Directors approved the appointment of Dan Oran as our Director as well as a stock grant to Mr. Oran for 2,500,000 shares of our common stock as compensation for his service as Director. The share was valued at $23,750 or $0.0095 per share. Dan Oran made an initial investment of $100,000 to fund the operation of the Company. Following the receipt of the initial placement on July 20, 2016, the Company issued 12,500,000 shares in settlement of $100,000.

During July 2016, our Board of Directors approved of Dale Vanderputten, PhD as our Chief Scientific Officer.  The Company granted 2,500,000 shares of common stock as compensation for his service. The share was valued at $30,000 or $0.012 per share.

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

In July 2016, in connection with the issuance of a note payable to a non-related party in the amount of $50,000 which is due in six months from the funding of the note, the Company issued a total of 300,000 shares of common stock with a fair value of $2,345 as part of the agreement (See Note 6).

In August 2016, in connection with the issuance of a note payable to a non-related party in the amount of $150,000 which is due in six months from the funding of the note, the Company issued a total of 100,000 shares of common stock with a fair value of $800 as part of the agreement (See Note 6).

In August 2016, in connection with the issuance of a note payable to a company owned by one of our director in the amount of $100,000 which is due in three months from the funding of the note, the Company issued a total of 200,000 shares of common stock with a fair value of $1,768 as part of the agreement (See Note 6).

In August 2016, in connection with the issuance of a note payable to a company owned by one of our director in the amount of $100,000 which is due in three months from the funding of the note, the Company issued a total of 200,000 shares of common stock with a fair value of $1,768 as part of the agreement (See Note 6).

Common Stock Issued for Settlement of Debt and Accounts Payable

During July 2016, the Company issued 14,000,000 shares of the company’s restricted stock (See Note 4) to settle the outstanding commissions’ payable in aggregate of $70,000 with TCN. The shares were valued at $0.009 per share. The Company recorded a loss of $56,000 as a selling expense during the nine months ended September 30, 2016.

During September 2016, the Company issued a total of 1,250,000 shares of the company’s restricted stock to settle accounts payable of $10,000 with the Note holder. The shares were recorded at a fair value of $11,875 or $0.0095 per share (See Note 4). The Company recorded a loss of $1,875 during the nine months ended September 30, 2016.

During September 2016, the Company issued 550,000 shares of the company’s restricted stock (See Note 4 and 9) to settle the accrued expense in aggregate of $126,000 with a consultant. The shares were valued of $4,510 or $0.0082 per share. The Company recorded a loss of $121,490 during the nine months ended September 30, 2016.

During July 2016, the Company issued a total of 10,000,000 shares of the company’s restricted stock to settle the outstanding debt of $50,000 with accrued interest of $2,400 with the Note holder. The shares were recorded at a fair value of $90,000 or $0.009 per share (See Note 4 and 7). The Company recorded a loss of $37,600 during the nine months ended September 30, 2016.

During September 2016, Coventry made a conversion of 5,000,000 shares of the company’s restricted stock satisfying $19,500 of the Note of $100,000 with a fair value of $48,354 (See Note 6).

In June 2016, Mr. Deitsch accepted a total of 15,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan (See Note 5). The shares were valued at the note payable amount due to the fact that it was a related party transaction.

During May 2016, the Company issued a total of 2,500,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 and accounts payable of $15,000 with the Note holder. The shares were recorded at a fair value of $32,500 or $0.013 per share (See Note 4 and 6). The Company recorded a loss of $7,500 during the nine months ended September 30, 2016.

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

Following the assignment of debt of $27,300 in August 2015, Coventry made a conversion of 5,114,285 shares of the company’s restricted stock satisfying the Note in full with a fair value of $51,065 during 2016 (See Note 6).

Date	Number of	Fair Value of
	shares converted	Debt Converted
4/14/2016	1,111,111	$18,213
6/6/2016	2,380,952	$20,143
7/13/2016	1,622,222	$12,709

Following the assignment of debt of $28,929 in December 2015, Coventry made a conversion of 6,602,142 shares of the company’s restricted stock satisfying the Note in full with a fair value of $73,441 during 2016 (See Note 6).

Date	Number of	Fair Value of
	shares converted	Debt Converted
7/28/2016	4,000,000	$51,827
8/31/2016	2,602,142	$21,614

During the year ended December 31, 2015 and nine months ended September 30, 2016, Vista made conversions for a total of 1,456,440 and 10,029,578 satisfying $60,870 and $79,920 of the note with a fair value of $131,125 and $189,371, respectively (See Note 6).

Date	Number of	Fair Value of
	shares converted	Debt Converted
8/28/2015	300,000	$36,000
9/29/2015	300,000	22,037
11/2/2015	300,000	25,239
12/3/2015	275,000	22,645
12/8/2015	281,440	25,203
1/5/2016	350,000	15,998
1/20/2016	550,000	15,218
2/2/2016	550,000	13,255
2/12/2016	1,000,000	60,449
2/29/2016	1,100,000	23,669
6/21/2016	1,979,578	27,086
8/29/2016	2,000,000	14,476
9/28/2016	2,500,000	19,220

During January through June, 2016, the Note holder made a conversion of total of 23,548,252 shares of stocks satisfying $113,896 of notes payable of $275,000 originated in April 2015 with a fair value of $321,805(See Note 6).

Date	Number of	Fair Value of
	shares converted	Debt Converted
1/13/2016	1,748,252	$42,308
2/8/2016	2,000,000	51,404
2/18/2016	1,000,000	33,666
3/16/2016	3,600,000	37,800
5/6/2016	2,500,000	47,500
6/13/2016	3,200,000	26,800
7/13/2016	3,500,000	22,927
8/30/2016	6,000,000	59,400

During March 2016, the Company issued a total of 1,000,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 with accrued interest of $1,262 with the Note holder. The shares were recorded at a fair value of $19,900 or $0.0199 per share (See Note 4 and 6). The Company recorded a loss of $8,638 during the nine months ended September 30, 2016.

Common Stock Issued for Debt Modification

During July 2016, the Company issued a total of 36,000 restricted shares to a Note holder due to the default on repayment of the promissory note of $100,000. The shares were valued at a fair value of $342 (See Note 6(2)).

8.     STOCK OPTIONS AND WARRANTS

Common Stock Warrants

On March 3, 2016, in connection with the issuance of a convertible note, the Company granted five-year warrants to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.03 per share. The warrants were valued at their fair value of $48,774 and $19,021 using the Black-Scholes method on March 3, 2016 and September 30, 2016, respectively. The warrants expire on March 3, 2021(See Note 6).

On April 4, 2016, in connection with the issuance of convertible notes, the Company granted three-year warrants to purchase an aggregate of 4,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. The warrants were valued at their fair value of $61,544 and $25,196 using the Black-Scholes method on April 4, 2016 and September 30, 2016, respectively. The warrants expire on April 4, 2019(See Note 6).

From time to time, we issue warrants to purchase our common stock. These warrants have been issued for cash in conjunction with the private placement of shares of our common stock.

During March 2016, the Company issued 916,667 warrants to purchase common stock at an exercise price of $0.10 per share. The warrants expire on March 31, 2017 (See Note 7).

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the nine months ended September 30, 2016:

	Number Of shares	Weighted average exercise price
Balance December 31, 2015	21,725,000	$0.95
Exercised	-	-
Issued	7,416,667	$0.02
Forfeited	(19,685,000)	-
Balance September 30, 2016	9,456,667	$0.18

The following table summarizes information about fixed-price warrants outstanding as of September 30, 2016:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2016	$0.03-6.0	9,456,667	2.55 years	$0.18

As of September 30, 2016, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0080, closing stock price of our common stock on September 30, 2016. There were no in-the-money warrants at September 30, 2016.

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
$570,301

We incurred rent expense of $87,280 and $94,329 during nine months ended September 30, 2016 and 2015, respectively.

The Company sublets approximately 3779 square feet of its space to Nationwide Laboratory Services, Inc. for one year started from April 2015. The rent for the first three months is $1,500 for the first three months, and then the rent will be increased by $100 per month until the sum of $2,200 per month is attained. During the nine months ended September 30, 2016, the Company recorded a rental income of $19,381 which included the rent and utilities. The sub-lease ended on April 30, 2016.

Consulting Agreements

During July 2015, the Company signed an agreement with a consulting company for consulting services for five years. In connection with the agreement, 500,000 shares of company’s restricted common stocks and a one year note of $50,000 with 8% interest were granted. The share was valued at $0.18 per share. The stocks and note payable have not been issued as of September 30, 2016. The Company has accrued the $142, 500 in accrued expense and recorded as an equity compensation charge during the year ended December 31, 2015. The accrued balance has not changed as of September 30, 2016.

During July 2015, the Company signed an agreement with a consultant for investor relation services for two months. In connection with the agreement, 400,000 shares of company’s restricted common stocks were granted with a fair value of $84,000.   The share was valued at $0.21 per share. During August 2015, the Company signed an extension agreement with the consultant for a month. In connection with the agreement, 200,000 shares of company’s restricted common stocks were issued with a fair value of $32,000. The share was valued at $0.16 per share.  The stocks have not been issued as of September 30, 2016.  The Company has accrued the $126,000 in accrued expense and recorded as an equity compensation charge during the year ended December 31, 2015. The accrued balance has not changed as of September 30, 2016. During September 2016, the Company issued 550,000 shares of the company’s restricted stock (See Note 4 and 7) to settle the accrued expense of $126,000. The shares were valued of $4,510 or $0.0082 per share. The Company recorded a loss of $121,490 during the nine months ended September 30, 2016.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of company’s restricted common stocks were granted. 1,000,000 shares of Common Stock of the Company were issued on the date of execution of the agreement. 500,000 shares of Common Stock of the Company are to be issued quarterly, beginning on the first day of the third month following the effective date. Cash payment of $3,000 is expected to be paid on a monthly basis. The 2,500,000 shares granted are valued at the end of each quarter until the consultants complete their performance in October 2016. The 2,500,000 shares granted were valued at $0.0080 per share which is the stock price at September 30, 2016. The Company has incurred an equity compensation charge of $19,167 as of September 30, 2016. The remaining unrecognized compensation cost of $833 is related to non-vested equity-based compensation. The Company has recorded the $8,000 in equity for the 1,000,000 shares issued and accrued $12,000 in accrued expense as the 1,500,000 shares of stocks granted on January 15, 2016, April 15, 2016 and July 15, 2016 have not been issued as of September 30, 2016 (See Note 7).

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of September 30, 2016, the Company has accrued the legal settlement amount at present value of $172,260 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

After September 30, 2011, at LPR's request, the parties mediated the dispute before LPR responded to the Motion to Dismiss. At the mediation, the parties worked out an agreement whereby Nutra Pharma Corp. would purchase from LPR the components LPR purchased from third parties at an amount slightly less than the principal amount of the suit and on terms acceptable to us. The agreed price was $350,000 payable over 7 months in equal $50,000 amounts. This agreement was reached by us because it provided tangible value in exchange for the purchase price rather than incurring the expense of litigation, which would likely be substantial and not recouped. While Nutra Pharma Corp.  had counterclaims we could assert, we believe this was a practical resolution. The settlement allowed us to take possession of the components prior to full payment and, in exchange, provided security to LPR in the form of our stock valued at $400,000 at the time of issuance. The stock can only be sold in event of a default of the payment schedule. The litigation was dismissed in August of 2011. We made the August, September and November payments (totaling $150,000) in a timely fashion. We were late for the payment due October 15, 2011 and requested an accommodation from LPR, eventually paying an extra $5,000 towards that payment. At December 31, 2011, Nutra Pharma Corp. had made total payments of $205,000 with an additional $150,000 owed. In order to allow us to skip the December payment, LPR agreed to another accommodation whereby we would pay both the December and January payment with an additional $10,000 on or before January 16, 2012. We were unable to make this payment and on January 26, 2012 signed an amended payment schedule adding an additional $15,000 for a total of $175,000 owed. Our CEO, Rik Deitsch, added additional collateral stock in a separate company that he held personally. $25,000 was paid in January, with subsequent payments of $30,000 due monthly on the 15th of March through the 15th of July, 2012. We failed to make the March payment and was subsequently called in default of the Agreement. Under the original agreement, if we are in default of the agreement, LPR has the right to sell shares of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 representing the new total cash amount due to LPR by the Company.

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of September 30, 2016, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action. On September 30, 2013, the Company entered into a settlement agreement with the Petitioners and the bankruptcy action was dismissed. In full and final satisfaction of all claims, the settlement agreement provides for payment to the Petitioners of a total sum of $350,000. As of September 30, 2016, $35,000 has been paid. As set forth below, the Petitioners have now filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida to recover amounts allegedly owing to them under the settlement agreement.

Paul Reid et al. v. Nutra Pharma Corp. et al.

On August 26, 2016, certain of former ReceptoPharm employees and a former ReceptoPharm consultant filed a lawsuit in the 17th Judicial Circuit in and for Broward County, Florida against Nutra Pharma and Receptopharm to recover amounts allegedly owing to them under the settlement agreement reached in the involuntary bankruptcy action referenced above.  On September 28, 2016, Nutra Pharma and Receptopharm filed a motion to dismiss the lawsuit.  That motion is currently pending.

Nutra Pharma and Receptopharm believe that the lawsuit is without merit and also intend to file a counterclaim against these former employees/consultants for misconduct that Nutra Pharma discovered after execution of the aforementioned settlement agreement.  We intend to vigorously contest this matter.

During December 2015, the Petitioner's claims and accruals for a total of $1,085,468 that have passed the statute of limitation were written off, included in the amount was the accrued salary of $815,747, officer’s loan and accrued interest for $129,466, salary and payroll tax payable of $140,255. Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, the Company has accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of September 30, 2016.

10.     SUBSEQUENT EVENTS

Promissory Notes payable

In October 2016, the Company issued a Promissory Note in the amount of $50,000 to a non-related party. The note carries interest at 2% monthly and is due on the date that is six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 600,000 shares of the Company's common stocks.

On November 14, 2016, the Company repaid the loan of $150,000 originated on May 27, 2016 (See Note 6).

On November 14, 2016, the Company received a loan for a total of $150,000 with the loan origination fee of $7,875 from a non-related party. The loan is repaid through scheduled payments through June 18, 2018 along with interest on average 15% annum.

Common Stock Issued for Debt Conversions

In October and November 2016, the Note holder made conversions of a total of 9,886,525 shares satisfying the remaining of $41,820 of the note payable of $60,870 originated in February 2016.

In October 2016, Greentree made conversions of a total of 8,603,469 shares satisfying the note payable and accrued interest of $42,557 in full for the $40,000 originated in April 2016 (See Note 6).

In October 2016, the Note holder made a conversion of 8,000,000 shares satisfying $33,600 of the note payable of $100,000 originated in March 2016.

Warrants

During October, 2016, 19,685,000 warrants expired unexercised and were re-priced from exercise prices from $0.20 per share to an exercise price of $0.05 per share, the expiration dates were extended to March 31, 2017.

Due to officer

Subsequent to September 30, 2016 and through November 21, 2016, the Company borrowed $130,000 and repaid $26,500 to its President, Rik Deitsch and the Companies owned by him. The amount owed to Mr. Deitsch and its Companies at November 21, 2016 was $146,089 (See Note 5).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the third quarter of 2016 has focused upon marketing our homeopathic drugs for the treatment of pain:

•

Nyloxin® (Stage 2 Pain)

•

Nyloxin® Extra Strength (Stage 3 Pain)

•

Pet Pain-Away™

We will continue this focus during the remainder of 2016.

During our third quarter of 2016 and thereafter, the following has occurred:

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

On August 30, 2016 we announced the appointment of Maj. Gen. Kenneth Dowd, US Army (Ret.) as Strategic Advisor for the Company's newly created 'Military & Veterans' business segment. General Dowd will support Nutra Pharma's efforts in presenting the Company's non-opiate, non-narcotic over-the-counter (OTC) pain solution, Nyloxin® to the US Military and the Veteran's Administration.

On September 14, 2016 we announced a manufacturing alliance with Omnia Biologics to clone and produce alpha-cobratoxin for the production of RPI-78M for upcoming clinical trials in Pediatric Multiple Sclerosis.

Nyloxin®/Nyloxin® Extra Strength

We offer Nyloxin®/Nyloxin® Extra Strength as our over-the-counter (OTC) pain reliever that has been clinically proven to treat moderate to severe (Stage 2) chronic pain.

Nyloxin® and Nyloxin® Extra Strength are available as a two ounce topical gel for treating joint pain and pain associated with arthritis and repetitive stress, and as a one ounce oral spray for treating lower back pain, migraines, neck aches, shoulder pain, cramps, and neuropathic pain. Both the topical gel and oral spray are packaged and sold as a one-month supply.

Nyloxin® and Nyloxin® Extra Strength offer several benefits as a pain reliever. With increasing concern about consumers using opioid and acetaminophen-based pain relievers, the Nyloxin® products provide an alternative that does not rely on opiates or non-steroidal anti-inflammatory drugs, otherwise known as NSAIDs, for their pain relieving effects. Nyloxin® also has a well-defined safety profile. Since the early 1930s, the active pharmaceutical ingredient (API) of Nyloxin®, Asian cobra venom, has been studied in more than 46 human clinical studies. The data from these studies provide clinical evidence that cobra venom provides an effective treatment for pain with few side effects and has the following benefits:

• safe and effective;

• all natural;

• long-acting;

• easy to use;

• non-narcotic;

• non-addictive; and

• analgesic and anti-inflammatory.

Potential side effects from the use of Nyloxin® are rare, but may include headache, nausea, vomiting, sore throat, allergic rhinitis and coughing.

The primary difference between Nyloxin® and Nyloxin® Extra Strength is the dilution level of the venom. The approximate dilution levels for Nyloxin® and Nyloxin® Extra Strength are as follows:

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

Nyloxin® Military Strength

In December 2012, we announced the availability of Nyloxin® Military Strength for sale to the United States Military and Veteran's Administration. Over the past few years, the U.S. Department of Defense has been reporting an increase in the use and abuse of prescription medications, particularly opiates. In 2009, close to 3.8 million prescriptions for pain relievers were written in the military. This staggering number was more than a 400% increase from the number of prescriptions written in the military in 2001. But prescription drugs are not the only issue. The most common and seemingly harmless way to treat pain is with non steroidal, anti-inflammatory drugs (NSAIDS). But there are risks. Overuse can cause nausea, vomiting, diarrhea, heartburn, ulcers and internal bleeding. In severe cases chest pain, heart failure, kidney dysfunction and life-threatening allergic reactions can occur. It is reported that approximately 7,600 people in America die from NSAID use and some 78,000 are hospitalized. Ibuprofen, also an NSAID has been of particular concern in the military. The terms “Ranger Candy” and “Military Candy” refer to the service men and women who are said to use 800mg doses of Ibuprofen to control their pain. But when taking anti-inflammatory Ibuprofen in high doses for chronic pain, there is potential for critical health risks; abuse can lead to serious stomach problems, internal bleeding and even kidney failure. There are significantly greater health risks when abuse of this drug is combined with alcohol intake. Our goal is that with Nyloxin®, we can greatly reduce the instances of opiate abuse and overuse of NSAIDS in high risk groups like the US military. The Nyloxin® Military Strength represents the strongest version of Nyloxin® available and is approximately twice as strong as Nyloxin® Extra Strength. We are working with outside consultants to register Nyloxin® Military Strength and the other Nyloxin® products for sale to the US government and the various arms of the military as well as the Veteran's Administration. To date, we have been unable to get our products onto the Federal Supply Schedule for eventual sales to governmental agencies or to the US Military, but will continue these efforts. In February of 2016, we announced the addition of Thomas W. Northrop as the Company's Senior Commercial Development Officer. Mr. Northrop, working with Tri-State Capital Partners, LLC, a New York-based management advisory & investment firm, will be spearheading our efforts to gain approval with the US government buying agencies and the Veterans Administration. On August 30, 2016 we announced the appointment of Maj. Gen. Kenneth Dowd, US Army (Ret.) as Strategic Advisor for the Company's newly created 'Military & Veterans' business segment. General Dowd will support Nutra Pharma's efforts in presenting Nyloxin® to the US Military and the Veteran's Administration.

International Sales

We are pursuing international drug registrations in Canada, Mexico, India, Central and South America and Europe. Since European rules for homeopathic drugs are different than the rules in the US, we cannot estimate when this process will be completed. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin® in India.  We are currently working with potential Distributors in India. In February, 2015 we completed the first test shipments to India. We plan to begin active sales and marketing in India in early 2017.

On April 30, 2015 we announced that we had received notification of the acceptance of Nyloxin® by the China International Exchange and Promotive Association for Medical and Healthcare (CPAM). This process was successfully conducted by the Vancouver Commodities Group (VCG) that had been hired by Nutra Pharma to begin the process of identifying and vetting potential distributors in China. With this approval, we have been working with several groups to find a large distributor for our products in the People's Republic of China. We expect to announce a distribution partner in early 2017.

On May 14, 2015 we announced that we had engaged the Nature's Clinic to begin the process of regulatory approval of our Company's Over-the-Counter pain drug, Nyloxin® for marketing and distribution in Canada. The Nature’s Clinic has already begun setting up their Chatham, Ontario warehouse and expect to complete the approval process to begin distributing Nyloxin® by mid-2017.

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

Pet Pain-Away™

During June of 2013, we announced the launch of our new homeopathic formula for the treatment of chronic pain in companion animals, Pet Pain-Away™. Pet Pain-Away™ is a homeopathic, non-narcotic, non-addictive, over-the-counter pain reliever, primarily aimed at treating moderate to severe chronic pain in companion animals. It is specifically indicated to treat pain from hip dysplasia, arthritis pain, joint pain, and general chronic pain in dogs and cats. The initial product run was completed in December of 2014 and launched through Lumaxa Distributors on December 19, 2014.

In May of 2016, we signed a license agreement to begin the process of creating an infomercial (Direct Response) campaign for Pet Pain-Away™. We expect the commercials to start airing by the end of 2016.

Drug Discovery and Pipeline

Nutra Pharma is developing proprietary therapeutic protein products for the biologics market. The Company has two leading drug candidates: RPI-MN and RPI-78M.

RPI-MN

RPI-MN inhibits the entry of several viruses that are known to cause severe neurological damage in such diseases as encephalitis and Human Immunodeficiency Virus (HIV). It is being developed first for the treatment of HIV.

RPI-78M

RPI-78M is being developed for the treatment of Multiple Sclerosis (MS) and Adrenomyeloneuropathy (AMN). Other neurological and autoimmune disorders that may be served by RPI-78M include Myasthenia Gravis (MG), Rheumatoid Arthritis (RA) and Amyotrophic Lateral Sclerosis (ALS).

RPI-78M and RPI-MN contain anticholinergic peptides that recognize the same receptors as nicotine (acetylcholine receptors) but have the opposite effect. In a specific chemical process unique to Nutra Pharma, the drugs are created through a process of chemical modification.

In September, 2015 RPI-78M was granted Orphan Status by the FDA for the treatment of pediatric Multiple Sclerosis. This allows for much shorter timelines to drug approval, waiver of FDA fees (around $2.5M), rolling review and fast-track approval. Orphan status also allows for potential grant money and other funding opportunities through the clinical process.

RPI-MN and RPI-78M possess several desirable properties as drugs:

•

They lack measurable toxicity but are still capable of attaching to and affecting the target site on the nerve cells. This means that patients cannot overdose.

•

They display no serious adverse side effects following years of investigations in humans and animals.

•

They are extremely stable and resistant to heat, which gives the drugs a long shelf life. The drugs' stability has been determined to be over 4 years at room temperature. This is extremely unusual for a biologic drug.

•

RPI-78M may be administered orally -- a first for a biologic MS drug. This will present MS patients with additional quality of life benefits by eliminating the requirement for routine injections.

•

They are easy to administer.

We are currently working with consultants to develop trial protocols for a Phase I/II trial for the use of RPI-78M in the treatment of Pediatric Multiple Sclerosis. We expect to begin the trial in the first half of 2017.

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

Results of Operations – Comparison of Three Months Periods Ended September 30, 2016 and September 30, 2015

Net sales for the three-month period ended September 30, 2016 are $70,487 compared to $52,869 for the three months period ended September 30, 2015.  The increase in net sales is primarily attributable to the increase in Nyloxin® sales.

Cost of sales for the three-month period ended September 30, 2016 is $9,925 compared to $12,524 for the three-month period ended September 30, 2015.  Our cost of sales includes the direct costs associated with Nyloxin® manufacturing. Our gross profit margin for the three-month period ended September 30, 2016 is $60,562 or 85.9% compared to $40,345 or 76.3% for the three-month period ended September 30, 2015. The increase in our profit margin is due primarily to the decrease in the credit card processing fees.

Selling, general and administrative expenses (“SG&A”) decreased $3,390,436 or 85.7% from $3,957,014 for the quarter ended September 30, 2015 to $566,578 for the quarter ended September 30, 2016, generally due to the decrease of stock based compensation of approximately $2,200,000, the decrease of approximately $1,260,000 in selling expense related to distributors and loss on settlement of accounts payable, offset by the increase of approximately $23,000 in payroll, and $46,000 in consulting, investor relations, travel and professional fees.

Rental income decreased $10,355 or 100%, from $10,355 for the quarter ended September 30, 2015 to $nil for the comparable 2016 period.  This decrease was due to a sublease agreement terminated in April 2016.

Interest expense decreased $79,316 or 57.2%, from $138,769 for the quarter ended September 30, 2015 to $59,453 for the comparable 2016 period.  This decrease was due to decrease in amortization of loan discounts in the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended September 30, 2016 and 2015, the liability related to these hybrid instruments fluctuated, resulting in a loss of $160,563 and gain of $90,102, respectively.

Gain on settlement of debt and accounts payable increased $65,432 or 394.6%, from the gain of $16,583 for the three months ended September 30, 2015 to the gain of $82,015 for the comparable 2016 period.  This increase was due to an increase in settlement of debts and accounts payable through issuance of stocks for the three months ended September 30, 2016 compared to the comparable 2015 period.

As a result of the foregoing, our net loss decreased by $3,294,381 or 83.7%, from $3,938,398 for the quarter ended September 30, 2015 to $644,017 for the comparable 2016 period.

Comparison of Nine Months Ended September 30, 2016 and September 30, 2015

Net sales for the nine months ended September 30, 2016 are $138,556 compared to $251,930 for the nine months ended September 30, 2015.  The decrease in sales is primarily attributable to an overall decrease in sales of Nyloxin®.

Cost of sales for the nine months ended September 30, 2016 is $28,120 compared to $57,199 for the nine months ended September 30, 2015.  Our cost of sales includes the direct costs associated with Nyloxin® manufacturing. Our gross profit margin for the nine months ended September 30, 2016 is $110,436 or 79.7% compared to $194,731 or 77.3% for the nine months ended September 30, 2015. The decrease in our profit margin is due primarily to increase in the credit card processing fees.

Selling, general and administrative expenses (“SG&A”) decreased  $3,820,445 or 70.8% from $5,400,295 for the nine months ended September 30, 2015 to $1,579,850 for the nine months ended September 30, 2016, generally due to the decrease of approximately $540,000 in legal fees and potential penalty on default payment of settlement of Meding case, decrease in stock based compensation of $2,180,000, the decrease of approximately $1,260,000 in selling expense related to distributors and loss on settlement of accounts payable, offset by the increase of $160,000 in consulting, payroll, travel and professional fees.

Rental income increased $2,662 or 15.9%, from $16,719 for the nine months ended September 30, 2015 to $19,381 for the comparable 2016 period.  This increase was due to a sublease agreement entered in April, 2015 and ended in April, 2016.

Interest expense decreased $101,717 or 33.7%, from $302,149 for the nine months ended September 30, 2015 to $200,432 for the comparable 2016 period.  This decrease was due to decrease in amortization of loan discounts in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

We carry certain of our debentures and common stock warrants at fair value. For the nine months ended September 30, 2016 and 2015, the liability related to these hybrid instruments fluctuated, resulting in a loss of $972,750 and $593,671, respectively.

Gain on settlement of debt and accounts payable increased $233,863 or 1410.3%, from the gain of $16,583 for the nine months ended September 30, 2015 to the gain of $250,446 for the comparable 2016 period.  This increase was due to an increase in settlement of debts and accounts payable through issuance of stocks for the nine months ended September 30, 2016 compared to the comparable 2015 period.

Our net loss decreased by $3,695,313 or 60.9%, from $6,068,082 for the nine months ended September 30, 2015 to $2,372,769 for the comparable 2016 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended September 30, 2016, we have an accumulated deficit of $52,284,555 and working capital and stockholders’ deficits of $3,966,190 and $4,104,186, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of September 30, 2016, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. During the nine months ended September 30, 2016, we borrowed $149,951 and repaid $162,675 to Mr. Deitsch and the Companies owned by him. In addition, Mr. Deitsch accepted a total of 15,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan in June 2016. The amount owed to Mr. Deitsch and its Companies at September 30, 2016 was $41,328.

Subsequent to September 30, 2016 and through November 21, 2016, the Company borrowed $130,000 and repaid $26,500 to its President, Rik Deitsch and the Companies owned by him. The amount owed to Mr. Deitsch and its Companies at November 21, 2016 was $146,089.

As of September 30, 2016, we raised $200,000 through issuance of promissory notes from the Companies owned by one of our directors, $704,625, net of debt discount and loan issuance cost of a total of $15,375 through issuance of promissory notes, $494,000, net of debt discount and loan issuance cost of $18,870, through the issuance of convertible notes.

We expect to utilize the proceeds from these funds and additional capital to manufacture Nyloxin® and Pet Pain-Away and reduce our debt level.  We estimate that we will require approximately $100,000 to fund our existing operations and ReceptoPharm’s operations through December 31, 2016.  These costs include: (i) compensation for three (3) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

Uncertainties and Trends

Our operations and possible revenues are dependent now and in the future upon the following factors:

•

whether Nyloxin®, Nyloxin® Extra Strength and Pet Pain-Away™ will be accepted by retail establishments where they are sold;

•

because Nyloxin® is a novel approach to the over-the-counter pain market, whether it will be accepted by consumers over conventional over-the-counter pain products;

•

whether Nyloxin® Military Strength and/or Equine Nyloxin® will be successfully launched and be accepted in the marketplace;

•

whether our international drug applications will be approved and in how many countries;

•

whether we will be successful in marketing Nyloxin® and Nyloxin® Extra Strength in our target markets and create nationwide and international visibility for our products;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2016, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2016, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of September 30, 2016. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of September 30, 2016, the Company has accrued the legal settlement amount at present value of $172,260 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

After September 30, 2011, at LPR's request, the parties mediated the dispute before LPR responded to the Motion To Dismiss. At the mediation, the parties worked out an agreement whereby Nutra Pharma Corp. would purchase from LPR the components LPR purchased from third parties at an amount slightly less than the principal amount of the suit and on terms acceptable to us. The agreed price was $350,000 payable over 7 months in equal $50,000 amounts. This agreement was reached by us because it provided tangible value in exchange for the purchase price rather than incurring the expense of litigation, which would likely be substantial and not recouped. While Nutra Pharma Corp.  had counterclaims we could assert, we believe this was a practical resolution. The settlement allowed us to take possession of the components prior to full payment and, in exchange, provided security to LPR in the form of our stock valued at $400,000 at the time of issuance. The stock can only be sold in event of a default of the payment schedule. The litigation was dismissed in August of 2011. We made the August, September and November payments (totaling $150,000) in a timely fashion. We were late for the payment due October 15, 2011 and requested an accommodation from LPR, eventually paying an extra $5,000 towards that payment. At December 31, 2011, Nutra Pharma Corp. had made total payments of $205,000 with an additional $150,000 owed. In order to allow us to skip the December payment, LPR agreed to another accommodation whereby we would pay both the December and January payment with an additional $10,000 on or before January 16, 2012. We were unable to make this payment and on January 26, 2012 signed an amended payment schedule adding an additional $15,000 for a total of $175,000 owed. Our CEO, Rik Deitsch, added additional collateral stock in a separate company that he held personally. $25,000 was paid in January, with subsequent payments of $30,000 due monthly on the 15th of March through the 15th of July, 2012. We failed to make the March payment and was subsequently called in default of the Agreement. Under the original agreement, if we are in default of the agreement, LPR has the right to sell shares of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 representing the new total cash amount due to LPR by the Company.

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of September 30, 2016, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action. On September 30, 2013, the Company entered into a settlement agreement with the Petitioners and the bankruptcy action was dismissed. In full and final satisfaction of all claims, the settlement agreement provides for payment to the Petitioners of a total sum of $350,000. As of September 30, 2016, $35,000 has been paid. As set forth below, the Petitioners have now filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida to recover amounts allegedly owing to them under the settlement agreement.

Paul Reid et al. v. Nutra Pharma Corp. et al.

On August 26, 2016, certain of former ReceptoPharm employees and a former ReceptoPharm consultant filed a lawsuit in the 17th Judicial Circuit in and for Broward County, Florida against Nutra Pharma and Receptopharm to recover amounts allegedly owing to them under the settlement agreement reached in the involuntary bankruptcy action referenced above.  On September 28, 2016, Nutra Pharma and Receptopharm filed a motion to dismiss the lawsuit.  That motion is currently pending.

Nutra Pharma and Receptopharm believe that the lawsuit is without merit and also intend to file a counterclaim against these former employees/consultants for misconduct that Nutra Pharma discovered after execution of the aforementioned settlement agreement.  We intend to vigorously contest this matter.

During December 2015, the Petitioner's claims and accruals for a total of $1,085,468 that have passed the statute of limitation were written off, included in the amount was the accrued salary of $815,747, officer’s loan and accrued interest for $129,466, salary and payroll tax payable of $140,255. Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, the Company has accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of September 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During July 2016, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, a total of 4,250,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share. The Company recorded an equity compensation charge of $8,901 during the nine months ended September 30, 2016. The remaining unrecognized compensation cost of $26,799 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed agreements with a consultant for investor relation services for twelve months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share. The Company recorded an equity compensation charge of $1,047 during the nine months ended September 30, 2016. The remaining unrecognized compensation cost of $3,153 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed agreements with a consultant for investor relation services for three months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share. The Company recorded an equity compensation charge of $4,200 during the nine months ended September 30, 2016.

During July 2016, the Company signed agreements with a consultant for investor relation services for six months. In connection with the agreement, 1,200,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share. The Company recorded an equity compensation charge of $5,040 during the nine months ended September 30, 2016. The remaining unrecognized compensation cost of $5,040 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed agreements with a consultant for investor relation services for twelve months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share. The Company recorded an equity compensation charge of $1,047 during the nine months ended September 30, 2016. The remaining unrecognized compensation cost of $3,153 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, a total of 625,000 shares of company’s restricted common stocks were issued. The share was valued at $0.009 per share. The Company recorded an equity compensation charge of $1,125 during the nine months ended September 30, 2016. The remaining unrecognized compensation cost of $4,500 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed an agreement with a consultant for legal services. In connection with the agreement, a total of 1,000,000 shares of company’s restricted common stocks were issued as retainer. The share was valued at $0.009 per share. The Company recorded an equity compensation charge of $9,000 during the nine months ended September 30, 2016.

During July 2016, the Company signed an agreement with a consultant for services rendered. In connection with the agreement, 1,000,000 shares of company’s restricted common stocks were issued. The share was valued at $0.009 per share. The Company recorded an equity compensation charge of $9,000 during the nine months ended September 30, 2016.

Common Stocks Issued to Employees and Directors

During July 2016, our Board of Directors approved the appointment of Dan Oran as our Director as well as a stock grant to Mr. Oran for 2,500,000 shares of our common stock as compensation for his service as Director. The share was valued at $23,750 or $0.0095 per share. Dan Oran made an initial investment of $100,000 to fund the operation of the Company. Following the receipt of the initial placement on July 20, 2016, the Company issued 12,500,000 shares in settlement of $100,000.

During July 2016, our Board of Directors approved of Dale Vanderputten, PhD as our Chief Scientific Officer.  The Company granted 2,500,000 shares of common stock as compensation for his service. The share was valued at $30,000 or $0.012 per share.

Common Stock Issued with Debts

In July 2016, in connection with the issuance of a note payable to a non-related party in the amount of $50,000 which is due in six months from the funding of the note, the Company issued a total of 300,000 shares of common stock with a fair value of $2,345 as part of the agreement (See Note 6).

In August 2016, in connection with the issuance of a note payable to a non-related party in the amount of $150,000 which is due in six months from the funding of the note, the Company issued a total of 100,000 shares of common stock with a fair value of $800 as part of the agreement (See Note 6).

In August 2016, in connection with the issuance of a note payable to a company owned by one of our directors in the amount of $100,000 which is due in three months from the funding of the note, the Company issued a total of 200,000 shares of common stock with a fair value of $1,768 as part of the agreement (See Note 6).

In August 2016, in connection with the issuance of a note payable to a company owned by one of our directors in the amount of $100,000 which is due in three months from the funding of the note, the Company issued a total of 200,000 shares of common stock with a fair value of $1,768 as part of the agreement (See Note 6).

In October 2016, the Company issued a Promissory Note in the amount of $50,000 to a non-related party. The note carries interest at 2% monthly and is due on the date that is six months from the execution and funding of the note.  . In connection with the issuance of this promissory note, the Company issued 600,000 shares of the Company's common stocks.

Common Stock Issued for Settlement of Debt and Accounts Payable

During July 2016, the Company issued 14,000,000 shares of the company’s restricted stock (See Note 4) to settle the outstanding commissions’ payable in aggregate of $70,000 with TCN. The shares were valued at $0.009 per share. The Company recorded a loss of $56,000 as a selling expense during the nine months ended September 30, 2016.

During September 2016, the Company issued a total of 1,250,000 shares of the company’s restricted stock to settle accounts payable of $10,000 with the Note holder. The shares were recorded at a fair value of $11,875 or $0.0095 per share (See Note 4). The Company recorded a loss of $1,875 during the nine months ended September 30, 2016.

During September 2016, the Company issued 550,000 shares of the company’s restricted stock (See Note 4 and 9) to settle the accrued expense in aggregate of $126,000 with a consultant. The shares were valued of $4,510 or $0.0082 per share. The Company recorded a loss of $121,490 during the nine months ended September 30, 2016.

During July 2016, the Company issued a total of 10,000,000 shares of the company’s restricted stock to settle the outstanding debt of $50,000 with accrued interest of $2,400 with the Note holder. The shares were recorded at a fair value of $90,000 or $0.009 per share (See Note 4 and 7). The Company recorded a loss of $37,600 during the nine months ended September 30, 2016.

During September 2016, Coventry made a conversion of 5,000,000 shares of the company’s restricted stock satisfying $19,500 of the Note of $100,000 with a fair value of $48,354 (See Note 6).

Following the assignment of debt of $27,300 in August 2015, Coventry made a conversion of 5,114,285 shares of the company’s restricted stock satisfying the Note in full with a fair value of $51,065 during 2016 (See Note 6).

Date	Number of	Fair Value of
	shares converted	Debt Converted
4/14/2016	1,111,111	$18,213
6/6/2016	2,380,952	$20,143
7/13/2016	1,622,222	$12,709

Following the assignment of debt of $28,929 in December 2015, Coventry made a conversion of 6,602,142 shares of the company’s restricted stock satisfying the Note in full with a fair value of $73,441 during 2016 (See Note 6).

Date	Number of	Fair Value of
	shares converted	Debt Converted
7/28/2016	4,000,000	$51,827
8/31/2016	2,602,142	$21,614

During nine months ended September 30, 2016, Vista made conversions for a total of 10,029,578 satisfying $79,920 of the note with a fair value of $189,371 (See Note 6).

Date	Number of	Fair Value of
	shares converted	Debt Converted
1/5/2016	350,000	15,998
1/20/2016	550,000	15,218
2/2/2016	550,000	13,255
2/12/2016	1,000,000	60,449
2/29/2016	1,100,000	23,669
6/21/2016	1,979,578	27,086
8/29/2016	2,000,000	14,476
9/28/2016	2,500,000	19,220

During January through June, 2016, the Note holder made a conversion of total of 23,548,252 shares of stocks satisfying $113,896 of notes payable of $275,000 originated in April 2015 with a fair value of $321,805(See Note 6).

Date	Number of	Fair Value of
	shares converted	Debt Converted
1/13/2016	1,748,252	$42,308
2/8/2016	2,000,000	51,404
2/18/2016	1,000,000	33,666
3/16/2016	3,600,000	37,800
5/6/2016	2,500,000	47,500
6/13/2016	3,200,000	26,800
7/13/2016	3,500,000	22,927
8/30/2016	6,000,000	59,400

In October and November 2016, the Note holder made conversions of a total of 9,886,525 shares satisfying the remaining of $41,820 of the note payable of $60,870 originated in February 2016.

In October 2016, Greentree made conversions of a total of 8,603,469 shares satisfying the note payable and accrued interest of $42,557 in full for the $40,000 originated in April 2016 (See Note 6).

In October 2016, the Note holder made a conversion of 8,000,000 shares satisfying $33,600 of the note payable of $100,000 originated in March 2016.

Common Stock Issued for Debt Modification

During July 2016, the Company issued a total of 36,000 restricted shares to a Note holder due to the default on repayment of the promissory note of $100,000. The shares were valued at a fair value of $342 (See Note 6(2)).

Item 3. Defaults Upon Senior Securities

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. During the nine months ended September 30, 2016, we made a repayment of $75,000. $35,000 and $40,000 of the repayment was applied to principal and accrued interest, respectively. At September 30, 2016, we owed this director principal balance and accrued interest of $0 and $165,898, respectively.

In August 2016, the Company issued two Promissory Notes for a total of $200,000 ($100,000 each) to one of our directors’ owned Companies. The notes carry interest at 12% annually and are due on the date that is three months from the execution and funding of the note. The loan is in default and negotiation for settlement.

In May 2016, the Company issued a promissory note to a non-related party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. The loan is in default and negotiation of settlement.

On June 11, 2012, LPR sold their remaining debt, which included legal fees, of $281,772 to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of September 30, 2016, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. On September 30, 2013, the Company entered into a Settlement Agreement with the Petitioners, which is effective upon the court dismissal of the action.  In full and final satisfaction of all claims, the Company settled the Agreement with the Petitioners for a total sum of $350,000.  $35,000 has been paid and a second lump sum payment is due within 8 months from February 12, 2014, the date the court dismissed the action.  The Parties executed mutual releases exclusive of releases under the Settlement Agreement. As set forth below, the Petitioners have now filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida to recover amounts allegedly owing to them under the settlement agreement.

On August 26, 2016, certain of former ReceptoPharm employees and a former ReceptoPharm consultant filed a lawsuit in the 17th Judicial Circuit in and for Broward County, Florida against Nutra Pharma and Receptopharm to recover amounts allegedly owing to them under the settlement agreement reached in the involuntary bankruptcy action referenced above.  On September 28, 2016, Nutra Pharma and Receptopharm filed a motion to dismiss the lawsuit.  That motion is currently pending.

Nutra Pharma and Receptopharm believe that the lawsuit is without merit and also intend to file a counterclaim against these former employees/consultants for misconduct that Nutra Pharma discovered after execution of the aforementioned settlement agreement.  We intend to vigorously contest this matter.

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

NUTRA PHARMA CORP.
Registrant

Dated: November 22, 2016	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer