Form 10-K
period 2016-12-31
NUTRA PHARMA CORP
filed 2017-04-17
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second quarter: $4,833,957.

As of April 17, 2017, there were 368,240,811 shares of common stock.

Nutra Pharma Corp and its wholly owned subsidiary, ReceptoPharm, Inc. (“ReceptoPharm”) are referred to herein as “we”, “our” or “us” (ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2016 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Nyloxin® and Nyloxin® Extra Strength

•

Pet Pain-Away: an over-the-counter pain reliever designed to treat pain in cats and dogs

Our business plan will continue its efforts to produce, market and distribute our Nyloxin® and Pet Pain-Away branded products both domestically and internationally.

From October 2009 until December 31, 2016, our operations centered on the marketing of Cobroxin® (our discontinued product), Nyloxin® and Nyloxin® Extra Strength. In December of 2014, we launched Pet Pain-Away and began actively marketing the product. During fiscal year 2016, we earned revenues of $168,356, $161,342 of it was from sales of Nyloxin® and $7,614 of it was from sales of Pet Pain-Away.

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

The global market for pain management products, including prescription and nonprescription analgesics, reached over $50 billion in 2009 according to an August 2010 article published in the journal Nature Reviews Drug Discovery. The current market for pain drugs is expected to continue to grow according to BCC Research, a market research firm that believes the aging baby boomer population will continue to trigger growth in this market resulting in a $44.3 billion US market size by 2020. According to a 2016 report published by Transparency Market Research, the global pain management therapeutics market is expected to reach $83 billion by 2024.

Our Products

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

The primary difference between Nyloxin® and Nyloxin® Extra Strength is the dilution level of the venom. The approximate dilution levels for Nyloxin® and Nyloxin® Extra Strength are as follows:

Nyloxin®

•

Topical Gel: 30 mcg/mL

•

Oral Spray: 70 mcg/mL

Nyloxin® Extra Strength

•

Topical Gel: 60 mcg/mL

•

Oral Spray: 140 mcg/mL

In December 2011, we began marketing Nyloxin® and Nyloxin® Extra Strength at www.nyloxin.com. Both Nyloxin® and Nyloxin® Extra Strength are packaged in a roll-on container, squeeze bottle and as an oral spray. Additionally, Nyloxin® topical gel is available in an 8 ounce pump bottle.

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

International Sales

We are pursuing international drug registrations in Canada, Mexico, India, Central and South America and Europe. Since European rules for homeopathic drugs are different than the rules in the US, we cannot estimate when this process will be completed. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin® in India.  We are currently working with potential Distributors in India. In February, 2015 we completed the first test shipments to India. We plan to begin active sales and marketing in India in mid-2017.

On April 30, 2015 we announced that we had received notification of the acceptance of Nyloxin® by the China International Exchange and Promotive Association for Medical and Healthcare (CPAM). This process was successfully conducted by the Vancouver Commodities Group (VCG) that had been hired by Nutra Pharma to begin the process of identifying and vetting potential distributors in China. With this approval, we have been working with several groups to find a large distributor for our products in the People's Republic of China. We expect to announce a distribution partner in mid-2017.

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

In May of 2016, we signed a license agreement to begin the process of creating an infomercial (Direct Response) campaign for Pet Pain-Away™. In November of 2016, we announced the license agreement with DEG Productions for the marketing and distribution of Pet Pain-Away globally. DEG has the ability to earn the exclusive distribution rights for the product by reaching certain sales milestones. DEG has created their own website (www.getpetpainaway.com) and began airing commercials in December of 2016. DEG is expected to ramp up their sales and marketing of Pet Pain-Away throughout 2017.

Equine Nyloxin®

In October of 2013, we announced that we were in the process of launching the newest addition to our line of homeopathic treatments for chronic pain, Equine Nyloxin®, a topical therapy for horses that is packaged as a two piece kit: Nyloxin® Topical Gel comprises Step 1 and a solution of DMSO (dimethylsulfoxide) comprises Step 2. We have been working with trainers and veterinarians in the equine industry and have already identified distributors for the product. The Equine Nyloxin® represents the Company's first topical solution for the animal market. The product is now undergoing market evaluation and is expected to be commercially available by mid-2017.

Regulation

The active pharmaceutical ingredient (API) in Nyloxin®, Nyloxin® Extra Strength & Pet Pain-Away, Asian cobra venom, has an approved United States monograph under the Homeopathic Pharmacopoeia of the United States (HPUS), which allowed us to register them with the FDA as homeopathic drugs. A United States monograph is a prescribed formulation for the production of any drug or product that is recognized by law for a specific application and that may be introduced into commerce. The FDA requires this registration process to maintain full compliance of companies marketing and selling medicines classified as homeopathic. In August 2009, we successfully completed submission of final packaging and labeling to the FDA to begin selling our over-the-counter pain reliever, Cobroxin®. In December 2009, we completed our submission of final packaging and labeling to the FDA of Nyloxin® and Nyloxin® Extra Strength. In December 2016 we completed our submission of final packaging and labeling to the FDA of Pet Pain-Away.

Manufacturing

ReceptoPharm oversees Nyloxin®’s and Pet Pain-Away’s manufacturing activities, both at its Good Manufacturing Practice (“GMP”) certified facility and at a third-party manufacturing and bottling facility. ReceptoPharm is also responsible for acquiring appropriate amounts of Asian cobra venom required to manufacture Nyloxin® and Pet Pain-Away.

Subject to availability of funds, ReceptoPharm also plans to begin additional clinical studies for our pain relievers. These studies will be designed to compare the efficacy of Nyloxin® Extra Strength to other prescription strength pain relievers. A ReceptoPharm study published in Toxicon, which is the journal of the International Society of Toxinology, showed that ReceptoPharm’s leading drug product for the treatment of pain (RPI-78) had pain-reducing effects that lasted four times as long as morphine without the negative side effects associated with opioid-based pain relievers. Another study published in the journal Neuropharmacology showed a new mechanism on the use of Alpha-Cobratoxin as a treatment for pain. Alpha-Cobratoxin is the main component of the cobra venom used in Nyloxin® and Pet Pain-Away.

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

Manufacturing Nyloxin® and Pet Pain-Away entails a two-step process, the first of which consists of ReceptoPharm manufacturing the bulk raw materials and completing the dilution levels of the active pharmaceutical ingredient (“API”) as provided for in the Homeopathic Pharmacopeia of the United States, which is a compilation of continuously updated statements of Homeopathic Pharmacopoeia standards and monographs as recognized by that organization. Once this process is completed, the second step entails transport of raw materials to a third-party manufacturer that completes the final mixing, bottling and shipping processes.

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

In May of 2016, we signed a license agreement to begin the process of creating an infomercial (Direct Response) campaign for Pet Pain-Away™. In November of 2016, we announced the license agreement with DEG Productions for the marketing and distribution of Pet Pain-Away globally. DEG has the ability to earn the exclusive distribution rights for the product by reaching certain sales milestones. DEG has created their own website (www.getpetpainaway.com) and began airing commercials in December of 2016. DEG is expected to ramp up their sales and marketing of Pet Pain-Away throughout 2017.

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

International Drug Registrations

We are continuing our efforts to complete the registration process internationally. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin® in India.  We are currently working with potential Distributors in India. In February, 2015 we completed the first test shipments to India through our importer, S.Zhaveri Pharmakem. We plan to begin active sales and marketing in India by the end of 2016. In April of 2015 we announced the engagement of the Vancouver Commodity Group to identify potential distribution partners in China. Later that month, we announced the acceptance of Nyloxin® by the China International Exchange and Promotive Association for Medical and Healthcare (CPAM). With this approval, we have been working with several groups to find a large distributor for our products in the People's Republic of China. We expect to announce a distribution partner by the third quarter of 2017.

While many countries adopt similar regulation to the United States for registering homeopathic drugs, the international application process is more complex and may be lengthier. We will continue to seek qualified, well-funded distributors for the international distribution of Cobroxin® and Nyloxin®.

ReceptoPharm’s Homeopathic Drug Pain Relief Studies

Pending adequate financing or revenues, we will continue our research and development into this area, with the ultimate goal of improving product claims for Nyloxin® Extra Strength, which is a treatment for stage 3 pain. We have planned the following three studies and will pursue these pending adequate financing:

MS Neuropathic Pain Phase IV

This is a planned 10-week patient trial period. We have thus far incurred costs of $5,000 with a total estimated budget of $130,000. We plan to reinitiate this trial pending adequate funding.

Chronic Back Pain Phase I

We will continue our research and development in this area, with the ultimate goal of completing development of our future product, Recet, which is an injectable version of Cobratoxin. This is a planned 4-week patient trial period. We have thus far incurred costs of $25,000 with a total estimated budget of $250,000. We plan to reinitiate this trial pending adequate funding.

Chronic Back Pain Phase IV

We will continue our research and development, with this ultimate goal of improving product claims for Nyloxin® Extra Strength, which is a treatment for stage 3 pain. This is a planned 4-week patient trial period. We have an estimated budget of $250,000. We have not yet incurred any costs associated with the Chronic Back Pain Phase IV project. We plan to reinitiate this trial pending adequate funding.

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

Drug Applications

We have set forth below a summary of ReceptoPharm’s proposed drugs and their potential applications.

Drug	Potential Applications
RPI-78M	MS, AMN, Rheumatoid Arthritis (RA), Myasthenia Gravis (MG) and Amyotrophic Lateral Sclerosis (ALS)
RPI-MN	HIV, Herpes, general anti-viral applications
RPI-78	Pain, Arthritis
RPI-70	Pain

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

Human Immunodeficiency Virus (HIV) Infection

The analytic firm GBI Research reported in April 2014 that the HIV/AIDS therapeutics market reached $14.3 billion in 2012 in seven top markets: the United States, the United Kingdom, Germany, France, Italy, Spain and Japan. GBI Research predicts these markets will continue to grow to reach $16.3 billion by 2019. According to UNAIDS, an estimated 36.7 million people were living with HIV in 2016 with 52% of all HIV sufferers in sub-Saharan Africa. There were 2.1 million new infections in 2015 and 1.1 million people died of AIDS-related illnesses. Since the beginning of the epidemic, more than 75 million people have contracted HIV and nearly 36 million have died of HIV-related causes. Growth in the HIV therapy market will continue to be driven by the rapidly growing HIV and AIDS population. In the absence of therapeutic intervention, the vast majority of individuals infected with HIV will ultimately develop AIDS, on average in about 10 years, which has a mortality rate approaching 100%. Experts say that the drugs currently available may extend life as much as 40 years, but all of these therapies have negative side effects and fail over time as the virus mutates. These facts make new therapies a necessity. The foregoing information was obtained from the World Health Organization website at www.who.int and the UNAIDS website at www.unaids.org.

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

Multiple Sclerosis (MS)

Multiple Sclerosis (MS) is thought to be an autoimmune disease that primarily causes central nervous system problems. In MS, the insulating fatty material surrounding the nerve fibers, also known as myelin, which functions to speed signaling from one end of the nerve cell to the other, is attacked by cells of the immune system causing problems in signal transduction. MS is the most common of demyelinating disorders, having a prevalence of approximately 1 per 1,000 persons in most of the United States and Europe. According to the Accelerated Cure Project for Multiple Sclerosis, a national nonprofit organization, 400,000 people in the US are affected by MS and another 2.1 million globally, with 10,000 new cases diagnosed in the US every year. According to the National Multiple Sclerosis Society, although MS occurs most commonly in adults, it is also diagnosed in children and adolescents. Estimates suggest that 8,000-10,000 children (up to 18 years old) in the United States have MS, and another 10,000-15,000 have experienced at least one symptom suggestive of MS. Studies suggest that two to five percent of all people with MS have a history of symptom onset before age 18.

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

In December of 2015, we announced that we had applied for an Orphan Drug designation from the US-FDA for the Company's RPI-78M drug candidate for the treatment of Myasthenia Gravis (MG). The application was subsequently rejected with an offer to re-file in the future as more data becomes available.

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

Market Values

Human Immunodeficiency Virus (HIV)

The analytic firm GBI Research reported in April 2014 that the HIV/AIDS therapeutics market reached $14.3 billion in 2012 in seven top markets: the United States, the United Kingdom, Germany, France, Italy, Spain and Japan. GBI Research predicts these markets will continue to grow to reach $16.3 billion by 2019. According to UNAIDS, an estimated 35.3 million people were living with HIV in 2012 with 69% of all HIV sufferers in sub-Saharan Africa. There were 2.3 million new infections in 2012 and 1.6 million people died of AIDS-related illnesses. Since the beginning of the epidemic, more than 75 million people have contracted HIV and nearly 36 million have died of HIV-related causes. Growth in the HIV therapy market will continue to be driven by the rapidly growing HIV and AIDS population. In the absence of therapeutic intervention, the vast majority of individuals infected with HIV will ultimately develop AIDS, on average in about 10 years, which has a mortality rate approaching 100%. Experts say that the drugs currently available may extend life as much as 40 years, but all of these therapies have negative side effects and fail over time as the virus mutates. These facts make new therapies a necessity. The foregoing information was obtained from the World Health Organization website at www.who.int and the UNAIDS website at www.unaids.org.

According to the Centers for Disease Control and Prevention, in the United States alone, an estimated 1.2 million people are infected with an estimated 39,500 Americans becoming infected with HIV each year. The majority undergoes treatment for HIV-related conditions at an individual cost of $14,000 (HAART) to $34,000 (AIDS patients). According to DataMonitor; the HIV market was worth $9.3 billion in 2007. GBI Research predicts these markets will continue to grow to reach $16.3 billion by 2019, driven by the increasing prevalence of HIV worldwide and the longer life expectancy of patients receiving treatment.

Multiple Sclerosis (MS)

MS affects an estimated 2.5 million people globally with approximately 400,000 sufferers in the United States. There are 12 approved drugs for the treatment of this disease. According to an April 2015 article published in the journal Neurology, the average annual cost of these drugs has increased to over $60,000 per person. In 2013, sales by one manufacturer, Teva, were reported to be $4.328 billion for its drug, Copaxone. Biogen has the largest market share in the MS drug category; bringing in $8 billion from the sales of Avonex, Tysabri and Tecfidera. The global multiple sclerosis therapeutics market is expected to reach USD 24.8 billion by 2024 according to a May, 2016 report by Grand View Research, Inc.

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

MS Phase II (Pediatric MS Phase I/II)

We are working with our Chief Scientific Officer, Dale Vanderputten, PhD; along with consultants to begin our Phase I/Phase II studies in pediatric Multiple Sclerosis. Pending adequate financing or revenues, ReceptoPharm will continue its research and development, with the ultimate goal of commencing these trials with RPI-78M under its Orphan Designation. ReceptoPharm has thus far incurred costs of $40,000. ReceptoPharm has an estimated budget of $2,000,000. Our goal is to initiate these trial in 2017.

Currently, ReceptoPharm’s total estimated costs for all of the above projects are approximately $3,000,000.

Since receiving Orphan designation for the treatment of Pediatric MS, our plans have changed. We are now working with potential sites of care to initiate a Phase I/II clinical trial in Pediatric MS. Our next step is to have a pre-IND meeting with the FDA to go over the proposed trial protocols. It is our goal to begin these trials in 2017.

Research and Development

During 2016 and 2015, we had research and development costs of $1,145 and $0, respectively.

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

Sources and Availability of Raw Materials

ReceptoPharm uses the raw material, cobra venom, for the drugs that it studies and in Nyloxin® and Pet Pain-Away production. We currently have two US suppliers of cobra venom that we use according to product demand. In addition, there are other suppliers in China, Thailand and India. ReceptoPharm’s management is responsible for locating cobra venom suppliers on an as-needed basis, which involves obtaining a small test amount from a supplier for scientific validation of that raw material prior to purchase. Apart from cobra venom, we do not currently use raw materials in our business.

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

Interferon-based drugs and their indications represent target markets for ReceptoPharm. Sales of interferon-based drugs annually exceed $8 billion and have attracted the participation of several major drug companies, including Bayer and Roche. Currently, there are eight interferon-based drugs licensed in Canada and the U.S.; five for the treatment of the milder Relapsing-Remitting form of MS, one for Hepatitis C, one for granulomatous disease and one for genital warts. These interferons are also used in the treatment of other conditions where treatment options are limited. The interferons for MS are Betaseron (Bayer), Avonex (Biogen), Plegridy (Biogen), Extavia (Novartis) and Rebif (EMD Serono). Since the launch of these drugs, the number of patients undergoing treatment has stabilized at current levels, indicating that there is a high turnover rate of patients in the administration of these individual drugs due to cost and side effects. Biogen developed Avonex in the early 1990’s and has been shipping the drug since late 1996. In the United Kingdom, the National Institute for Clinical Efficiency (NICE) has called for the withdrawal of Betaseron and another unrelated drug, Copaxone (Teva), from the market based on poor cost/effectiveness.

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

Patents, Trademarks, Licenses and Intellectual Property

We have the following patents expiring at various dates indicated below:

Bio-Therapeutics Patents

We hold the license to certain intellectual property belonging to Bio-Therapeutics that has either been granted a patent or is in the patent application process as follows:

U.S. Patent No. 5,989,857, Polypeptide compositions and methods was granted in November 1999 with 10 claims. The patent outlines a method of preparing a bioactive polypeptide in a stable, inactivated form, the method comprising the step of treating the polypeptide with ozonated water in order to oxidize and/or stabilize the cysteine residues, and in turn, prevent the formation of disulfide bridges necessary for bioactivity. This patent expired on May 10, 2016.

U.S. Patent No. 6,670,148, Compositions comprising bioactive peptides prepared without formation of native disulfide bonds was granted in December 2003, with 9 claims. The patent further describes a method of preparing a bioactive polypeptide in a stable, inactivated form, the method comprising the step of treating the polypeptide with ozonated water in order to oxidize and/or stabilize the cysteine residues, and in turn, prevent the formation of disulfide bridges necessary for bioactivity. The method can involve the use of ozonated water to both oxidize the disulfide bridges in a bioactive polypeptide, and to then stabilize the resultant cysteine residues. Optionally, and preferably, the method can involve the use of ozonated water to stabilize the cysteine residues, and thereby prevent the formation of disulfide bridges, in a polypeptide produced by recombinant means in a manner that allows the polypeptide to be recovered with the disulfide bridges unformed. This Patent expired on May 10, 2016.

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

We incurred net losses of $3,447,613and $5,391,981 for the years ended December 31, 2016 and 2015. We anticipate that these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Nyloxin® and Pet Pain Away products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have a limited revenue producing history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual losses of $3,447,613and $5,391,981 during the fiscal years of operations ending December 31, 2016 and 2015 respectively. As a result, at December 31, 2016 we had an accumulated deficit of $53,359,399. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Nyloxin® and Pet Pain-Away products; or a potential licensing of our therapies under development.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2016 we had a working capital deficit of $4,463,589. Our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have a negative cash flow from operations of approximately $1.38 million and $1.02 million for the years ended December 31, 2016 and 2015, respectively. We have insufficient financial resources to fund our operations.

As of December 31, 2016 we owe $52,025 to our Chief Executive Officer and the Companies owned by him.

Our Chief Executive Officer may be unwilling or unable to continue funding our operations.

Our Chief Executive Officer has historically funded our operations by providing loans to us. As of December 31, 2016, we owe $52,025 to Mr. Deitsch and the companies owned by him. Mr. Deitsch may be unwilling or unable to fund our operations in the future. If we have no other source of funding and we are unable to secure additional loans from Mr. Deitsch, our operations will be negatively affected.

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

To date, sales of Nyloxin® have been limited and inconsistent. During 2011, we sold $66,568 of Nyloxin®. During 2012, we sold $199,231 of Nyloxin®. During 2013, we sold $119,898 of Nyloxin®. During 2014, we sold $587,804 of Nyloxin®. During 2015, we sold $279,969 of Nyloxin®. During 2016, we sold $161,342 of Nyloxin®. We launched Pet Pain-Away in late December of 2014 and generated $6,701 in 2014. During 2015, we sold $11,333 of Pet Pain-Away. During 2016, we sold $7,014 of Pet Pain-Away. If we cannot achieve sufficient sales levels of our Nyloxin® and Pet Pain-Away products or we are unable to secure financing our operations will be negatively affected.

We have a limited history of generating revenues on which to evaluate our potential for future success and to determine if we will be able to execute our business plan; accordingly, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our total sales of Cobroxin® from November 2009 until December 31, 2016 are $1,995,673. Our total sales of Nyloxin® from January 1, 2011 to December 31, 2016 are $1,414,812. Our total sales of Pet Pain-Away from December 2014 to December 31, 2016 are $25,048. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company. These risks include:

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

We may be unable to implement our growth strategy reflected in our business plan rapidly enough for us to achieve profitability. Our growth strategy is dependent on a number of factors, including market acceptance of our Nyloxin® and Pet Pain-Away products and the acceptance by the public of using these products as pain relievers. We cannot assure you that our products will be purchased in amounts sufficient to attain profitability.

Among other things, our efforts to expand our sales of Nyloxin® and Pet Pain-Away will be adversely affected if:

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

We are subject to substantial FDA regulations pertaining to Nyloxin® and Pet Pain-Away, which may increase our costs or otherwise adversely affect our operations.

Our Nyloxin® and Pet Pain-Away products are subject to FDA regulations, including manufacturing and labeling, approval of ingredients, advertising and other claims made regarding Nyloxin® and Pet Pain-Away, and product ingredients disclosure. If we fail to comply with current or future regulations, the FDA could force us to stop selling Nyloxin® and Pet Pain-Away or require us to incur substantial costs from adopting measures to maintain FDA compliance.

The inability to provide scientific proof for product claims may adversely affect our sales.

The marketing of Nyloxin® and Pet Pain-Away involves claims that they assist in reducing Stage 2 chronic pain, while Nyloxin® Extra Strength and Nyloxin® Military Strength involves claims that they assist in reducing Stage 3 chronic pain. The marketing of Pet Pain-Away involves claims that they assist in relieving pain in dogs and cats. Under FDA and Federal Trade Commission (“FTC”) rules, we are required to have adequate data to support any claims we make concerning Nyloxin® and Pet Pain-Away. We have scientific data for our Nyloxin® and Pet Pain-Away product claims; however, we cannot be certain that these scientific data will be deemed acceptable to the FDA or FTC. If the FDA or FTC requests supporting information and we are unable to provide support that it finds acceptable, the FDA or FTC could force us to stop making the claims in question or restrict us from selling the products.

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

Our Nyloxin® and Pet Pain-Away products may be unable to compete against our competitors in the pain relief market.

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

If we become subject to product liability claims for Nyloxin® and Pet Pain-Away that exceed our product liability policy limits, we may be subject to substantial litigation costs or judgments against us, which will negatively impact upon our financial and operating results.

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

Our common stock trades on the OTC-QB, which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

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

As of December 31, 2016, we had 295,065,317 outstanding shares that were subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

Since May 13, 2004, ReceptoPharm has leased their office space at 1537 NW 65th Avenue, Plantation, Florida for three consecutive two-year terms. ReceptoPharm's 5,500 square foot facilities include a reception area, conference room and five offices, a warehouse and a laboratory. On May 10, 2010 ReceptoPharm renewed the lease with Shelter Developers of America (“Shelter”) for the last two-

year term beginning on June 1, 2010 and ending May 31, 2012. On July 9, 2012 ReceptoPharm entered into a new lease agreement for a five year period beginning on August 1, 2012. In February of 2016 we signed a lease extension agreement in exchange for certain leasehold improvements that extended our lease through July 31, 2022. The lease calls for current monthly payments of approximately $6400, which includes base rent, common area expenses, real estate taxes and insurance.

We incurred rent expense of $116,257 and $126,339 for the years ended December 31, 2016 and 2015.

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of December 31, 2016, the Company has accrued the legal settlement amount at present value of $147,179 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of December 31, 2016, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action. On September 30, 2013, the Company entered into a settlement agreement with the Petitioners and the bankruptcy action was dismissed. In full and final satisfaction of all claims, the settlement agreement provides for payment to the Petitioners of a total sum of $350,000. As of December 31, 2016, $35,000 has been paid. As set forth below, the Petitioners have now filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida to recover amounts allegedly owing to them under the settlement agreement.

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

During December 2015, the Petitioner's claims and accruals for a total of $1,085,468 that have passed the statute of limitation were written off, included in the amount was the accrued salary of $815,747, officer’s loan and accrued interest for $129,466, salary and payroll tax payable of $140,255. Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, the Company has accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of December 31, 2016.

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

	2015 Fiscal Year
	High Bid		Low Bid
First Quarter	$0.008		$0.0025
Second Quarter	$0.27	*	$0.0025
Third Quarter	$0.2295		$0.052
Fourth Quarter	$0.14		$0.0465

	2016 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.05	$0.018
Second Quarter	$0.0205	$0.0071
Third Quarter	$0.012	$0.0072
Fourth Quarter	$0.0175	$0.0071

*   reflects a 1 for 40 reverse split of the outstanding shares in the second quarter of 2015

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

Holders

As of April 17, 2017, based upon records obtained from our transfer agent, there were 336 holders of record of our common stock. Our transfer agent records does not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

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

Equity Compensation Plans

Securities authorized per issuance under Equity Compensation Plans as of December 31, 2016 and 2015 are as follows:

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

2003 Plan

On December 3, 2003, our Board of Directors approved the Employee/Consultant Stock Compensation Plan (the “2003 Plan”). The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 62,500. As of December 31, 2016 and 2015, we had issued a total of 62,375 shares under the 2003 Plan.

2007 Plan

On June 6, 2007, our Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the “2007 Plan”). The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2007 Plan is 625,000. As of December 31, 2016 and 2015, we had issued a total of 618,750 shares under the 2007 Plan.

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

Shares Issued to Employees and Directors

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

Common Stock Issued for Services

During February 2017, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 1,500,000 shares of company’s restricted common stocks were issued.

During January 2017, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 1,000,000 shares of company’s restricted common stocks were issued.

During November 2016, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, a total of 3,000,000 shares of company’s restricted common stocks were issued. The share was valued at $0.012 per share. The Company recorded an equity compensation charge of $9,945 during the year ended December 31, 2016. The remaining unrecognized compensation cost of $26,055 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, a total of 4,250,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share. The Company recorded an equity compensation charge of $17,899 during the year ended December 31, 2016. The remaining unrecognized compensation cost of $17,801 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed agreements with a consultant for investor relation services for twelve months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share. The Company recorded an equity compensation charge of $2,156 during the year ended December 31, 2016. The remaining unrecognized compensation cost of $2,094 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed agreements with a consultant for investor relation services for three months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share. The Company recorded an equity compensation charge of $4,200 during the year ended December 31, 2016.

During July 2016, the Company signed agreements with a consultant for investor relation services for six months. In connection with the agreement, 1,200,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share. The Company recorded an equity compensation charge of $7,581 during the year ended December 31, 2016. The remaining unrecognized compensation cost of $2,499 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed agreements with a consultant for investor relation services for twelve months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share. The Company recorded an equity compensation charge of $2,106 during the year ended December 31, 2016. The remaining unrecognized compensation cost of $2,094 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, a total of 625,000 shares of company’s restricted common stocks were issued. The share was valued at $0.009 per share. The Company recorded an equity compensation charge of $2,543 during the year ended December 31, 2016. The remaining unrecognized compensation cost of $3,082 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed an agreement with a consultant for legal services. In connection with the agreement, a total of 1,000,000 shares of company’s restricted common stocks were issued as retainer. The share was valued at $0.009 per share. The Company recorded an equity compensation charge of $9,000 during the year ended December 31, 2016.

During July 2016, the Company signed an agreement with a consultant for services rendered. In connection with the agreement, 1,000,000 shares of company’s restricted common stocks were issued. The share was valued at $0.009 per share. The Company recorded an equity compensation charge of $9,000 during the year ended December 31, 2016.

During April 2016, the Company signed an agreement with Greentree Financial Group, Inc. (“Greentree”) for consulting services for six months. In connection with the agreement, 700,000 shares of company’s restricted common stocks were issued. The share was valued at $0.018 per share. The Company recorded an equity compensation charge of $12,600 during the year ended December 31, 2016.

Common Stock Issued for Debt Modification

During March 2017, the Company issued a total of 50,000 restricted shares to a Note holder due to the default on repayment of the convertible note of $150,000 originated in August 2016(See Note 6).

In March 2017, the amendment was signed to waive Labry to return the 4,532,810 commitment shares back to the Company’s treasury for the Note of $66,500 originated in December 2016 (See Note 6).

During January 2017, the Company issued a total of 300,000 restricted shares to a Note holder due to the default on repayment of the convertible note of $50,000 originated in July 2016(See Note 6).

During December 2016, the Company issued a total of 700,000 restricted shares to the Michael McDonald Trust due to the default on repayment of the promissory notes of $75,000 and $50,000 originated in May and June 2016. The shares were valued at a fair value of $8,645 (See Note 6).

Common Stock Issued with Debts

In connection with the issuance of the Note of $56,567 in January 2017, the Company issued 300,000 shares of the Company's common stocks.

In December 2016, in connection with the issuance of a convertible note payable to a non-related party in the amount of $66,500 which is due in nine months from the funding of the note, the Company issued a total of 4,532,810 shares of common stock with a fair value of $49,861 as part of the agreement (See Note 6).

In October 2016, in connection with the issuance of a note payable to a non-related party in the amount of $50,000 which is due in six months from the funding of the note, the Company issued a total of 600,000 shares of common stock with a fair value of $4,330 as part of the agreement (See Note 6).

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

Common Stock Issued for Settlement of Accounts Payable & Debt

During March 2017, Coventry made a conversion of 15,500,000 shares of the company’s restricted stock satisfying $43,400 of the Note of $100,000 funded in September 2016.

During March, 2017, the Note holder made a conversion of 8,000,000 shares of stocks satisfying $17,117 of the principal balance and $1,000 of accrued interest for the Note of $45,000 originated in August 2016.

During February and March 2017, LG made the conversions of a total of 20,971,375 of the company’s restricted stock satisfying the principal balance and accrued interest in full for the Note of $52,500 originated in August 2016.

During February and March 2017, the Note holder made the conversions of a total of 19,573,258 of the company’s restricted stock satisfying the principal balance and accrued interest in full for Note of $51,000 originated in August 2016.

During January 2017, Greentree made a conversion of 5,274,262 shares of the company’s restricted stock satisfying the $25,000 of the Note of $50,000 in full. The interest owed as of the conversion date of January 9, 2017 was $4,044.

During September 2016, the Company issued a total of 1,250,000 shares of the company’s restricted stock to settle accounts payable of $10,000 with the Note holder. The shares were recorded at a fair value of $11,875 or $0.0095 per share (See Note 4). The Company recorded a loss of $1,875 during the year ended December 31, 2016.

During September 2016, the Company issued 550,000 shares of the company’s restricted stock (See Note 4 and 9) to settle the accrued expense in aggregate of $126,000 with a consultant. The shares were valued of $91,245 at the stock price ranged from $0.08 to $0.21.

During July 2016, the Company issued 14,000,000 shares of the company’s restricted stock (See Note 4) to settle the outstanding commissions’ payable in aggregate of $70,000 with TCN. The shares were valued at $0.009 per share. The Company recorded a loss of $56,000 as a selling expense during the year ended December 31, 2016.

During July 2016, the Company issued a total of 10,000,000 shares of the company’s restricted stock to settle the outstanding debt of $50,000 with accrued interest of $2,400 with the Note holder. The shares were recorded at a fair value of $90,000 or $0.009 per share (See Note 4 and 7). The Company recorded a loss of $37,600 during the year ended December 31, 2016.

In June 2016, Mr. Deitsch accepted a total of 15,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan (See Note 5). The shares were valued at the note payable amount due to the fact that it was a related party transaction. In December 2016, Mr. Deitsch accepted 15,000,000 shares of the Company’s restricted common stock as a payment to discharge $75,000 of his accrued salary.

During September through December 2016, Coventry made conversions of 24,166,666 shares of the company’s restricted stock satisfying the Note of $100,000 in full with a fair value of $263,656 (See Note 6).

Date	Number of	Fair Value of
	shares converted	Debt Converted
9/14/2016	5,000,000	$48,354
10/14/2016	8,000,000	99,575
12/6/2016	11,166,666	115,727

During October 2016, Greentree made conversions of 8,603,469 shares of the company’s restricted stock satisfying the Note of $40,000 in full with a fair value of $78,634 (See Note 6).

Date	Number of	Fair Value of
	shares converted	Debt Converted
10/6/2016	4,000,000	$36,884
10/18/2016	4,603,469	41,750

During November 2016, Greentree made a conversion of 5,274,262 shares of the company’s restricted stock satisfying the $25,000 of the Note of $50,000 with a fair value of $44,008 (See Note 6)

During May 2016, the Company issued a total of 2,500,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 and accounts payable of $15,000 with the Note holder. The shares were recorded at a fair value of $32,500 or $0.013 per share (See Note 4 and 6). The Company recorded a loss of $7,500 during the year ended December 31, 2016.

Following the assignment of debt of $144,642 on December 15, 2015, during January through March, 2016, Coventry made conversions of a total of 5,494,451 shares of the company’s restricted stock satisfying the note in full with a fair value of $198,546 (See Note 6).

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

During the year ended December 31, 2016, Vista made conversions for a total of 19,916,103 satisfying $121,739 of the note in full with a fair value of $288,290, respectively (See Note 6).

Date	Number of	Fair Value of
	shares converted	Debt Converted
1/5/2016	350,000	15,998
1/20/2016	550,000	15,218
2/2/2016	550,000	13,255
2/12/2016	1,000,000	60,449
2/29/2016	1,100,000	23,669
6/21/2016	1,979,578	27,086
8/29/2016	2,000,000	14,476
9/28/2016	2,500,000	19,220
10/17/2016	5,000,000	53,436
11/10/2016	4,886,525	45,483

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

During March 2016, the Company issued a total of 1,000,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 with accrued interest of $1,262 with the Note holder. The shares were recorded at a fair value of $19,900 or $0.0199 per share (See Note 4 and 6). The Company recorded a loss of $8,638 during the year ended December 31, 2016.

Following the assignment of Note of $75,000 in February 2016, a conversion of 6,696,428 shares of the company’s restricted stock was made satisfying the Note in full with a fair value of $140,763 (See Note 4 and 6) during March 2016.

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

Accomplishments during 2016 & Subsequent Accomplishments

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

On November 9, 2016 we announced an agreement with DEG Productions for the marketing and distribution of our Over the Counter (OTC) drug for the treatment of pain in companion animals, Pet Pain-Away™.

On November 15, 2016 we announced that DEG Productions had initiated an infomercial test campaign of our Over the Counter (OTC) drug for the treatment of pain in companion animals, Pet Pain-Away™. This resulted in the first commercial distribution campaign for the product and was accompanied by the creation of a new website: www.getpetpainaway.com.

On February 15, 2017 we announced that we were featured in an interview aired on Miami’s NBC News affiliate (www.tinyurl.com/NyloxinNBC). The interview took place at our lab facility as well as at the snake farm where our cobras are housed. Our CEO, Rik Deitsch, outlined the history and use of cobra venom in the treatment of pain and other diseases, while focusing on the availability of Nyloxin and Pet Pain-Away. The interview was subsequently distributed nationally throughout US NBC affiliates.

On February 22, 2017 we announced that Global Small Caps had initiated coverage of our company, including operations and overall shareholder value. The report is available at: http://tinyurl.com/NPHCreport

On March 14, 2017 we announced that Stockguru.com released an interview with our CEO, Rik Deitsch, through their website. The interview focused on our OTC products as well as our mid to long-term goals for our future drugs for Multiple Sclerosis and HIV.

Results of Operations

Status of Operations

In November, 2014 we announced the recertification of our laboratory facility as the first step in re-engaging our drug development activities. In September, 2015 we received Orphan designation from the FDA for our lead drug candidate, RPI-78M for the treatment of Pediatric Multiple Sclerosis. This will allow us to shorten the timeline on clinical studies and may allow an eventual Fast Track through the approval process. We are currently working with our consultants to prepare a pre-IND meeting with the FDA in order to gain approval of a protocol for a Phase I/II clinical study in Pediatric MS. Our goal is to begin the study by the end of 2017.

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

We began generating revenues from the sale of Cobroxin® in the fourth quarter of 2009 and from the sale of Nyloxin® and Nyloxin® Extra Strength in January of 2011. We began sales of Pet Pain-Away in December 2014. While sales have increased year over year, they have been limited and inconsistent. Our ability to meet our future operating expenses is highly dependent on the amount of such future revenues. If future revenues from the sale of Nyloxin® and Pet Pain-Away are insufficient to cover our operating expenses we may need to raise additional equity capital, which could result in substantial dilution to existing shareholders. There can be no assurance that we will be able to raise sufficient equity capital to fund our working capital requirements on terms acceptable to us, or at all. We may also seek additional loans from our officers and directors; however, there can be no assurance that we will be successful in securing such additional loans.

Comparison of Years Ended December 31, 2016 and 2015

Sales for the year ended December 31, 2016 were $168,356 compared to $291,302 for the comparable period in 2015. All of the sales in 2016 and 2015 were related to product sales. The decrease in sales is primarily attributable to an overall decrease in sales of Nyloxin®.

Cost of sales for the year ended December 31, 2016 and 2015 was $38,965 and $65,805. Cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the year ended December 31, 2016 was $129,391 or 76.9% compared to $225,497 or 77.4% for the year ended December 31, 2015. The decrease in our profit margin is primarily due to increase in the credit card processing fees. In addition, we had an impairment of inventory of $184,039 and $0 for the years ended December 31 2016 and 2015, respectively, due to slow-moving inventory.

Selling, general and administrative expenses (“SG&A”) decreased $4,002,762 or 66.8% from $5,991,630 for the year ended December 31, 2015 to $1,988,868 for the year ended December 31, 2016. The decrease is generally due to the decrease of stock based compensation of approximately $2,352,000, the decrease of approximately $1,407,000 in selling expense related to distributors and loss on settlement of accounts payable, and the decrease of approximately $243,900 in consulting, investor relations, payroll, travel and professional fees.

Rental income decreased $8,183 or 29.7%, from $27,564 for the year ended December 31, 2015 to $19,381 for the year ended December 31, 2016.  This decrease was due to a sublease agreement entered in April, 2015 and ended in April, 2016.

Interest expense decreased $140,762 or 32.4%, from $434,547 for the year ended December 31, 2015 to $293,785 for the year ended December 31, 2016.  This increase was primarily due to amortization of loan discount for the short term and long term indebtedness in the year ended December 31, 2016 compared to the year ended December 31, 2015.

We carry certain of our debentures and common stock warrants at fair value. For the year ended December 31, 2016 and 2015, the liability related to these hybrid instruments fluctuated, resulting in a loss of $1,258,649 and $250,121, respectively.

Gain on settlement of debt decreased $902,300 or 87.5%, from a gain of $1,031,256 for the year ended December 31, 2015 to a gain of $128,956 for the year ended December 31, 2016.  This decrease was due to a decrease in settlement of debts and accounts payable through issuance of stocks.

Our net loss decreased by $1,944,368or 36.1%, from $5,391,981 for the year ended December 31, 2015 to $3,447,613for the year ended December 31, 2016.

Liquidity and Capital Resources

During December 31, 2016 and 2015, respectively, we have negative cash from operations of approximately $1.35 million and $1.02 million. Our lack of cash, significant losses and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2016 and 2015, we have experienced significant losses totaling $3,447,613and $5,391,981, respectively and had an accumulated deficit of $53,359,399 for the period from our inception to December 31, 2016. In addition, we had working capital and stockholders’ deficits at December 31, 2016 of $4,463,589 and $4,476,896, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

As of December 31, 2016, we had $31,243 in cash and as of April 17, 2017, we had approximately $21,000 in cash and we owed approximately $301,000 in vendor payables. We currently do not have sufficient cash to sustain our operations for the next 12 months and will require additional financing or an increase in sales in order to execute our operating plan and continue as a going concern. Our plan is to continue to increase sales of our products and attempt to secure adequate funding to bridge the commercialization of our Nyloxin® and Pet Pain-Away products. We cannot predict whether additional financing will be in the form of equity, debt, or another form and we may be unable to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

Historically, we have relied upon loans from our Chief Executive Officer Rik J Deitsch, to fund costs associated with our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. During the year ended December 31, 2016, we borrowed $314,951 and repaid $319,675 to Mr. Deitsch and the companies owned by him.

During the year ended December 31, 2016, we raised $808,250 and $896,750 through the issuance of convertible notes and promissory notes, respectively. We also raised $155,000 through sales of common stocks.

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

Item 8.   Financial Statements and Supplementary Data

The information required by this item begins on page F-1 and is attached hereto and incorporated herein by reference. The index to our annual financial statements as of and for the years ended December 31, 2016 and 2015 can be found under Item 15.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2016, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2016, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2016. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016, our management concluded that its material weaknesses in its internal controls over financial reporting include matters pertaining to: (a) lack of qualified accounting personnel; and (b) the need to enhance the supervision, monitoring and reviewing of financial statement preparation processes due to lack of qualified accounting personnel.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 and concluded that it is ineffective because of the material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; (ii) limited checks and balances in processing cash and other transactions; and (iii) lack of independent directors and an independent audit committee.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter ended December 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

In conjunction with Item 9A above (Evaluation of Internal Controls over Financial Reporting) and following our management’s assessment and conclusion that our internal control over financial reporting as of December 31, 2016 is ineffective, because of the material weaknesses described above, we are actively seeking a new Chief Financial Officer.

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

Listed below are our executive officers and directors as of December 31, 2016

Name	Age	Position with the Company	Director Since
Rik J. Deitsch	49	Chairman, President and Chief Executive Officer*	2002
Stewart Lonky, M.D.	70	Director (1)	2004
Harold H. Rumph	86	Director	April 2008
Garry R. Pottruck	60	Director (1)	July 2009
Dan Oran	50	Director	July 2016
Dale Vanderputten	57	Chief Scientific Officer	August 2016

(1)	Dr. Lonky and Garry R. Pottruck are members of our Audit Committee and Compensation Committee.
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

Dan Oran became our Director on July 27, 2016. Mr. Oran was raised and educated in Israel, moving to the United States in 1990. He has more than 27 years of experience as a successful business owner in the US and Israel with extensive knowledge of finances, sales and cost management skills. Mr. Oran is also a seasoned Real Estate investor who owns and manages both commercial and residential properties in South Florida and abroad. Since 2014 he has been the brand builder and consultant for the Cybertec Group, a communications technology company. From 2008 through 2014 he owned and managed Aboulafia Since 1879, a manufacturer and distributor of electronics equipment. From 1999 through 2008, Mr. Oran owned and managed Lav Distributors, a distributor of electronics equipment. He is serving as an active Board member for Nutra Pharma with a focus on increasing the sales and distribution of Nyloxin® and Pet Pain-Away™

Dale Vanderputten, PhD became our Chief Scientific Officer on July 27, 2016. Dr. Vanderputten has been CEO and CSO of the biotechnology company Omnia Biologics, Inc., headquartered in Rockville, MD since 2003.  From 1999 through 2003 he was COO and CSO of cancer gene therapy company DirectGene, Inc., headquartered in Annapolis, MD. Dr VanderPutten has held scientific and technology development positions in government, academia and industry from 1980 through 1999 including at the National Institutes of Health, University of Maryland, and Proteome Sciences, plc. Dr. VanderPutten received a Bachelor of Sciences degree in Biology and Chemistry from the American University in Washington, DC in 1982, a PhD in Genetics from the George Washington University in 1993 and an MBA from the University of Maryland in 1996. He did his doctoral and post-doctoral training in molecular neuro-biology at the National Institutes of Health. Dr. Vanderputten will begin his tenure as CSO by taking over Nutra Pharma's clinical product development. RPI-78M, the Company's therapy for Multiple Sclerosis, received Orphan Designation from the FDA for the treatment of Juvenile Multiple Sclerosis in September 2015. Dr. Vanderputten will work with our researchers and regulators to move RPI-78M through the clinical process for an eventual approval or licensing.

Section 16(a) Compliance of Officers and Directors

As of April 17, 2017, based on our review of Forms 3, 4, 5, and Schedule 13D furnished to us during the last fiscal year, all of our officers and directors filed the required reports.

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

c. Board of Director Meetings

We had twelve Board of Directors meetings during our 2016 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d. Annual Shareholder Meetings

We held no annual shareholder meeting during 2016.

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

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2016 and 2015.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rik Deitsch	2016	130,000	—	54,000	—	—	—	—	184,000
Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board	2015	130,000	—	740,000	—	—	—	—	870,000

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2016.

DIRECTOR COMPENSATION

Name	Fees Earned orPaid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rik Deitsch	130,000	54,000	0	0	0	0	184,000
Stewart Lonky	0	27,000	0	0	0	0	27,000
Garry Pottruck	0	27,000	0	0	0	0	27,000
Harold H. Rumph	0	27,000	0	0	0	0	27,000
Dan Oran	0	23,750	0	0	0	0	23,750
Dale Vanderputten	60,000	30,000	0	0	0	0	90,000

(1)   Represents salary accrued and paid during 2016

(2)   Represents stocks issued for services at a price per share of $0.0095-$0.0135 during June through August 2016 and $0.185 during July 2015.

Director Compensation

There are no standard arrangements to which directors are compensated for services provided to us. Should we obtain adequate funding or sufficient revenues to justify standard arrangements for director compensation, we will consider whether to adopt such a compensation plan.

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2016 to any executive officer or director.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of December 31, 2016, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 368,240,811 shares issued and outstanding as of April 17, 2017:

Security Ownership of Management and Beneficial Owners

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Rik J. Deitsch Chief Executive Officer/President 12538 W. Atlantic Blvd Coral Springs, Florida 33071	43,219,275	12%
Dr. Stewart Lonky Director 12936 Discovery Creek Playa Vista, CA 90094	4,755,450	1%
Harold Rumph Director 1537 NW 65th Ave Plantation, FL 33313	4,966,675	1%
Garry Pottruck Director 10768 NW 18 Court Coral Springs, Florida 33071	4,698,775	1%
Dan Oran 8411 West Oakland Park Blvd. Suite 201 Sunrise, FL 33351	15,000,000	4%
All executive officers and directors as a group (5) persons	72,640,175	19%

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

During the year ended December 31, 2016, we borrowed $314,951 and repaid $319,675 to Mr. Deitsch and the Companies owned by him. In addition, Mr. Deitsch accepted a total of 15,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan in June 2016.

Subsequent to December 31, 2016 through April 17, 2017, the Company borrowed $116,500 and repaid $74,600 to its President, Rik Deitsch and the Companies owned by him. The amount owed to Mr. Deitsch and its Companies at April 17, 2017 was $102,158.

Debt owed to our Directors

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. We repaid $165,000 of principal balance as of December 31, 2015. During the year ended December 31, 2016, we made the payment of $35,000 of remaining principal balance and $70,000 of the accrued interest. At December 31, 2016 and 2015, we owed this director principal balance of $0 and $35,000, respectively.  At December 31, 2016 and 2015, we owed this director accrued interest of $140,579 and $187,576, respectively.

In August 2016, the Company issued two Promissory Notes for a total of $200,000 ($100,000 each) to one of our directors’ owned Companies. The notes carry interest at 12% annually and are due on the date that is three months from the execution and funding of the note.  The notes holder has the right to convert the notes into shares of Common Stock at a price of $0.008 after the maturity date of November 15, 2016. In connection with the issuance of these promissory notes, the Company issued 400,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $3,536 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The discount of $3,536 was amortized during the year ended December 31, 2016. The interest expense for the year ended December 31, 2016 is $9,000. At December 31, 2016, the principal balance of the loan net of discount is $200,000. The loan is in default and negotiation for settlement.

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

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to us for fiscal years ended December 31, 2016 and 2015 by auditors, Liggett & Webb, P.A., were approximately $42,072 and $47,138 for professional services rendered for the audit of our annual financial statements and reviews of our interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees represent review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years, and the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. No such fees were paid to Liggett & Webb, P.A in 2016 or 2015.

Tax Fees

No such fees were paid to Liggett & Webb, P.A in 2016 or 2015.

All Other Fees

No such fees were paid to Liggett & Webb, P.A in 2016 or 2015.

As of December 31, 2016, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company has an audit committee which reviewed all fees to the principal accountant. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

Dated: April 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch	Chairman of the Board, President,	April 17, 2017
Chief Executive Officer,
Principal Financial Officer,
Principal Accounting Officer

/s/ Garry R. Pottruck	Director	April 17, 2017

/s/ Stewart Lonky	Director	April 17, 2017

/s/ Harold H. Rumph	Director	April 17, 2017

/s/ Dan Oran	Director	April 17, 2017

Nutra Pharma Corporation

Consolidated Financial Statements

For the years ended December 31, 2016 and 2015

432 Park Avenue South, 10th Floor New York , NY 10016 / (212) 481-3490 1901 South Congress Avenue, Suite 110 Boynton Beach, FL 33426 / (561) 752-1721

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Nutra Pharma Corp.

We have audited the accompanying consolidated balance sheets of Nutra Pharma Corp. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and changes in stockholders’ deficit and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Nutra Pharma Corp. and Subsidiaries as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring, significant losses from operations, and has an accumulated deficit of $53,359,399 at December 31, 2016. In addition, the Company had a working capital deficit and stockholders’ deficit at December 31, 2016 of $4,463,589 and $4,476,896, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

April 17, 2017

NUTRA PHARMA CORP.

Consolidated Balance Sheets

	December 31,
	2016	2015

ASSETS
Current assets:
Cash	$31,243	$6,890
Accounts receivable	30,625	21,990
Inventory	25,562	54,034
Prepaid expenses and other current assets	97,640	266,579
Total current assets	185,070	349,493

Property and equipment, net	13,637	18,986
Other assets	15,550	19,164
Total assets	$214,257	$387,643

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$958,027	$842,024
Accrued expenses	1,013,615	1,130,271
Due to officers	52,025	146,770
Derivative warrant liability	48,504	142,556
Other debt, net of debt discount of $59,300 and $46,523, respectively	2,576,488	1,492,369
Total current liabilities	4,648,659	3,753,990
Convertible debts	3,474	60,870
Legal settlement liability, long term portion	39,020	147,179
Total liabilities	4,691,153	3,962,039

Commitments and Contingencies (See Note 10)	-	-

Stockholders' deficit:

Common stock, $0.001 par value, 2,000,000,000 shares authorized: 295,065,317 and 79,770,782 shares issued and outstanding at December 31, 2016 and 2015	295,065	79,771
Additional paid-in capital	48,587,438	46,257,619
Accumulated deficit	(53,359,399)	(49,911,786)
Total stockholders' deficit	(4,476,896)	(3,574,396)
Total liabilities and stockholders' deficit	$214,257	$387,643

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2016	2015
Net sales	$168,356	291,302
Cost of sales	38,965	65,805
Impairment of inventory	184,039	-
Gross profit (loss)	(54,648)	225,497

Operating expenses:
Selling, general and administrative - including stock based compensation of $390,608 and $2,742,441 for the years ended December 31, 2016 and 2015, respectively	1,988,868	5,991,630
Total operating expenses	1,988,868	5,991,630
Loss from Operations	(2,043,516)	(5,766,133)

Other Income (Expenses)
Rental Income	19,381	27,564
Interest expense	(293,785)	(434,547)
Change in fair value of derivatives	(1,258,649)	(250,121)
Gain on settlement of debt, net	128,956	1,031,256
Other Income (Expenses)	(1,404,097)	374,152
Net loss before income taxes	(3,447,613)	(5,391,981)
Provision for income taxes	-	-
Net loss	$(3,447,613)	(5,391,981)

Net loss per share - basic and diluted	$(0.02)	(0.10)

Weighted average number of shares outstanding during the period - basic and diluted	168,455,241	55,598,355

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Cash collected from customers	$224,191	$862,661
Cash paid for commission	(20,000)	(481,978)
Cash paid to suppliers	(24,779)	(79,116)
Cash paid to employees	(124,133)	(131,284)
Interest paid	(135,295)	(50,358)
Other operating cash payments	(1,295,863)	(1,165,677)
Cash collected from rental income	19,381	27,564
Net cash used in operating activities	(1,356,498)	(1,018,188)

Cash flows from investing activities:
Acquisition of property and equipment	(3,382)	(718)
Net cash used in investing activities:	(3,382)	(718)

Cash flows from financing activities:

Common stock sold for cash-related party	100,000	-
Common stock sold for cash	55,000	786,300
Loans from officers	314,951	70,821
Repayment of officers loans	(319,675)	(261,583)
Proceeds from notes payable-related party	200,000	-
Repayments of notes payable-related party	(35,000)	(85,000)
Proceeds from convertible notes, net of debt discount and loan issuance cost of $21,120 and $69,560, respectively	808,250	518,729
Repayments of convertible notes	(189,319)	-
Proceeds from other notes payable, net of debt discount of $0 and $71,500, respectively, and loan issuance cost of $23,250 and $22,505, respectively	896,750	347,495
Repayments of other notes payable	(446,724)	(366,496)
Net cash provided by financing activities	1,384,233	1,010,266

Net increase (decrease) in cash	24,353	(8,640)

Cash - beginning of period	6,890	15,530

Cash - end of period	$31,243	$6,890

Reconciliation of net loss to net cash used in operating activities:
Cash flows from operating activities:
Net loss	$(3,447,613)	$(5,391,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt	(128,956)	(1,031,256)
Impairment on inventory	184,039	-
Depreciation	8,731	11,222
Stock-based compensation	390,608	2,742,441
Stock issued for loan extension and accounts payable	8,987	1,484,238
Change in fair value of derivative	1,258,649	250,121
Amortization of loan discount	113,784	321,804
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivables	(8,635)	105,378
Increase in inventory	(2,413)	(7,089)
Increase in prepaid expenses and other assets	(63,455)	(57,206)
Increase in accounts payable	462,003	27,661
Increase (Decrease) in accrued expenses	(132,227)	526,479
Net cash used in operating activities	(1,356,498)	(1,018,188)

Supplemental Cash Flow Information:
Cash paid for interest	$135,295	$50,358
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:
Note and stock issued in settlement of notes and accounts payable	$371,520	$151,000
Shares issued to satisfy debt	$1,460,208	$870,640
Shares issued to satisfy debt-related party	$175,000	$10,000
Discounts on notes payable	$85,694	$239,208
Note payable issued satisfy note payable-related party	$-	$80,000
Stock issued for cashless exercise of warrants	$-	$33,440
Stock issued for additional consideration of convertible notes payable	$-	$15,810
Write-off of notes payable to a relate party due to passing of statute of limitation	$-	$129,466

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Changes in Stockholders' Deficit

For the years ended December 31, 2016 and 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2014	36,765,781	$36,766	$40,888,278	$(44,519,805)	$(3,594,761)

Issuance of common stock in exchange for services to consultants	4,960,000	4,960	587,745		592,705
Issuance of common stock in exchange for services to directors and employees	10,900,000	10,900	2,005,600		2,016,500
Common stock issued in private placement	13,085,000	13,085	773,215		786,300
Common stock issued in exchange for related party debt	125,000	125	9,875		10,000
Common stock issued for modification of debt	75,000	75	16,675		16,750
Common stock issued for conversion of debt	6,284,830	6,284	864,355		870,639
Common stock issued for settlement of AP and Debt	6,750,000	6,750	1,063,450		1,070,200
Debt discount	825,171	826	48,426		49,252
Net loss				(5,391,981)	(5,391,981)
Balance -December 31, 2015	79,770,782	79,771	46,257,619	(49,911,786)	(3,574,396)

Issuance of common stock in exchange for services to consultants	13,275,000	13,275	74,529		87,804
Issuance of common stock in exchange for services to directors and employees	15,900,000	15,900	185,000		200,900
Common stock issued for cash-related party	12,500,000	12,500	87,500		100,000
Common stock issued in private placement	916,667	917	54,083		55,000
Common stock issued in exchange for related party debt	30,000,000	30,000	145,000		175,000
Common stock issued for modification of debt	736,000	736	8,251		8,987
Common stock issued for conversion of debt	105,416,058	105,416	1,354,792		1,460,208
Common stock issued for settlement of AP and Debt	29,300,000	29,300	342,220		371,520
Debt discount	7,250,810	7,250	78,444		85,694
Net loss				(3,447,613)	(3,447,613)
Balance -December 31, 2016	295,065,317	$295,065	$48,587,438	$(53,359,399)	$(4,476,896)

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Liquidity and Going Concern

Our Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $53,359,399 at December 31, 2016. In addition, we had respective working capital and stockholders’ deficits at December 31, 2016 of $4,463,589 and $4,476,896, respectively.

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

As of December 31, 2016, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

The Company collects 100% of the cash proceeds from the sale of its product by its distributor, remits a portion of the cash proceeds received back to the distributor and records the sale on a net basis. In the years ended December 31, 2016 and 2015, the Company collected $224,191 and $862,661 in gross receipts and recorded $168,356 and $291,302 as net sales.

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

Inventories

Inventories, which are stated at the lower of average cost or market, and consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand.  If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs are charged to cost of goods sold. We performed evaluations of our inventory at December 31, 2015, the Company did not experience any write downs or write offs. We performed evaluations of our inventory at December 31, 2016, the Company reserves $30,885 of the raw materials and finished goods, and $153,154 of the prepaid venom due to slow-moving inventory.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the year ended December 31, 2016, there were two customers that accounted for 23.4% and 13.5% of the total revenues, respectively. For the year ended December 31, 2015, no customers accounted for more than 10% of the Company’s total revenues.

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

Property and equipment consists of the following at December 31, 2016 and 2015:

	2016	2015
Computer equipment	$25,120	$24,208
Furniture and fixtures	34,757	34,757
Lab equipment	44,599	42,129
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	206,921	203,539
Less: Accumulated depreciation	(193,284)	(184,553)
Property and equipment, net	$13,637	$18,986

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At December 31, 2016, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the years ended December 31, 2016 and 2015 was $8,731 and $11,222, respectively.

Advertising

All advertising costs are expensed as incurred.  Advertising costs were approximately $3,650 and $2,138 for the years ended December 31, 2016 and 2015, respectively.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position.  As of December 31, 2016, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire (which may be as much as 20 years while we have unused net operation losses), we are subject to income tax audits in the jurisdictions in which we operate. The Company’s 2013 to 2016 tax returns are subject to examination by Internal Revenue Services and State Taxing Agency’s.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of December 31, 2016 and 2015, the following items were not included in dilutive loss as the effect is anti-dilutive:

	December 31, 2016	December 31, 2015
Options and warrants	29,141,667	21,700,000
Convertible notes payable	200,617,940	15,871,102
Total	229,759,607	37,571,102

Reclassifications

Certain amounts in the 2015 Consolidated Financial Statements have been reclassified to conform to the current period presentation.

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

In March 2016, the FASB issued ASU 2016–09, Compensation – Stock Compensation: Improvements to Employee Share–Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

2.     FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value as of December 31, 2016 and 2015:

	Fair Value Measurements at December 31, 2016
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$48,504	$-	$-	$48,504
Convertible notes at fair value	$1,672,728	$-	$-	$1,672,728
	Fair Value Measurements at December 31, 2015
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$142,556	$-	$-	$142,556
Convertible notes at fair value	$1,021,501	$-	$-	$1,021,501

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the years ended December 31, 2016 and 2015:

Description	2016	2015
Beginning balance	$142,556	$186,549
Purchases, issuances, and settlements	110,291	(782,239)
Day one loss on value of hybrid instrument	-	-
Total (gain) loss included in earnings (1)	(204,343)	738,246
Ending balance	$48,504	$142,556

(1)   The gain or loss related to the revaluation of our warrant liability is included in “Change in fair value of derivatives” in the accompanying consolidated statement of operations.

The Company values its warrants using a Dilution-Adjusted Black-Scholes Model.  Assumptions used include (1) 0.26% to 1.93% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 196%-211% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of December 31, 2016 and 2015:

				Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Anti-Dilution Adjusted Price	%	Look-back Period
2016	$888,751	4%-12%	n/a	$0.001-$0.20	40%-60%	10 to 20 Days
2015	$729,871	4%-20%	n/a	$0.03-$0.20	50%-85%	10 to 20 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the years ended December 31, 2016 and 2015 for the Convertible Notes:

	Years Ended December 31,
	2016	2015
Description
Beginning balance	$1,021,501	$330,277
Purchases, issuances, and settlements	948,052	1,012,145
Day one loss on value of hybrid instrument	1,238,960	779,035
(Gain) loss from change in fair value	113,742	(229,316)
Conversion to common stock	(1,460,208)	(870,640)
Repayment in cash	(189,319)	-
Ending balance	$1,672,728	$1,021,501

3.     INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis. At December 31, 2016 and 2015, inventories were as follows:

	December 31, 2016	December 31, 2015
Raw Materials	$36,074	$29,216
Finished Goods	20,373	24,818
Inventory Reserve	(30,885)	-
Total Inventories	$25,562	$54,034

The Company regularly reviews inventory quantities on hand.  If necessary, the Company records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs and write-offs are charged to cost of goods sold. As of December 31, 2016 and 2015, the Company has a prepaid venom balance of $153,154 and $109,154, respectively. We performed evaluations of our inventory at December 31, 2015, the Company did not experience any write downs or write offs. We performed evaluations of our inventory at December 31, 2016, the Company reserves $30,885 of the raw materials and finished goods, and $153,154 of the prepaid venom due to slow-moving inventory.

4.     SETTLEMENT OF ACCOUNTS AND NOTE PAYABLE

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

During March 2016, the Company issued a total of 1,000,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 with accrued interest of $1,262 with the Note holder. The shares were recorded at a fair value of $19,900 or $0.0199 per share (See Note 6 and 7). The Company recorded a loss of $8,638 during the year ended December 31, 2016.

On May 16, 2016, the Note holder of a convertible loan of $65,000 with a fair value of $229,759 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note. The Company has recorded a gain of $157,759 in connection with this debt sale (See Note 6).

During May 2016, the Company issued a total of 2,500,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 and accounts payable of $15,000 with the Note holder. The shares were recorded at a fair value of $32,500 or $0.013 per share (See Note 6 and 7). The Company recorded a loss of $7,500 during the year ended December 31, 2016.

During July 2016, the Company issued a total of 10,000,000 shares of the company’s restricted stock to settle the outstanding debt of $50,000 with accrued interest of $2,400 with the Note holder. The shares were recorded at a fair value of $90,000 or $0.009 per share (See Note 6 and 7). The Company recorded a loss of $37,600 during the year ended December 31, 2016.

During July 2016, the Company issued 14,000,000 shares of the company’s restricted stock (See Note 7) to settle the outstanding commissions’ payable in aggregate of $70,000 with TCN. The shares were valued at $0.009 per share. The Company recorded a loss of $56,000 as a selling expense during the year ended December 31, 2016.

During September 2016, the Company issued a total of 1,250,000 shares of the company’s restricted stock to settle accounts payable of $10,000 with the Note holder. The shares were recorded at a fair value of $11,875 or $0.0095 per share (See Note 7). The Company recorded a loss of $1,875 during the year ended December 31, 2016.

During September 2016, the Company issued 550,000 shares of the company’s restricted stock (See Note 7 and 9) to settle the accrued expense in aggregate of $126,000 with a consultant. The shares were valued of $91,245 at the stock price ranged from $0.08 to $0.21.

During December 2016, our President and CEO, Rik Deitsch accepted 15,000,000 shares of the Company’s restricted common stock as a payment to discharge $75,000 of his accrued salary (See Note 7).

5.     DUE TO OFFICERS

At December 31, 2016 and 2015, the balance due to officer and the Companies owned by him is $52,025 and $146,770, respectively. The loan is an unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. During the year ended December 31, 2016, we borrowed $314,951 and repaid $319,675 to Mr. Deitsch and the Companies owned by him. In addition, Mr. Deitsch accepted a total of 15,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan in June 2016. Subsequent to December 31, 2016 through April 14, 2017, the Company borrowed $116,500 and repaid $74,600 to its President, Rik Deitsch and the Companies owned by him. The amount owed to Mr. Deitsch and its Companies at April 14, 2017 was $102,158 (See Note 11).

During the year ended December 31, 2015, we borrowed $70,821 and repaid $351,583 to Mr. Deitsch. Included in the repayment is $80,000 that was assigned to a non-related party in the form of a Convertible Redeemable Note on December 7, 2015. The note carries interest at 4% and matured on December 7, 2016. The loan is in default and negotiation for settlement (See Note 6). In addition, Mr. Deitsch accepted a total of 125,000 shares of the Company’s restricted common stock as a repayment to discharge $10,000 of his outstanding loan in January 2015(See Note 7).

6.     OTHER DEBT

Other debt (Both short-term and long term) consists of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Note payable and Convertible note payable– Related Party (1)	$200,000	$35,000
Notes payable – Non Related Parties (Net of discount of $9,584 and $24,602, respectively) (2)	956,950	518,659
Convertible notes payable, at fair value (Net of discount of $49,716 and $21,921, respectively) (3)	1,423,012	999,580
Ending balances	$2,579,962	$1,553,239

(1)

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. We repaid $165,000 of principal balance as of December 31, 2015. During the year ended December 31, 2016, we made the payment of $35,000 of remaining principal balance and $70,000 of the accrued interest. At December 31, 2016 and 2015, we owed this director principal balance of $0 and $35,000, respectively.  At December 31, 2016 and 2015, we owed this director accrued interest of $140,579 and $187,576, respectively.

In August 2016, the Company issued two Promissory Notes for a total of $200,000 ($100,000 each) to one of our directors’ owned Companies. The notes carry interest at 12% annually and are due on the date that is three months from the execution and funding of the note.  The notes holder has the right to convert the notes into shares of Common Stock at a price of $0.008 after the maturity date of November 15, 2016. In connection with the issuance of these promissory notes, the Company issued 400,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $3,536 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The discount of $3,536 was amortized during the year ended December 31, 2016. The interest expense for the year ended December 31, 2016 is $9,000. At December 31, 2016, the principal balance of the loan net of discount is $200,000. The loan is in default and negotiation for settlement. Upon default, the Notes become convertible at $0.008 per share.

(2)

At December 31, 2016 and 2015, the balance of $956,950 and $518,659, respectively, consisted of the following loans:

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

•

As of December 31, 2016 and 2015, the Company owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to the Company.

•

In August 2014, the Company issued a promissory note to the Michael McDonald Trust in the amount of $75,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 50,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $15,665 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $15,665 was amortized over the term of the debt.  Amortization for the years ended December 31, 2015 and 2014 was $2,611 and $13,054, respectively.  An additional 25,000 shares were issued in February 2015 with a fair value at $6,000 (See Note 7) due to the default.   During the year ended December 31, 2015, the total amount of $84,666 including the accrued interest of $9,666 was assigned and sold to Coventry Enterprises, LLC (“Coventry”) in the form of a Convertible Redeemable Note. Coventry made the conversions of total 1,324,341 shares of the company’s restricted stock satisfying the notes in full (See Note 6(3)).

•

On November 5, 2014, the Company received a loan for a total of $150,000 from a non-related party. The loan was repaid through scheduled payments through November 6, 2015 along with interest on average 15% annum. The Company has recorded loan costs in the amount of $14,350 for the loan origination fees paid at inception date. The total loan cost of $14,350 was amortized over the term of the loan.  Amortization for the years ended December 31, 2015 and 2014 was $12,150 and $2,200, respectively.  On November 6, 2015, the loan was repaid in full. The interest expense for the years ended December 31, 2015 and 2014 is $16,157 and $5,862, respectively.

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

•

In August 2015, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In the event of the Company's failure to pay the Note in a timely fashion, the Noteholder will receive 100,000 shares restricted, common stock on the date that is 15 business days after the maturity date. The interest expense for the year ended December 31, 2015 is $871. During March 2016, the Company issued a total of 1,000,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 with accrued interest of $1,262 with the Note holder. The shares were recorded at a fair value of $12,600 or $0.02 per share (See Note 7).

•

During November, 2015, the Company entered a Revenue Based Factoring Agreement with Qualified Merchant Group, Inc. (“QMG”). QMG purchased $67,500 of the Company’s future receipts for $50,000. In exchange for the purchased amount, the Company authorized QMG to ACH debit $459 daily from the Company’s bank account until QMG has received the purchase amount of $67,500. The loan is under personal guarantee by our President and CEO, Rik Deitsch.  The Company has recorded debt discount of $17,500 at inception date. The debt discount was amortized over the term of the loan.  Amortization for the debt discount for the year ended December 31, 2015 was $3,211.  At December 31, 2015, the principal balance of the loan net of discount is $40,822. During May 2016, the loan was repaid in full and the debt discount was fully amortized. Amortization for the debt discount for the year ended December 31, 2016 was $14,289.

•

On November 5, 2015, the Company received a loan for a total of $150,000 from a non-related party. The loan is repaid through scheduled payments through November 2, 2016 along with interest on average 15% annum. The Company has recorded loan costs in the amount of $12,375 for the loan origination fees paid at inception date. The total loan cost of $12,375 was amortized over the term of the loan.  Amortization for the year ended December 31, 2015 was $2,060.  As of December 31, 2015, repayment of $19,030 was made. The interest expense for the year ended December 31, 2015 is $7,261. As of December 31, 2015, the principal balance of the loan net of discount is $120,655. During May 2016, the loan was repaid in full. The remaining loan cost of $10,315 was fully amortized during the year ended December 31, 2016.  Amortization for the year ended December 31, 2016 was $10,315. The interest expense for the year ended December 31, 2016 was $14,229.

•

In December 2015, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In the event of the Company's failure to pay the Note in a timely fashion, the Noteholder would receive 100,000 shares restricted, common stock on the date that is 15 business days after the maturity date. On September 21, 2016, the Company owed principal balance of $10,000 plus accrued interest of $1,951. The total of $11,951 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note (See Note 6(3)). The Noteholder waived the late payment penalty shares as a result of debt sales. The interest expense for the year ended December 31, 2016 and 2015 is $1,861 and $90, respectively.

•

In January 2016, the Company issued a promissory note to a non-related party in the amount of $100,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 68,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $2,969 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $2,969 was fully amortized during the year ended December 31, 2016. The interest expense for the year ended December 31, 2016 is $15, 270.  During July 2016, the Company issued a total of 36,000 restricted shares due to the default on repayment. The shares were valued at a fair value of $342. (See Note 7). During August, 2016, the principal and accrued interest was repaid in full.

•

In January 2016, the Company issued a promissory note to a non-related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 350,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $8,915 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $8,915 was fully amortized during the year ended December 31, 2016.   At June 16, 2016, we owed principal balance of $50,000 plus accrued interest of $4,800. The total of $54,800 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note (See Note 6(3)).

•

In February 2016, the Company issued a promissory note to a non-related party in the amount of $50,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. The interest expense for the year ended December 31, 2016 is $2,042. During July 2016, the Company issued a total of 10,000,000 shares of the company’s restricted stock to settle the outstanding debt of $50,000 with accrued interest of $2,400 with the Note holder. The shares were recorded at a fair value of $90,000 or $0.009 per share (See Note 4 and 7). The Company recorded a loss of $37,600 during the year ended December 31, 2016.

•

In April 2016, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. The interest expense for the year ended December 31, 2016 is $706.

•

In April 2016, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing interest at 10% annually. The note is due in six months from the execution and funding of the note. During May 2016, the Company issued a total of 2,500,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 and accounts payable of $15,000 with the Note holder. The shares were recorded at a fair value of $32,500 or $0.013 per share (See Note 4 and 7). The Company recorded a loss of $7,500 during the year ended December 31, 2016.

•

In May 2016, the Company issued a promissory note to a non-related party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 500,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $8,036 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $8,036 was amortized over the term of the debt. The interest expense for the year ended December 31, 2016 was $11,800. Amortization for the debt discount for the year ended December 31, 2016 was $8,036. During December 2016, the Company issued a total of 350,000 restricted shares due to the default on repayment. The shares were valued at a fair value of $5,775 (See Note 7). The loan is in default and negotiation of settlement.

•

In June 2016, the Company issued a promissory note to a non-related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 400,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $4,900 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $4,900 was amortized over the term of the debt. The interest expense for the year ended December 31, 2016 was $6,600. Amortization for the debt discount for the year ended December 31, 2016 was $4,900. During December 2016, the Company issued a total of 350,000 restricted shares due to the default on repayment. The shares were valued at a fair value of $2,870 (See Note 7). The loan is in default and negotiation of settlement.

•

During August 2016, the Company issued a promissory note to a non-related party in the amount of $150,000 bearing monthly interest at a rate of 2.5%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 100,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $800 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The discount of $600 was amortized during the year ended December 31, 2016. The interest expense for the year ended December 31, 2016 is $16,500. At December 31, 2016, the principal balance of the loan net of discount is $149,800.  During March 2017, the Company issued a total of 50,000 restricted shares due to the default on repayment. The shares were valued at a fair value of $275 (See Note 11). The loan is in default and negotiation of settlement.

•

On September 26, 2016, the Company issued a promissory note to a non-related party in the amount of $75,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. In the event of the Company's failure to pay the Note in a timely fashion, the Noteholder would receive 100,000 shares restricted, common stock on the date that is 10 business days after the maturity date.  The interest expense for the year ended December 31, 2016 is $2,021.

•

In October 2016, the Company issued a promissory note to a non-related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 600,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $4,330 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $4,330 will be amortized over the term of the debt. The interest expense for the year ended December 31, 2016 was $2,900. Amortization for the debt discount for the year ended December 31, 2016 was $2,165. At December 31, 2016, the principal balance of the loan net of discount is $47,835.

•

During November 2016, the Company received a loan for a total of $150,000 from a non-related party. The loan is repaid through scheduled payments through June 2018 along with interest on average 15% annum. The Company has recorded loan costs in the amount of $7,875 for the loan origination fees paid at inception date. The total loan cost of $7,875 is amortized over the term of the loan.  Amortization for the year ended December 31, 2016 was $656.  As of December 31, 2016, repayment of $10,648 was made. The interest expense for the year ended December 31, 2016 is $5,005. As of December 31, 2016, the principal balance of the loan net of discount is $132,133.

•

During December 2015, our President and CEO, Mr. Deitsch, assigned $80,000 of his outstanding loan to a non-related party in the form of a Convertible Redeemable Note. The note carries interest at 4% and is due on December 7, 2016, unless previously converted into shares of restricted common stock. The note holder has the right to convert the note, until is no longer outstanding into shares of Common Stock at eighty-five percent (85%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the five trading days preceding the conversion date including the day upon which the notice of conversion is received by the Company. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $28,791. At December 31, 2015, the convertible notes payable, at fair value, was recorded at $103,369. At December 31, 2016, the principal balance is $80,000 with accrued interest of $3,831. The Note expired on December 7, 2016 and reverted back as the promissory note (See Note 5 and 6(3)).

(3)

At December 31, 2016 and 2015, the balance of $1,423,012 and $999,580 consisted of the following convertible loans:

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

With the conversions in2013 and 2014, one of the Notes was satisfied in full and the remaining balance of the other Note was $100,000 with a fair value of $125,980 at December 31, 2014 and matured on February 3, 2015.  During June 2015, the conversion for a total of 196,850 shares of the company’s restricted stock was made in satisfying the note in the amount of $25,000 with a fair value of $43,716 (See Note 7). The remaining balance of the Note was $75,000 with a fair value of $95,998 at December 31, 2015 and matured on February 3, 2016.  On February 1, 2015 and August 1, 2015, the Company issued a total of 50,000 restricted shares with a fair value of $10,750 to the note holder in connection with the amendment of maturity date to February 3, 2016 (See Note 7). On February 10, 2016, the balance of $75,000 of was assigned and sold to a non-related party in the form of a Convertible Redeemable Note. The new Note carries interest at 8% and is due on February 10, 2017, unless previously converted into shares of restricted common stock. The convertible note’s holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $87,251. On March 7, 2016, a conversion of 6,696,428 shares of the company’s restricted stock was made satisfying the Note in full with a fair value of $140,763 (See Note 4 and 7).

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

•

During June 2014, $92,310 of Michael McDonald’s debt was assigned and sold to Coventry in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on June 18, 2015, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $371,772. On June 18, 2014 and July 2, 2014, Coventry made a conversion of 219,535 and 107,337 shares of the company’s restricted stock satisfying $18,462 each (total $36,924) of the note with a fair value of $92,816 and $29,909, respectively. At December 31, 2014, the remaining balance of $55,386, at fair value, was recorded at $110,159 (See Note 5(2) and Note 6). On January 26, 2015, Coventry made a conversion of 461,548 shares of the company’s restricted stock satisfying the remaining of $55,386 of the note with a fair value of $146,912 (See Note 7).

•

During the year ended December 31, 2015, $84,666 of Michael McDonald’s debt was assigned and sold to Coventry in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due in one year from the debt purchase date, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $83,589. During the year ended December 31, 2015, Coventry made the conversions of a total 1,324,341 shares of the company’s restricted stock satisfying the notes in full with a fair value of $201,894.

•

On March 19, 2014, the Company issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. During the year ended December 31, 2015, the Company recorded the first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014.  The notes carry interest at 8% and are due on the date that is two years from the execution and funding of the note.  The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. In connection with the issuance of these convertible notes payable, the Company encountered a day-one derivative loss of $18,104. At December 31, 2016 and 2015, these convertible notes payable, at fair value, was recorded at $3,474 and $8,824.

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

•

On February 24, 2015, the Company issued a Convertible Debentures in the amount of up to $250,000 to a non-related party. During the year ended December 31, 2015, the Company received the fund for first three tranche of a total of $100,000.  The note carries one time interest at 12% and is due on the date that is two years from the execution and funding of the note.  The note holders have the right to convert the notes into shares of Common Stock at a price of lessor of (a) 0.40 or (b) sixty percent (60%) of the average of the two lowest closing bid prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $113,952. During August through December 2015, the Note holder made conversions for a total of 1,456,440 satisfying $60,870 of the note with a fair value of $131,125. At December 31, 2015, the convertible note payable, at fair value, was recorded at $106,947 net of debt discount of $2,917. The Company has recorded loan costs in the amount of $8,000 for the loan origination fees paid at inception date. The total loan cost of $8,000 was amortized over the term of the loan. During the year ended December 31, 2016, the Company received the fund for $50,000, In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $102,383 for the year ended December 31, 2016. During January through November, 2016, Vista made conversions for a total of 19,916,103 shares of the company’s restricted stock satisfying remaining of the note in full with a fair value of $288,290 (See Note 7). The Company has recorded loan costs in the amount of $18,870 for the loan origination fees. The loan cost was amortized over the term of the loan.  Amortization for the years ended December 31, 2016 and 2015 was $13,787 and $5,083, respectively. At December 31, 2016 and 2015, the convertible note payable, at fair value, was recorded at $0 and $106,947 net of debt discount of $0 and $2,917, respectively.

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

On January 9, 2016, the other note payable of $275,000 was in default. The Note holder made a conversion of total of 23,548,252 shares of stocks satisfying $113,896 of the notes payable with a fair value of $321,805 during the year ended December 31, 2016 (see Note 7). On August 31, 2016, the principal and accrued interest after the conversion was $189,319. The Company repaid the note in full on August 31, 2016.

During April 2015, the Company issued a total of 2,000,000 two year warrants to the notes holders to purchase common stock at an exercise price of $0.35 per share The Company classified embedded conversion features in these warrants as a derivative liability. During December 2015, 1,000,000 warrants were exercised via cashless exercise into 400,000 shares with a fair value of $33,440. The warrants were valued at their fair value of $189,959 and $4 respectively using the Black-Scholes method at the commitment and re-measurement dates of April 9, 2015 and December 31, 2016, respectively.

Also, the Company issued a total of 125,000 shares of common stocks in connection with issuance of these convertible notes payable. The Company has recorded debt discount a total of $232,500 for the warrants issued and origination fees at inception date. The debt discount was fully amortized as of December 31, 2016.  Amortization for the debt discount and loan issuance cost for the year ended December 31, 2016 was $3,194.

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

•

During December 2015, our President and CEO, Mr. Deitsch, assigned $80,000 of his outstanding loan to a non-related party in the form of a Convertible Redeemable Note. The note carries interest at 4% and is due on December 7, 2016, unless previously converted into shares of restricted common stock. The note holder has the right to convert the note, until is no longer outstanding into shares of Common Stock at eighty-five percent (85%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the five trading days preceding the conversion date including the day upon which the notice of conversion is received by the Company. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $28,791. At December 31, 2015, the convertible notes payable, at fair value, was recorded at $103,369. The Note expired on December 7, 2016 and reverted back as the promissory note. At December 31, 2016, the principal balance is $80,000 with the accrued interest of $3,831 (See Note 5 and 6(2).

•

On December 28, 2015, the Company issued a Convertible Debenture in the amount of $65,000 to a non-related party. The note carries interest at 10% and is due on December 23, 2016, unless previously converted into shares of restricted common stock. The note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price of  sixty percent (60%) of the lowest closing bid prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $54,300. The Company also issued 300,000 shares of common stocks as additional consideration. The Company has recorded debt discount of $15,810 for the fair value of stocks issued on the inception date (See Note 7). At December 31, 2015, the convertible notes payable, at fair value, was recorded at $109,524 net of debt discount of $15,810. The debt discount was fully amortized during the year ended December 31, 2016. On June 20, 2016, the balance of $65,000 with accrued interest and fees of $7,000, at fair value of $229,759, was assigned and sold to a non-related party in the form of a Convertible Redeemable Note. The Company has recorded a gain of $157,759 in connection with this debt sale (See Note

4). The new Note of $72,000 carries interest at 8% and is due on June 20, 2017, unless previously converted into shares of restricted common stock. The convertible note’s holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $192,863. At December 31, 2016, the convertible notes payable, at fair value, was recorded at $136,653.

•

On March 3, 2016, the Company issued a Convertible Debenture in the amount of $100,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 8% and is due on March 3, 2017, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $87,596. During September through December 2016, the Noteholder made conversions of a total of 24,166,666 shares of the company’s restricted stock satisfying the Note in full with a fair value of $263,656 (See Note 7).

On March 3, 2016, in connection with the issuance of the Note, the Company also granted five-year warrants to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.03 per share. The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $48,774 and $19,370 using the Black-Scholes method on March 3, 2016 and December 31, 2016, respectively (See Note 8).

•

On March 3, 2016, the Company issued an additional “Back-end Note” in the amount of $100,000 to Coventry Enterprises, LLC (“Coventry”) with the same terms as the original note. The note carries interest at 8% and is due on March 3, 2017. The Note was funded on September 8, 2016. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $148,077. At December 31, 2016, the convertible note payable, at fair value, was recorded at $187,674.

•

During April 2016, the Company entered into a loan agreement with Greentree Financial Group, Inc. (“Greentree”) in connection with a bridge financing transaction, consisting of certain unsecured convertible promissory notes in principal amount up to $250,000, the first tranche of $50,000 was funded during April 2016 and matures one year from the funding of the Note. The conversion price is lower of $0.10 per share or 60% of the average of the three lowest volume weighted average prices for the ten consecutive trading days immediately prior to but not including the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $39,089. During November 2016, the Noteholder made a conversion of 5,274,262 shares of the company’s restricted stock satisfying the Note of $25,000 with a fair value of $44,008 (See Note 7). At December 31, 2016, the convertible note payable, at fair value, was recorded at $43,468.

During April 2016, the Company issued a total of 2,000,000 three year warrants to Greentree to purchase common stock at an exercise price of $0.05 per share The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $30,772 and $12,364, respectively using the Black-Scholes method at the commitment and re-measurement dates of April 4, 2015 and December 31, 2016, respectively(See Note 8).

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

The Note of $40,000 to Greentree bears annual interest rate of 12% and conversion price is the lower of $0.10 per share or 60% of the average of the three lowest volume weighted average prices for the ten consecutive trading days immediately prior to but not including the conversion date. In October 2016, Greentree made conversions of a total of 8,603,469 shares satisfying the note payable and accrued interest in full with a fair value of $78,634 (See Note 7).

The Notes of $80,000 to B+A bear annual interest rate of 10% and conversion price is equal to 60% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date.

In connection with the issuance of these convertible note payable, the Company encountered a day-one derivative loss of $81,996. At December 31, 2016, the convertible notes payable, at fair value, was recorded at $137,642.

Also, the Company issued a total of 2,000,000 three year warrants to B+A to purchase common stock at an exercise price of $0.05 per share The Company classified embedded conversion features in these warrants as a derivative liability. The warrants were valued at their fair value of $30,772 and $12,364, respectively using the Black-Scholes method at the commitment and re-measurement dates of April 4, 2015 and December 31, 2016, respectively(See Note 8).

On May 2, 2016, the Company terminated the agreement with Greentree and is working on a definitive settlement agreement that will pay off the outstanding bridge financing, eliminate the warrants and the note payable of $40,000 for services.

•

During June 2016, the notes payable of $50,000 originated in January 2016 with accrued interest of $4,800 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note (See Note 6(2)). The note carries interest at 8% and is due on June 16, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $86,251. At December 31, 2016, the balance of $54,800, at fair value, was recorded at $103,968.

•

During July 2016, the Company issued a convertible note to a non-related party in the amount of $50,000 bearing monthly interest at a rate of 2.0%. The note holder has the right to convert the notes into shares of Common Stock at a price of $0.05. The note is due in six months from the execution and funding of the note. In connection with the issuance of this note, the Company issued 300,000 shares of the Company's common stocks (See Note 7). The Company has recorded a debt discount in the amount of $2,345 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The discount of $1,000 was amortized during the year ended December 31, 2016. The interest expense for the year ended December 31, 2016 is $5,667. At December 31, 2016, the convertible note payable at fair value net of discount is $8,479. On January 26, 2017, the principal and accrued interest was $56,567. 300,000 shares restricted, common stock were issued due to default on repayment. The Note was restated with principal amount of $56,567 bearing monthly interest rate of 2.5%. The New Note of $56,567 is due on July 26, 2017 and convertible at $0.05 per share (See Note 11). The loan is under personal guarantee by our President and CEO, Rik Deitsch.

•

During August 2016, the Company signed a Secured & Collateralized Convertible Promissory Note for $52,500 to LG Capital Funding, LLC (“LG”). The note carries interest at 8% and is due on August 22, 2017, unless previously converted into shares of restricted common stock. LG has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price of  sixty percent (60%) of the average of the two lowest trading prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $39,128. At December 31, 2016, the convertible note payable, at fair value, was recorded at $92,598. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $52,500.

•

During August 2016, the Company issued a Convertible Debenture to a non-related party in the amount of $51,000. The note carries interest at 12% and matures on May 19, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the average of the three lowest trading prices of the Company’s Common Stock for the twenty trading days preceding the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $32,901. At December 31, 2016, the convertible note payable, at fair value, was recorded at $89,246.

•

During August 2016, the Company issued a Convertible Debenture to a non-related party in principal amount up to $225,000, the first tranche of $45,000 was funded during August 2016 and matures one year from the funding of the Note. The note carries interest at 6%. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the average of the three lowest trading prices of the Company’s Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $37,932. At December 31, 2016, the convertible note payable, at fair value, was recorded at $75,450, net of debt discount of $3,000. The Company has recorded loan costs in the amount of $4,500 for the loan origination fees paid at inception date. The total loan cost of $4,500 was amortized over the term of the loan.  Amortization for the year ended December 31, 2016 was $1,500. The second tranche of $22,500 was funded during December 2016. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $35,334. At December 31, 2016, the convertible note payable, at fair value, was recorded at $37,420, net of debt discount of $2,063. The Company has recorded loan costs in the amount of $2,250 for the loan origination fees paid at inception date. The total loan cost of $2,250 was amortized over the term of the loan.  Amortization for the year ended December 31, 2016 was $187.

•

During September 2016, the notes payable of $10,000 originated in December 2015 with accrued interest of $1,951 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note (See Note 6(2)). The note carries interest at 8% and is due on September 21, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of the Company’s Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $15,421. At December 31, 2016, the balance of $11,951, at fair value, was recorded at $22,864.

•

During December, 2016, the Company issued a Convertible Debenture in the amount of $66,500 to Labrys Fund, LP (“Labrys”). The note carries interest at 12% and is due on June 6, 2017, unless previously converted into shares of restricted common stock. Labrys has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of the Company’s Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $58,833. The Company also issued 4,532,810 shares of common stocks (the “Returnable Shares”) to Labrys as a commitment fee, provided, however, the Returnable Shares must be returned to the Company’s treasury if Labry elects to convert, prior to the date which is one hundred eighty (180) days following the Issue Date, all or any part of the outstanding and unpaid principal amount or interest of this Note into shares of Common Stock (See Note 7). In March 2017, the amendment was signed to waive Labry to return the Commitment Shares back to the Company’s treasury (See Note 11). The Company has recorded debt discount of $49,861 for the fair value of stocks issued on the inception date.  The total loan cost of $49,861 was amortized over the term of the loan.  Amortization for the year ended December 31, 2016 was $5,383. At December 31, 2016, the convertible note payable, at fair value, was recorded at $73,651, net of debt discount of $44,478.

•

During December 2016, the Company issued a Convertible Debenture to a non-related party in the amount of $110,000. The note carries interest at 12% and matures on September 8, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of the Company’s Common Stock for the twenty five trading days preceding the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $84,126. At December 31, 2016, the convertible note payable, at fair value, was recorded at $197,957.

•

During December 2016, the Company issued a Convertible Debenture to a non-related party in the amount of $67,500. The note carries interest at 12% and matures on December 8, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of the Company’s Common Stock for the twenty five trading days preceding the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $74,281. At December 31, 2016, the convertible note payable, at fair value, was recorded at $122,797.

•

During December 2016, the Company issued a Secured & Collateralized Convertible Debenture to a non-related party in the amount of $50,000. The note carries interest at 8% and matures on December 23, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of the Company’s Common Stock for the twenty trading days including the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $35,497. At December 31, 2016, the convertible note payable, at fair value, was recorded at $89,671.

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

During September and October, 2015, the Company sold 1,637,334 shares of restricted common stock to investors at a price per share of $0.06 and received proceeds of $98,240. The Company issued 1,637,334 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expired on September 30, 2016 (See Note 8).

During August, 2015, the Company sold 30,000 shares of restricted common stock to an investor at a price per share of $0.10 and received proceeds of $3,000. The Company issued 30,000 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expired on June 30, 2016 (See Note 8).

During May through December, 2015, the Company sold 11,417,666 shares of restricted common stock to investors at a price per share of $0.06 and received proceeds of $685,060. The Company issued 11,417,666 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expired on June 30, 2016 (See Note 8).

Shares Issued to Employees and Directors

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

Common Stock Issued for Services

During November 2016, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, a total of 3,000,000 shares of company’s restricted common stocks were issued. The share was valued at $0.012 per share. The Company recorded an equity compensation charge of $9,945 during the year ended December 31, 2016. The remaining unrecognized compensation cost of $26,055 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, a total of 4,250,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share. The Company recorded an equity compensation charge of $17,899 during the year ended December 31, 2016. The remaining unrecognized compensation cost of $17,801 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed agreements with a consultant for investor relation services for twelve months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share. The Company recorded an equity compensation charge of $2,156 during the year ended December 31, 2016. The remaining unrecognized compensation cost of $2,094 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed agreements with a consultant for investor relation services for three months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share. The Company recorded an equity compensation charge of $4,200 during the year ended December 31, 2016.

During July 2016, the Company signed agreements with a consultant for investor relation services for six months. In connection with the agreement, 1,200,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share. The Company recorded an equity compensation charge of $7,581 during the year ended December 31, 2016. The remaining unrecognized compensation cost of $2,499 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed agreements with a consultant for investor relation services for twelve months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0084 per share. The Company recorded an equity compensation charge of $2,106 during the year ended December 31, 2016. The remaining unrecognized compensation cost of $2,094 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, a total of 625,000 shares of company’s restricted common stocks were issued. The share was valued at $0.009 per share. The Company recorded an equity compensation charge of $2,543 during the year ended December 31, 2016. The remaining unrecognized compensation cost of $3,082 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During July 2016, the Company signed an agreement with a consultant for legal services. In connection with the agreement, a total of 1,000,000 shares of company’s restricted common stocks were issued as retainer. The share was valued at $0.009 per share. The Company recorded an equity compensation charge of $9,000 during the year ended December 31, 2016.

During July 2016, the Company signed an agreement with a consultant for services rendered. In connection with the agreement, 1,000,000 shares of company’s restricted common stocks were issued. The share was valued at $0.009 per share. The Company recorded an equity compensation charge of $9,000 during the year ended December 31, 2016.

During April 2016, the Company signed an agreement with Greentree Financial Group, Inc. (“Greentree”) for consulting services for six months. In connection with the agreement, 700,000 shares of company’s restricted common stocks were issued. The share was valued at $0.018 per share. The Company recorded an equity compensation charge of $12,600 during the year ended December 31, 2016.

During October 2015, the Company signed an agreement with a consultant for consulting services for three months. In connection with the agreement, 110,000 shares of company’s restricted common stocks were issued with a fair value of $8,305. The issuance was valued at $0.0755 per share.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of company’s restricted common stocks were granted. 1,000,000 shares of Common Stock of the Company were issued on the date of execution of the agreement. 500,000 shares of Common Stock of the Company are to be issued quarterly, beginning on the first day of the third month following the effective date. Cash payment of $3,000 is expected to be paid on a monthly basis. The 2,500,000 shares granted are valued at the end of each quarter until the consultants complete their performance in October 2016. The 2,500,000 shares granted were valued at $0.0127 per share which is the stock price at October 15, 2016. The Company has incurred an equity compensation charge of $31,750 as of December 31, 2016. The Company has recorded the $12,700 in equity for the 1,000,000 shares issued and accrued $19,050 in accrued expense as the 1,500,000 shares of stocks granted on January 15, 2016, April 15, 2016 and July 15, 2016 have not been issued as of December 31, 2016 (See Note 9).

During September 2015, the Company signed an agreement with a consultant for investor relation services for three months. In connection with the agreement, 200,000 shares of company’s restricted common stocks were issued. The share was valued at $0.10 per share. The Company recorded an equity compensation charge of $19,800 during the year ended December 31, 2015.

During September 2015, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 250,000 shares of company’s restricted common stocks were issued. The share was valued at $0.12 per share. The Company recorded an equity compensation charge of $22,295 and $7,705 during the years ended December 31, 2016 and 2015.

During September 2015, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 300,000 shares of company’s restricted common stocks were issued. The share was valued at $0.12 per share. The Company recorded an equity compensation charge of $$26,754 and $9,246 during the years ended December 31, 2016 and 2015.

During August 2015, the Company signed an agreement with a consultant for investor relation services for six months. In connection with the agreement, 750,000 shares of company’s restricted common stocks were issued. The share was valued at $0.15 per share. The Company recorded an equity compensation charge of $19,565 and $92,935 during the year ended December 31, 2016 and 2015.

During August 2015, the Company signed an agreement with two consultants for investor relation services for six months. In connection with the agreement, 500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.15 per share. The Company recorded an equity compensation charge of $13,043 and $61,957 during the years ended December 31, 2016 and 2015.

During May 2015, the Company signed an agreement with a consultant for investor relation services for one month. In connection with the agreement, 200,000 shares of company’s restricted common stocks were issued with a fair value of $26,000.   The share was valued at $0.13 per share.

During March 2015, the Company issued 1,250,000 shares of the Company’s restricted common stock to a consultant for services for a year. The share was valued at $0.104 per share. The Company recorded an equity compensation charge of $28,227 ad $101,773 during the years ended December 31, 2016 and 2015.

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

Common Stock Issued for Debt Modification

During December 2016, the Company issued a total of 700,000 restricted shares to the Michael McDonald Trust due to the default on repayment of the promissory notes of $75,000 and $50,000 originated in May and June 2016. The shares were valued at a fair value of $8,645 (See Note 6).

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

Common Stock Issued with Debts

In December 2016, in connection with the issuance of a convertible note payable to a non-related party in the amount of $66,500 which is due in nine months from the funding of the note, the Company issued a total of 4,532,810 shares of common stock with a fair value of $49,861 as part of the agreement (See Note 6).

In October 2016, in connection with the issuance of a note payable to a non-related party in the amount of $50,000 which is due in six months from the funding of the note, the Company issued a total of 600,000 shares of common stock with a fair value of $4,330 as part of the agreement (See Note 6).

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

Common Stock Issued for Settlement of Accounts Payable & Debt

During September 2016, the Company issued a total of 1,250,000 shares of the company’s restricted stock to settle accounts payable of $10,000 with the Note holder. The shares were recorded at a fair value of $11,875 or $0.0095 per share (See Note 4). The Company recorded a loss of $1,875 during the year ended December 31, 2016.

During September 2016, the Company issued 550,000 shares of the company’s restricted stock (See Note 4 and 9) to settle the accrued expense in aggregate of $126,000 with a consultant. The shares were valued of $91,245 at the stock price ranged from $0.08 to $0.21.

During July 2016, the Company issued 14,000,000 shares of the company’s restricted stock (See Note 4) to settle the outstanding commissions’ payable in aggregate of $70,000 with TCN. The shares were valued at $0.009 per share. The Company recorded a loss of $56,000 as a selling expense during the year ended December 31, 2016.

During July 2016, the Company issued a total of 10,000,000 shares of the company’s restricted stock to settle the outstanding debt of $50,000 with accrued interest of $2,400 with the Note holder. The shares were recorded at a fair value of $90,000 or $0.009 per share (See Note 4 and 7). The Company recorded a loss of $37,600 during the year ended December 31, 2016.

In June 2016, Mr. Deitsch accepted a total of 15,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan (See Note 5). The shares were valued at the note payable amount due to the fact that it was a related party transaction. In December 2016, Mr. Deitsch accepted 15,000,000 shares of the Company’s restricted common stock as a payment to discharge $75,000 of his accrued salary.

During March 2016, the Company issued a total of 1,000,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 with accrued interest of $1,262 with the Note holder. The shares were recorded at a fair value of $19,900 or $0.0199 per share (See Note 4 and 6). The Company recorded a loss of $8,638 during the year ended December 31, 2016.

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

Common Stock Issued for Conversion of Debt

During September through December 2016, Coventry made conversions of 24,166,666 shares of the company’s restricted stock satisfying the Note of $100,000 in full with a fair value of $263,656 (See Note 6).

Date	Number of	Fair Value of
	shares converted	Debt Converted
9/14/2016	5,000,000	$48,354
10/14/2016	8,000,000	99,575
12/6/2016	11,166,666	115,727

During October 2016, Greentree made conversions of 8,603,469 shares of the company’s restricted stock satisfying the Note of $40,000 in full with a fair value of $78,634 (See Note 6).

Date	Number of	Fair Value of
	shares converted	Debt Converted
10/6/2016	4,000,000	$36,884
10/18/2016	4,603,469	41,750

During November 2016, Greentree made a conversion of 5,274,262 shares of the company’s restricted stock satisfying the $25,000 of the Note of $50,000 with a fair value of $44,008 (See Note 6)

During May 2016, the Company issued a total of 2,500,000 shares of the company’s restricted stock to settle the outstanding debt of $10,000 and accounts payable of $15,000 with the Note holder. The shares were recorded at a fair value of $32,500 or $0.013 per share (See Note 4 and 6). The Company recorded a loss of $7,500 during the year ended December 31, 2016.

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

During the year ended December 31, 2015 and year ended December 31, 2016, Vista made conversions for a total of 1,456,440 and 19,916,103 satisfying $60,870 and $121,739 of the note in full with a fair value of $131,125 and $288,290, respectively (See Note 6).

Date	Number of	Fair Value of
	shares converted	Debt Converted
8/28/2015	300,000	$36,000
9/29/2015	300,000	22,037
11/2/2015	300,000	25,239
12/3/2015	275,000	22,645
12/8/2015	281,440	25,203
1/5/2016	350,000	15,998
1/20/2016	550,000	15,218
2/2/2016	550,000	13,255
2/12/2016	1,000,000	60,449
2/29/2016	1,100,000	23,669
6/21/2016	1,979,578	27,086
8/29/2016	2,000,000	14,476
9/28/2016	2,500,000	19,220
10/17/2016	5,000,000	53,436
11/10/2016	4,886,525	45,483

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

Following the assignment of Note of $75,000 in February 2016, a conversion of 6,696,428 shares of the company’s restricted stock was made satisfying the Note in full with a fair value of $140,763 (See Note 4 and 6) during March 2016.

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

Following the assignment of Michael McDonald’s debt of $92,310 in June 2014, On January 26, 2015, Coventry made the third conversion of 461,548 shares of the company’s restricted stock satisfying the remaining of $55,386 of the note with a fair value of $146,912 (See Note 6).

Stock Split

On April 20, 2015, the Company declared a 1 for 40 reverse common stock split to stockholders. The Stock Split was effectuated on May 18, 2015 based upon filing the appropriate documentation with FINRA. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

8.     STOCK OPTIONS AND WARRANTS

Common Stock Warrants

On March 3, 2016, in connection with the issuance of a convertible note, the Company granted five-year warrants to purchase an aggregate of 2,500,000 shares of the Company’s common stock at an exercise price of $0.03 per share. The warrants were valued at their fair value of $48,774 and $19,370 using the Black-Scholes method on March 3, 2016 and December 31, 2016, respectively. The warrants expire on March 3, 2021(See Note 6).

On April 4, 2016, in connection with the issuance of convertible notes, the Company granted three-year warrants to purchase an aggregate of 4,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. The warrants were valued at their fair value of $61,544 and $24,728 using the Black-Scholes method on April 4, 2016 and December 31, 2016, respectively. The warrants expire on April 4, 2019(See Note 6).

During July 2015, the Company issued a total of 4,400,000 shares of the company’s restricted stock and 4,400,000 warrants to settle the outstanding commissions’ payable in aggregate of $59,000 with TCN. The shares were valued at $0.185 per share and the warrants were valued at $0.1009 per share. The warrants expired on June 30, 2016 (See Note 7). During October, 2016, warrants were re-priced from exercise prices from $0.20 per share to an exercise price of $0.05 per share, the expiration dates were extended to March 31, 2017. The warrants were valued at their fair value of $1,463 using the Black-Scholes method at December 31, 2016.

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

During March 2016, the Company issued 916,667 warrants to purchase common stock at an exercise price of $0.10 per share. The warrants expire on March 31, 2017 (See Note 7). During October, 2016, warrants were re-priced from exercise prices from $0.20 per share to an exercise price of $0.05 per share, the expiration dates were extended to March 31, 2017.

During December 2015, 1,000,000 warrants were exercised via cashless exercise into 400,000 shares with a fair value of $33,440 (See Note 7).

During September and October, 2015, the Company issued 1,637,334 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expired on September 30, 2016 (See Note 7). During October, 2016, warrants were re-priced from exercise prices from $0.20 per share to an exercise price of $0.05 per share, the expiration dates were extended to March 31, 2017.

During May through December, 2015, the Company issued 11,447,666 warrants to purchase common stock at an exercise price of $0.20 per share. The warrants expired on June 30, 2016 (See Note 7). During October, 2016, warrants were re-priced from exercise prices from $0.20 per share to an exercise price of $0.05 per share, the expiration dates were extended to March 31, 2017.

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

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the years ended December 31, 2016 and 2015:

	Number Of shares	Weighted average exercise price
Balance December 31, 2014	1,606,667	$1.92
Exercised	(1,000,000)	-
Issued	21,685,000	$1.11
Forfeited	(566,667)	-
Balance December 31, 2015	21,725,000	$0.95
Exercised	-	-
Issued	27,101,667	$0.02
Forfeited	(19,685,000)	-
Balance December 31, 2016	29,141,667	$0.03

The following table summarizes information about fixed-price warrants outstanding as of December 31, 2016 and 2015:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2015	$0.20-6.0	21,700,000	0.70 years	$0.95
2016	$0.03-1.00	29,141,667	0.91 years	$0.03

As of December 31, 2016, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0082, closing stock price of our common stock on December 31, 2016. There were no in-the-money warrants at December 31, 2016.

9.     INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2016 and 2015, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 5.5% for Florida State Corporate Taxes, the blended rate used was 37.63%), are approximately as follows:

	December 31,
	2016	2015
Computed “expected” tax expense (benefit) - Federal	$(1,084,483)	$(1,777,507)
Computed “expected” tax expense (benefit) - State	(185,641)	(304,273)
Permanent differences	620,615	1,874,050
Change in valuation allowance	649,509	207,730
	$-	$-

	2016	2015
Current portion of net deferred income tax assets:
Accrued salary	$249,976	$207,730
Inventory Reserve	69,254	-
Valuation allowance	(319,230)	(207,730)
Current net deferred income tax asset	$-	$-

Non- current portion of net deferred income tax asset
Net operating loss carryforwards	$12,667,206	$12,143,139
Valuation allowance	(12,667,206)	(12,143,139)
Non-current net deferred income tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have provided a valuation allowance to fully reserve such assets.

As of December 31, 2016, the Company has net operating loss carryforwards of approximately $33,663,000 available to offset future taxable income in various years through December 31, 2035. The significant difference between such net operating loss carryforwards and our accumulated deficit of approximately $19,696,000 results primarily from stock based compensation and debt settlements which are considered to be permanent differences.

The valuation allowances increased by approximately $649,000 and $207,000 for the years ended December 31, 2016 and 2015, respectively. The Company’s 2012 to 2015 tax returns are subject to examination by Internal Revenue Services and State Taxing Agency’s.

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

Future minimum payments under these lease agreements, including the extension period, are approximately as follows:

Years ended December 31,	Total
2017	$121,433
2018	126,494
2019	88,513
2020	233,861
Thereafter	145,870
$570,301

Rent expense in 2016 and 2015 approximated $116,257 and $126,339, respectively.

The Company sublets approximately 3779 square feet of its space to Nationwide Laboratory Services, Inc. for one year started from April 2015. The rent for the first three months is $1,500 for the first three months, and then the rent will be increased by $100 per month until the sum of $2,200 per month is attained. During the year ended December 31, 2015, the Company recorded a rental income of $27,564 which included the rent and utilities. During the year ended December 31, 2016, the Company recorded a rental income of $19,381 which included the rent and utilities. The sub-lease ended on April 30, 2016.

Consulting Agreements

During July 2015, the Company signed an agreement with a consulting company for consulting services for five years. In connection with the agreement, 500,000 shares of company’s restricted common stocks and a one year note of $50,000 with 8% interest were granted. The share was valued at $0.18 per share. The stocks and note payable have not been issued as of December 31, 2016. The Company has accrued the $142, 500 in accrued expense and recorded as an equity compensation charge during the year ended December 31, 2015. The accrued balance has not changed as of December 31, 2016.

During July 2015, the Company signed an agreement with a consultant for investor relation services for two months. In connection with the agreement, 400,000 shares of company’s restricted common stocks were granted with a fair value of $84,000.   The share was valued at $0.21 per share. During August 2015, the Company signed an extension agreement with the consultant for a month. In connection with the agreement, 200,000 shares of company’s restricted common stocks were issued with a fair value of $32,000. The share was valued at $0.16 per share.  The stocks have not been issued as of December 31, 2016.  The Company has accrued the $126,000 in accrued expense and recorded as an equity compensation charge during the year ended December 31, 2015. The accrued balance has not changed as of December 31, 2016. During September 2016, the Company issued 550,000 shares of the company’s restricted stock (See Note 4 and 7) to settle the accrued expense of $126,000. The shares were valued of $91,245 at the stock price ranged from $0.08 to $0.21.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of company’s restricted common stocks were granted. 1,000,000 shares of Common Stock of the Company were issued on the date of execution of the agreement. 500,000 shares of Common Stock of the Company are to be issued quarterly, beginning on the first day of the third month following the effective date. Cash payment of $3,000 is expected to be paid on a monthly basis. The 2,500,000 shares granted are valued at the end of each quarter until the consultants complete their performance in October 2016. The 2,500,000 shares granted were valued at $0.0127 per share which is the stock price at October 15, 2016. The Company has incurred an equity compensation charge of $31,750 as of December 31, 2016. The Company has recorded the $12,700 in equity for the 1,000,000 shares issued and accrued $19,050 in accrued expense as the 1,500,000 shares of stocks granted on January 15, 2016, April 15, 2016 and July 15, 2016 have not been issued as of December 31, 2016 (See Note 7).

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of December 31, 2016, the Company has accrued the legal settlement amount at present value of $147,179 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of December 31, 2016, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action. On September 30, 2013, the Company entered into a settlement agreement with the Petitioners and the bankruptcy action was dismissed. In full and final satisfaction of all claims, the settlement agreement provides for payment to the Petitioners of a total sum of $350,000. As of December 31, 2016, $35,000 has been paid. As set forth below, the Petitioners have now filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida to recover amounts allegedly owing to them under the settlement agreement.

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

During December 2015, the Petitioner's claims and accruals for a total of $1,085,468 that have passed the statute of limitation were written off, included in the amount was the accrued salary of $815,747, officer’s loan and accrued interest for $129,466, salary and payroll tax payable of $140,255. Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, the Company has accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of December 31, 2016.

11.     SUBSEQUENT EVENTS

Convertible Notes Payable and Stocks issued with Debt

On January 26, 2017, the convertible note payable of $50,000 originated on July 13, 2017 with accrued interest of $56,457 was restated. The principal amount of the restated Note is $56,567 bearing monthly interest rate of 2.5%. The restated Note is due on July 26, 2017 and convertible at $0.05 per share. In connection with the issuance of this note, the Company issued 300,000 shares of the Company's common stocks. In the event of the Company's failure to pay the Note in a timely fashion, the Noteholder will receive 300,000 shares restricted, common stock on the date that is 10 business days after the maturity date. The loan is under personal guarantee by our President and CEO, Rik Deitsch.

During January 2017, the Company issued a Convertible Debenture in the amount of $40,000 to a non-related party. The note carries interest at 8% and is due on January 17, 2018, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note, until is no longer outstanding into shares of Common Stock at a price sixty percent of the lowest closing bid price of the Company’s Common Stock for the twenty prior trading days including the conversion date.

On March 30, 2017, the Company issued a Convertible Debenture in the amount of $80,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 8% and is due on March 30, 2018, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding into shares of Common Stock at a price fifty-five percent (55%) of the lowest closing bid price of the Company’s Common Stock for the twenty trading days preceding the conversion date. In connection with the issuances of the Note, the Company also granted three-year warrants purchasing an aggregate of 6,000,000 shares of the Company’s common stock at an exercise price of $0.005 per share.

On March 30, 2017, the Company issued an additional Convertible Debenture in the amount of $80,000 to Coventry. The note carries interest at 8% and is due on March 30, 2018. The Note was paid for by the issuance of an offsetting $80,000 secured note (Back End Note) issued to the Company by Coventry provided that prior to conversion of the Note, Coventry must have paid off the Note in cash. Coventry promises to pay the Company $80,000 no later than September 30, 2017. The back end note was secured by assets with a fair market value of not less than $80,000.

On February 3, 2017, the Company signed a Secured & Collateralized Convertible Promissory Note for $52,500 to LG Capital Funding, LLC (“LG”). The note carries interest at 8% and is due on February 1, 2018, unless previously converted into shares of restricted common stock. LG has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price of  sixty percent (60%) of the average of the two lowest trading prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $52,500. On March 21, 2017, the “Back-end Note” was funded.

In February 2017, the Company issued a Convertible Promissory Note for $53,000 to a non-related party. The note carries interest at 12% annually and are due November 12, 2017.  The note holder has the right to convert the note into shares of Common Stock at a price of sixty percent (60%) of the average of the three lowest trading prices of the Company’s Common Stock for the fifteen trading days preceding the conversion date.

During March 2017, the Company issued a Convertible Debenture in the amount of $66,500 to Labrys Fund, LP (“Labrys”). The note carries interest at 12% and is due on September 10, 2017, unless previously converted into shares of restricted common stock. Labrys has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of the Company’s Common Stock for the twenty trading days preceding  the conversion date.

Common Stock Issued for Debt Conversions

During March 2017, Coventry made a conversion of 15,500,000 shares of the company’s restricted stock satisfying $43,400 of the Note of $100,000 funded in September 2016.

During March, 2017, the Note holder made a conversion of 8,000,000 shares of stocks satisfying $17,117 of the principal balance and $1,000 of accrued interest for the Note of $45,000 originated in August 2016.

During February and March 2017, LG made the conversions of a total of 20,971,375 of the company’s restricted stock satisfying the principal balance and accrued interest in full for the Note of $52,500 originated in August 2016.

During February and March 2017, the Note holder made the conversions of a total of 19,573,258 of the company’s restricted stock satisfying the principal balance and accrued interest in full for Note of $51,000 originated in August 2016.

During January 2017, Greentree made a conversion of 5,980,861 shares of the company’s restricted stock satisfying the $25,000 of the Note of $50,000 in full. The interest owed as of the conversion date of January 9, 2017 was $4,044.

Common Stock Issued for Debt Modification

During January 2017, the Company issued a total of 300,000 restricted shares to a Note holder due to the default on repayment of the convertible note of $50,000 originated in July 2016(See Note 6).

During March 2017, the Company issued a total of 50,000 restricted shares to a Note holder due to the default on repayment of the convertible note of $150,000 originated in August 2016(See Note 6).

In March 2017, the amendment was signed to waive Labry to return the 4,532,810 commitment shares back to the Company’s treasury for the Note of $66,500 originated in December 2016 (See Note 6).

Consulting agreements

During January 2017, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 1,000,000 shares of company’s restricted common stocks were issued.

During February 2017, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 1,500,000 shares of company’s restricted common stocks were issued.

Due to Officer

Subsequent to December 31, 2016 through April 14, 2017, the Company borrowed $116,500 and repaid $74,600 to its President, Rik Deitsch and the Companies owned by him. The amount owed to Mr. Deitsch and its Companies at April 14, 2017 was $102,158 (See Note 5).