Form 10-Q
period 2017-03-31
NUTRA PHARMA CORP
filed 2017-05-17
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 15, 2017, there was 382,370,157 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending March 31, 2017, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$18,325	$31,243
Accounts receivable	38,019	30,625
Inventory	23,805	25,562
Prepaid expenses and other current assets	89,640	97,640
Total current assets	169,789	185,070

Property and equipment, net	11,763	13,637
Other assets	15,550	15,550
Total assets	$197,102	$214,257

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,028,059	$958,027
Accrued expenses	1,032,809	1,013,615
Due to officers	97,838	52,025
Derivative warrant liability	44,264	48,504
Other debt, net of debt discount of $29,104 and $59,300, respectively	3,022,909	2,576,488
Total current liabilities	5,225,879	4,648,659
Convertible debts	2,546	3,474
Legal settlement liability, long term portion	9,901	39,020
Total liabilities	5,238,326	4,691,153

Commitments and Contingencies (See Note 9)

Stockholders' deficit:

Common stock, $0.001 par value, 2,000,000,000 shares authorized: 368,238,811 and 295,065,317 shares issued and outstanding at March 31, 2017 and December 31, 2016	368,239	295,065
Additional paid–in capital	48,890,073	48,587,438
Accumulated deficit	(54,299,536)	(53,359,399)
Total stockholders' deficit	(5,041,224)	(4,476,896)
Total liabilities and stockholders' deficit	$197,102	$214,257

See the accompanying notes to the unaudited condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net sales	$16,979	$37,387
Cost of sales	7,794	7,474
Gross profit	9,185	29,913

Operating expenses:

Selling, general and administrative – including stock based compensation of $36,082 and $70,111, respectively	427,231	384,524
Total operating expenses	427,231	384,524
Loss from Operations	(418,046)	(354,611)

Other Expenses
Rental Income	–	7,409
Interest expense	(92,540)	(63,167)
Change in fair value of derivatives	(429,551)	(682,624)
Gain on settlement of debt, net	–	18,172
Other expenses	(522,091)	(720,210)
Net loss before income taxes	(940,137)	(1,074,821)
Provision for income taxes	–	–
Net loss	$(940,137)	$(1,074,821)

Net loss per share – basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period – basic and diluted	319,442,791	90,933,054

See the accompanying notes to the unaudited condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Cash collected from customers	$56,382	$63,696
Cash paid for commissions	(40,500)	(15,000)
Cash paid to suppliers	(16,347)	(3,501)
Cash paid to employees	(38,282)	(29,702)
Interest paid	(18,858)	(19,185)
Other operating cash payments	(313,879)	(269,451)
Cash collected from rental income	–	7,409
Net cash used in operating activities	(371,484)	(265,734)

Cash flows from financing activities:

Common stock sold for cash	–	55,000
Loans from officers	116,500	9,901
Repayment of officers loans	(74,600)	(74,905)
Repayments of notes payable–related party	(6,365)	(15,000)
Proceeds from convertible notes, net of debt discount of $0 and $10,870, respectively, and loan issuance cost of $0 and 7,250, respectively	291,500	150,000
Proceeds from other notes payable	53,000	200,000
Repayments of other notes payable	(21,469)	(62,896)
Net cash provided by financing activities	358,566	262,100

Net decrease in cash	(12,918)	(3,634)

Cash – beginning of period	31,243	6,890

Cash – end of period	$18,325	$3,256

Reconciliation of net loss to net cash used in operating activities:
Cash flows from operating activities:
Net loss	$(940,137)	$(1,074,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt	–	(18,172)
Depreciation	1,874	2,132
Stock–based compensation	36,082	70,111
Stock issued for loan extension and accounts payable	2,795	–
Change in fair value of derivative	429,551	682,624
Amortization of loan discount	32,609	24,769
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,394)	(3,248)
Decrease in inventory	1,757	1,111
Increase (Decrease) in prepaid expenses and other assets	(8,132)	63
Increase in accounts payable	70,032	47,544
Increase in accrued expenses	9,479	2,153
Net cash used in operating activities	(371,484)	(265,734)

Supplemental Cash Flow Information:
Cash paid for interest	$18,858	$19,185
Cash paid for income taxes	$–	$–
Non cash Financing and Investing:
Note and stock issued in settlement of notes and accounts payable	$–	$19,900
Shares issued to satisfy debt	$350,649	$633,076
Discounts on notes payable	$2,413	$11,885

See the accompanying notes to the unaudited condensed consolidated financial statements.

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nutra Pharma Corp. (“Nutra Pharma”), is a holding company that owns intellectual property and operates in the biotechnology industry. Nutra Pharma incorporated under the laws of the state of California on February 1, 2000, under the original name of Exotic–Bird.com.

Through its wholly–owned subsidiary, ReceptoPharm, Inc. (“ReceptoPharm”), Nutra Pharma conducts drug discovery research and development activities. In October 2009, Nutra Pharma launched its first consumer product called Cobroxin®, an over–the–counter pain reliever designed to treat moderate to severe chronic pain. In May 2010, Nutra Pharma launched its second consumer product called Nyloxin®, an over–the–counter pain reliever that is a stronger version of Cobroxin® and is designed to treat severe chronic pain. In December 2014, we launched Pet Pain–Away, an over–the–counter pain reliever designed to treat pain in cats and dogs.

Basis of Presentation and Consolidation

The Condensed Consolidated Unaudited Financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year. Therefore, the interim Condensed Consolidated Unaudited Financial statements should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K.

The accompanying Unaudited Condensed Consolidated Financial Statements include the results of Nutra Pharma and its wholly–owned subsidiaries Designer Diagnostics Inc. and ReceptoPharm (collectively “the Company”, “us”, “we” or “our”). We operate as one reportable segment. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern

Our Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $54,299,536 at March 31, 2017. In addition, we have a working capital deficit of of $5,056,090 and a stockholders’ deficit of $5,041,224 at March 31, 2017.

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

At March 31, 2017, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

The accompanying Unaudited Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Use of Estimates

The accompanying Unaudited Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Significant estimates include our ability to continue as going concern, the recoverability of inventories and long–lived assets, and the valuation of stock–based compensation and certain debt and warrant liabilities. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which would be recorded in the period in which they become known.

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

We collect 100% of the cash proceeds from the sale of its product by its distributor, remits a portion of the cash proceeds received back to the distributor and records the sale on a net basis. In the three–months ended March 31, 2017, we collected $56,382 in gross receipts and recorded $16,979 as net sales.

Accounting for Shipping and Handling Costs

We record shipping and handling costs incurred in cost of sales.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three–months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit without collateral to our customers based on our evaluation of a particular customer’s credit worthiness. In addition, allowances for doubtful accounts are maintained for potential credit losses based on the age of the accounts receivable and the results of periodic credit evaluations of our customers’ financial condition. Accounts receivable are written off after collection efforts have been deemed to be unsuccessful. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts, while subsequent recoveries are netted against the provision for doubtful accounts expense. We generally do not charge interest on accounts receivable.

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts.

Inventories

Inventories, which are stated at the lower of average cost or market, and consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand.  If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write–downs are charged to cost of goods sold. Our inventory is carried net of a valuation allowance of $30,805 at March 31, 2017 and December 31, 2016.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the three–months ended March 31, 2017, there was one customer that accounted for 40.4% of the total revenues.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re–valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option–based simple derivative financial instruments, the Company uses the Black–Scholes option–pricing model to value the derivative instruments at inception and subsequent valuation dates. For embedded derivatives, the Company uses a Dilution–Adjusted Black–Scholes method to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re–assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non–current based on whether or not net–cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Convertible Debt

We bifurcate the embedded derivative element in convertible debt which contain conversion features which are not considered to be conventional convertible debt.  The convertible debt is recorded at the bifurcated amount after reducing the proceeds for the liability related to the embedded call provision which is accounted for separately in the accompanying balance sheets.  After recording the initial amount of the debt, the discount related to the bifurcated embedded derivative is amortized as additional interest expense over the term of the debt with the resulting debt discount being accreted over the term of the note.

Property and Equipment and Long–Lived Assets

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed. Depreciation is computed using the straight–line method over the estimated useful lives of the assets of 3  7 years.

Property and equipment consists of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Computer equipment	$25,120	$25,120
Furniture and fixtures	34,757	34,757
Lab equipment	44,599	44,599
Telephone equipment	12,421	12,421
Office equipment other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	206,921	206,921
Less: Accumulated depreciation	(195,158)	(193,284)
Property and equipment, net	$11,763	$13,637

We review our long–lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At March 31, 2017, we believe the carrying values of our long–lived assets are recoverable. Depreciation expense for the three–months ended March 31, 2017 and 2016 was $1,874 and $2,132, respectively.

Advertising

All advertising costs are expensed as incurred.  Advertising costs were approximately $1,100 and $500 for the three–months ended March 31, 2017 and 2016, respectively.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position.  At March 31, 2017, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

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

Stock–Based Compensation

We account for stock–based compensation in accordance with FASB ASC Topic 718, Stock Compensation (ASC Topic 718). ASC Topic 718, which requires that the cost resulting from all share–based transactions be recorded in the financial statements over the respective service periods. It establishes fair value as the measurement objective in accounting for share–based payment arrangements and requires all entities to apply a fair–value–based measurement in accounting for share–based payment transactions with employees. The statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non–employees in share–based payment transactions.

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti–dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of March 31, 2017 and 2016, the following items were not included in dilutive loss as the effect is anti–dilutive:

	March 31, 2017	March 31, 2016
Options and warrants	14,540,000	25,116,667
Convertible notes payable	458,332,091	66,735,660
Total	472,872,091	91,852,327

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016–02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right–of–use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016–02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 201610 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing “The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued Accounting Standards Update 2016-08 Revenue from Contracts with Customers (Topic 606) to clarify implementation guidance on principal versus agent considerations (for reporting revenue on a gross or net basis). The ASU is an amendment to Topic 606, clarifies the implementation guidance, and requires an entity to account for revenue as an agent when another entity controls the specified good or service before that good or service is transferred to the customer. This ASU is effective for annual periods beginning after December 15, 2017. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our presentation of revenue in our results of operations.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

2.     FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at March 31, 2017 are measured in accordance with FASB ASC Topic 820–10–05, Fair Value Measurements. FASB ASC Topic 820–10–05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non–financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at March 31, 2017 and December 31, 2016:

	Fair Value Measurements at March 31, 2017
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$44,264	$–	$–	$44,264
Convertible notes at fair value	$2,056,494	$–	$–	$2,056,494
	Fair Value Measurements at December 31, 2016
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$48,504	$–	$–	$48,504
Convertible notes at fair value	$1,672,728	$–	$–	$1,672,728

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the three–months ended March 31, 2017:

Description	March 31, 2017
Beginning balance	$48,504
Purchases, issuances, and settlements	24,017
Day one loss on value of hybrid instrument	–
Total (gain) loss included in earnings (1)	(28,257)
Ending balance	$44,264

(1)  The gain or loss related to the revaluation of our warrant liability is included in “Change in fair value of derivatives” in the accompanying condensed consolidated unaudited statement of operations.

The Company values its warrants using a Dilution–Adjusted Black–Scholes Model.  Assumptions used include (1) 0.26% to 1.93% risk–free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 196%–211% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value at March 31, 2017:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look–back Period
Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Anti–Dilution Adjusted Price	%	Look–back Period
2017	$1,184,869	4%-12%	n/a	$0.0021-$0.20	40%-60%	3 to 25 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the three–months ended March 31, 2017 for the Convertible Notes:

March 31, 2017
Description
Beginning balance	$1,672,728
Purchases, issuances, and settlements	306,990
Day one loss on value of hybrid instrument	283,711
(Gain) loss from change in fair value	150,079
Conversion to common stock	(350,649)
Repayment in cash	(6,365)
Ending balance	$2,056,494

3.     INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis. At March 31, 2017 and December 31, 2016, inventories were as follows:

	March 31, 2017	December 31, 2016
Raw Materials	$36,337	$36,074
Finished Goods	18,352	20,373
Inventory Reserve	(30,885)	(30,885)
Total Inventories	$23,804	$25,562

4.     DUE TO OFFICERS

At March 31, 2017, the balance due to our officer and Companies owned by him is $97,838. The loan is an unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. During the three–months ended March 31, 2017, we borrowed $116,500 and repaid $74,600 to Mr. Deitsch and the Companies owned by him (See Note 10).

5.     OTHER DEBT

Other debt (Both short–term and long term) consists of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Note payable and Convertible note payable, at fair value Related Party (1)	$111,407	$200,000
Notes payable Non Related Parties (Net of discount of $5,906 and $9,584, respectively) (2)	992,159	956,950
Convertible notes payable, at fair value (Net of discount of $23,198 and $49,716, respectively) (3)	1,921,889	1,423,012
Ending balances	$3,025,455	$2,579,962

(1)

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. We repaid principal balance in full as of December 31, 2016. During the three–months ended March 31, 2017, we made the payment of $10,000 of the accrued interest. At March 31, 2017, we owed this director accrued interest of $134,488.

In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to one of our directors’ owned Companies. The notes carry interest at 12% annually and are due on the date that is three–months from the execution and funding of the note. During the three–months ended March 31, 2017, we repaid principal balance of $6,365. The loan is in default and negotiation for settlement. Upon default, the Notes become convertible at $0.008 per share. The convertible note payable, at fair value, was recorded at $111,407. During April 2017, the Notes with accrued interest were restated (See Note 10).

(2)

At March 31, 2017, the balance of $992,159 consisted of the following loans:

•

On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments and on January 26, 2012, we signed the first amendment to the settlement agreement where under we agreed to pay $175,000 which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non–payment). We repaid $25,000 during the six months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000).  The $100,000 default was expensed during 2012.  LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in October 2012. The debt has reverted back to us.

•

At March 31, 2017, we owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to us.

•

In April 2016, the Company issued a promissory note to a non–related party in the amount of $10,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. The interest expense for the three–months ended March 31, 2017 is $250.

•

In May 2016, the Company issued a promissory note to a non–related party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The loan is in default and negotiation of settlement. The interest expense for the three–months endued March 31, 2017 is $4,500.

•

In June 2016, the Company issued a promissory note to a non–related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The loan is in default and negotiation of settlement. The interest expense for the three–months endued March 31, 2017 is $3,000.

•

During August 2016, we issued a promissory note to a non–related party in the amount of $150,000 bearing monthly interest at a rate of 2.5%. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 100,000 shares of our common stock. We recorded a debt discount in the amount of $800 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid–in capital. The discount was fully amortized as of March 31, 2017. Amortization for the debt discount for the three–months ended March 31, 2017 was $200. The interest expense for the three–months ended March 31, 2017 is $11,250. During March 2017, we issued a total of 50,000 restricted shares due to the default on repayment. The shares were valued at a fair value of $275 (See Note 6). The loan was in default as of March 31, 2017. During April 2017, the Note of $150,000 with accrued interest was restated (See Note 10).

•

On September 26, 2016, we issued a promissory note to a non–related party in the amount of $75,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. In the event of our failure to pay the Note in a timely fashion, the Noteholder would receive 100,000 shares restricted, common stock on the date that is 10 business days after the maturity date.  The interest expense for the three-month period ended March 31, 2017 is $1,875.

•

In October 2016, we issued a promissory note to a non–related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 600,000 shares of our common stock (See Note 6). We recorded a debt discount in the amount of $4,330 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid–in capital. The total discount of $4,330 was fully amortized as of March 31, 2017.  Amortization for the debt discount for the three–months ended March 31, 2017 was $2,165. The interest expense for the three–months ended March 31, 2017 was $3,000.

•

During November 2016, we received a loan for a total of $150,000 from a non–related party. The loan is repaid through scheduled payments through June 2018 along with interest on average 15% annum. We have recorded loan costs in the amount of $7,875 for the loan origination fees paid at inception date. The total loan cost of $7,875 is amortized over the term of the loan.  Amortization for the three–months ended March 31, 2017 was $1,313.  At March 31, 2017, repayment of $32,116 was made. The interest expense for the three–months ended March 31, 2017 is $8,858. At March 31, 2017, the principal balance of the loan net of discount is $111,978.

•

During December 2015, our President and CEO, Mr. Deitsch, assigned $80,000 of his outstanding loan to a non–related party in the form of a Convertible Redeemable Note. The note carries interest at 4% and was due on December 7, 2016. The Note reverted back as the promissory note upon maturity date. At March 31, 2017, the principal balance is $80,000 with accrued interest of $6,198.

•

In February 2017, we issued a Convertible Promissory Note for $53,000 to a non–related party. The note carries interest at 12% annually and are due November 12, 2017. The Holder has the right to convert the loan, beginning on the date which is one hundred eighty (180) days following the date of the Note, into common stock at a price of sixty percent (60%) of the average of the three lowest trading prices of our Common Stock for the fifteen trading days preceding the conversion date. At March 31, 2017, the principal balance is $53,000 with accrued interest of $871.

(3)

At March 31, 2017, the balance of $1,921,889 consisted of the following convertible loans:

•

On March 19, 2014, we issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non–related parties. During the year ended December 31, 2015, we recorded the first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014.  The notes carry interest at 8% and are due on the date that is two years from the execution and funding of the note.  The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. At March 31, 2017, these convertible notes payable, at fair value, was recorded at $2,546.

•

During June 2016, we issued a Convertible Debenture in the amount of $72,000 to a non–related party as a result of debt sale. The Note carries interest at 8% and is due on June 20, 2017, unless previously converted into shares of restricted common stock. The convertible note’s holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty–five percent (55%) of the average of the three lowest VWAP prices of our Common Stock for the fifteen trading days preceding the conversion date. At March 31, 2017, the convertible notes payable, at fair value, was recorded at $154,156.

•

On March 3, 2016, we issued a “Back–end Note” in the amount of $100,000 to Coventry Enterprises, LLC (“Coventry”). The Note was funded on September 8, 2016. The note carries interest at 8% and is due on March 3, 2017, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a fifty–five percent (55%) of average of the three lowest closing bid of our Common Stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. During March 2017, the Noteholder made a conversion of 15,500,000 shares of the company’s restricted stock satisfying the Note of $43,400 with a fair value of $78,909 (See Note 6). At March 31, 2017, the convertible note payable, at fair value, was recorded at $130,861. The Note is in default.

•

On March 31, 2017, we issued another convertible denture in the amount of $80,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 8% and is due on March 30, 2018, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a fifty–five percent (55%) of the of the lowest closing bid price of our Common Stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day–one derivative loss of $108,021. At March 31, 2017, the convertible note payable, at fair value, was recorded at $186,429. At March 31, 2017, the convertible note payable, at fair value, was recorded at $130,861. The note carries an additional “Back–end Note” with the same terms as the original note that enables the lender to lend the Company another $80,000.

On March 31, 2017, in connection with the issuance of a convertible note of $80,000, we granted three–year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.005 per share. The warrants were valued at their fair value of $24,017 using the Black–Scholes method on March 31, 2017. The warrants expire on March 30, 2020 (See Note 7).

•

During April 2016, we entered into a loan agreement with Greentree Financial Group, Inc. (“Greentree”) in connection with a bridge financing transaction, consisting of certain unsecured convertible promissory notes in principal amount up to $250,000, the first tranche of $50,000 was funded during April 2016 and matures one year from the funding of the Note. The conversion price is lower of $0.10 per share or 60% of the average of the three lowest volume weighted average prices for the ten consecutive trading days immediately prior to but not including the conversion date. In connection with the issuance of the convertible note payable, we recorded a day–one derivative loss of $39,089. During November 2016, the Noteholder made a conversion of 5,274,262 shares of our restricted stock satisfying the Note of $25,000 with a fair value of $44,008.  During January 2017, the Noteholder made a conversion of 5,980,861 shares of the company’s restricted stock satisfying the remaining Note of $25,000 in full with a fair value of $47,569(See Note 6).

•

On March 28, 2016, we signed an expansion agreement with Brewer and Associates Consulting, LLC (“B+A”) to the original consulting agreement dated on October 15, 2015 for consulting services for twelve months for a monthly fee of $7,000. To relieve our cash obligation of $36,000 per original agreement, we issued three convertible notes for a total of $120,000 which includes the fees due under the original agreement and the new monthly fees due under the expansion agreement. One of the three convertible notes for $40,000 was issued to Greentree, and the other two convertible notes payable for a total of $80,000 were issued to B+A in April 2016.

The $40,000 Note to Greentree bears annual interest rate of 12% and conversion price is the lower of $0.10 per share or 60% of the average of the three lowest volume weighted average prices for the ten consecutive trading days immediately prior to but not including the conversion date. In October 2016, Greentree made conversions of a total of 8,603,469 shares satisfying the note payable and accrued interest in full.

The $80,000 Notes to B+A bear annual interest rate of 10% and conversion price is equal to 60% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. At March 31, 2017, the convertible notes payable, at fair value, was recorded at $146,909.

•

During June 2016, the notes payable of $50,000 originated in January 2016 with accrued interest of $4,800 was assigned and sold to a non–related party in the form of a Convertible Redeemable Note (See Note 5(2)). The note carries interest at 8% and is due on June 16, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty–five percent (55%) of the average of the three lowest VWAP prices of our Common Stock for the fifteen trading days preceding  the conversion date. At March 31, 2017, the balance of $54,800, at fair value, was recorded at $117,285.

•

During July 2016, we issued a convertible note to a non–related party in the amount of $50,000 bearing monthly interest at a rate of 2.0%. The note holder has the right to convert the notes into shares of Common Stock at a price of $0.05. The note is due in six months from the execution and funding of the note. In connection with the issuance of this note, we issued 300,000 shares of our common stock (See Note 6). We recorded a debt discount in the amount of $2,345 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid–in capital. The debt discount was fully amortized. The remaining discount of $1,345 was amortized during the three–months ended March 31, 2017. The interest expense for the year ended March 31, 2017 is $5,667. At March 31, 2017, the convertible note payable at fair value net of discount is $8,479. On January 26, 2017, the principal and accrued interest was $56,567. During January 2017, 300,000 shares restricted, common stock were issued due to default on repayment (See Note 7).

During January 2017, the Note was restated with principal amount of $56,567 bearing monthly interest rate of 2.5%. The New Note of $56,567 is due on July 26, 2017 and convertible at $0.05 per share. The loan is under personal guarantee by our President and CEO, Rik Deitsch. In connection with the issuance of this note, we issued 300,000 shares of our common stock (See Note 6). We have recorded a debt discount in the amount of $2,413 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid–in capital. The debt discount is amortized over the term of the Note. The discount of $858 was amortized during the three–months ended March 31, 2017. At March 31, 2017, the convertible note payable, at fair value, was recorded at $8,307 net of discount of $1,555.

•

During August 2016, we signed a Secured & Collateralized Convertible Promissory Note for $52,500 to LG Capital Funding, LLC (“LG”). The note carries interest at 8% and is due on August 22, 2017, unless previously converted into shares of restricted common stock. LG has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price of  sixty percent (60%) of the average of the two lowest trading prices of our Common Stock for the fifteen trading days preceding  the conversion date. The note carries an additional “Back–end Note” with the same terms as the original note that enables the lender to lend to us another $52,500. During February and March 2017, LG made the conversions of a total of 20,971,375 of our restricted stock satisfying the principal balance and accrued interest in full with a fair value of $94,857.

The Back–end Note was funded during March 2017. In connection with the issuance of the convertible note payable, we recorded a day–one derivative loss of $38,404. At March 31, 2017, the convertible note payable, at fair value, was recorded at $107,002.

During February 2017, we signed a Secured & Collateralized Convertible Promissory Note for $52,500 to LG Capital Funding, LLC (“LG”). The note carries interest at 8% and is due on February 1, 2018, unless previously converted into shares of restricted common stock. LG has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price of  sixty percent (60%) of the average of the two lowest trading prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. The note carries an additional “Back–end Note” with the same terms as the original note that enables the lender to lend to us another $52,500. In connection with the issuance of the convertible note payable, we recorded a day–one derivative loss of $38,374. At March 31, 2017, the convertible note payable, at fair value, was recorded at $108,429.

•

During August 2016, we issued a Convertible Debenture to a non–related party in the amount of $51,000. The note carries interest at 12% and matures on May 19, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the average of the three lowest trading prices of our Common Stock for the twenty trading days preceding the conversion date. During February and March 2017, the Note holder made the conversions of a total of 19,573,258 of our restricted stock satisfying the principal balance and accrued interest in full with a fair value of $98,147.

•

During August 2016, we issued a Convertible Debenture to a non–related party in principal amount up to $225,000, the first tranche of $45,000 was funded during August 2016 and matures one year from the funding of the Note. The note carries interest at 6%. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the average of the three lowest trading prices of our Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, we recorded a day–one derivative loss of $37,932. At March 31, 2017, the convertible note payable, at fair value, was recorded at $75,450, net of debt discount of $3,000. We have recorded loan costs in the amount of $4,500 for the loan origination fees paid at inception date. The total loan cost of $4,500 was amortized over the term of the loan.  Amortization for the three–months ended March 31, 2017 was $1,838. During March, 2017, the Note holder made a conversion of 8,000,000 shares of stock satisfying $17,117 of the principal balance and $1,000 of accrued interest for a fair value of $31,167. The remaining principal balance of $27,883, at fair value, was recorded at $53,769 net of discount of $1,162.

•

The second tranche of $22,500 was funded during December 2016. We recorded loan costs in the amount of $2,250 for the loan origination fees paid at inception date. The total loan cost of $2,250 was amortized over the term of the loan.  Amortization for the three–months ended March 31, 2017 was $563. At March 31, 2017, the convertible note payable, at fair value, was recorded at $43,113, net of debt discount of $1,500.

•

During September 2016, the notes payable of $10,000 originated in December 2015 with accrued interest of $1,951 was assigned and sold to a non–related party in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on September 21, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty–five percent (55%) of the average of the three lowest closing bid prices of our Common Stock for the twenty trading days preceding  the conversion date including the date of receipt of conversion notice. At March 31, 2017, the balance of $11,951, at fair value, was recorded at $22,864.

•

During December, 2016, we issued a Convertible Debenture in the amount of $66,500 to Labrys Fund, LP (“Labrys”). The note carries interest at 12% and is due on June 6, 2017, unless previously converted into shares of restricted common stock. Labrys has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our Common Stock for the twenty trading days preceding  the conversion date. We issued 4,532,810 shares of common stock (the “Returnable Shares”) to Labrys as a commitment fee, provided, however, the Returnable Shares must be returned to our treasury if Labry elects to convert, prior to the date which is one hundred eighty (180) days following the Issue Date, all or any part of the outstanding and unpaid principal amount or interest of this Note into shares of Common Stock. In March 2017, the amendment was signed to waive Labry to return the Commitment Shares back to our treasury (See Note 6). We have recorded a debt discount of $49,861 for the fair value of stock issued on the inception date.  The total loan cost of $49,861 was amortized over the term of the loan.  Amortization for the three–months ended March 31, 2017 was $25,497. At March 31, 2017, the convertible note payable, at fair value, was recorded at $121,752, net of debt discount of $44,478.

During March 2017, we issued another Convertible Debenture in the amount of $66,500 to Labrys. The note carries interest at 12% and is due on September 10, 2017, unless previously converted into shares of restricted common stock. Labrys has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day–one derivative loss of $67,987. At March 31, 2017, the convertible note payable, at fair value, was recorded at $142,526. During April 2017, a conversion was made to satisfy a portion of the Note (See Note 9).

•

During December 2016, we issued a Convertible Debenture to a non–related party in the amount of $110,000. The note carries interest at 12% and matures on September 8, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of our Common Stock for the twenty five trading days preceding the conversion date. At March 31, 2017, the convertible note payable, at fair value, was recorded at $235,698.

•

During December 2016, we issued a Convertible Debenture to a non–related party in the amount of $67,500. The note carries interest at 12% and matures on December 8, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of the Company’s Common Stock for the twenty five trading days preceding the conversion date. At March 31, 2017, the convertible note payable, at fair value, was recorded at $146,146.

•

During December 2016, we issued a Secured & Collateralized Convertible Debenture to a non–related party in the amount of $50,000. The note carries interest at 8% and matures on December 23, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of our Common Stock for the twenty trading days including the conversion date. At March 31, 2017, the convertible note payable, at fair value, was recorded at $107,262.

•

During January 2017, we issued a Convertible Debenture in the amount of $40,000 to a non–related party. The note carries interest at 8% and is due on January 17, 2018, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note, until is no longer outstanding into shares of Common Stock at a price sixty percent of the lowest closing bid price of our Common Stock for the twenty prior trading days including the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day–one derivative loss of $30,925. At March 31, 2017, the convertible note payable, at fair value, was recorded at $85,965.

In the evaluation of these financing arrangements, we concluded that these conversion features did not meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, it requires bifurcation and liability classification, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events that are not associated with the convertible note payable.

We elected to account for these hybrid contracts under the guidance of ASC 815–15–25–4.  The fair value has been defined as the common stock equivalent value, enhanced by the fair value of the default put plus the present value of the coupon.

The holders of these convertible notes have substantial rights and protections regarding dilution if certain events, including a default were to occur. There are a number of events that could trigger a default, including but not limited to failure to pay principal or interest, failure to issue shares under the conversion feature, breach of covenants, breach of representations and warranties, appointment of a receiver or trustee, judgments, bankruptcy, delisting of common stock, failure to comply with the exchange act, liquidation, cessation of operations, failure to maintain assets, material financial statement restatement, reverse split of borrowers stock, etc. In the event of these events the lender may be entitled to receive significant amounts of additional stock above the amounts for conversion.

Furthermore, there are additional events that could cause the lender to be due additional shares of common stock above and beyond the shares due from a conversion. Some of these events include, but are not limited to a merger or consolidation of our Company, dividend distribution or spin off, dilutive issuances of our stock, etc. If the lender receives additional shares of our commons stock due to any of the foregoing events or for other reasons, then this may have an extremely dilutive effect on the existing shareholders. Such dilution would likely result in a significant drop in the per share price of our common stock. The potential dilutive nature of this note presents a very high degree of risk to us and our shareholders.

6.     STOCKHOLDERS' DEFICIT

Common Stock Issued for Services

During February 2017, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 1,500,000 shares of our restricted common stock were issued. The shares were valued at $0.0075 per share. We recorded an equity compensation charge of $1,634 during the three–months ended March 31, 2017. The remaining unrecognized compensation cost of $9,616 related to non–vested equity–based compensation will be recognized over the remaining vesting and service period.

During January 2017, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 1,000,000 shares of our restricted common stock were issued. The shares were valued at $0.0087 per share. We recorded an equity compensation charge of $1,788 during the three–months ended March 31, 2017. The remaining unrecognized compensation cost of $6,912 related to non–vested equity–based compensation will be recognized over the remaining vesting and service period.

During November 2016, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, a total of 3,000,000 shares of our restricted common stock were issued. The shares were valued at $0.012 per share. We recorded an equity compensation charge of $17,900 and $9,945 during the three–months ended March 31, 2017 and the year ended December 31, 2016. The remaining unrecognized compensation cost of $8,155 related to non–vested equity–based compensation will be recognized over the remaining vesting and service period.

During July 2016, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, a total of 4,250,000 shares of our restricted common stock were issued. The shares were valued at $0.0084 per share. We recorded an equity compensation charge of $8,803 and $17,899 during the three–months ended March 31, 2017 and the year ended December 31, 2016. The remaining unrecognized compensation cost of $8,998 related to non–vested equity–based compensation will be recognized over the remaining vesting and service period.

During July 2016, we signed agreements with a consultant to provide investor relation services for twelve months. In connection with the agreement, 500,000 shares of our restricted common stock were issued. The shares were valued at $0.0084 per share. We recorded an equity compensation charge of $1,035 and $2,156 during the three–months ended March 31, 2017 and the year ended December 31, 2016. The remaining unrecognized compensation cost of $1,059 related to non–vested equity–based compensation will be recognized over the remaining vesting and service period.

During July 2016, we signed agreements with a consultant to provide investor relation services for six months. In connection with the agreement, 1,200,000 shares of our restricted common stock were issued. The shares were valued at $0.0084 per share. We recorded an equity compensation charge of $2,499 and $7,581 during the three–months ended March 31, 2017 and the year ended December 31, 2016.

During July 2016, we signed agreements with a consultant to provide investor relation services for twelve months. In connection with the agreement, 500,000 shares of our restricted common stock were issued. The shares were valued at $0.0084 per share. We recorded an equity compensation charge of $1,036 and $2,156 during the three–months ended March 31, 2017 and the year ended December 31, 2016. The remaining unrecognized compensation cost of $1,058 related to non–vested equity–based compensation will be recognized over the remaining vesting period.

During July 2016, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, a total of 625,000 shares of our restricted common stock were issued. The shares were valued at $0.009 per share. We recorded an equity compensation charge of $1,387 and $2,543 during the three–months ended March 31, 2017 and the year ended December 31, 2016. The remaining unrecognized compensation cost of $1,695 related to non–vested equity–based compensation will be recognized over the remaining vesting period.

Common Stock Issued for Debt Modification

During March 2017, we issued a total of 50,000 restricted shares to a Note holder due to the default on repayment of the convertible note of $150,000 originated in August 2016(See Note 5). The shares were valued at fair value of $275.

In March 2017, the amendment was signed to waive Labrys’ obligation to return the 4,532,810 Returnable Shares issued as a commitment fee (See Note 5).

During January 2017, we issued a total of 300,000 restricted shares to a Note holder due to the default on repayment of the convertible note of $50,000 originated in July 2016 (See Note 5). The shares were valued at fair value of $2,520.

Common Stock Issued with Indebtedness

In January 2017, in connection with the restatement of a convertible note payable of $56,567, we issued 300,000 shares of our common stock with a fair value of $2,413 (See Note 5).

Common Stock Issued for Conversion of Debt

During March 2017, Coventry received 15,500,000 shares of our restricted stock with a fair value of $78,909 upon a $43,400 partial conversion of the $100,000 Note (See Note 5).

During March, 2017, the Note holder received 8,000,000 shares with a fair value of $31,168 upon conversion of $17,117 of the principal balance and $1,000 of accrued interest for the $45,000 Note originated in August 2016 (See Note 5).

Date	Number of shares converted	Fair Value of Debt Converted
3/2/2017	2,300,000	$9,982
3/28/2017	5,700,000	21,186

During February and March 2017, LG received 20,971,375 of our restricted stock with a fair value of $94,857 upon conversion of the $52,500 Note originated in August 2016 (See Note 5).

Date	Number of shares converted	Fair Value of Debt Converted
2/26/2017	2,681,327	$18,381
3/6/2017	4,633,425	20,760
3/13/2017	3,059,501	16,016
3/24/2017	10,597,122	39,700

During February and March 2017, the Note received 19,573,258 of our restricted stock with a fair value of $98,147 upon conversion of the $51,000 Note originated in August 2016 (See Note 5).

Date	Number of shares converted	Fair Value of Debt Converted
2/27/2017	6,250,000	$42,171
3/8/2017	8,000,000	38,234
3/28/2017	5,323,258	17,742

During January 2017, Greentree received 5,980,861 shares of our restricted stock with a fair value of $47,569 upon conversion of the remaining $25,000 of the $50,000 Note (See Note 5).

7.     STOCK OPTIONS AND WARRANTS

Common Stock Warrants

On March 31, 2017, in connection with the issuance of an $80,000, we granted three–year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.005 per share. The warrants were valued at their fair value of $24,017 using the Black–Scholes method on March 31, 2017. The warrants expire on March 30, 2020 (See Note 5).

On March 3, 2016, in connection with the issuance of a convertible note, we granted five–year warrants to purchase an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.03 per share. The warrants were valued at their fair value of $9,715 using the Black–Scholes method at March 31, 2017. The warrants expire on March 3, 2021.

On April 4, 2016, in connection with the issuance of convertible notes, we granted three–year warrants to purchase an aggregate of 4,000,000 shares of our common stock at an exercise price of $0.05 per share. The warrants were valued at their fair value of $10,128 using the Black–Scholes method at March 31, 2017. The warrants expire on April 4, 2019.

During July 2015, we issued a total of 4,400,000 shares of our restricted stock and 4,400,000 warrants to settle the outstanding commissions’ payable in aggregate of $59,000 with TCN. The shares were valued at $0.185 per share and the warrants were valued at $0.1009 per share. The warrants expired on June 30, 2016. During October, 2016, warrants were re–priced from exercise prices from $0.20 per share to an exercise price of $0.05 per share, the warrants expired on March 31, 2017.

During October, 2016, we repriced 19,685,000 from exercise prices from $0.20 per share to an exercise price of $0.05 per share, the warrants expired on March 31, 2017.

During March 2016, we issued 916,667 warrants to purchase common stock at an exercise price of $0.10 per share. The warrants expired on March 31, 2017

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the three–months ended March 31, 2017:

	Number of shares	Weighted average exercise price
Balance December 31, 2016	29,141,667	$0.03
Exercised	–	–
Issued	6,000,000	$0.005
Forfeited	(20,601,667)	–
Balance March 31, 2017	14,540,000	$0.04

The following table summarizes information about fixed–price warrants outstanding as of March 31, 2017:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2017	$0.005–1.00	14,540,000	1.39 years	$0.04

At March 31, 2017, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in–the–money”. Aggregate intrinsic value represents the value that would have been received by the holders of in–the–money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0044, closing stock price of our common stock on March 31, 2017. There were no in–the–money warrants at March 31, 2017.

9.     COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2013, we entered into an operating lease for monthly payments of approximately $3,500 for three years and expired in January 2016. In February 2016, we entered into a new operating lease for monthly payments of approximately $3,200 for three years and expires in February 2019.  Our subsidiary ReceptoPharm leases a lab requiring monthly payments of approximately $6,400 and expires August 1, 2017.

Future minimum payments under these lease agreements are as follows:

Three–months ended March 31, 2017	Total
2017	$91,501
2018	126,494
2019	91,913
2020	87,991
2021	91,379
2022	54,490
$543,768

Rent expense for the three–months ended March 31, 2017 and 2016 approximated $29,460 and $25,605, respectively.

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. The shares and note payable have not been issued as of March 31, 2017. We have accrued the $142,500 in accrued expense and equity compensation.

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of March 31, 2017, we have accrued the legal settlement amount at present value of $121,337 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

Liquid Packaging Resources, Inc. v. Nutra Pharma Corp. and Erik “Rik” Deitsch

On April 21, 2011, Nutra Pharma Corp. and its CEO, Erik Deitsch, were named as defendants in Liquid Packaging Resources, Inc. v. Nutra Pharma Corp. and Erik “Rik” Deitsch, Superior Court of Fulton County, Georgia, Civil Action No. 2011–CV–199562. Liquid Packaging Resources, Inc. (“LPR”) claimed that Nutra Pharma Corp. and Mr. Deitsch, directly or through other companies, placed orders with LPR that required LPR to purchase components from third parties. LPR sought reimbursement for those third party expenses in the amount of not less than $359,826.85 plus interest. LPR also sought punitive damages in the amount of not less than $500,000 and attorney's fees.

Mr. Deitsch and Nutra Pharma Corp. then removed the action to the United States District Court, Northern District of Georgia, Civil Action No. 11–CV–01663–ODE. After removal, LPR amended the Complaint to assert that Nutra Pharma Corp. and Mr. Deitsch were the alter egos of the alleged other companies through whom the subject orders were placed and therefore should be considered one and the same. Mr. Deitsch and Nutra Pharma Corp.  moved to dismiss the Complaint on several grounds including statute of frauds, failure to state a claim, and jurisdiction (only for Mr. Deitsch). Mr. Deitsch and Nutra Pharma Corp. believe the suit is without merit.

After September 30, 2011, at LPR's request, the parties mediated the dispute before LPR responded to the Motion to Dismiss. At the mediation, the parties worked out an agreement whereby Nutra Pharma Corp. would purchase from LPR the components LPR purchased from third parties at an amount slightly less than the principal amount of the suit and on terms acceptable to us. The agreed price was $350,000 payable over a 7 month period in equal $50,000 amounts. This agreement was reached by us because it provided tangible value in exchange for the purchase price rather than incurring the expense of litigation, which would likely be substantial and not recouped. While Nutra Pharma Corp.  had counterclaims we could assert, we believe this was a practical resolution. The settlement allowed us to take possession of the components prior to full payment and, in exchange, provided security to LPR in the form of our stock valued at $400,000 at the time of issuance. The stock can only be sold in event of a default of the payment schedule. The litigation was dismissed in August of 2011. We made the August, September and November payments (totaling $150,000) in a timely fashion. We were late for the payment due October 15, 2011 and requested an accommodation from LPR, eventually paying an extra $5,000 towards that payment. At December 31, 2011, Nutra Pharma Corp. had made total payments of $205,000 with an additional $150,000 owed. In order to allow us to skip the December payment, LPR agreed to another accommodation whereby we would pay both the December and January payment with an additional $10,000 on or before January 16, 2012. We were unable to make this payment and on January 26, 2012 signed an amended payment schedule adding an additional $15,000 for a total of $175,000 owed. Our CEO, Rik Deitsch, added additional collateral stock in a separate company that he held personally. $25,000 was paid in January, with subsequent payments of $30,000 due monthly on the 15th of March through the 15th of July, 2012. We failed to make the March payment and was subsequently called in default of the Agreement. Under the original agreement, if we are in default of the agreement, LPR has the right to sell shares of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 representing the new total cash amount due to LPR by us.

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of March 31, 2017, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to us.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action. On September 30, 2013, the Company entered into a settlement agreement with the Petitioners and the bankruptcy action was dismissed. In full and final satisfaction of all claims, the settlement agreement provides for payment to the Petitioners of a total sum of $350,000. As of March 31, 2017, $35,000 has been paid. As set forth below, the Petitioners have now filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida to recover amounts allegedly owing to them under the settlement agreement.

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

During December 2015, the Petitioner's claims and accruals for a total of $1,085,468 that have passed the statute of limitation were written off, included in the amount was the accrued salary of $815,747, officer’s loan and accrued interest for $129,466, salary and payroll tax payable of $140,255. Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, we have accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of March 31, 2017.

10.     SUBSEQUENT EVENTS

Promissory Note

During April 2017, the Note of $150,000 originated in August 2016 with accrued interest $30,250 was restated with a principal balance of $180,250 (See Note 5). The Note bears monthly interest at a rate of 2.5% and is due in six months from the restatement of the note. In connection with the restatement of this promissory note, we issued 500,000 shares of our common stock.

During April 2017, the principal and accrued interest of the two Promissory Notes originated in August 2016 totaling $200,000 ($100,000 each) to a company owned by one of our directors’ were restated. The restated principal balance of $201,818 bears interest at 12% annually and is due October 12, 2017(See Note 4).

During April 2017, we issued a Convertible Promissory Note for $33,000 to a non–related party. The note bears interest at 12% annually and is due January 30, 2018. The Holder has the right to convert the loan, beginning on the date which is one hundred eighty (180) days following the date of the Note, into common stock at a price of sixty percent (60%) of the average of the three lowest trading prices of our Common Stock for the fifteen trading days preceding the conversion date.

Due to Officer

Subsequent to March 31, 2017 through May 15, 2017, we borrowed $39,150 and repaid $13,000 to our President, Rik Deitsch and the companies owned by him. The amount owed to Mr. Deitsch and his companies at May 15, 2017 was $126,043 (See Note 4).

Common Stock Issued for Debt Conversions

During April 2017, Labry made a conversion of 13,631,346 shares of stock satisfying $21,266 of the principal balance and $2,930 of accrued interest for the Note of $66,500 originated in December 2016 (See Note 5).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the first quarter of 2017 has focused upon marketing our homeopathic drugs for the treatment of pain:

•

Nyloxin® (Stage 2 Pain)

•

Nyloxin® Extra Strength (Stage 3 Pain)

•

Pet Pain-Away™

We will continue this focus during the remainder of 2017.

During our first quarter of 2017 and thereafter, the following has occurred:

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

International Sales

We are pursuing international drug registrations in Canada, Mexico, India, Central and South America and Europe. Since European rules for homeopathic drugs are different than the rules in the US, we cannot estimate when this process will be completed. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin® in India.  We are currently working with potential Distributors in India. In February, 2015 we completed the first test shipments to India. We plan to begin active sales and marketing in India in FY2017.

On April 30, 2015 we announced that we had received notification of the acceptance of Nyloxin® by the China International Exchange and Promotive Association for Medical and Healthcare (CPAM). This process was successfully conducted by the Vancouver Commodities Group (VCG) that had been hired by Nutra Pharma to begin the process of identifying and vetting potential distributors in China. With this approval, we have been working with several groups to find a large distributor for our products in the People's Republic of China. We expect to announce a distribution partner in FY2017.

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

•

They are easy to administer.

We are currently working with consultants to develop trial protocols for a Phase I/II trial for the use of RPI-78M in the treatment of Pediatric Multiple Sclerosis. We expect to begin the trial in FY2017.

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

Results of Operations – Comparison of Three Months Periods Ended March 31, 2017 and March 31, 2016

Net sales for the three-month period ended March 31, 2017 are $16,979 compared to $37,387 for the three months period ended March 31, 2016.  The decrease in net sales is primarily attributable to the decrease in Nyloxin® sales.

Cost of sales for the three-month period ended March 31, 2017 is $7,794 compared to $7,474 for the three-month period March 31, 2016.  Our cost of sales includes the direct costs associated with Nyloxin® and Pet Pain-Away manufacturing. Our gross profit margin for the three-month period ended March 31, 2017 is $9,185 or 54.1% compared to $29,913 or 80% for the three-month period ended March 31, 2016.

Selling, general and administrative expenses (“SG&A”) increased $42,707 or 11.11% from $384,524 for the quarter ended March 31, 2016 to $427,231 for the quarter ended March 31, 2017, generally due to the increase of approximately $76,000 in consulting, legal and professional fees, offset by the decrease in stock based compensation of $34,000 or 11.6% from $70,111 for the three months period ending March 31, 2016 to $36,082 for the three months period ending March 31, 2017.

Interest expense increased $29,373 or 46.50%, from $63,167 for the quarter ended March 31, 2016 to $92,540 for the comparable 2017 period.  This increase was due to an overall increase in short term indebtedness in the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended March 31, 2017 and 2016, the liability related to these hybrid instruments fluctuated, resulting in a loss of $429,551 and $682,624, respectively.

Rental income decreased $7,409 or 100%, from $7,409 for the quarter ended March 31, 2016 to $0 for the comparable 2017 period.  This decrease was due to a sublease agreement terminated in April 2016.

Gain on settlement of debt decreased $18,172 or 100%, from the gain of $18,172 for the three months ended March 31, 2016 to the gain of $0 for the comparable 2017 period.  This decrease was due to no settlement of debts through debt sale for the three months ended March 31, 2017.

As a result of the foregoing, our net loss decreased by $134,684 or 12.5%, from $1,074,821 for the quarter ended March 31, 2016 to $940,137 for the comparable 2017 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended March 31, 2017, we have an accumulated deficit of $54,299,536 and working capital and stockholders’ deficits of $5,056,090 and $5,041,224, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of March 31, 2017, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations. At March 31, 2017, the balance due to officer and the Companies owned by him is $97,838. The loan is an unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. During the three months ended March 31, 2017, we borrowed $116,500 and repaid $74,600 to Mr. Deitsch and the Companies owned by him.

Subsequent to March 31, 2017 through May 15, 2017, we borrowed $39,150 and repaid $13,000 to our President, Rik Deitsch and the companies owned by him. The amount owed to Mr. Deitsch and his companies at May 15, 2017 was $126,043.

As of March 31, 2017, we raised $53,000 through issuance of promissory notes, and $291,500 through the issuance of convertible notes.

We expect to utilize the proceeds from these funds and additional capital to manufacture Nyloxin® and Pet Pain-Away and reduce our debt level.  We estimate that we will require approximately $240,000 to fund our existing operations and ReceptoPharm’s operations through December 31, 2017.  These costs include: (i) compensation for three (3) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

We began generating revenues from the sale of Cobroxin® in the fourth quarter of 2009 and from the sale of Nyloxin® during the first quarter of 2011.  We began generating revenues from the sale of Pet Pain-Away™ in the fourth quarter of 2014. Our ability to meet our future operating expenses is highly dependent on the amount of such future revenues.  To the extent that future revenues from the sales of Nyloxin® and Pet Pain-Away™ are insufficient to cover our operating expenses we may need to raise additional equity capital, which could result in substantial dilution to existing shareholders.  There can be no assurance that we will be able to raise sufficient equity capital to fund our working capital requirements on terms acceptable to us, or at all.  We may also seek additional loans from our officers and directors; however, there can be no assurance that we will be successful in securing such additional loans.

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

•

whether we will be successful in marketing Nyloxin®, Nyloxin® Extra Strength and Pet Pain-Away™ in our target markets and create nationwide and international visibility for our products;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2017, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2017, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of March 31, 2017. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of March 31, 2017, the Company has accrued the legal settlement amount at present value of $121,337 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of March 31, 2017, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action. On September 30, 2013, the Company entered into a settlement agreement with the Petitioners and the bankruptcy action was dismissed. In full and final satisfaction of all claims, the settlement agreement provides for payment to the Petitioners of a total sum of $350,000. As of March 31, 2017, $35,000 has been paid. As set forth below, the Petitioners have now filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida to recover amounts allegedly owing to them under the settlement agreement.

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

During December 2015, the Petitioner's claims and accruals for a total of $1,085,468 that have passed the statute of limitation were written off, included in the amount was the accrued salary of $815,747, officer’s loan and accrued interest for $129,466, salary and payroll tax payable of $140,255. Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, the Company has accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued for Services

During February 2017, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 1,500,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0075 per share. The Company recorded an equity compensation charge of $1,634 during the three months ended March 31, 2017. The remaining unrecognized compensation cost of $9,616 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

During January 2017, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 1,000,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0087 per share. The Company recorded an equity compensation charge of $1,788 during the three months ended March 31, 2017. The remaining unrecognized compensation cost of $6,912 related to non-vested equity-based compensation to be recognized by the Company over the remaining vesting period.

Common Stock Issued for Debt Modification

During March 2017, the Company issued a total of 50,000 restricted shares to a Note holder due to the default on repayment of the convertible note of $150,000 originated in August 2016. The shares were valued at fair value of $275.

In March 2017, the amendment was signed to waive Labry to return the 4,532,810 commitment shares back to the Company’s treasury for the Note of $66,500 originated in December 2016.

During January 2017, the Company issued a total of 300,000 restricted shares to a Note holder due to the default on repayment of the convertible note of $50,000 originated in July 2016. The shares were valued at fair value of $2,520.

Common Stock Issued with Debts

During April 2017, in connection with the restatement of the promissory note of $180,250, the Company issued 500,000 shares of the Company's common stocks.

In January 2017, in connection with the restatement of convertible note payable of $56,567, the Company issued 300,000 shares of the Company's common stocks with a fair value of $2,413 as part of the agreement.

Common Stock Issued for Conversion of Debt

During March 2017, Coventry made a conversion of 15,500,000 shares of the company’s restricted stock satisfying $43,400 of the Note of $100,000 funded in September 2016 with a fair value of $78,909.

During March, 2017, the Note holder made the conversions of 8,000,000 shares of stocks satisfying $17,117 of the principal balance and $1,000 of accrued interest for the Note of $45,000 originated in August 2016 with a fair value of $31,168.

Date	Number of	Fair Value of
	shares converted	Debt Converted
3/2/2017	2,300,000	$9,982
3/28/2017	5,700,000	21,186

During February and March 2017, LG made the conversions of a total of 20,971,375 of the company’s restricted stock satisfying the principal balance and accrued interest in full for the Note of $52,500 originated in August 2016 with a fair value of $94,857.

Date	Number of	Fair Value of
	shares converted	Debt Converted
2/26/2017	2,681,327	$18,381
3/6/2017	4,633,425	20,760
3/13/2017	3,059,501	16,016
3/24/2017	10,597,122	39,700

During February and March 2017, the Note holder made the conversions of a total of 19,573,258 of the company’s restricted stock satisfying the principal balance and accrued interest in full for Note of $51,000 originated in August 2016 with a fair value of $98,147.

Date	Number of	Fair Value of
	shares converted	Debt Converted
2/27/2017	6,250,000	$42,171
3/8/2017	8,000,000	38,234
3/28/2017	5,323,258	17,742

During January 2017, Greentree made a conversion of 5,980,861 shares of the company’s restricted stock satisfying the remaining $25,000 of the Note of $50,000 in full with a fair value of $47,569.

Item 3. Defaults Upon Senior Securities

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. We repaid principal balance in full as of December 31, 2016. During the three months ended March 31, 2017, we made the payment of $10,000 of the accrued interest. At March 31, 2017, we owed this director accrued interest of $134,488.

In May 2016, the Company issued a promissory note to a non-related party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. The loan is in default and negotiation of settlement. The interest expense for the three months endued March 31, 2017 is $4,500.

In June 2016, the Company issued a promissory note to a non-related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. The loan is in default and negotiation of settlement. The interest expense for the three months endued March 31, 2017 is $3,000.

On March 3, 2016, the Company issued a “Back-end Note” in the amount of $100,000 to Coventry Enterprises, LLC (“Coventry”). The Note was funded on September 8, 2016. The note carries interest at 8% and is due on March 3, 2017, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a fifty-five percent (55%) of average of the three lowest closing bid of the Company’s Common Stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. During March 2017, the Noteholder made a conversion of 15,500,000 shares of the company’s restricted stock satisfying the Note of $43,400 with a fair value of $78,909 (See Note 6). At March 31, 2017, the convertible note payable, at fair value, was recorded at $130,861. The Note is in default and negotiation of settlement.

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

NUTRA PHARMA CORP.
Registrant

Dated: May 17, 2017	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer