Form 10-Q
period 2017-06-30
NUTRA PHARMA CORP
filed 2017-08-14
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

o	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission file numbers 000–32141

NUTRA PHARMA CORP.

(Name of registrant as specified in its charter)

California	91–2021600
(State or Other Jurisdiction of Organization)	(IRS Employer Identification Number)

12538 West Atlantic Blvd., Coral Springs, Florida	33071
(Address of principal executive offices)	(Zip Code)

(954) 509–0911

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non–accelerated filer ☐	Smaller reporting company ☑
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 14, 2017, there was 1,084,952,924 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10–Q for the period ending June 30, 2017, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward–looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward–looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$5,530	$31,243
Accounts receivable	36,147	30,625
Inventory	21,270	25,562
Prepaid expenses and other current assets	57,139	97,640
Total current assets	120,086	185,070

Property and equipment, net	10,384	13,637
Other assets	15,550	15,550
Total assets	$146,020	$214,257

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,156,595	$958,027
Accrued expenses	1,002,834	1,013,615
Due to officers	263,534	52,025
Derivative warrant liability	9,047	48,504
Other debt, net of debt discount of $6,947 and $59,300, respectively	2,953,871	2,576,488
Total current liabilities	5,385,881	4,648,659
Convertible debt	–	3,474
Legal settlement liability, long term portion	–	39,020
Total liabilities	5,385,881	4,691,153

Commitments and Contingencies (See Note 9)	–	–

Stockholders' deficit:

Common stock, $0.001 par value, 2,000,000,000 shares authorized: 834,646,062 and 295,065,317 shares issued and outstanding at June 30, 2017 and December 31, 2016	834,646	295,065
Additional paid–in capital	49,340,267	48,587,438
Accumulated deficit	(55,414,774)	(53,359,399)
Total stockholders' deficit	(5,239,861)	(4,476,896)
Total liabilities and stockholders' deficit	$146,020	$214,257

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$33,179	$30,682	$50,158	$68,069
Cost of sales	10,988	10,721	18,782	18,195
Gross profit	22,191	19,961	31,376	49,874

Operating expenses:
Selling, general and administrative – including stock based compensation of $36,082 and $62,035, and $161,903 and $232,013 for the three and six months ended June 30, 2017 and 2016, respectively	437,623	628,749	864,854	1,013,272
Total operating expenses	437,623	628,749	864,854	1,013,272
Loss from Operations	(415,432)	(608,788)	(833,478)	(963,398)

Other Expenses
Rental Income	–	11,972	–	19,381
Interest expense	(78,312)	(77,812)	(170,852)	(140,979)
Change in fair value of derivatives	(607,305)	(129,563)	(1,036,856)	(812,187)
(Loss) Gain on settlement of debt, net	(14,189)	150,259	(14,189)	168,431
Total Other Expenses	(699,806)	(45,144)	(1,221,897)	(765,354)
Net loss before income taxes	(1,115,238)	(653,932)	(2,055,375)	(1,728,752)
Provision for income taxes	–	–	–	–
Net loss	$(1,115,238)	$(653,932)	$(2,055,375)	$(1,728,752)

Net loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outstanding during the period – basic and diluted	466,425,987	115,707,055	466,513,914	103,076,648

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Cash collected from customers	$95,589	$104,260
Cash paid for commission	(45,500)	(15,000)
Cash paid to suppliers	(26,785)	(11,521)
Cash paid to employees	(69,565)	(59,305)
Interest paid	(36,134)	(37,495)
Other operating cash payments	(584,861)	(549,195)
Cash collected from rental income	–	19,381
Net cash used in operating activities	(667,256)	(548,875)

Cash flows from investing activities:
Acquisition of property and equipment	–	–
Net cash used in investing activities:	–	–

Cash flows from financing activities:

Common stock sold for cash	–	55,000
Loans from officers	333,150	134,151
Repayment of officers loans	(129,900)	(85,905)
Repayments of notes payable–related party	(15,209)	(35,000)
Proceeds from convertible notes, net of debt discount of $0 and $10,870, respectively, and loan issuance cost of $0 and 7,250, respectively	400,500	200,000
Proceeds from other notes payable	98,500	479,625
Repayments of other notes payable	(45,498)	(198,258)
Net cash provided by financing activities	641,543	549,613

Net (decrease) increase in cash	(25,713)	738

Cash – beginning of period	31,243	6,890

Cash – end of period	$5,530	$7,628

Reconciliation of net loss to net cash used in operating activities:
Cash flows from operating activities:
Net loss	$(2,055,375)	$(1,728,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (Loss) on settlement of debt	14,189	(168,431)
Depreciation	3,253	4,264
Stock–based compensation	62,035	232,013
Stock issued for loan extension and accounts payable	4,440	–
Change in fair value of derivative	1,036,856	812,187
Amortization of loan discount	57,183	65,039
Changes in operating assets and liabilities:
Increase in accounts receivables	(5,522)	(8,049)
Decrease in inventory	4,292	1,751
Decrease in prepaid expenses and other assets	(1,584)	(10,536)
Increase in accounts payable	198,568	273,838
Increase (Decrease) in accrued expenses	14,409	(22,199)
Net cash used in operating activities	(667,256)	(548,875)

Supplemental Cash Flow Information:
Cash paid for interest	$36,134	$37,495
Cash paid for income taxes	$–	$–
Non cash Financing and Investing:
Note and stock issued in settlement of notes and accounts payable	$–	$164,900
Shares issued to satisfy debt	$1,240,746	$772,818
Shares issued to satisfy debt–related party	$–	$100,000
Discounts on notes payable	$4,830	$24,821

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

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

Basis of Presentation and Consolidation

The Unaudited Condensed Consolidated Financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year. Therefore, the interim Unaudited Condensed Consolidated Financial statements should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10–K.

The accompanying Unaudited Condensed Consolidated Financial Statements include the results of Nutra Pharma and its wholly–owned subsidiaries Designer Diagnostics Inc. and ReceptoPharm (collectively “the Company”, “us”, “we” or “our”). We operate as one reportable segment. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern

Our Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $55,414,774 at June 30, 2017. In addition, we have a working capital deficit of $5,265,795 and a stockholders’ deficit of $5,239,861 at June 30, 2017.

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

At June 30, 2017, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

We collect 100% of the cash proceeds from the sale of its product by its distributor, remits a portion of the cash proceeds received back to the distributor and records the sale on a net basis. In the three-months ended June 30, 2017, we collected $39,207 in gross receipts and recorded $33,179 as net sales. In the six–months ended June 30, 2017, we collected $95,589 in gross receipts and recorded $50,158 as net sales.

Accounting for Shipping and Handling Costs

We record shipping and handling costs incurred in cost of sales.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of six–months or less to be cash equivalents.

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

Inventories

Inventories, which are stated at the lower of average cost or market, and consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand.  If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write–downs are charged to cost of goods sold. Our inventory is carried net of a valuation allowance of $30,805 at June 30, 2017 and December 31, 2016.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the three-months ended June 30, 2017, there were two customers that accounted for 19% and 27% of the total revenues, respectively. For the six–months ended June 30, 2017, there were two customers that accounted for 19% and 41% of the total revenues, respectively.

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

Property and Equipment and Long–Lived Assets

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed. Depreciation is computed using the straight–line method over the estimated useful lives of the assets of 3 – 7 years.

Property and equipment consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Computer equipment	$25,120	$25,120
Furniture and fixtures	34,757	34,757
Lab equipment	44,599	44,599
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	206,921	206,921
Less: Accumulated depreciation	(196,537)	(193,284)
Property and equipment, net	$10,384	$13,637

We review our long–lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At June 30, 2017, we believe the carrying values of our long–lived assets are recoverable. Depreciation expense for the six–months ended June 30, 2017 and 2016 was $3,253 and $4,264, respectively.

Advertising

All advertising costs are expensed as incurred. Advertising costs were approximately $490 and $375 for the three-months ended June 30, 2017 and 2016, respectively. Advertising costs were approximately $1,615 and $875 for the six–months ended June 30, 2017 and 2016, respectively.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position.  At June 30, 2017, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire (which may be as much as 20 years while we have unused net operation losses), we are subject to income tax audits in the jurisdictions in which we operate. The Company’s 2013 to 2016 tax returns are subject to examination by Internal Revenue Services and State Taxing Agencies.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti–dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of June 30, 2017 and 2016, the following items were not included in dilutive loss as the effect is anti–dilutive:

	June 30, 2017	June 30, 2016
Options and warrants	13,540,000	13,294,001
Convertible notes payable	1,553,555,744	167,964,909
Total	1,567,095,744	181,258,910

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

In March 2016, the FASB issued Accounting Standards Update 2016–08 Revenue from Contracts with Customers (Topic 606) to clarify implementation guidance on principal versus agent considerations (for reporting revenue on a gross or net basis). The ASU is an amendment to Topic 606, clarifies the implementation guidance, and requires an entity to account for revenue as an agent when another entity controls the specified good or service before that good or service is transferred to the customer. This ASU is effective for annual periods beginning after December 15, 2017. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our presentation of revenue in our results of operations.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing “The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgment necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

2.     FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at June 30, 2017 are measured in accordance with FASB ASC Topic 820–10–05, Fair Value Measurements. FASB ASC Topic 820–10–05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non–financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at June 30, 2017 and December 31, 2016:

	Fair Value Measurements at June 30, 2017
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$9,047	$–	$–	$9,047
Convertible notes at fair value	$1,823,058	$–	$–	$1,823,058
	Fair Value Measurements at December 31, 2016
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$48,504	$–	$–	$48,504
Convertible notes at fair value	$1,672,728	$–	$–	$1,672,728

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the six–months ended June 30, 2017:

Description	June 30, 2017
Beginning balance	$48,504
Purchases, issuances, and settlements	24,017
Day one loss on value of hybrid instrument	–
Total (gain) included in earnings (1)	(63,474)
Ending balance	$9,047

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

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value at June 30, 2017:

				Conversion Price–Lower of Fixed Price or Percentage of VWAP for Look–back Period
Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Anti-Dilution Adjusted Price	%	Look-back Period
2017	$831,062	4%–12%	n/a	$0.0011–$0.20	40%–60%	3 to 25 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the six–months ended June 30, 2017 for the Convertible Notes:

June 30, 2017
Description
Beginning balance	$1,672,728
Purchases, issuances, and settlements	500,961
Day one loss on value of hybrid instrument	452,872
Loss from change in fair value	620,426
Conversion to common stock	(1,215,746)
Repayment in cash	(6,365)
Reclassification to promissory note	(201,818)
Ending balance	$1,823,058

3.     INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis. At June 30, 2017 and December 31, 2016, inventories were as follows:

	June 30, 2017	December 31, 2016
Raw Materials	$35,425	$36,074
Finished Goods	16,730	20,373
Inventory Reserve	(30,885)	(30,885)
Total Inventories	$21,270	$25,562

4.     DUE TO OFFICERS

At June 30, 2017 and December 31, 2016, the balance due to our officer and Companies owned by him is $263,534 and $52,025, respectively. The loan is an unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. During the six-months ended June 30, 2017, we borrowed $333,150 and repaid $129,900 to Mr. Deitsch and the Companies owned by him. During the year ended December 31, 2016, we borrowed $314,951 and repaid $319,675 to Mr. Deitsch and the Companies owned by him. In addition, Mr. Deitsch accepted a total of 15,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan in June 2016.

5.     OTHER DEBT

Other debt (Both short–term and long term) consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Note payable and Convertible note payable, at fair value– Related Party (1)	$192,974	$200,000
Notes payable – Non Related Parties (Net of discount of $6,010 and $9,584, respectively) (2)	938,776	956,950
Convertible notes payable, at fair value (Net of discount of $937 and $49,716, respectively) (3)	1,822,121	1,423,012
Ending balances	$2,953,871	$2,579,962

(1)

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. We repaid principal balance in full as of December 31, 2016. During the six–months ended June 30, 2017, we made the payment of $20,000 of the accrued interest. At June 30, 2017, we owed this director accrued interest of $128,422.

In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to one of our directors’ owned Companies. The notes carry interest at 12% annually and are due on the date that is six–months from the execution and funding of the note. During March 2017, we repaid principal balance of $6,365. The loan is in default and negotiation for settlement. Upon default in February 2017, the Notes became convertible at $0.008 per share. During April 2017, the Notes with accrued interest were restated. The restated principal balance of $201,818 bears interest at 12% annually and is due October 12, 2017. During June 2017, we repaid principal balance of $8,844. At June 30, 2017, we owed this director $192,974 with accrued interest of $5,202.

(2)

At June 30, 2017, the balance of $938,776 consisted of the following loans:

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

•

At June 30, 2017, we owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to us.

•

In April 2016, we issued a promissory note to a non–related party in the amount of $10,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. The loan is in default and negotiation of settlement. The interest expense for the six–months ended June 30, 2017 is $503.

•

In May 2016, we issued a promissory note to a non–related party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The shares were valued at $0.0050 per share. The interest expense for the six–months endued June 30, 2017 is $7,633. The loan is in default and in negotiation of settlement.

•

In June 2016, we issued a promissory note to a non–related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. The interest expense for the six–months ended June 30, 2017 is $6,033.

•

During August 2016, we issued a promissory note to a non–related party in the amount of $150,000 bearing monthly interest at a rate of 2.5%. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 100,000 shares of our common stock. We recorded a debt discount in the amount of $800 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid–in capital. The discount was fully amortized as of June 30, 2017. Amortization for the debt discount for the six–months ended June 30, 2017 was $200. The interest expense for the six–months ended June 30, 2017 is $11,250. During March 2017, we issued a total of 50,000 restricted shares due to the default on repayment. The shares were valued at a fair value of $275 (See Note 6). During April 2017, the Notes with accrued interest were restated. The restated principal balance of $180,250 bears interest at 12% annually and is due October 20, 2017. At June 30, 2017, the accrued interest is $9,000.

•

On September 26, 2016, we issued a promissory note to a non–related party in the amount of $75,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. In the event of our failure to pay the Note in a timely fashion, the Noteholder would receive 100,000 shares restricted, common stock on the date that is 10 business days after the maturity date.  The interest expense for the year ended June 30, 2017 is $3,771.

•

In October 2016, we issued a promissory note to a non–related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 600,000 shares of our common stock. We recorded a debt discount in the amount of $4,330 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid–in capital. The total discount of $4,330 was fully amortized as of June 30, 2017.  Amortization for the debt discount for the six–months ended June 30, 2017 was $2,165. The interest expense for the six–months ended June 30, 2017 was $6,033. During March 2017, we issued a total of 350,000 restricted shares due to the default on repayment. The shares were valued at a fair value of $1,645 (See Note 6).

•

During November 2016, we received a loan for a total of $150,000 from a non–related party. The loan is repaid through scheduled payments through June 2018 along with interest on average 15% annum. We have recorded loan costs in the amount of $7,875 for the loan origination fees paid at inception date. The total loan cost of $7,875 is amortized over the term of the loan.  Amortization for the six–months ended June 30, 2017 was $2,626.  At June 30, 2017, repayment of $56,145 was made. The interest expense for the six–months ended June 30, 2017 is $16,134. At June 30, 2017, the principal balance of the loan net of discount is $93,855.

•

During December 2015, our President and CEO, Mr. Deitsch, assigned $80,000 of his outstanding loan to a non–related party in the form of a Convertible Redeemable Note. The note carries interest at 4% and was due on December 7, 2016. The Note reverted back as the promissory note upon maturity date. On June 27, 2017, the Company owed principal balance of $80,000 plus accrued interest of $4,971. The total of $84,971 was assigned and sold to a non–related party in the form of a Convertible Redeemable Note (See Note 6(3)).

•

In February 2017, we issued a Convertible Promissory Note for $53,000 to a non–related party. The note carries interest at 12% annually and are due November 12, 2017. The Holder has the right to convert the loan, beginning on the date which is one hundred eighty (180) days following the date of the Note, into common stock at a price of sixty percent (60%) of the average of the three lowest trading prices of our Common Stock for the fifteen trading days preceding the conversion date. At June 30, 2017, the principal balance is $53,000 with accrued interest of $2,457.

•

In April 2017, we issued a Convertible Promissory Note for $33,000 to a non–related party. The note carries interest at 12% annually and are due January 30, 2018. The Holder has the right to convert the loan, beginning on the date which is one hundred eighty (180) days following the date of the Note, into common stock at a price of sixty percent (60%) of the average of the three lowest trading prices of our Common Stock for the fifteen trading days preceding the conversion date. At June 30, 2017, the principal balance is $33,000 with accrued interest of $781.

•

In June 2017, we issued a promissory note to a non–related party in the amount of $12,500 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. In the event of our failure to pay the Note in a timely fashion, the Noteholder would receive 100,000 shares restricted, common stock on the date that is 10 business days after the maturity date.

(3)

At June 30, 2017, the balance of $1,822,121 consisted of the following convertible loans:

•

On March 19, 2014, we issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non–related parties. During the year ended December 31, 2015, we recorded the first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014.  The notes carry interest at 8% and are due on March 19, 2018.  The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. At June 30, 2017, these convertible notes payable, at fair value, was recorded at $1,642.

•

On March 3, 2016, we issued a “Back–end Note” in the amount of $100,000 to Coventry Enterprises, LLC (“Coventry”). The Note was funded on September 8, 2016. The note carries interest at 8% and is due on March 3, 2017, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a fifty–five percent (55%) of average of the three lowest closing bid of our Common Stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. During March and May 2017, the Noteholder made conversions of a total of 47,011,483 shares of the company’s restricted stock satisfying the Note in full with a fair value of $214,795 (See Note 6).

•

On March 31, 2017, we issued another convertible denture in the amount of $80,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 8% and is due on March 30, 2018, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a fifty–five percent (55%) of the of the lowest closing bid price of our Common Stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day–one derivative loss of $108,021. At June 30, 2017, the convertible note payable, at fair value, was recorded at $181,867. The note carries an additional “Back–end Note” with the same terms as the original note that enables the lender to lend the Company another $80,000.

On June 30, 2017, in connection with the issuance of a convertible note of $80,000, we granted three–year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.005 per share. The warrants were valued at their fair value of $5,375 using the Black–Scholes method on June 30, 2017. The warrants expire on March 30, 2020 (See Note 7).

•

During April 2016, we entered into a loan agreement with Greentree Financial Group, Inc. (“Greentree”) in connection with a bridge financing transaction, consisting of certain unsecured convertible promissory notes in principal amount up to $250,000, the first tranche of $50,000 was funded during April 2016 and matures one year from the funding of the Note. The conversion price is lower of $0.10 per share or 60% of the average of the three lowest volume weighted average prices for the ten consecutive trading days immediately prior to but not including the conversion date. In connection with the issuance of the convertible note payable, we recorded a day–one derivative loss of $39,089. During November 2016, the Noteholder made a conversion of 5,274,262 shares of our restricted stock satisfying the Note of $25,000 with a fair value of $44,008.  During January and April 2017, the Noteholder made conversions of 8,248,721 shares of the company’s restricted stock satisfying the remaining Note of $25,000 and accrued interest in full with a fair value of $52,808(See Note 6). In addition, Greentree received 2,955,950 shares of our restricted stock with a fair value of $14,189. It was recorded as a loss on settlement of debt in other expenses

•

On March 28, 2016, we signed an expansion agreement with Brewer and Associates Consulting, LLC (“B+A”) to the original consulting agreement dated on October 15, 2015 for consulting services for twelve months for a monthly fee of $7,000. To relieve our cash obligation of $36,000 per original agreement, we issued three convertible notes for a total of $120,000 which includes the fees due under the original agreement and the new monthly fees due under the expansion agreement. One of the three convertible notes for $40,000 was issued to Greentree, and the other two convertible notes payable for a total of $80,000 were issued to B+A in April 2016.

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

The $80,000 Notes to B+A bear annual interest rate of 10% and conversion price is equal to 60% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. In June 2017, B+A made a conversion of 23,715,415 shares satisfying the Note of $33,917 with a fair value of $56,304 (See Note 6). At June 30, 2017, the convertible notes payable, at fair value, was recorded at $113,893. In July 2017, a conversion of portion of the Note was made (See Note 9). The loan is in default and in negotiation of settlement.

•

During June 2016, we issued a Convertible Debenture in the amount of $72,000 to a non–related party as a result of debt sale. The Note carries interest at 8% and is due on June 20, 2017, unless previously converted into shares of restricted common stock. The convertible note’s holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty–five percent (55%) of the average of the three lowest VWAP prices of our Common Stock for the fifteen trading days preceding the conversion date. At June 30, 2017, the convertible notes payable, at fair value, was recorded at $161,863. The loan is in default and in negotiation of settlement.

•

During June 2016, the notes payable of $50,000 originated in January 2016 with accrued interest of $4,800 was assigned and sold to a non–related party in the form of a Convertible Redeemable Note (See Note 5(2)). The note carries interest at 8% and is due on June 16, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty–five percent (55%) of the average of the three lowest VWAP prices of our Common Stock for the fifteen trading days preceding  the conversion date. At June 30, 2017, the balance of $54,800, at fair value, was recorded at $123,493. The loan is in default and in negotiation of settlement.

•

During July 2016, we issued a convertible note to a non–related party in the amount of $50,000 bearing monthly interest at a rate of 2.0%. The note holder has the right to convert the notes into shares of Common Stock at a price of $0.05. The note is due in six months from the execution and funding of the note. In connection with the issuance of this note, we issued 300,000 shares of our common stock (See Note 6). We recorded a debt discount in the amount of $2,345 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid–in capital. The debt discount was fully amortized. The remaining discount of $1,345 was amortized during the six–months ended June 30, 2017. The interest expense for the year ended June 30, 2017 is $5,667. On January 26, 2017, the principal and accrued interest was $56,567. During January 2017, 300,000 shares restricted, common stock were issued due to default on repayment (See Note 7).

During January 2017, the Note was restated with principal amount of $56,567 bearing monthly interest rate of 2.5%. The New Note of $56,567 is due on July 26, 2017 and convertible at $0.05 per share. The loan is under personal guarantee by our President and CEO, Rik Deitsch. In connection with the issuance of this note, we issued 300,000 shares of our common stock (See Note 6). We have recorded a debt discount in the amount of $2,413 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid–in capital. The discount of $2,413 was fully amortized during the six–months ended June 30, 2017. At June 30, 2017, the convertible note payable, at fair value, was recorded at $2,425.

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

The Back–end Note was funded during March 2017. In connection with the issuance of the convertible note payable, we recorded a day–one derivative loss of $38,404. At June 30, 2017, the convertible note payable, at fair value, was recorded at $101,907.

During February 2017, we signed a Secured & Collateralized Convertible Promissory Note for $52,500 to LG Capital Funding, LLC (“LG”). The note carries interest at 8% and is due on February 1, 2018, unless previously converted into shares of restricted common stock. LG has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price of  sixty percent (60%) of the average of the two lowest trading prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. The note carries an additional “Back–end Note” with the same terms as the original note that enables the lender to lend to us another $52,500. In connection with the issuance of the convertible note payable, we recorded a day–one derivative loss of $38,374. During May and June 2017, LG made the conversions of a total of 43,244,572 of our restricted stock satisfying the principal balance and accrued interest in full with a fair value of $106,000.

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

•

During August 2016, we issued a Convertible Debenture to a non–related party in principal amount up to $225,000, the first tranche of $45,000 was funded during August 2016 and matures one year from the funding of the Note. The note carries interest at 6%. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the average of the three lowest trading prices of our Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, we recorded a day–one derivative loss of $37,932. We have recorded loan costs in the amount of $4,500 for the loan origination fees paid at inception date. The total loan cost of $4,500 was amortized over the term of the loan.  At June 30, 2017, the loan cost was fully amortized. Amortization for the six–months ended June 30, 2017 was $3,000. During March through May, 2017, the Note holder made conversions of a total of 25,558,744 shares of stock satisfying the principal balance and accrued interest in full for a fair value of $198,451.

•

The second tranche of $22,500 was funded during December 2016. We recorded loan costs in the amount of $2,250 for the loan origination fees paid at inception date. The total loan cost of $2,250 was amortized over the term of the loan.  Amortization for the six–months ended June 30, 2017 was $1,126. During June 2017, the Note holder made conversions of a total of 18,000,000 shares of stock satisfying the principal balance of $18,050 and accrued interest of $100 for a fair value of $38,923. At June 30, 2017, the convertible note payable, at fair value, was recorded at $6,585, net of debt discount of $937.

•

During September 2016, the notes payable of $10,000 originated in December 2015 with accrued interest of $1,951 was assigned and sold to a non–related party in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on September 21, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty–five percent (55%) of the average of the three lowest closing bid prices of our Common Stock for the twenty trading days preceding  the conversion date including the date of receipt of conversion notice. During May 2017, the Note holder exercised conversion to 5,432,195 shares of stock satisfying the note in full for a fair value of $26,412

•

During December, 2016, we issued a Convertible Debenture in the amount of $66,500 to Labrys Fund, LP (“Labrys”). The note carries interest at 12% and is due on June 6, 2017, unless previously converted into shares of restricted common stock. Labrys has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our Common Stock for the twenty trading days preceding  the conversion date. We issued 4,532,810 shares of common stock (the “Returnable Shares”) to Labrys as a commitment fee, provided, however, the Returnable Shares must be returned to our treasury if Labry elects to convert, prior to the date which is one hundred eighty (180) days following the Issue Date, all or any part of the outstanding and unpaid principal amount or interest of this Note into shares of Common Stock. In March 2017, the amendment was signed to waive Labry to return the Commitment Shares back to our treasury (See Note 6). We have recorded a debt discount of $49,861 for the fair value of stock issued on the inception date.  The loan is in default. The total loan cost of $49,861 was amortized over the term of the loan.  The loan cost was fully amortized as of June 30, 2017. Amortization for the six–months ended June 30, 2017 was $44,478. During April and June 2017, the Note holder made conversions of a total of 105,342,532 shares of stock satisfying the principal balance of $63,685 and default penalty of $22,617 for a fair value of $178,514. At June 30, 2017, the convertible note payable, at fair value, was recorded at $35,043. During July 2017, a conversion was made to satisfy the remaining balance of the Note in full (See Note 9).

During March 2017, we issued another Convertible Debenture in the amount of $66,500 to Labrys. The note carries interest at 12% and is due on September 10, 2017, unless previously converted into shares of restricted common stock. Labrys has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day–one derivative loss of $67,987. At June 30, 2017, the convertible note payable, at fair value, was recorded at $136,963.

During May 2017, we issued another Convertible Debenture in the amount of $45,000 to Labrys. The note carries interest at 12% and is due on November 3, 2017, unless previously converted into shares of restricted common stock. Labrys has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our Common Stock for the twenty–five trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day–one derivative loss of $47,393. At June 30, 2017, the convertible note payable, at fair value, was recorded at $93,379.

•

During December 2016, we issued a Convertible Debenture to a non–related party in the amount of $110,000. The note carries interest at 12% and matures on September 8, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of our Common Stock for the twenty five trading days preceding the conversion date. During June 2017, the Note holder made conversions of a total of 57,000,000 shares of stock satisfying the principal balance of $34,226 and accrued interest of $7,194 for a fair value of $79,346. At June 30, 2017, the convertible note payable, at fair value, was recorded at $299,346. During July 2017, conversions were made to satisfy a portion of the Note. (See Note 9).

•

During December 2016, we issued a Convertible Debenture to a non–related party in the amount of $67,500. The note carries interest at 12% and matures on December 8, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of the Company’s Common Stock for the twenty five trading days preceding the conversion date. During June 2017, the Note holder made conversions of a total of 111,000,000 shares of stock satisfying the principal balance of $41,925 for a fair value of $123,820. At June 30, 2017, the convertible note payable, at fair value, was recorded at $90,524. During July 2017, conversions were made to satisfy a portion of the Note. (See Note 9).

•

During December 2016, we issued a Secured & Collateralized Convertible Debenture to a non–related party in the amount of $50,000. The note carries interest at 8% and matures on December 23, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of our Common Stock for the twenty trading days including the conversion date. During June 2017, the Note holder made conversions of a total of 41,913,271 shares of stock satisfying the principal balance of $20,000 and accrued interest of $812 for a fair value of $42,609. At June 30, 2017, the convertible note payable, at fair value, was recorded at $61,894. During July 2017, conversions were made in settlement of a portion of the Note. (See Note 9).

•

During January 2017, we issued a Convertible Debenture in the amount of $40,000 to a non–related party. The note carries interest at 8% and is due on January 17, 2018, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note, until is no longer outstanding into shares of Common Stock at a price sixty percent of the lowest closing bid price of our Common Stock for the twenty prior trading days including the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day–one derivative loss of $30,925. At June 30, 2017, the convertible note payable, at fair value, was recorded at $83,047.

•

During May 2017, we issued a Convertible Debenture in the amount of $64,000 to a non–related party. The note carries interest at 8% and is due on May 4, 2018, unless previously converted into shares of restricted common stock. Labrys has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day–one derivative loss of $47,762. At June 30, 2017, the convertible note payable, at fair value, was recorded at $133,975.

•

During December 2015, our President and CEO, Mr. Deitsch, assigned $80,000 of his outstanding loan to a non–related party in the form of a Convertible Redeemable Note. The note carries interest at 4% and was due on December 7, 2016. The Note reverted back as the promissory note upon maturity date. On June 27, 2017, the Company owed principal balance of $80,000 plus accrued interest of $4,971. The total of $84,971 was assigned and sold to a non–related party in the form of a Convertible Redeemable Note (See Note 6(2)). The note carries interest at 8% and is due on September 21, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty–five percent (55%) of lowest closing bid prices of our Common Stock for the twenty trading days preceding  the conversion date including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, the Company encountered a day–one derivative loss of $75,006. At June 30, 2017, the convertible note payable, at fair value, was recorded at $194,273.

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

6.     STOCKHOLDERS' DEFICIT

Common Stock Issued for Services

During February 2017, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 1,500,000 shares of our restricted common stock were issued. The shares were valued at $0.0075 per share. We recorded an equity compensation charge of $4,446 during the six–months ended June 30, 2017. The remaining unrecognized compensation cost of $6,804 related to non–vested equity–based compensation will be recognized over the remaining vesting and service period.

During January 2017, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 1,000,000 shares of our restricted common stock were issued. The shares were valued at $0.0087 per share. We recorded an equity compensation charge of $3,963 during the six–months ended June 30, 2017. The remaining unrecognized compensation cost of $4,737 related to non–vested equity–based compensation will be recognized over the remaining vesting and service period.

During November 2016, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, a total of 3,000,000 shares of our restricted common stock were issued. The shares were valued at $0.012 per share. We recorded an equity compensation charge of $26,055 and $9,945 during the six–months ended June 30, 2017 and the year ended December 31, 2016.

During July 2016, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, a total of 4,250,000 shares of our restricted common stock were issued. The shares were valued at $0.0084 per share. We recorded an equity compensation charge of $17,801 and $17,899 during the six–months ended June 30, 2017 and the year ended December 31, 2016.

During July 2016, we signed agreements with a consultant to provide investor relation services for twelve months. In connection with the agreement, 500,000 shares of our restricted common stock were issued. The shares were valued at $0.0084 per share. We recorded an equity compensation charge of $2,094 and $2,156 during the six–months ended June 30, 2017 and the year ended December 31, 2016.

During July 2016, we signed agreements with a consultant to provide investor relation services for six months. In connection with the agreement, 1,200,000 shares of our restricted common stock were issued. The shares were valued at $0.0084 per share. We recorded an equity compensation charge of $2,499 and $7,581 during the six–months ended June 30, 2017 and the year ended December 31, 2016.

During July 2016, we signed agreements with a consultant to provide investor relation services for twelve months. In connection with the agreement, 500,000 shares of our restricted common stock were issued. The shares were valued at $0.0084 per share. We recorded an equity compensation charge of $2,094 and $2,156 during the six–months ended June 30, 2017 and the year ended December 31, 2016.

During July 2016, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, a total of 625,000 shares of our restricted common stock were issued. The shares were valued at $0.009 per share. We recorded an equity compensation charge of $3,082 and $2,543 during the six–months ended June 30, 2017 and the year ended December 31, 2016.

Common Stock Issued for Debt Modification

During April 2017, we issued a total of 350,000 restricted shares to a Note holder due to the default on repayment of the promissory note of $50,000 originated in October 2016 (See Note 5). The shares were valued at fair value of $1,645.

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

In April 2017, in connection with the restatement of a promissory note payable of $180,250, we issued 500,000 shares of our common stock with a fair value of $2,413 (See Note 5).

During April 2017, 1,000,000 warrants were exercised via cashless exercise into 615,230 shares with a fair value of $3,015 (See Note 7).

Common Stock Issued for Conversion of Debt

During April, 2017, a Note holder received 5,000,000 shares of our restricted stock with a fair value of $25,000 upon conversion of $25,000 of a $75,000 promissory Note originated in May 2016.

During March and May 2017, Coventry received 47,011,483 shares of our restricted stock with a fair value of $214,795 upon conversion of a $100,000 Note (See Note 5).

Date	Number of shares converted	Fair Value of Debt Converted
3/7/2017	15,500,000	$78,909
3/31/2017	15,000,000	66,000
5/25/2017	16,511,483	69,886

During March, April, and May 2017, the Note holder received 25,558,744 shares of our restricted stock with a fair value of $198,451 upon conversion of $45,000 Note originated in August 2016 (See Note 5).

Date	Number of shares converted	Fair Value of Debt Converted
3/2/2017	2,300,000	$9,982
3/28/2017	5,700,000	21,186
4/18/2017	5,700,000	31,057
4/24/2017	5,700,000	26,717
5/11/2017	6,158,744	19,510

During February and March 2017, a Noteholder received 20,971,375 of our restricted stock with a fair value of $94,857 upon conversion of a $52,500 Note originated in August 2016 (See Note 5).

Date	Number of shares converted	Fair Value of Debt Converted
2/26/2017	2,681,327	$18,381
3/6/2017	4,633,425	20,760
3/13/2017	3,059,501	16,016
3/24/2017	10,597,122	39,700

During May and June 2017, a Noteholder received 43,244,572 of our restricted stock with a fair value of $106,000 upon conversion of a $52,500 originated in February 2017 (See Note 5).

Date	Number of shares converted	Fair Value of Debt Converted
5/4/2017	11,473,225	$55,549
5/24/2017	8,603,866	25,108
6/26/2017	23,167,481	25,343

During February and March 2017, a Noteholder received 19,573,258 of our restricted stock with a fair value of $98,147 upon conversion of a $51,000 Note originated in August 2016 (See Note 5).

Date	Number of shares converted	Fair Value of Debt Converted
2/27/2017	6,250,000	$42,171
3/8/2017	8,000,000	38,234
3/28/2017	5,323,258	17,742

During January and April 2017, a Noteholder received 105,342,531 shares of the company’s restricted stock with a fair value of $178,514 upon conversion of $63,658 of a Note of $66,500 and default penalty of $22,617 (See Note 5).

Date	Number of shares converted	Fair Value of Debt Converted
4/25/2017	13,631,346	$60,202
6/15/2017	10,679,950	20,949
6/21/2017	27,429,600	38,401
6/26/2017	27,429,750	30,173
6/29/2017	26,171,885	28,789

During April and June 2017, a Noteholder received 57,000,000 shares of our restricted stock with a fair value of $79,346 upon conversion of $34,226 of a $110,000 Note originated in December 2016 (See Note 5).

In June 2017, a Noteholder received 23,715,415 shares of our restricted stock with a fair value of $56,304 upon conversion of $33,917 of a $80,000 Note originated in April 2016 (See Note 5).

During June 2017, a Noteholder received 57,000,000 shares of our restricted stock with a fair value of $79,346 upon conversion of $34,226 of a $110,000 Note originated in December 2016 (See Note 5).

Date	Number of shares converted	Fair Value of Debt Converted
6/12/2017	19,000,000	$33,123
6/20/2017	19,000,000	26,231
6/30/2017	19,000,000	19,992

During June 2017, a Noteholder received 18,000,000 shares of our restricted stock with a fair value of $38,923 upon conversion of $18,050 of a $22,500 Note originated in December 2016 (See Note 5).

Date	Number of shares converted	Fair Value of Debt Converted
6/6/2017	9,000,000	$27,051
6/20/2017	9,000,000	11,872

During June 2017, a Noteholder received 41,913,271 shares of our restricted stock with a fair value of $42,609 upon conversion of $20,000 of a $50,000 Note originated in December 2016 (See Note 5).

Date	Number of shares converted	Fair Value of Debt Converted
6/28/2017	11,560,500	$10,158
6/29/2017	30,352,771	32,450

During June 2017, a Noteholder received 111,000,000 shares of our restricted stock with a fair value of $123,820 upon conversion of $41,925 of a $67,500 Note originated in December 2016 (See Note 5).

Date	Number of shares converted	Fair Value of Debt Converted
6/19/2017	20,000,000	$28,858
6/23/2017	28,000,000	34,433
6/27/2017	30,000,000	27,747
6/30/2017	33,000,000	32,781

7.     STOCK OPTIONS AND WARRANTS

Common Stock Warrants

On March 31, 2017, in connection with the issuance of an $80,000 Note, we granted three–year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.005 per share. The warrants were valued at their fair value of $5,376 using the Black–Scholes method on June 30, 2017. The warrants expire on March 30, 2020 (See Note 5).

On March 3, 2016, in connection with the issuance of a convertible note, we granted five–year warrants to purchase an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.03 per share. The warrants were valued at their fair value of $2,171 using the Black–Scholes method at June 30, 2017. The warrants expire on March 3, 2021.

On April 4, 2016, in connection with the issuance of convertible notes, we granted three–year warrants to purchase an aggregate of 4,000,000 shares of our common stock at an exercise price of $0.05 per share. The warrants were valued at their fair value of $1,482 using the Black–Scholes method at June 30, 2017. The warrants expire on April 4, 2019.

During July 2015, we issued a total of 4,400,000 shares of our restricted stock and 4,400,000 warrants to settle outstanding commissions’ payable in aggregate of $59,000 with TCN. The shares were valued at $0.185 per share and the warrants were valued at $0.1009 per share. The warrants expired on June 30, 2016. During October, 2016, warrants were re–priced from exercise prices from $0.20 per share to an exercise price of $0.05 per share, the warrants expired on March 31, 2017.

During October, 2016, we repriced 19,685,000 from exercise prices from $0.20 per share to an exercise price of $0.05 per share, the warrants expired on March 31, 2017.

During March 2016, we issued 916,667 warrants to purchase common stock at an exercise price of $0.10 per share. The warrants expired on March 31, 2017.

During April 2015, we issued a total of 1,000,000 two year warrants to the notes holders to purchase common stock at an exercise price of $0.35 per share. During April 2017, 1,000,000 warrants were exercised via cashless exercise into 615,230 shares with a fair value of $3,015 (See Note 6).

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the six–months ended June 30, 2017:

	Number Of shares	Weighted average exercise price
Balance December 31, 2016	29,141,667	$0.03
Exercised	(1,000,000)	0.002
Issued	6,000,000	$0.005
Forfeited	(20,601,667)	–
Balance June 30, 2017	13,540,000	$0.023

The following table summarizes information about fixed–price warrants outstanding as of June 30, 2017:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2017	$0.005–1.00	13,540,000	2.24 years	$0.023

At June 30, 2017, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in–the–money”. Aggregate intrinsic value represents the value that would have been received by the holders of in–the–money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0011, closing stock price of our common stock on June 30, 2017. There were no in–the–money warrants at June 30, 2017.

9.     COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2013, we entered into a three–year operating lease for monthly payments of approximately $3,500 which expired in January 2016. In February 2016, we entered into a new three–year operating lease for monthly payments of approximately $3,200 which expires in February 2019.  ReceptoPharm leases a lab and renewed its operating lease agreement for five years in July of 2012. The lease requires monthly payments of approximately $6,400 from August 1, 2012 through August 1, 2017. The lease was renewed in February 2016 for another five years beginning August 1, 2017.

Future minimum payments under these lease agreements are as follows:

Six–months ended June 30, 2017	Total
2017	$61,399
2018	126,494
2019	91,913
2020	87,991
2021	91,379
2022	54,490
$513,666

Rent expense for the three-months ended June 30, 2017 and 2016 approximated $31,227 and $32,937, respectively. Rent expense for the six–months ended June 30, 2017 and 2016 approximated $60,685 and $58,544, respectively.

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. The shares and note payable have not been issued as of June 30, 2017. We have accrued the $142,500 in accrued expense and equity compensation.

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of June 30, 2017, we have accrued the legal settlement amount at present value of $94,713 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of June 30, 2017, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to us.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action. On September 30, 2013, the Company entered into a settlement agreement with the Petitioners and the bankruptcy action was dismissed. In full and final satisfaction of all claims, the settlement agreement provides for payment to the Petitioners of a total sum of $350,000. As of June 30, 2017, $35,000 has been paid. As set forth below, the Petitioners have now filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida to recover amounts allegedly owing to them under the settlement agreement.

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

During December 2015, the Petitioner's claims and accruals for a total of $1,085,468 that have passed the statute of limitation were written off, included in the amount was the accrued salary of $815,747, officer’s loan and accrued interest for $129,466, salary and payroll tax payable of $140,255. Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, we have accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of June 30, 2017.

10.     SUBSEQUENT EVENTS

Promissory Note

During August 2017, the Note in the amount of $56,567 replaces and re–states the re–stated Note executed on January 26, 2017. The Note bears monthly interest at a rate of 2.5% and is due in February 2018. In connection with the restatement of this promissory note, we issued 300,000 shares of our common stock.

Common Stock Issued for Debt Conversions

During July 2017, Labry made a conversion of 33,199,136 shares of stock satisfying $2,842 of the principal balance and $11,268 of default penalty for the Note of $66,500 originated in December 2016 (See Note 5).

During July 2017, B+A made a conversion of 17,044,486 shares of stock satisfying $9,531 of the principal balance and $469 of the accrued interest for the Note of $80,000 originated in April 2016 (See Note 5).

During July 2017, the Noteholder made conversions of 111,707,145 shares of stock satisfying the remaining principal balance of $25,575 and the accrued interest in full for the Note of $67,500 originated in December 2016 (See Note 5).

During July 2017, the Noteholder made conversions of 74,473,578 shares of stock satisfying the remaining principal balance of $30,000 and the accrued interest in full for the Note of $50,000 originated in December 2016 (See Note 5).

During July 2017, the Noteholder made a conversion of 13,582,547 shares of stock satisfying the remaining principal balance of $4,450 and the accrued interest in full for the Note of $22,500 originated in December 2016 (See Note 5).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the second quarter of 2017 has focused upon marketing our homeopathic drugs for the treatment of pain:

•

Nyloxin® (Stage 2 Pain)

•

Nyloxin® Extra Strength (Stage 3 Pain)

•

Pet Pain–Away™

We will continue this focus during the remainder of 2017.

During our second quarter of 2017 and thereafter, the following has occurred:

On May 23, 2017 we announced a collaboration with International Security Group to develop our nerve agent counter measures. Nerve agents are identified as a class of phosphorus–containing organic chemicals (organophosphates) that may disrupt the transfer of messages to organs through the nerves. This disruption is caused by the over–stimulation of certain receptors on the surface of the neurons. These same receptors are the target of our drugs, which may block the action of the nerve agents or minimize the damage that they may cause.

On May 31, 2017 we announced a collaboration with the University of Maryland Bioprocess Scale–Up Facility (BSF) to optimize manufacturing processes for the production of RPI–78M for the planned upcoming clinical trials in Pediatric Multiple Sclerosis. The BSF will utilize the cloned alpha–cobratoxin gene as the raw material for the production of the recombinant drug, RPI–78M. BSF work will include process development and process optimization to develop an efficient, compliant and scalable process for the reliable production of high–quality material at a reasonable cost of goods.

On June 7, 2017 we announced that Nutra Pharma and our products were featured in an interview aired June 6 on the Univision network's Spanish–language news show, Primer Impacto (https://www.youtube.com/watch?v=owfKEkaf0QI). The interview was conducted by Kiki Garcia Montes with filming at our laboratory facility and the reptile farm that houses our cobras for venom production.

On June 21, 2017 we announced that we were expanding our product line with the introduction of Luxury Feet; an over–the–counter pain reliever and anti–inflammatory product that is designed for women who experience pain or discomfort due to wearing high heels and stilettos.

On August 3, 2017 we announced that the textbook, Multimodal Management of Canine Osteoarthritis, Second Edition, includes references to our development of cobra venom–based products for treating pain in dogs. The addition of our research in the new textbook on canine arthritis further supports the use of Pet Pain–Away among Veterinarians as an alternative to opiates and NSAIDS.

Nyloxin®/Nyloxin® Extra Strength

We offer Nyloxin®/Nyloxin® Extra Strength as our over–the–counter (OTC) pain reliever that has been clinically proven to treat moderate to severe (Stage 2) chronic pain.

Nyloxin® and Nyloxin® Extra Strength are available as a two ounce topical gel for treating joint pain and pain associated with arthritis and repetitive stress, and as a one ounce oral spray for treating lower back pain, migraines, neck aches, shoulder pain, cramps, and neuropathic pain. Both the topical gel and oral spray are packaged and sold as a one–month supply.

Nyloxin® and Nyloxin® Extra Strength offer several benefits as a pain reliever. With increasing concern about consumers using opioid and acetaminophen–based pain relievers, the Nyloxin® products provide an alternative that does not rely on opiates or non–steroidal anti–inflammatory drugs, otherwise known as NSAIDs, for their pain relieving effects. Nyloxin® also has a well–defined safety profile. Since the early 1930s, the active pharmaceutical ingredient (API) of Nyloxin®, Asian cobra venom, has been studied in more than 46 human clinical studies. The data from these studies provide clinical evidence that cobra venom provides an effective treatment for pain with few side effects and has the following benefits:

•

safe and effective;

•

all natural;

•

long–acting;

•

easy to use;

•

non–narcotic;

•

non–addictive; and

•

analgesic and anti–inflammatory.

Potential side effects from the use of Nyloxin® are rare, but may include headache, nausea, vomiting, sore throat, allergic rhinitis and coughing.

The primary difference between Nyloxin® and Nyloxin® Extra Strength is the dilution level of the venom. The approximate dilution levels for Nyloxin® and Nyloxin® Extra Strength are as follows:

Nyloxin®

•

Topical Gel: 30 mcg/mL

•

Oral Spray: 70 mcg/mL

Nyloxin® Extra Strength

•

Topical Gel: 60 mcg/mL

•

Oral Spray: 140 mcg/mL

In December 2009, we began marketing Nyloxin® and Nyloxin® Extra Strength at www.nyloxin.com. Both Nyloxin® and Nyloxin®Extra Strength are packaged in a roll–on container, squeeze bottle and as an oral spray. Additionally, Nyloxin® topical gel is available in an 8 ounce pump bottle.

In December of 2013, we announced an agreement with MyNyloxin.com for the exclusive rights to market and distribute Nyloxin® in the Network Marketing channel. MyNyloxin.com provides a business opportunity to their Distributors to earn commissions on the sale of our products through their Distributor groups. In January of 2014, we announced the first product shipments to the MyNyloxin Independent Entrepreneurs (MIEs). MyNyloxin conducts webinars, conference calls and live meetings to support recruitment of new MIEs as well as to provide product and business education. In April of 2014, we announced that MyNyloxin.com had signed an agreement that creates the MyNyloxin Telemarketing Division (MTD). MTD began their telemarketing campaign on April 7 to identify customers for Nyloxin® as well as potential Distributors for MyNyloxin.com. In June of 2014, we announced that MyNyloxin had begun rolling out a national television campaign to support Nyloxin® branding and sales. In November of 2014, MyNyloxin.com changed their name to Lumaxa. In early 2017, we created a new website for Nyloxin® and brought online sales back in–house (www.nyloxin.com).

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

Nyloxin® Military Strength

In December 2012, we announced the availability of Nyloxin® Military Strength for sale to the United States Military and Veteran's Administration. Over the past few years, the U.S. Department of Defense has been reporting an increase in the use and abuse of prescription medications, particularly opiates. In 2009, close to 3.8 million prescriptions for pain relievers were written in the military. This staggering number was more than a 400% increase from the number of prescriptions written in the military in 2001. But prescription drugs are not the only issue. The most common and seemingly harmless way to treat pain is with non steroidal, anti–inflammatory drugs (NSAIDS). But there are risks. Overuse can cause nausea, vomiting, diarrhea, heartburn, ulcers and internal bleeding. In severe cases chest pain, heart failure, kidney dysfunction and life–threatening allergic reactions can occur. It is reported that approximately 7,600 people in America die from NSAID use and some 78,000 are hospitalized. Ibuprofen, also an NSAID has been of particular concern in the military. The terms “Ranger Candy” and “Military Candy” refer to the service men and women who are said to use 800mg doses of Ibuprofen to control their pain. But when taking anti–inflammatory Ibuprofen in high doses for chronic pain, there is potential for critical health risks; abuse can lead to serious stomach problems, internal bleeding and even kidney failure. There are significantly greater health risks when abuse of this drug is combined with alcohol intake. Our goal is that with Nyloxin®, we can greatly reduce the instances of opiate abuse and overuse of NSAIDS in high risk groups like the US military. The Nyloxin®Military Strength represents the strongest version of Nyloxin® available and is approximately twice as strong as Nyloxin® Extra Strength. We are working with outside consultants to register Nyloxin® Military Strength and the other Nyloxin® products for sale to the US government and the various arms of the military as well as the Veteran's Administration. To date, we have been unable to get our products onto the Federal Supply Schedule for eventual sales to governmental agencies or to the US Military, but will continue these efforts.

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

On May 14, 2015 we announced that we had engaged the Nature's Clinic to begin the process of regulatory approval of our Company's Over–the–Counter pain drug, Nyloxin® for marketing and distribution in Canada. The Nature’s Clinic has already begun setting up their Chatham, Ontario warehouse and expect to complete the approval process to begin distributing Nyloxin® by the end of 2017.

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

Pet Pain–Away™

During June of 2013, we announced the launch of our new homeopathic formula for the treatment of chronic pain in companion animals, Pet Pain–Away™. Pet Pain–Away™ is a homeopathic, non–narcotic, non–addictive, over–the–counter pain reliever, primarily aimed at treating moderate to severe chronic pain in companion animals. It is specifically indicated to treat pain from hip dysplasia, arthritis pain, joint pain, and general chronic pain in dogs and cats. The initial product run was completed in December of 2014 and launched through Lumaxa Distributors on December 19, 2014.

In May of 2016, we signed a license agreement to begin the process of creating an infomercial (Direct Response) campaign for Pet Pain–Away™. In November of 2016, we announced the license agreement with DEG Productions for the marketing and distribution of Pet Pain–Away globally. DEG has the ability to earn the exclusive distribution rights for the product by reaching certain sales milestones. DEG has created their own website (www.getpetpainaway.com) and began airing commercials in December of 2016. DEG is expected to ramp up their sales and marketing of Pet Pain–Away throughout 2017.

Equine Nyloxin®

In October of 2013, we announced that we were in the process of launching the newest addition to our line of homeopathic treatments for chronic pain, Equine Nyloxin®, a topical therapy for horses that is packaged as a two piece kit: Nyloxin® Topical Gel comprises Step 1 and a solution of DMSO (dimethylsulfoxide) comprises Step 2. We have been working with trainers and veterinarians in the equine industry and have already identified distributors for the product. The Equine Nyloxin® represents the Company's first topical solution for the animal market. The product is now undergoing market evaluation and is expected to be commercially available by the end of 2017.

Drug Discovery and Pipeline

Nutra Pharma is developing proprietary therapeutic protein products for the biologics market. The Company has two leading drug candidates: RPI–MN and RPI–78M.

RPI–MN

RPI–MN inhibits the entry of several viruses that are known to cause severe neurological damage in such diseases as encephalitis and Human Immunodeficiency Virus (HIV). It is being developed first for the treatment of HIV.

RPI–78M

RPI–78M is being developed for the treatment of Multiple Sclerosis (MS) and Adrenomyeloneuropathy (AMN). Other neurological and autoimmune disorders that may be served by RPI–78M include Myasthenia Gravis (MG), Rheumatoid Arthritis (RA) and Amyotrophic Lateral Sclerosis (ALS).

RPI–78M and RPI–MN contain anticholinergic peptides that recognize the same receptors as nicotine (acetylcholine receptors) but have the opposite effect. In a specific chemical process unique to Nutra Pharma, the drugs are created through a process of chemical modification.

In September, 2015 RPI–78M was granted Orphan Status by the FDA for the treatment of pediatric Multiple Sclerosis. This allows for much shorter timelines to drug approval, waiver of FDA fees (around $2.5M), rolling review and fast–track approval. Orphan status also allows for potential grant money and other funding opportunities through the clinical process.

RPI–MN and RPI–78M possess several desirable properties as drugs:

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

•

RPI–78M may be administered orally –– a first for a biologic MS drug. This will present MS patients with additional quality of life benefits by eliminating the requirement for routine injections.

•

They are easy to administer.

We are currently working with consultants to develop trial protocols for a Phase I/II trial for the use of RPI–78M in the treatment of Pediatric Multiple Sclerosis. We expect to begin the trial in FY2017.

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

We believe that our critical accounting policies and estimates include our ability to continue as a going concern, revenue recognition, accounts receivable and allowance for doubtful accounts, inventory obsolescence, accounting for long–lived assets and accounting for stock based compensation.

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

Long–Lived Assets: The carrying value of long–lived assets is reviewed annually and on a regular basis for the existence of facts and circumstances that may suggest impairment. If indicators of impairment are present, we determine whether the sum of the estimated undiscounted future cash flows attributable to the long–lived asset in question is less than its carrying amount. If less, we measure the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the impaired assets.

Derivative Financial Instrument: We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re–valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option–based simple derivative financial instruments, we use the Black–Scholes option pricing model to value the derivative instruments at inception and subsequent valuation dates. For complex embedded derivatives, we use a Dilution–Adjusted Black–Scholes method to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re–assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non–current based on whether or not net–cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Share–Based Compensation: We record share–based compensation in accordance with FASB ASC 718, Stock Compensation. FASB ASC 718 requires that the cost resulting from all share–based transactions are recorded in the financial statements over the respective service periods. It establishes fair value as the measurement objective in accounting for share–based payment arrangements and requires all entities to apply a fair–value–based measurement in accounting for share–based payment transactions with employees. FASB ASC 718 also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non–employees in share–based payment transactions.

Results of Operations – Comparison of Three Months Periods Ended June 30, 2017 and June 30, 2016

Net sales for the three–month period ended June 30, 2017 are $33,179 compared to $30,682 for the three months period ended June 30, 2016.  The increase in net sales is primarily attributable to the increase in Nyloxin® sales.

Cost of sales for the three–month period ended June 30, 2017 is $10,988 compared to $10,721 for the three–month period ended June 30, 2016.  Our cost of sales includes the direct costs associated with Nyloxin® manufacturing. Our gross profit margin for the three–month period ended June 30, 2017 is $22,191 or 66.9% compared to $19,961 or 65.1% for the three–month period ended June 30, 2016.

Selling, general and administrative expenses (“SG&A”) decreased $191,126 or 30.4% from $628,749 for the quarter ended June 30, 2016 to $437,623 for the quarter ended June 30, 2017, generally due to the decrease in stock based compensation of $125,821 or 61.7% from $161,903  for the three months period ending June 30, 2016 to $36,082 for the three months period ending June 30, 2017, and the decrease of $65,305 in legal fees, consulting, payroll, travel and professional fees.

Rental income decreased $11,972 or 100%, from $11,972 for the quarter ended June 30, 2016 to $0 for the comparable 2017 period.  This decrease was due to a sublease agreement that terminated in April 2016.

Interest expense decreased $500 or 0.64%, from 77,812 for the quarter ended June 30, 2016 to $78,312 for the comparable 2017 period.  This decrease was due to decrease in amortization of loan discounts in the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended June 30, 2017 and 2016, the liability related to these hybrid instruments fluctuated, resulting in a loss of $607,305 and $129,563, respectively.

Loss on settlement of debt and accounts payable increased $164,448 or 109%, from the gain of $150,259 for the three months ended June 30, 2016 to the loss of $14,189 for the comparable 2017 period.  This increase was due to an increase in settlement of debts and accounts payable through issuance of shares of common stock for the three months ended June 30, 2017 compared to the comparable 2016 period.

As a result of the foregoing, our net loss increased by $461,306 or 70.5%, from $653,932 for the quarter ended June 30, 2016 to $1,115,238 for the comparable 2017 period.

Comparison of Six Months Ended June 30, 2017 and June 30, 2016

Net sales for the six months ended June 30, 2017 are $50,158 compared to $68,069 for the six months ended June 30, 2016.  The decrease in net sales is primarily attributable to the decrease in Nyloxin® sales.

Cost of sales for the six months ended June 30, 2017 is $18,782 compared to $18,195 for the six months ended June 30, 2016.  Our cost of sales includes the direct costs associated with Nyloxin® manufacturing. Our gross profit margin for the six months ended June 30, 2017 is $31,376 or 62.6% compared to $49,874 or 73.3% for the six months ended June 30, 2016.

Selling, general and administrative expenses (“SG&A”) decreased  $148,418 or 14.7% from $1,013,272 for the six months ended June 30, 2016 to $864,854 for the six months ended June 30, 2017, generally due to the decrease in stock based compensation of $169,978 or 73.3% from $232,013 for the six months period ending June 30, 2016 to $62,035 for the six months period ending June 30, 2017, offset by the increase of $21,560 in legal fees, consulting, payroll, travel and professional fees.

Rental income decreased $19,381 or 100%, from $19,381 for the six months ended June 30, 2016 to $0 for the comparable 2017 period.  This decrease was due to a sublease agreement that terminated in April, 2016.

Interest expense increased $29,873 or 21.2%, from $140,979 for the six months ended June 30, 2016 to $170,852 for the comparable 2017 period.  This increase was due to an increase in amortization of loan discounts in the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016.

We carry certain of our debentures and common stock warrants at fair value. For the six months ended June 30, 2017 and 2016, the liability related to these hybrid instruments fluctuated, resulting in a loss of $1,036,856 and $812,187, respectively.

Loss on settlement of debt and accounts payable increased $182,620 or 108.4%, from the gain of $168,431 for the six months ended June 30, 2016 to the loss of $14,189 for the comparable 2017 period.  This increase was due to an increase in settlement of debts and accounts payable through issuance of shares of common stock for the six months ended June 30, 2017 compared to the comparable 2016 period.

Our net loss increased by $326,623 or 18.9%, from $1,728,752 for the six months ended June 30, 2016 to $2,055,375 for the comparable 2017 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated unaudited financial statements at June 30, 2017, we have an accumulated deficit of $55,414,774 and working capital and stockholders’ deficits of $5,265,795 and $5,239,861, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of June 30, 2017, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations. At June 30, 2017, the balance due to our officer and Companies owned by him is $263,534. The loan is an unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. During the six–months ended June 30, 2017, we borrowed $333,150 and repaid $129,900 to Mr. Deitsch and the Companies owned by him.

During the six months ended June 30, 2017, we raised $98,500 through issuance of promissory notes, and $400,500 through the issuance of convertible notes.

We expect to utilize the proceeds from these funds and additional capital to manufacture Nyloxin® and Pet Pain–Away and reduce our debt level.  We estimate that we will require approximately $240,000 to fund our existing operations and ReceptoPharm’s operations through December 31, 2017.  These costs include: (i) compensation for three (3) full–time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

We began generating revenues from the sale of Cobroxin® in the fourth quarter of 2009 and from the sale of Nyloxin® during the first quarter of 2011.  We began generating revenues from the sale of Pet Pain–Away™ in the fourth quarter of 2014. Our ability to meet our future operating expenses is highly dependent on the amount of such future revenues.  To the extent that future revenues from the sales of Nyloxin® and Pet Pain–Away™ are insufficient to cover our operating expenses we may need to raise additional equity capital, which could result in substantial dilution to existing shareholders.  There can be no assurance that we will be able to raise sufficient equity capital to fund our working capital requirements on terms acceptable to us, or at all.  We may also seek additional loans from our officers and directors; however, there can be no assurance that we will be successful in securing such additional loans.

Uncertainties and Trends

Our operations and possible revenues are dependent now and in the future upon the following factors:

•

whether Nyloxin®, Nyloxin® Extra Strength and Pet Pain–Away™ will be accepted by retail establishments where they are sold;

•

because Nyloxin® is a novel approach to the over–the–counter pain market, whether it will be accepted by consumers over conventional over–the–counter pain products;

•

whether Nyloxin® Military Strength will be successfully launched and be accepted in the marketplace;

•

whether our international drug applications will be approved and in how many countries;

•

whether we will be successful in marketing Nyloxin®, Nyloxin® Extra Strength and Pet Pain–Away™ in our target markets and create nationwide and international visibility for our products;

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

•

whether we successfully execute our planned partnering and out–licensing products or technologies;

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

Off–Balance Sheet Arrangements

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

We do not have any off–balance sheet arrangements or commitments other than those disclosed in this report that have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2017, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2017, as defined in Rule 13a–15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10–K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of June 30, 2017. In light of this, we performed additional post–closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or 15d–15 under the Exchange Act that occurred during the quarter ended June 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of June 30, 2017, the Company has accrued the legal settlement amount at present value of $94,713 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of June 30, 2017, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action. On September 30, 2013, the Company entered into a settlement agreement with the Petitioners and the bankruptcy action was dismissed. In full and final satisfaction of all claims, the settlement agreement provides for payment to the Petitioners of a total sum of $350,000. As of June 30, 2017, $35,000 has been paid. As set forth below, the Petitioners have now filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida to recover amounts allegedly owing to them under the settlement agreement.

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

During December 2015, the Petitioner's claims and accruals for a total of $1,085,468 that have passed the statute of limitation were written off, included in the amount was the accrued salary of $815,747, officer’s loan and accrued interest for $129,466, salary and payroll tax payable of $140,255. Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, the Company has accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued for Services

During February 2017, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 1,500,000 shares of our restricted common stock were issued. The shares were valued at $0.0075 per share. We recorded an equity compensation charge of $4,446 during the six–months ended June 30, 2017. The remaining unrecognized compensation cost of $6,804 related to non–vested equity–based compensation will be recognized over the remaining vesting and service period.

During January 2017, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 1,000,000 shares of our restricted common stock were issued. The shares were valued at $0.0087 per share. We recorded an equity compensation charge of $3,963 during the six–months ended June 30, 2017. The remaining unrecognized compensation cost of $4,737 related to non–vested equity–based compensation will be recognized over the remaining vesting and service period.

Common Stock Issued for Debt Modification

During April 2017, we issued a total of 350,000 restricted shares to a Note holder due to the default on repayment of the promissory note of $50,000 originated in October 2016. The shares were valued at fair value of $1,645.

During March 2017, we issued a total of 50,000 restricted shares to a Note holder due to the default on repayment of the convertible note of $150,000 originated in August 2016. The shares were valued at fair value of $275.

In March 2017, the amendment was signed to waive Labrys’ obligation to return the 4,532,810 Returnable Shares issued as a commitment fee.

During January 2017, we issued a total of 300,000 restricted shares to a Note holder due to the default on repayment of the convertible note of $50,000 originated in July 2016. The shares were valued at fair value of $2,520.

Common Stock Issued with Indebtedness

In January 2017, in connection with the restatement of a convertible note payable of $56,567, we issued 300,000 shares of our common stock with a fair value of $2,413.

In April 2017, in connection with the restatement of a promissory note payable of $180,250, we issued 500,000 shares of our common stock with a fair value of $2,413.

During April 2017, 1,000,000 warrants were exercised via cashless exercise into 615,230 shares with a fair value of $3,015.

Common Stock Issued for Conversion of Debt

During April, 2017, the Note holder received 5,000,000 shares of our restricted stock with a fair value of $25,000 upon conversion of $25,000 of a $75,000 promissory Note originated in May 2016.

During March and May 2017, a Noteholder received 47,011,483 shares of our restricted stock with a fair value of $214,795 upon conversion of a $100,000 Note.

Date	Number of shares converted	Fair Value of Debt Converted
3/7/2017	15,500,000	$78,909
3/31/2017	15,000,000	66,000
5/25/2017	16,511,483	69,886

During March, April, and May 2017, the Note holder received 25,558,744 shares of our restricted stock with a fair value of $198,451 upon conversion of $45,000 Note originated in August 2016.

Date	Number of shares converted	Fair Value of Debt Converted
3/2/2017	2,300,000	$9,982
3/28/2017	5,700,000	21,186
4/18/2017	5,700,000	31,057
4/24/2017	5,700,000	26,717
5/11/2017	6,158,744	19,510

During February and March 2017, a Noteholder received 20,971,375 of our restricted stock with a fair value of $94,857 upon conversion of a $52,500 Note originated in August 2016.

Date	Number of shares converted	Fair Value of Debt Converted
2/26/2017	2,681,327	$18,381
3/6/2017	4,633,425	20,760
3/13/2017	3,059,501	16,016
3/24/2017	10,597,122	39,700

During May and June 2017, a Noteholder received 43,244,572 of our restricted stock with a fair value of $106,000 upon conversion of a $52,500 originated in February 2017.

Date	Number of shares converted	Fair Value of Debt Converted
5/4/2017	11,473,225	$55,549
5/24/2017	8,603,866	25,108
6/26/2017	23,167,481	25,343

During February and March 2017, a Noteholder received 19,573,258 of our restricted stock with a fair value of $98,147 upon conversion of a $51,000 Note originated in August 2016.

Date	Number of shares converted	Fair Value of Debt Converted
2/27/2017	6,250,000	$42,171
3/8/2017	8,000,000	38,234
3/28/2017	5,323,258	17,742

During January and April 2017, a Noteholder received 105,342,531 shares of the company’s restricted stock with a fair value of $178,514 upon conversion of $63,658 of a $66,500 Note and a default penalty of $22,617.

Date	Number of shares converted	Fair Value of Debt Converted
4/25/2017	13,631,346	$60,202
6/15/2017	10,679,950	20,949
6/21/2017	27,429,600	38,401
6/26/2017	27,429,750	30,173
6/29/2017	26,171,885	28,789

During April and June 2017, the Noteholder received 57,000,000 shares of our restricted stock with a fair value of $79,346 upon conversion of $34,226 of a $110,000 Note originated in December 2016.

In June 2017, a Noteholder received 23,715,415 shares of our restricted stock with a fair value of $56,304 upon conversion of $33,917 of a $80,000 Note originated in April 2016.

During June 2017, a Noteholder received 57,000,000 shares of our restricted stock with a fair value of $79,346 upon conversion of $34,226 of a $110,000 Note originated in December 2016.

Date	Number of shares converted	Fair Value of Debt Converted
6/12/2017	19,000,000	$33,123
6/20/2017	19,000,000	26,231
6/30/2017	19,000,000	19,992

During June 2017, a Noteholder received 18,000,000 shares of our restricted stock with a fair value of $38,923 upon conversion of $18,050 of a $22,500 Note originated in December 2016.

Date	Number of shares converted	Fair Value of Debt Converted
6/6/2017	9,000,000	$27,051
6/20/2017	9,000,000	11,872

During June 2017, a Noteholder received 41,913,271 shares of our restricted stock with a fair value of $42,609 upon conversion of $20,000 of a $50,000 Note originated in December 2016.

Date	Number of shares converted	Fair Value of Debt Converted
6/28/2017	11,560,500	$10,158
6/29/2017	30,352,771	32,450

During June 2017, a Noteholder received 111,000,000 shares of our restricted stock with a fair value of $123,820 upon conversion of $41,925 of a $67,500 Note originated in December 2016.

Date	Number of shares converted	Fair Value of Debt Converted
6/19/2017	20,000,000	$28,858
6/23/2017	28,000,000	34,433
6/27/2017	30,000,000	27,747
6/30/2017	33,000,000	32,781

Item 3. Defaults Upon Senior Securities

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is personally guaranteed by our President and CEO, Rik Deitsch. We repaid principal balance in full as of December 31, 2016. During the six months ended June 30, 2017, we made the payment of $20,000 of the accrued interest. At June 30, 2017, we owed this director accrued interest of $128,422.

A portion of the $80,000 convertible Notes issued in April 2016 bearing annual interest rate of 10% were converted during June and July 2017. The remaining principal balance after the conversions is $36,552, which is in default and the parties are in negotiation of settlement.

During June 2016, we issued a Convertible Debenture in the amount of $72,000 to a non–related party as a result of debt sale. The Note carries interest at 8% and is due on June 20, 2017, the loan is in default and the parties are in negotiation of settlement.

During June 2016, we issued a Convertible Debenture in the amount of $54,800 to a non–related party as a result of debt sale. The note carries interest at 8% and is due on June 16, 2017. The loan is in default and the parties are in negotiation of settlement.

In April 2016, the Company issued a promissory note to a non–related party in the amount of $10,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. The loan is in default and the parties are in negotiation of settlement.

In May 2016, the Company issued a promissory note to a non–related party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. During April 2017, the Noteholder accepted 5,000,000 shares as a repayment of $25,000. The loan is in default and the parties are in negotiation of settlement

In June 2016, the Company issued a promissory note to a non–related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The loan is in default and negotiation of settlement.

In October 2016, the Company issued a promissory note to a non–related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The loan is in default and the parties are in negotiation of settlement.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Title
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRA PHARMA CORP.
Registrant

Dated: August 14, 2017	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer