Form 10-Q
period 2017-09-30
NUTRA PHARMA CORP
filed 2017-11-20
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 20, 2017, there was 1,863,417,568 shares of common stock.

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10-Q for the period ending September 30, 2017, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$–	$31,243
Accounts receivable	44,675	30,625
Inventory	20,142	25,562
Prepaid expenses and other current assets	47,354	97,640
Total current assets	112,171	185,070

Property and equipment, net	9,216	13,637
Other assets	15,550	15,550
Total assets	$136,937	$214,257

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,252,415	$958,027
Accrued expenses	1,005,009	1,013,615
Due to officers	193,359	52,025
Derivative warrant liability	6,738	48,504
Other debt, net of discount	2,722,372	2,576,488
Total current liabilities	5,179,893	4,648,659
Convertible notes	–	3,474
Legal settlement liability	–	39,020
Total liabilities	5,179,893	4,691,153

Commitments and Contingencies (See Note 9)

Stockholders’ deficit:

Common stock, $0.001 par value, 2,000,000,000 shares authorized: 1,734,652,973 and 295,065,317 shares issued and outstanding at September 30, 2017 and December 31, 2016	1,734,653	295,065
Additional paid–in capital	49,618,614	48,587,438
Accumulated deficit	(56,396,223)	(53,359,399)
Total stockholders' deficit	(5,042,956)	(4,476,896)
Total liabilities and stockholders' deficit	$136,937	$214,257

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$38,049	$70,487	$88,207	$138,556
Cost of sales	4,340	9,925	23,122	28,120
Gross profit	33,709	60,562	65,085	110,436

Operating expenses:
Selling, general and administrative – including stock based compensation of $4,985 and $120,993, and $67,020 and $353,006 for the three and nine months ended September 30, 2017 and 2016, respectively	307,232	566,578	1,172,086	1,579,850
Total operating expenses	307,232	566,578	1,172,086	1,579,850
Loss from Operations	(273,523)	(506,016)	(1,107,001)	(1,469,414)

Other Income (Expenses)
Rental Income	–	–	–	19,381
Interest expense	(95,063)	(59,453)	(265,915)	(200,432)
Change in fair value of derivatives	(612,863)	(160,563)	(1,649,719)	(972,750)
Gain (Loss) on settlement of debt, net	–	82,015	(14,189)	250,446
Other Expenses	(707,926)	(138,001)	(1,929,823)	(903,355)
Net loss before income taxes	(981,449)	(644,017)	(3,036,824)	(2,372,769)
Provision for income taxes	–	–	–	–
Net loss	$(981,449)	$(644,017)	$(3,036,824)	$(2,372,769)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of shares outstanding during the period – basic and diluted	1,429,770,513	201,274,372	1,282,194,310	136,094,680

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2017	2016
Reconciliation of net loss to net cash used in operating activities:
Cash flows from operating activities:
Net loss	$(3,036,824)	$(2,372,769)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) Loss on settlement of debt	14,189	(250,446)
Depreciation	4,421	6,421
Stock-based compensation	67,020	353,006
Stock issued for loan extension and accounts payable	4,440	342
Change in fair value of derivative	1,649,719	972,750
Amortization of loan discount	74,392	80,203
Changes in operating assets and liabilities:
Increase in accounts receivable	(14,050)	(15,788)
Decrease in inventory	5,420	2,590
(Increase) Decrease in prepaid expenses and other assets	3,216	(30,692)
Increase in accounts payable	294,388	367,797
Increase (Decrease) in accrued expenses	21,709	(81,564)
Net cash used in operating activities	(911,960)	(968,150)

Cash flows from investing activities:
Acquisition of property and equipment	–	(912)
Net cash used in investing activities:	–	(912)

Cash flows from financing activities:
Common stock sold for cash-related party	–	100,000
Common stock sold for cash	–	55,000
Loans from officers	302,350	149,951
Repayment of officers loans	(174,400)	(162,675)
Proceeds from notes payable-related party	–	200,000
Repayments of notes payable-related party	(15,209)	(35,000)
Proceeds from convertible notes, net of debt discount and loan issuance cost of $0 and $15,370, respectively	550,500	494,000
Repayment of convertible notes	(40,000)	(189,319)
Proceeds from other notes payable, net of debt discount and loan issuance cost of $28,723 and $15,375, respectively	405,500	704,625
Repayments of other notes payable	(148,024)	(334,094)
Net cash provided by financing activities	880,717	982,488

Net (decrease) increase in cash	(31,243)	13,425

Cash - beginning of period	31,243	6,890

Cash - end of period	$–	$20,315

Supplemental Cash Flow Information:
Cash paid for interest	$75,207	$91,118
Cash paid for income taxes	$–	$–
Non cash Financing and Investing:
Note and stock issued in settlement of notes and accounts payable	$–	$423,300
Shares issued to satisfy debt	$2,410,115	$1,023,345
Shares issued to satisfy debt-related party	$–	$100,000
Discounts on notes payable	$13,815	$31,502
Stock issued for additional consideration of convertible notes payable	$5,241	$–

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

Basis of Presentation and Consolidation

The Unaudited Condensed Consolidated Financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year. Therefore, the interim Unaudited Condensed Consolidated Financial statements should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K.

The accompanying Unaudited Condensed Consolidated Financial Statements include the results of Nutra Pharma and its wholly-owned subsidiaries Designer Diagnostics Inc. and ReceptoPharm (collectively “the Company”, “us”, “we” or “our”). We operate as one reportable segment. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern

Our Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $56,396,223 at September 30, 2017. In addition, we have a working capital deficit of $5,067,722 and a stockholders’ deficit of $5,042,956 at September 30, 2017.

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

At September 30, 2017, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

We collect 100% of the cash proceeds from the sale of product by our distributor and remit a portion of the cash proceeds received back to the distributor. We record product sales on a net basis.

Accounting for Shipping and Handling Costs

We record shipping and handling costs incurred in cost of sales.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three-months or less to be cash equivalents.

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

Inventories

Inventories, which are stated at the lower of average cost or market, and consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand.  If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs are charged to cost of goods sold. Our inventory is carried net of a valuation allowance of $30,805 at September 30, 2017 and December 31, 2016.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the three-months ended September 30, 2017, there were two customers that accounted for 17% and 46% of the total revenues, respectively. For the nine-months ended September 30, 2017, there were three customers that accounted for 14%, 14% and 28% of the total revenues, respectively.

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

Property and equipment consists of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Computer equipment	$25,120	$25,120
Furniture and fixtures	34,757	34,757
Lab equipment	44,599	44,599
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	206,921	206,921
Less: Accumulated depreciation	(197,705)	(193,284)
Property and equipment, net	$9,216	$13,637

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At September 30, 2017, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the nine-months ended September 30, 2017 and 2016 was $4,421 and $6,421, respectively, and $1,168 and $2,157 for the three-months ended September 30, 2017 and 2016, respectively.

Advertising

All advertising costs are expensed as incurred.  Advertising costs were approximately $400 and $2,459 for the three-months ended September 30, 2017 and 2016, respectively. Advertising costs were approximately $2,015 and $2,834 for the nine-months ended September 30, 2017 and 2016, respectively.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position.  At September 30, 2017, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of September 30, 2017 and 2016, the following items were not included in dilutive loss as the effect is anti-dilutive:

	September 30, 2017	September 30, 2016
Options and warrants	13,540,000	9,456,667
Convertible notes payable	1,762,604,798	160,089,312
Total	1,776,144,798	169,545,979

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We expect the impact of this ASU will result in the recognition of right-of-use assets and related obligations.

In March 2016, the FASB issued Accounting Standards Update 2016-08 Revenue from Contracts with Customers (Topic 606) to clarify implementation guidance on principal versus agent considerations (for reporting revenue on a gross or net basis). The ASU is an amendment to Topic 606, clarifies the implementation guidance, and requires an entity to account for revenue as an agent when another entity controls the specified good or service before that good or service is transferred to the customer. This ASU is effective for annual periods beginning after December 15, 2017. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our net presentation of revenue.

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

2.     FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at September 30, 2017 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at September 30, 2017 and December 31, 2016:

	Fair Value Measurements at September 30, 2017
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$6,738	$-	$-	$6,738
Convertible notes at fair value	$1,431,861	$-	$-	$1,431,861

	Fair Value Measurements at December 31, 2016
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$48,504	$-	$-	$48,504
Convertible notes at fair value	$1,672,728	$-	$-	$1,672,728

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the nine-months ended September 30, 2017:

Description	September 30, 2017
Beginning balance	$48,504
Purchases, issuances, and settlements	24,017
Day one loss on value of hybrid instrument	-
Total (gain) included in earnings (1)	(65,783)
Ending balance	$6,738

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

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value at September 30, 2017:

				Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Anti-Dilution Adjusted Price	%	Look-back Period
2017	$683,108	4%-12%	n/a	$0.00036-$0.20	40%-60%	3 to 25 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the nine-months ended September 30, 2017 for the Convertible Notes:

September 30, 2017
Description
Beginning balance	$1,672,728
Purchases, issuances, and settlements	650,961
Day one loss on value of hybrid instrument	935,930
Loss from change in fair value	752,539
Conversion to common stock	(2,385,114)
Repayment in cash	(46,365)
Reclassification from (to) promissory note, net	(148,818)
Ending balance	$1,431,861

3.     INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis. At September 30, 2017 and December 31, 2016, inventories were as follows:

	September 30, 2017	December 31, 2016
Raw Materials	$35,653	$36,074
Finished Goods	15,374	20,373
Inventory Reserve	(30,885)	(30,885)
Total Inventories	$20,142	$25,562

4.     DUE TO OFFICERS

At September 30, 2017 and December 31, 2016, the balance due to our officer and Companies owned by him is $193,359 and $52,025, respectively. The loan is an unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. During the nine-months ended September 30, 2017, we borrowed $302,350 and repaid $174,400 to Mr. Deitsch and the Companies owned by him. During the year ended December 31, 2016, we borrowed $314,951 and repaid $319,675 to Mr. Deitsch and the Companies owned by him. In addition, Mr. Deitsch accepted a total of 15,000,000 shares of the Company's restricted common stock as a repayment to discharge $100,000 of his outstanding loan in June 2016.

5.     OTHER DEBT

Other debt (Both short-term and long term) consists of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Note payable and Convertible note payable, at fair value– Related Party (1)	$192,974	$200,000
Notes payable – Non Related Parties (Net of discount of $28,723 and $9,584, respectively) (2)	1,097,537	956,950
Convertible notes payable, at fair value (Net of discount of $0 and $49,716, respectively) (3)	1,431,861	1,423,012
Ending balances	$2,722,372	$2,579,962

(1)

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. We repaid principal balance in full as of December 31, 2016. During the nine-months ended September 30, 2017, we made the payment of $20,000 of the accrued interest. At September 30, 2017, we owed this director accrued interest of $132,264.

In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to one of our directors’ owned Companies. The notes carry interest at 12% annually and are due on the date that is nine-months from the execution and funding of the note. During March 2017, we repaid principal balance of $6,365. The loan is in default and negotiation for settlement. Upon default in February 2017, the Notes became convertible at $0.008 per share. During April 2017, the Notes with accrued interest were restated. The restated principal balance of $201,818 bears interest at 12% annually and is due October 12, 2017. During June 2017, we repaid principal balance of $8,844. At September 30, 2017, we owed this director $192,974 with accrued interest of $11,038.

(2)

At September 30, 2017, the balance of $1,097,537 consisted of the following loans:

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

•

At September 30, 2017, we owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to us.

•

In April 2016, we issued a promissory note to a non-related party in the amount of $10,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. The loan is in default and negotiation of settlement. At September 30, 2017, the accrued interest is $1,465.

•

In May 2016, we issued a promissory note to a non-related party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The shares were valued at $0.0050 per share. At September 30, 2017, the accrued interest is $22,500. The loan is in default and in negotiation of settlement.

•

In June 2016, we issued a promissory note to a non-related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At September 30, 2017, the accrued interest is $15,700.

In August 2016, we issued a promissory note to a non-related party in the amount of $150,000 bearing monthly interest at a rate of 2.5%. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 100,000 shares of our common stock. We recorded a debt discount in the amount of $800 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The discount was fully amortized as of September 30, 2017. Amortization for the debt discount for the nine-months ended September 30, 2017 was $200. During March 2017, we issued a total of 50,000 restricted shares due to the default on repayment. The shares were valued at a fair value of $275 (See Note 6). During April 2017, the Notes with accrued interest were restated. The restated principal balance of $180,250 bears interest at 12% annually and is due October 20, 2017. In connection with this restated note, we issued 500,000 shares of our common stock. We recorded a debt discount in the amount of $2,417 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The discount was fully amortized as of September 30, 2017.  Amortization for the debt discount for the nine-months ended September 30, 2017 was $2,417. The loan is in default and in negotiation of settlement. During November 2017, we issued a total of 250,000 restricted shares due to the default on repayment (See Note 10). At September 30, 2017, the accrued interest is $24,635.

•

On September 26, 2016, we issued a promissory note to a non-related party in the amount of $75,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. The loan is in default and in negotiation of settlement. During October 2017, we issued a total of 100,000 restricted shares due to the default on repayment (See Note 10). At September 30, 2017, the accrued interest is $7,708.

•

In October 2016, we issued a promissory note to a non-related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 600,000 shares of our common stock. We recorded a debt discount in the amount of $4,330 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The total discount of $4,330 was fully amortized as of September 30, 2017.  Amortization for the debt discount for the nine-months ended September 30, 2017 was $2,165. At September 30, 2017, the accrued interest is $12,000. During March 2017, we issued a total of 350,000 restricted shares due to the default on repayment. The shares were valued at a fair value of $1,645 (See Note 6).

•

During November 2016, we received a loan for a total of $150,000 from a non-related party. The loan is repaid through scheduled payments through June 2018 along with interest on average 15% annum. We have recorded loan costs in the amount of $7,875 for the loan origination fees paid at inception date. The total loan cost of $7,875 is fully amortized over the term of the loan.  Amortization for the nine-months ended September 30, 2017 was $7,219.  At July 24, 2017, the loan was repaid in full. The interest expense for the nine-months ended September 30, 2017 is $16,134.

•

During December 2015, our President and CEO, Mr. Deitsch, assigned $80,000 of his outstanding loan to a non-related party in the form of a Convertible Redeemable Note. The note carries interest at 4% and was due on December 7, 2016. The Note reverted back as the promissory note upon maturity date. On June 27, 2017, the Company owed principal balance of $80,000 plus accrued interest of $4,971. The total of $84,971 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note (See Note 6(3)).

•

In April 2017, we issued a Convertible Promissory Note for $33,000 to a non-related party. The note carries interest at 12% annually and are due January 30, 2018. The Holder has the right to convert the loan, beginning on the date which is one hundred eighty (180) days following the date of the Note, into common stock at a price of sixty percent (60%) of the average of the three lowest trading prices of our Common Stock for the fifteen trading days preceding the conversion date. At September 30, 2017, the principal balance is $33,000 with accrued interest of $1,779.

•

In June 2017, we issued a promissory note to a non-related party in the amount of $12,500 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. In the event of our failure to pay the Note in a timely fashion, the Noteholder would receive 100,000 shares restricted, common stock on the date that is 10 business days after the maturity date.  At September 30, 2017, the accrued interest is $351.

•

During July 2017, we received a loan for a total of $200,000 from a non-related party. The loan is repaid through scheduled payments through January 2019 along with interest on average 15% annum. We have recorded loan costs in the amount of $5,500 for the loan origination fees paid at inception date. The total loan cost of $5,500 is amortized over the term of the loan.  Amortization for the nine-months ended September 30, 2017 was $1,095.  At September 30, 2017, repayment of $8,671 was made. The interest expense for the nine-months ended September 30, 2017 is $10,965. At September 30, 2017, the principal balance of the loan net of discount is $186,954.

•

In July 2017, we issued a promissory note to a non-related party in the amount of $50,000 with original issuance discount of $10,000. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 2,000,000 shares of our common stock (See Note 6). We recorded a debt discount in the amount of $4,912 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The discount is amortized over the term of the loan.  Amortization for the debt discount and original issuance discount for the nine-months ended September 30, 2017 was $2,050 and $4,170, respectively. At September 30, 2017, the principal balance of the loan net of discount is $41,308.

•

In September 2017, we issued a promissory note to a non-related party in the amount of $51,000 with original issuance discount of $8,500. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 4,000,000 shares of our common stock (See Note 6). We recorded a debt discount in the amount of $3,656 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The discount is amortized over the term of the loan.  Amortization for the debt discount and original issuance discount for the nine-months ended September 30, 2017 was $610 and $1,420, respectively. At September 30, 2017, the principal balance of the loan net of discount is $40,874.

•

In September 2017, we issued a promissory note to a non-related party in the amount of $36,000 with original issuance discount of $6,000. The note is due in one year from the execution and funding of the note. The original issuance discount is amortized over the term of the loan. Amortization for the original issuance discount for the nine-months ended September 30, 2017 was $500 At September 30, 2017, the principal balance of the loan net of discount is $30,500.

(3)

At September 30, 2017, the balance of $1,431,861 consisted of the following convertible loans:

•

On March 19, 2014, we issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. During the year ended December 31, 2015, we recorded the first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014.  The notes carry interest at 8% and are due on March 19, 2018.  The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. At September 30, 2017, these convertible notes payable, at fair value, was recorded at $1,132.

•

On March 3, 2016, we issued a “Back-end Note” in the amount of $100,000 to Coventry Enterprises, LLC (“Coventry”). The Note was funded on September 8, 2016. The note carries interest at 8% and is due on March 3, 2017, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a fifty-five percent (55%) of average of the three lowest closing bid of our Common Stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. During March and May 2017, the Noteholder made conversions of a total of 47,011,483 shares of the company’s restricted stock satisfying the Note in full with a fair value of $214,795 (See Note 6).

•

On March 31, 2017, we issued another convertible denture in the amount of $80,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 8% and is due on March 30, 2018, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a fifty-five percent (55%) of the of the lowest closing bid price of our Common Stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $108,021. At September 30, 2017, the convertible note payable, at fair value, was recorded at $181,867. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $80,000.

On September 30, 2017, in connection with the issuance of a convertible note of $80,000, we granted three-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.005 per share. The warrants were valued at their fair value of $3,623 using the Black-Scholes method on September 30, 2017. The warrants expire on March 30, 2020 (See Note 7).

•

During April 2016, we entered into a loan agreement with Greentree Financial Group, Inc. (“Greentree”) in connection with a bridge financing transaction, consisting of certain unsecured convertible promissory notes in principal amount up to $250,000, the first tranche of $50,000 was funded during April 2016 and matures one year from the funding of the Note. The conversion price is lower of $0.10 per share or 60% of the average of the three lowest volume weighted average prices for the ten consecutive trading days immediately prior to but not including the conversion date. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $39,089. During November 2016, the Noteholder made a conversion of 5,274,262 shares of our restricted stock satisfying the Note of $25,000 with a fair value of $44,008. During January and April 2017, the Noteholder made conversions of 8,248,721 shares of the company’s restricted stock satisfying the remaining Note of $25,000 and accrued interest in full with a fair value of $52,808(See Note 6). In addition, Greentree received 2,955,950 shares of our restricted stock with a fair value of $14,189. It was recorded as a loss on settlement of debt in other expenses

•

On March 28, 2016, we signed an expansion agreement with Brewer and Associates Consulting, LLC (“B+A”) to the original consulting agreement dated on October 15, 2015 for consulting services for twelve months for a monthly fee of $7,000. To relieve our cash obligation of $36,000 per original agreement, we issued three convertible notes for a total of $120,000 which includes the fees due under the original agreement and the new monthly fees due under the expansion agreement. One of the three convertible notes for $40,000 was issued to Greentree, and the other two convertible notes payable for a total of $80,000 were issued to B+A in April 2016.

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

The $80,000 Notes to B+A bear annual interest rate of 10% and conversion price is equal to 60% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. In June and July 2017, B+A made conversions of a total of 45,759,901 shares satisfying the Note of $39,376 with a fair value of $67,469 (See Note 6). At September 30, 2017, the convertible notes payable, at fair value, was recorded at $87,067. In October 2017, a conversion of portion of the Note was made (See Note 9). The loan is in default and in negotiation of settlement.

•

During June 2016, we issued a Convertible Debenture in the amount of $72,000 to a non-related party as a result of debt sale. The Note carries interest at 8% and is due on June 20, 2017, unless previously converted into shares of restricted common stock. The convertible note’s holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of our Common Stock for the fifteen trading days preceding the conversion date. At September 30, 2017, the convertible notes payable, at fair value, was recorded at $163,813. The loan is in default and in negotiation of settlement.

•

During June 2016, the notes payable of $50,000 originated in January 2016 with accrued interest of $4,800 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note (See Note 5(2)). The note carries interest at 8% and is due on June 16, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of our Common Stock for the fifteen trading days preceding  the conversion date. At September 30, 2017, the balance of $54,800, at fair value, was recorded at $124,965. The loan is in default and in negotiation of settlement.

•

During July 2016, we issued a convertible note to a non-related party in the amount of $50,000 bearing monthly interest at a rate of 2.0%. The note holder has the right to convert the notes into shares of Common Stock at a price of $0.05. The note is due in six months from the execution and funding of the note. In connection with the issuance of this note, we issued 300,000 shares of our common stock (See Note 6). We recorded a debt discount in the amount of $2,345 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The debt discount was fully amortized. The remaining discount of $1,345 was amortized during the nine-months ended September 30, 2017. The interest expense for the year ended September 30, 2017 is $5,667. On January 26, 2017, the principal and accrued interest was $56,567. During January 2017, 300,000 shares restricted, common stock were issued due to default on repayment (See Note 7).

During January 2017, the Note was restated with principal amount of $56,567 bearing monthly interest rate of 2.5%. The New Note of $56,567 is due on July 26, 2017 and convertible at $0.05 per share. The loan is under personal guarantee by our President and CEO, Rik Deitsch. In connection with the issuance of this note, we issued 300,000 shares of our common stock (See Note 6). We have recorded a debt discount in the amount of $2,413 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The discount of $2,413 was fully amortized during the nine-months ended September 30, 2017. During August 2017, the accrued interest of $8,909 was paid in full and the Note was restated with the same principal amount of $56,567 bearing monthly interest rate of 2.5%. The New Note of $56,567 is due on February 2, 2018 and convertible at $0.05 per share. In connection with the restatement of this note, we issued 300,000 shares of our common stock (See Note 6). We have recorded a debt discount in the amount of $417 to reflect the value of the common stock. The debt discount was fully amortized during the nine-months ended September 30, 2017. At September 30, 2017, the convertible note payable, at fair value, was recorded at $6,085.

•

In February 2017, we issued a Convertible Promissory Note for $53,000 to a non-related party. The note carries interest at 12% annually and are due November 12, 2017. The Holder has the right to convert the loan, beginning on the date which is one hundred eighty (180) days following the date of the Note, into common stock at a price of sixty percent (60%) of the average of the three lowest trading prices of our Common Stock for the fifteen trading days preceding the conversion date. During August 2017, the Noteholder made the conversions of a total of 85,491,054 of our restricted stock satisfying the principal balance and accrued interest in full with a fair value of $90,976.

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

The Back-end Note was funded during March 2017. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $38,404. During August 2017, LG made the conversions of a total of 106,713,358 of our restricted stock satisfying the principal balance and accrued interest in full with a fair value of $96,261.

During February 2017, we signed a Secured & Collateralized Convertible Promissory Note for $52,500 to LG Capital Funding, LLC (“LG”). The note carries interest at 8% and is due on February 1, 2018, unless previously converted into shares of restricted common stock. LG has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a price of  sixty percent (60%) of the average of the two lowest trading prices of the Company’s Common Stock for the fifteen trading days preceding  the conversion date. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend to us another $52,500. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $38,374. During May and June 2017, LG made the conversions of a total of 43,244,572 of our restricted stock satisfying the principal balance and accrued interest in full with a fair value of $106,000.

•

During August 2016, we issued a Convertible Debenture to a non-related party in the amount of $51,000. The note carries interest at 12% and matures on May 19, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the average of the three lowest trading prices of our Common Stock for the twenty trading days preceding the conversion date. During February and March 2017, the Note holder made the conversions of a total of 19,573,258 of our restricted stock satisfying the principal balance and accrued interest in full with a fair value of $98,147.

•

During August 2016, we issued a Convertible Debenture to a non-related party in principal amount up to $225,000, the first tranche of $45,000 was funded during August 2016 and matures one year from the funding of the Note. The note carries interest at 6%. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the average of the three lowest trading prices of our Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $37,932. We have recorded loan costs in the amount of $4,500 for the loan origination fees paid at inception date. The total loan cost of $4,500 was amortized over the term of the loan.  At September 30, 2017, the loan cost was fully amortized. Amortization for the nine-months ended September 30, 2017 was $3,000. During March through May, 2017, the Note holder made conversions of a total of 25,558,744 shares of stock satisfying the principal balance and accrued interest in full for a fair value of $198,451.

•

The second tranche of $22,500 was funded during December 2016. We recorded loan costs in the amount of $2,250 for the loan origination fees paid at inception date. The total loan cost of $2,250 was fully amortized over the term of the loan.  Amortization for the nine-months ended September 30, 2017 was $2,250. During June and July 2017, the Note holder made conversions of a total of 31,582,547 shares of stock satisfying the principal balance and accrued interest in full for a fair value of $53,979.

•

During September 2016, the notes payable of $10,000 originated in December 2015 with accrued interest of $1,951 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on September 21, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest closing bid prices of our Common Stock for the twenty trading days preceding  the conversion date including the date of receipt of conversion notice. During May 2017, the Note holder exercised conversion to 5,432,195 shares of stock satisfying the note in full for a fair value of $26,412

•

During December, 2016, we issued a Convertible Debenture in the amount of $66,500 to Labrys Fund, LP (“Labrys”). The note carries interest at 12% and is due on June 6, 2017, unless previously converted into shares of restricted common stock. Labrys has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our Common Stock for the twenty trading days preceding  the conversion date. We issued 4,532,810 shares of common stock (the “Returnable Shares”) to Labrys as a commitment fee, provided, however, the Returnable Shares must be returned to our treasury if Labry elects to convert, prior to the date which is one hundred eighty (180) days following the Issue Date, all or any part of the outstanding and unpaid principal amount or interest of this Note into shares of Common Stock. In March 2017, the amendment was signed to waive Labry to return the Commitment Shares back to our treasury (See Note 6). We have recorded a debt discount of $49,861 for the fair value of stock issued on the inception date.  The loan is in default. The total loan cost of $49,861 was amortized over the term of the loan.  The loan cost was fully amortized as of September 30, 2017. Amortization for the nine-months ended September 30, 2017 was $44,478. During April through July 2017, the Note holder made conversions of a total of 138,541,668 shares of stock satisfying the principal balance of $66,500 and default penalty of $22,617 in full for a fair value of $218,353 (See Note 6).

During March 2017, we issued another Convertible Debenture in the amount of $66,500 to Labrys. The note carries interest at 12% and is due on September 10, 2017, unless previously converted into shares of restricted common stock. Labrys has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $67,987. During July through September 2017, the Note holder made conversions of a total of 163,760,392 shares of stock satisfying the principal balance of $46,461 and accrued interest for a fair value of $210,956 (See Note 6). At September 30, 2017, the convertible note payable, at fair value, was recorded at $55,642. During October 2017, conversions were made to satisfy the remaining balance of the Note.

During May 2017, we issued another Convertible Debenture in the amount of $45,000 to Labrys. The note carries interest at 12% and is due on November 3, 2017, unless previously converted into shares of restricted common stock. Labrys has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our Common Stock for the twenty-five trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $47,393. At September 30, 2017, the convertible note payable, at fair value, was recorded at $100,492. The loan is in default and negotiation of settlement.

•

During December 2016, we issued a Convertible Debenture to a non-related party in the amount of $110,000. The note carries interest at 12% and matures on September 8, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of our Common Stock for the twenty five trading days preceding the conversion date. During June and July 2017, the Note holder made conversions of a total of 179,800,000 shares of stock satisfying the principal balance of $63,001 and accrued interest for a fair value of $298,575. At September 30, 2017, the convertible note payable, at fair value, was recorded at $105,905.

•

During December 2016, we issued a Convertible Debenture to a non-related party in the amount of $67,500. The note carries interest at 12% and matures on December 8, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of the Company’s Common Stock for the twenty five trading days preceding the conversion date. During June and July 2017, the Note holder made conversions of a total of 222,707,390 shares of stock satisfying the principal balance and accrued interest in full for a fair value of $304,050. (See Note 6).

•

During December 2016, we issued a Secured & Collateralized Convertible Debenture to a non-related party in the amount of $50,000. The note carries interest at 8% and matures on December 23, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of our Common Stock for the twenty trading days including the conversion date. During June and July 2017, the Note holder made conversions of a total of 116,386,891 shares of stock satisfying the principal balance and accrued interest in full for a fair value of $123,121.

•

During January 2017, we issued a Convertible Debenture in the amount of $40,000 to a non-related party. The note carries interest at 8% and is due on January 17, 2018, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note, until is no longer outstanding into shares of Common Stock at a price sixty percent of the lowest closing bid price of our Common Stock for the twenty prior trading days including the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $30,925. In July 2017, the company repaid the principal balance, accrued interest and prepayment penalty of the Note in full.

•

During May 2017, we issued a Convertible Debenture in the amount of $64,000 to a non-related party. The note carries interest at 8% and is due on May 4, 2018, unless previously converted into shares of restricted common stock. Labrys has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $47,762. At September 30, 2017, the convertible note payable, at fair value, was recorded at $144,891.

•

During December 2015, our President and CEO, Mr. Deitsch, assigned $80,000 of his outstanding loan to a non-related party in the form of a Convertible Redeemable Note. The note carries interest at 4% and was due on December 7, 2016. The Note reverted back as the promissory note upon maturity date. On June 27, 2017, the Company owed principal balance of $80,000 plus accrued interest of $4,971. The total of $84,971 was assigned and sold to a non-related party in the form of a Convertible Redeemable Note (See Note 6(2)). The note carries interest at 8% and is due on September 21, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of lowest closing bid prices of our Common Stock for the twenty trading days preceding  the conversion date including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $75,006. During July and August 2017, the Note holder made conversions of a total of 164,935,000 shares of stock satisfying the principal balance of $55,325 for a fair value of $225,143. (See Note 6). At September 30, 2017, the convertible note payable, at fair value, was recorded at $73,365.

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

6.     STOCKHOLDERS' DEFICIT

Common Stock Issued for Services

During February 2017, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 1,500,000 shares of our restricted common stock were issued. The shares were valued at $0.0075 per share. We recorded an equity compensation charge of $7,256 during the nine-months ended September 30, 2017. The remaining unrecognized compensation cost of $3,994 related to non-vested equity-based compensation will be recognized over the remaining vesting and service period.

During January 2017, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 1,000,000 shares of our restricted common stock were issued. The shares were valued at $0.0087 per share. We recorded an equity compensation charge of $6,138 during the nine-months ended September 30, 2017. The remaining unrecognized compensation cost of $2,562 related to non-vested equity-based compensation will be recognized over the remaining vesting and service period.

During November 2016, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, a total of 3,000,000 shares of our restricted common stock were issued. The shares were valued at $0.012 per share. We recorded an equity compensation charge of $26,055 and $9,945 during the nine-months ended September 30, 2017 and the year ended December 31, 2016.

During July 2016, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, a total of 4,250,000 shares of our restricted common stock were issued. The shares were valued at $0.0084 per share. We recorded an equity compensation charge of $17,801 and $17,899 during the nine-months ended September 30, 2017 and the year ended December 31, 2016.

During July 2016, we signed agreements with a consultant to provide investor relation services for twelve months. In connection with the agreement, 500,000 shares of our restricted common stock were issued. The shares were valued at $0.0084 per share. We recorded an equity compensation charge of $2,094 and $2,156 during the nine-months ended September 30, 2017 and the year ended December 31, 2016.

During July 2016, we signed agreements with a consultant to provide investor relation services for six months. In connection with the agreement, 1,200,000 shares of our restricted common stock were issued. The shares were valued at $0.0084 per share. We recorded an equity compensation charge of $2,499 and $7,581 during the nine-months ended September 30, 2017 and the year ended December 31, 2016.

During July 2016, we signed agreements with a consultant to provide investor relation services for twelve months. In connection with the agreement, 500,000 shares of our restricted common stock were issued. The shares were valued at $0.0084 per share. We recorded an equity compensation charge of $2,094 and $2,156 during the nine-months ended September 30, 2017 and the year ended December 31, 2016.

During July 2016, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, a total of 625,000 shares of our restricted common stock were issued. The shares were valued at $0.009 per share. We recorded an equity compensation charge of $3,082 and $2,543 during the nine-months ended September 30, 2017 and the year ended December 31, 2016.

Common Stock Issued for Debt Modification

During April 2017, we issued a total of 350,000 restricted shares to a Note holder due to the default on repayment of the promissory note of $50,000 originated in October 2016 (See Note 5). The shares were valued at fair value of $1,645.

During March 2017, we issued a total of 50,000 restricted shares to a Note holder due to the default on repayment of the convertible note of $150,000 originated in August 2016 (See Note 5). The shares were valued at fair value of $275.

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

In July 2017, in connection with the issuance of a promissory note payable of $50,000, we issued 2,000,000 shares of our common stock with a fair value of $4,912 (See Note 5).

In August 2017, in connection with the restatement of a promissory note payable of $56,567, we issued 300,000 shares of our common stock with a fair value of $417 (See Note 5).

In September 2017, in connection with the issuance of a promissory note payable of $51,000, we issued 4,000,000 shares of our common stock with a fair value of $3,656 (See Note 5).

Common Stock Issued for Conversion of Debt

During July and August 2017, a Note holder received 164,935,000 shares of our restricted stock with a fair value of $225,143 upon conversion of $55,325 of an $84,971 Note originated in June 2017(See Note 5).

	Number of	Fair Value of
Date	shares converted	Debt Converted
7/18/2017	50,000,000	$81,016
7/27/2017	37,000,000	56,236
8/8/2017	60,000,000	73,159
8/23/2017	17,935,000	14,732

During August 2017, a Noteholder received 85,491,054 of our restricted stock with a fair value of $90,976 upon conversion of a $53,000 Note originated in February 2017 (See Note 5).

Date	Number of	Fair Value of
	shares converted	Debt Converted
8/10/2017	70,426,471	78,859
8/21/2017	15,064,583	12,117

In June and July 2017, B+A received 45,759,901 shares of our restricted stock with a fair value of $67,469 upon conversion of $39,376 of an $80,000 Note originated in April 2016 (See Note 5).

Date	Number of	Fair Value of
	shares converted	Debt Converted
6/8/2017	23,715,415	56,303
7/6/2017	17,044,486	11,166

During April, 2017, a Note holder received 5,000,000 shares of our restricted stock with a fair value of $25,000 upon conversion of $25,000 of a $75,000 promissory Note originated in May 2016.

During March and May 2017, Coventry received 47,011,483 shares of our restricted stock with a fair value of $214,795 upon conversion of a $100,000 Note (See Note 5).

Date	Number of	Fair Value of
	shares converted	Debt Converted
3/7/2017	15,500,000	$78,909
3/31/2017	15,000,000	66,000
5/25/2017	16,511,483	69,886

During March, April, and May 2017, the Note holder received 25,558,744 shares of our restricted stock with a fair value of $198,451 upon conversion of a $45,000 Note originated in August 2016 (See Note 5).

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

During May and June 2017, a Noteholder received 43,244,572 of our restricted stock with a fair value of $106,000 upon conversion of a $52,500 Note originated in February 2017 (See Note 5).

Date	Number of	Fair Value of
	shares converted	Debt Converted
5/4/2017	11,473,225	$55,549
5/24/2017	8,603,866	25,108
6/26/2017	23,167,481	25,343

During August 2017, a Noteholder received 106,713,358 of our restricted stock with a fair value of $96,261 upon conversion of a $52,500 Note originated in March 2017 (See Note 5).

Date	Number of	Fair Value of
	shares converted	Debt Converted
8/4/2017	37,138,936	$42,923
8/21/2017	69,574,422	53,338

During February and March 2017, a Noteholder received 19,573,258 of our restricted stock with a fair value of $98,147 upon conversion of a $51,000 Note originated in August 2016 (See Note 5).

Date	Number of	Fair Value of
	shares converted	Debt Converted
2/27/2017	6,250,000	$42,171
3/8/2017	8,000,000	38,234
3/28/2017	5,323,258	17,742

During April through July 2017, a Noteholder received 138,541,668 shares of the company’s restricted stock with a fair value of $218,353 upon conversion of a Note of $66,500 and default penalty of $22,617 (See Note 5).

Date	Number of	Fair Value of
	shares converted	Debt Converted
4/25/2017	13,631,346	$60,202
6/15/2017	10,679,950	20,949
6/21/2017	27,429,600	38,401
6/26/2017	27,429,750	30,173
6/29/2017	26,171,885	28,789
7/6/2017	33,199,136	39,839

During July through September 2017, a Note holder received 163,760,392 shares of the company’s restricted stock with a fair value of $210,956 upon conversion of $46,461 of a $66,500 Note originated in March 2017 (See Note 5).

Date	Number of	Fair Value of
	shares converted	Debt Converted
7/13/2017	50,650,959	$117,179
8/10/2017	21,275,000	23,486
9/13/2017	9,711,900	5,062
9/19/2017	82,122,533	65,229

During June and July 2017, a Noteholder received 179,800,000 shares of our restricted stock with a fair value of $298,575 upon conversion of $63,001 of a $110,000 Note originated in December 2016 (See Note 5).

Date	Number of	Fair Value of
	shares converted	Debt Converted
6/12/2017	19,000,000	$33,123
6/20/2017	19,000,000	26,231
6/30/2017	19,000,000	19,992
7/13/2017	19,000,000	49,517
7/19/2017	53,800,000	96,005
7/31/2017	50,000,000	73,707

During June and July 2017, a Noteholder received 31,582,547 shares of our restricted stock with a fair value of $53,979 upon conversion of a $22,500 Note originated in December 2016 (See Note 5).

Date	Number of	Fair Value of
	shares converted	Debt Converted
6/6/2017	9,000,000	$27,051
6/20/2017	9,000,000	11,872
7/5/2017	13,582,547	15,056

During June and July 2017, the Note holder made conversions of a total of 116,386,891 shares of stock satisfying the principal balance and accrued interest in full for a fair value of $123,121. During June and July 2017, a Noteholder received 116,386,891 shares of our restricted stock with a fair value of $123,121 upon conversion of a $50,000 Note originated in December 2016 (See Note 5).

Date	Number of	Fair Value of
	shares converted	Debt Converted
6/28/2017	11,560,500	$10,158
6/29/2017	30,352,771	32,450
7/5/2017	32,252,381	43,664
7/10/2017	42,221,167	36,849

During June and July 2017, the Note holder made conversions of a total of 222,707,390 shares of stock satisfying the principal balance and accrued interest in full for a fair value of $304,050.During June and July 2017, a Noteholder received 222,707,390 shares of our restricted stock with a fair value of $304,050 upon conversion of $41,925 of a $67,500 Note originated in December 2016 (See Note 5).

Date	Number of	Fair Value of
	shares converted	Debt Converted
6/19/2017	20,000,000	$28,858
6/23/2017	28,000,000	34,433
6/27/2017	30,000,000	27,747
6/30/2017	33,000,000	32,781
7/5/2017	42,960,000	55,666
7/13/2017	45,000,000	115,625
7/31/2017	23,747,390	8,941

7.     STOCK OPTIONS AND WARRANTS

Common Stock Warrants

On March 31, 2017, in connection with the issuance of an $80,000 Note, we granted three-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.005 per share. The warrants were valued at their fair value of $3,625 using the Black-Scholes method on September 30, 2017. The warrants expire on March 30, 2020 (See Note 5).

On March 3, 2016, in connection with the issuance of a convertible note, we granted five-year warrants to purchase an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.03 per share. The warrants were valued at their fair value of $1,765 using the Black-Scholes method at September 30, 2017. The warrants expire on March 3, 2021.

On April 4, 2016, in connection with the issuance of convertible notes, we granted three-year warrants to purchase an aggregate of 4,000,000 shares of our common stock at an exercise price of $0.05 per share. The warrants were valued at their fair value of $1,330 using the Black-Scholes method at September 30, 2017. The warrants expire on April 4, 2019.

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

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the nine-months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price
Balance December 31, 2016	29,141,667	$0.03
Exercised	(1,000,000)	0.002
Issued	6,000,000	$0.005
Forfeited	(20,601,667)	-
Balance September 30, 2017	13,540,000	$0.023

The following table summarizes information about fixed-price warrants outstanding as of September 30, 2017:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2017	$0.005-1.00	13,540,000	1.99 years	$0.023

At September 30, 2017, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0008, closing stock price of our common stock on September 29, 2017. There were no in-the-money warrants at September 30, 2017.

9.     COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2013, we entered into a three-year operating lease for monthly payments of approximately $3,500 which expired in January 2016. In February 2016, we entered into a new three-year operating lease for monthly payments of approximately $3,200 which expires in February 2019.  ReceptoPharm leases a lab and renewed its operating lease agreement for five years in July of 2012. The lease requires monthly payments of approximately $6,400 from August 1, 2012 through August 1, 2017. The lease was renewed in February 2016 for another five years beginning August 1, 2017.

Future minimum payments under these lease agreements are as follows:

Total
2017 (three months)	$30,819
2018	126,494
2019	91,913
2020	87,991
2021	91,379
2022	54,490
$483,086

Rent expense for the three-months ended September 30, 2017 and 2016 approximated $31,867 and $28,736, respectively. Rent expense for the nine-months ended September 30, 2017 and 2016 approximated $92,552 and $87,280, respectively.

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. The shares and note payable have not been issued as of September 30, 2017. We have accrued the $142,500 in accrued expense and equity compensation.

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of September 30, 2017, we have accrued the legal settlement amount at present value of $67,282 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of September 30, 2017, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to us.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action. On September 30, 2013, the Company entered into a settlement agreement with the Petitioners and the bankruptcy action was dismissed. In full and final satisfaction of all claims, the settlement agreement provides for payment to the Petitioners of a total sum of $350,000. As of September 30, 2017, $35,000 has been paid. As set forth below, the Petitioners have now filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida to recover amounts allegedly owing to them under the settlement agreement.

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

During December 2015, the Petitioner's claims and accruals for a total of $1,085,468 that have passed the statute of limitation were written off, included in the amount was the accrued salary of $815,747, officer’s loan and accrued interest for $129,466, salary and payroll tax payable of $140,255. Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, we have accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of September 30, 2017.

10.     SUBSEQUENT EVENTS

Common Stock Issued for Debt Conversions

During October 2017, Labry made a conversion of 86,049,332 shares of stock satisfying the remaining principal balance of $25,039 in full for the Note of $66,500 originated in March 2017 (See Note 5).

During October 2017, B+A made a conversion of 42,365,263 shares of stock satisfying $19,416 of the principal balance for the Note of $80,000 originated in April 2016 (See Note 5).

Common Stock Issued for Debt Modification

During October and November 2017, we issued a total of 350,000 restricted shares due to the default on repayment (See Note 5)

Series A Preferred Stock

Effective October 30, 2017, pursuant to authority of its Board of Directors, filed a Certificate of Determination for its Series A Preferred Stock. The Series A Preferred Stock consists of 3,000,000 shares. The Series A Preferred Stock will vote with the Corporation’s common stock as a single class on all matters or consents for the Corporation’s common stockholders. Each share of Series A Preferred Stock is entitled to one thousand votes per share.

The Series A Preferred Stock was issued to Rik J. Deitsch, the Corporation’s Chairman, to discharge four hundred thousand dollars ($400,000) of Mr. Deitsch’s loan to the Corporation. Upon issuance of the Series A Preferred Stock Mr. Deitsch will own 62.7% of the Corporation’s voting stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the third quarter of 2017 has focused upon marketing our homeopathic drugs for the treatment of pain:

•

Nyloxin® (Stage 2 Pain)

•

Nyloxin® Extra Strength (Stage 3 Pain)

•

Pet Pain–Away™

We will continue this focus during the remainder of 2017.

During our third quarter of 2017 and thereafter, the following has occurred:

On August 3, 2017 we announced that the textbook, Multimodal Management of Canine Osteoarthritis, Second Edition, includes references to our development of cobra venom–based products for treating pain in dogs. The addition of our research in the new textbook on canine arthritis further supports the use of Pet Pain–Away among Veterinarians as an alternative to opiates and NSAIDS.

On October 17, 2017 we published to our website that Nutra Pharma and our products were featured in an interview aired October 16 on the Spanish language show: ALTO NIVEL TV with Leida Alvarez (https://youtu.be/EtMmtWWqlXs). The interview was conducted by Leida Alvarez with filming at our laboratory facility and the reptile farm that houses our cobras for venom production.

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

International Sales

We are pursuing international drug registrations in Canada, Mexico, India, Central and South America and Europe. Since European rules for homeopathic drugs are different than the rules in the US, we cannot estimate when this process will be completed. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin® in India.  We are currently working with potential Distributors in India. In February, 2015 we completed the first test shipments to India. We plan to begin active sales and marketing in India over the next several quarters.

On April 30, 2015 we announced that we had received notification of the acceptance of Nyloxin® by the China International Exchange and Promotive Association for Medical and Healthcare (CPAM). This process was successfully conducted by the Vancouver Commodities Group (VCG) that had been hired by Nutra Pharma to begin the process of identifying and vetting potential distributors in China. With this approval, we have been working with several groups to find a large distributor for our products in the People's Republic of China. We expect to announce a distribution partner in FY2018.

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

•

They are easy to administer.

We are currently working with consultants to develop trial protocols for a Phase I/II trial for the use of RPI–78M in the treatment of Pediatric Multiple Sclerosis. We expect to begin the trial in FY2018.

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

Results of Operations – Comparison of Three Months Periods Ended September 30, 2017 and September 30, 2016

Net sales for the three-month period ended September 30, 2017 are $38,049 compared to $70,487 for the three months period ended September 30, 2016.  The decrease in net sales is primarily attributable to the decrease in Nyloxin® sales.

Cost of sales for the three-month period ended September 30, 2017 is $4,340 compared to $9,925 for the three-month period ended September 30, 2016.  Our cost of sales includes the direct costs associated with Nyloxin® manufacturing. Our gross profit margin for the three-month period ended September 30, 2017 is $33,709 or 88.59% compared to $60,562 or 85.9% for the three-month period ended September 30, 2016. The increase in our profit margin is due primarily to the decrease of commission fees.

Selling, general and administrative expenses (“SG&A”) decreased $259,346 or 45.8% from $566,578 for the quarter ended September 30, 2016 to $307,232 for the quarter ended September 30, 2017, generally due to the decrease of stock based compensation of approximately $116,000, the decrease of approximately $143,000 in consulting, investor relations, travel and professional fees.

Interest expense increased $35,610 or 59.9%, from $59,453 for the quarter ended September 30, 2016 to for the comparable 2017 period.  This increase was due to increase in amortization of loan discounts in the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended September 30, 2017 and 2016, the liability related to these hybrid instruments fluctuated, resulting in a loss of $612,863 and $160,563, respectively.

Gain on settlement of debt and accounts payable decreased $82,015 or 100%, from the gain of $82,015 for the three months ended September 30, 2016 to the gain of $0 for the comparable 2017 period.  This decrease was due to no settlement of debts and accounts payable through issuance of stocks for the three months ended September 30, 2017 compared to the comparable 2016 period.

As a result of the foregoing, our net loss increased by $337,431 or 52.39%, from $644,017 for the quarter ended September 30, 2016 to $981,449 for the comparable 2017 period.

Comparison of Nine Months Ended September 30, 2017 and September 30, 2016

Net sales for the nine months ended September 30, 2017 are $88,207 compared to $138,556 for the nine months ended September 30, 2016.  The decrease in sales is primarily attributable to an overall decrease in sales of Nyloxin®.

Cost of sales for the nine months ended September 30, 2017 is $23,122 compared to $28,120 for the nine months ended September 30, 2016.  Our cost of sales includes the direct costs associated with Nyloxin® manufacturing. Our gross profit margin for the nine months ended September 30, 2017 is $65,085 or 73.8% compared to $110,436 or 79.7% for the nine months ended September 30, 2016. The decrease in our profit margin is due primarily to increase in the credit card processing fees.

Selling, general and administrative expenses (“SG&A”) decreased  $407,765 or 25.81% from $1,579,850 for the nine months ended September 30, 2016 to $1,172,086 for the nine months ended September 30, 2017, generally due to the decrease of approximately $286,000 in stock based compensation, the decrease of approximately $122,000 in consulting, investor relations, travel and professional fees.

Interest expense increased $65,483 or 32.67%, from $200,432 for the nine months ended September 30, 2016 to $265,915 for the comparable 2017 period.  This increase was due to increase in amortization of loan discounts in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

We carry certain of our debentures and common stock warrants at fair value. For the nine months ended September 30, 2017 and 2016, the liability related to these hybrid instruments fluctuated, resulting in a loss of $1,649,719 and $972,750, respectively.

Gain on settlement of debt and accounts payable decreased $264,635 or 105.67%, from the gain of $250,446 for the nine months ended September 30, 2016 to the loss of $14,189 for the comparable 2017 period.  This decrease was due to the loss incurred in settlement of debts and accounts payable through issuance of stocks for the nine months ended September 30, 2017 compared to the comparable 2016 period.

Our net loss increased by $664,055 or 27.99%, from $2,372,769 for the nine months ended September 30, 2016 to $3,036,824 for the comparable 2017 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended September 30, 2017, we have an accumulated deficit of $56,396,223 and working capital and stockholders’ deficits of $5,067,722 and $5,042,956, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of September 30, 2017, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. During the nine-months ended September 30, 2017, we borrowed $302,350 and repaid $174,400 to Mr. Deitsch and the Companies owned by him. The amount owed to Mr. Deitsch and its Companies at September 30, 2017 was $193,359.

During the nine month period ended September 30, 2017, we raised $405,500 through issuance of promissory notes, and $550,500 through the issuance of convertible notes.

We expect to utilize the proceeds from these funds and additional capital to manufacture Nyloxin® and Pet Pain-Away and reduce our debt level.  We estimate that we will require approximately $100,000 to fund our existing operations and ReceptoPharm’s operations through December 31, 2017.  These costs include: (i) compensation for three (3) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2017, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2017, as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10-K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of September 30, 2017. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of September 30, 2017, the Company has accrued the legal settlement amount at present value of $67,282 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

On June 11, 2012, LPR sold their debt to Southridge Partners, LLP in an agreement to be paid out over time. In August, 2013, LPR cancelled their agreement with Southridge Partners, LLP.  As of September 30, 2017, LPR continues to hold the collateral stock. We are currently negotiating a settlement with LPR. Upon the settlement of the outstanding debt, LPR will return the collateral shares to the Company.

Involuntary Petition of Bankruptcy

On August 31, 2012, certain former ReceptoPharm employees and a former ReceptoPharm consultant filed a Petition for Involuntary Bankruptcy against us in the United States Bankruptcy Court, Southern District of Florida. The Petitioners originally claimed they were owed $990,927 from Nutra Pharma in the form of accrued wages and promissory notes, but amended their claim to $816,662 in a subsequent filing. In response to the Petition, we filed a motion to dismiss the action. On September 30, 2013, the Company entered into a settlement agreement with the Petitioners and the bankruptcy action was dismissed. In full and final satisfaction of all claims, the settlement agreement provides for payment to the Petitioners of a total sum of $350,000. As of September 30, 2017, $35,000 has been paid. As set forth below, the Petitioners have now filed a complaint in the 17th Judicial Circuit in and for Broward County, Florida to recover amounts allegedly owing to them under the settlement agreement.

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

During December 2015, the Petitioner's claims and accruals for a total of $1,085,468 that have passed the statute of limitation were written off, included in the amount was the accrued salary of $815,747, officer’s loan and accrued interest for $129,466, salary and payroll tax payable of $140,255. Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, the Company has accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of September 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued for Services

During February 2017, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 1,500,000 shares of our restricted common stock were issued. The shares were valued at $0.0075 per share. We recorded an equity compensation charge of $7,256 during the nine-months ended September 30, 2017. The remaining unrecognized compensation cost of $3,994 related to non-vested equity-based compensation will be recognized over the remaining vesting and service period.

During January 2017, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 1,000,000 shares of our restricted common stock were issued. The shares were valued at $0.0087 per share. We recorded an equity compensation charge of $6,138 during the nine-months ended September 30, 2017. The remaining unrecognized compensation cost of $2,562 related to non-vested equity-based compensation will be recognized over the remaining vesting and service period.

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

During October and November 2017, we issued a total of 350,000 restricted shares due to the default on repayment.

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

In July 2017, in connection with the issuance of a promissory note payable of $50,000, we issued 2,000,000 shares of our common stock with a fair value of $4,912.

In August 2017, in connection with the restatement of a promissory note payable of $56,567, we issued 300,000 shares of our common stock with a fair value of $417.

In September 2017, in connection with the issuance of a promissory note payable of $51,000, we issued 4,000,000 shares of our common stock with a fair value of $3,656.

Common Stock Issued for Conversion of Debt

During October 2017, Labry made a conversion of 86,049,332 shares of stock satisfying the remaining principal balance of $25,039 in full for the Note of $66,500 originated in March 2017.

During October 2017, B+A made a conversion of 42,365,263 shares of stock satisfying $19,416 of the principal balance for the Note of $80,000 originated in April 2016.

During July and August 2017, a Note holder received 164,935,000 shares of our restricted stock with a fair value of $225,143 upon conversion of $55,325 of an $84,971 Note originated in June 2017.

	Number of	Fair Value of
Date	shares converted	Debt Converted
7/18/2017	50,000,000	$81,016
7/27/2017	37,000,000	56,236
8/8/2017	60,000,000	73,159
8/23/2017	17,935,000	14,732

During August 2017, a Noteholder received 85,491,054 of our restricted stock with a fair value of $90,976 upon conversion of a $53,000 Note originated in February 2017.

Date	Number of	Fair Value of
	shares converted	Debt Converted
8/10/2017	70,426,471	78,859
8/21/2017	15,064,583	12,117

In June and July 2017, B+A received 45,759,901 shares of our restricted stock with a fair value of $67,469 upon conversion of $39,376 of an $80,000 Note originated in April 2016.

Date	Number of	Fair Value of
	shares converted	Debt Converted
6/8/2017	23,715,415	56,303
7/6/2017	17,044,486	11,166

During April, 2017, a Note holder received 5,000,000 shares of our restricted stock with a fair value of $25,000 upon conversion of $25,000 of a $75,000 promissory Note originated in May 2016.

During March and May 2017, Coventry received 47,011,483 shares of our restricted stock with a fair value of $214,795 upon conversion of a $100,000 Note.

Date	Number of	Fair Value of
	shares converted	Debt Converted
3/7/2017	15,500,000	$78,909
3/31/2017	15,000,000	66,000
5/25/2017	16,511,483	69,886

During March, April, and May 2017, the Note holder received 25,558,744 shares of our restricted stock with a fair value of $198,451 upon conversion of a $45,000 Note originated in August 2016.

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

During May and June 2017, a Noteholder received 43,244,572 of our restricted stock with a fair value of $106,000 upon conversion of a $52,500 Note originated in February 2017.

Date	Number of	Fair Value of
	shares converted	Debt Converted
5/4/2017	11,473,225	$55,549
5/24/2017	8,603,866	25,108
6/26/2017	23,167,481	25,343

During August 2017, a Noteholder received 106,713,358 of our restricted stock with a fair value of $96,261 upon conversion of a $52,500 Note originated in March 2017.

Date	Number of	Fair Value of
	shares converted	Debt Converted
8/4/2017	37,138,936	$42,923
8/21/2017	69,574,422	53,338

During February and March 2017, a Noteholder received 19,573,258 of our restricted stock with a fair value of $98,147 upon conversion of a $51,000 Note originated in August 2016.

Date	Number of	Fair Value of
	shares converted	Debt Converted
2/27/2017	6,250,000	$42,171
3/8/2017	8,000,000	38,234
3/28/2017	5,323,258	17,742

During April through July 2017, a Noteholder received 138,541,668 shares of the company’s restricted stock with a fair value of $218,353 upon conversion of a Note of $66,500 and default penalty of $22,617.

Date	Number of	Fair Value of
	shares converted	Debt Converted
4/25/2017	13,631,346	$60,202
6/15/2017	10,679,950	20,949
6/21/2017	27,429,600	38,401
6/26/2017	27,429,750	30,173
6/29/2017	26,171,885	28,789
7/6/2017	33,199,136	39,839

During July through September 2017, a Note holder received 163,760,392 shares of the company’s restricted stock with a fair value of $210,956 upon conversion of $46,461 of a $66,500 Note originated in March 2017.

Date	Number of	Fair Value of
	shares converted	Debt Converted
7/13/2017	50,650,959	$117,179
8/10/2017	21,275,000	23,486
9/13/2017	9,711,900	5,062
9/19/2017	82,122,533	65,229

During June and July 2017, a Noteholder received 179,800,000 shares of our restricted stock with a fair value of $298,575 upon conversion of $63,001 of a $110,000 Note originated in December 2016.

Date	Number of	Fair Value of
	shares converted	Debt Converted
6/12/2017	19,000,000	$33,123
6/20/2017	19,000,000	26,231
6/30/2017	19,000,000	19,992
7/13/2017	19,000,000	49,517
7/19/2017	53,800,000	96,005
7/31/2017	50,000,000	73,707

During June and July 2017, a Noteholder received 31,582,547 shares of our restricted stock with a fair value of $53,979 upon conversion of a $22,500 Note originated in December 2016.

Date	Number of	Fair Value of
	shares converted	Debt Converted
6/6/2017	9,000,000	$27,051
6/20/2017	9,000,000	11,872
7/5/2017	13,582,547	15,056

During June and July 2017, the Note holder made conversions of a total of 116,386,891 shares of stock satisfying the principal balance and accrued interest in full for a fair value of $123,121. During June and July 2017, a Noteholder received 116,386,891 shares of our restricted stock with a fair value of $123,121 upon conversion of a $50,000 Note originated in December 2016.

Date	Number of	Fair Value of
	shares converted	Debt Converted
6/28/2017	11,560,500	$10,158
6/29/2017	30,352,771	32,450
7/5/2017	32,252,381	43,664
7/10/2017	42,221,167	36,849

During June and July 2017, the Note holder made conversions of a total of 222,707,390 shares of stock satisfying the principal balance and accrued interest in full for a fair value of $304,050.During June and July 2017, a Noteholder received 222,707,390 shares of our restricted stock with a fair value of $304,050 upon conversion of $41,925 of a $67,500 Note originated in December 2016.

Date	Number of	Fair Value of
	shares converted	Debt Converted
6/19/2017	20,000,000	$28,858
6/23/2017	28,000,000	34,433
6/27/2017	30,000,000	27,747
6/30/2017	33,000,000	32,781
7/5/2017	42,960,000	55,666
7/13/2017	45,000,000	115,625
7/31/2017	23,747,390	8,941

Item 3. Defaults Upon Senior Securities

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. We repaid principal balance in full as of December 31, 2016. During the nine-months ended September 30, 2017, we made the payment of $20,000 of the accrued interest. At September 30, 2017, we owed this director accrued interest of $132,264.

In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to one of our directors’ owned Companies. The notes carry interest at 12% annually and are due on the date that is nine-months from the execution and funding of the note. During March 2017, we repaid principal balance of $6,365. The loan is in default and negotiation for settlement. Upon default in February 2017, the Notes became convertible at $0.008 per share. During April 2017, the Notes with accrued interest were restated. The restated principal balance of $201,818 bears interest at 12% annually and is due October 12, 2017. During June 2017, we repaid principal balance of $8,844. At September 30, 2017, we owed this director $192,974 with accrued interest of $11,038. The loan is in default and negotiation of settlement.

During April 2016, the $80,000 convertible Notes were issue to B+A bearing annual interest rate of 10% due in one year from the origination of the Note. B+A made conversions of a portion of the Notes during June through October 2017. The remaining principal balance after the conversions is $20,000. The loan is in default and negotiation of settlement.

During June 2016, we issued a Convertible Debenture in the amount of $72,000 to a non-related party as a result of debt sale. The Note carries interest at 8% and is due on June 20, 2017. The loan is in default and negotiation of settlement.

During June 2016, we issued a Convertible Debenture in the amount of $54,800 to a non-related party as a result of debt sale. The note carries interest at 8% and is due on June 16, 2017. The loan is in default and negotiation of settlement.

In April 2016, the Company issued a promissory note to a non-related party in the amount of $10,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. The loan is in default and negotiation of settlement.

In May 2016, the Company issued a promissory note to a non-related party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. During April 2017, the Noteholder accepted 5,000,000 shares as a repayment of $25,000. The loan is in default and negotiation of settlement

In June 2016, the Company issued a promissory note to a non-related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. The loan is in default and negotiation of settlement.

In August 2016, we issued a promissory note to a non-related party in the amount of $150,000 bearing monthly interest at a rate of 2.5%. The note was due in six months from the execution and funding of the note. During April 2017, the Notes with accrued interest were restated. The restated principal balance of $180,250 bears interest at 12% annually and is due October 20, 2017. The loan is in default and in negotiation of settlement.

In October 2016, the Company issued a promissory note to a non-related party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. The loan is in default and negotiation of settlement.

During May 2017, we issued a Convertible Debenture in the amount of $45,000 to Labrys. The note carries interest at 12% and is due on November 3, 2017, unless previously converted into shares of restricted common stock. Labrys has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our Common Stock for the twenty-five trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $47,393. At September 30, 2017, the convertible note payable, at fair value, was recorded at $100,492. The loan is in default and negotiation of settlement.

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

NUTRA PHARMA CORP.
Registrant

Dated: November 20, 2017	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer