Form 10-K
period 2017-12-31
NUTRA PHARMA CORP
filed 2018-04-17
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second quarter: $2,282,161.

As of April 16, 2018, there were 2,261,233,701 shares of common stock and 3,000,000 shares of Series A preferred stock.

Nutra Pharma Corp and its wholly owned subsidiary, ReceptoPharm, Inc. (“ReceptoPharm”) are referred to herein as “we”, “our” or “us” (ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2017 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

•

Nyloxin® and Nyloxin® Extra Strength

•

Pet Pain-Away: an over-the-counter pain reliever designed to treat pain in cats and dogs

•

Luxury Feet: an over-the-counter pain reliever designed to treat foot pain from high heels and stilettos

Our business plan will continue its efforts to produce, market and distribute our Nyloxin®, Pet Pain-Away and Luxury Feet branded products both domestically and internationally.

From October 2009 until December 31, 2017, our operations centered on the marketing of Cobroxin® (our discontinued product), Nyloxin® and Nyloxin® Extra Strength. In December of 2014, we launched Pet Pain-Away and began actively marketing the product. During fiscal year 2017, we earned revenues of $120,979, $109,128 of it was from sales of Nyloxin® and $11,851 of it was from sales of Pet Pain-Away. We have not yet marketed Luxury Feet.

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

Nyloxin® Military Strength

In December 2012, we announced the availability of Nyloxin® Military Strength for sale to the United States Military and Veteran's Administration. Over the past few years, the U.S. Department of Defense has been reporting an increase in the use and abuse of prescription medications, particularly opiates. In 2009, close to 3.8 million prescriptions for pain relievers were written in the military. This staggering number was more than a 400% increase from the number of prescriptions written in the military in 2001. But prescription drugs are not the only issue. The most common and seemingly harmless way to treat pain is with non-steroidal, anti-

inflammatory drugs (NSAIDS). But there are risks. Overuse can cause nausea, vomiting, diarrhea, heartburn, ulcers and internal bleeding. In severe cases chest pain, heart failure, kidney dysfunction and life-threatening allergic reactions can occur. It is reported that approximately 7,600 people in America die from NSAID use and some 78,000 are hospitalized. Ibuprofen, also an NSAID has been of particular concern in the military. The terms “Ranger Candy” and “Military Candy” refer to the service men and women who are said to use 800mg doses of Ibuprofen to control their pain. But when taking anti-inflammatory Ibuprofen in high doses for chronic pain, there is potential for critical health risks; abuse can lead to serious stomach problems, internal bleeding and even kidney failure. There are significantly greater health risks when abuse of this drug is combined with alcohol intake. Our goal is that with Nyloxin®, we can greatly reduce the instances of opiate abuse and overuse of NSAIDS in high risk groups like the US military. The Nyloxin® Military Strength represents the strongest version of Nyloxin® available and is approximately twice as strong as Nyloxin® Extra Strength. We are working with outside consultants to register Nyloxin® Military Strength and the other Nyloxin® products for sale to the US government and the various arms of the military as well as the Veteran's Administration. To date, we have been unable to get our products onto the Federal Supply Schedule for eventual sales to governmental agencies or to the US Military, but will continue these efforts.

International Sales

We are pursuing international drug registrations in Canada, Mexico, India, Australia, New Zealand, Central and South America and Europe. Since European rules for homeopathic drugs are different than the rules in the US, we cannot estimate when this process will be completed. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin® in India.  We are currently working with potential Distributors in India. In February, 2015 we completed the first test shipments to India. We plan to begin active sales and marketing in India in 2018.

On April 30, 2015 we announced that we had received notification of the acceptance of Nyloxin® by the China International Exchange and Promotive Association for Medical and Healthcare (CPAM). This process was successfully conducted by the Vancouver Commodities Group (VCG) that had been hired by Nutra Pharma to begin the process of identifying and vetting potential distributors in China. With this approval, we have been working with several groups to find a large distributor for our products in the People's Republic of China. We expect to announce a distribution partner in 2018.

On May 14, 2015 we announced that we had engaged the Nature's Clinic to begin the process of regulatory approval of our Company's Over-the-Counter pain drug, Nyloxin® for marketing and distribution in Canada. The Nature’s Clinic has already begun setting up their Chatham, Ontario warehouse and expect to complete the approval process to begin distributing Nyloxin® by mid-2018.

On February 1, 2018 we announced a Distribution Agreement with the Australian company, Pharmachal PTY LTD to market and distribute Nyloxin® in Australia and New Zealand. Pharmachal has begun the registration process with the TGA (Therapeutic Goods Administration) and expect to be able to place initial orders in late 2018.

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

In May of 2016, we signed a license agreement to begin the process of creating an infomercial (Direct Response) campaign for Pet Pain-Away™. In November of 2016, we announced the license agreement with DEG Productions for the marketing and distribution of Pet Pain-Away globally. DEG has the ability to earn the exclusive distribution rights for the product by reaching certain sales milestones. DEG has created their own website (www.getpetpainaway.com) and began airing commercials in December of 2016. DEG is expected to ramp up their sales and marketing of Pet Pain-Away throughout 2018.

Luxury Feet

In June of 2017 we announced the creation of Luxury Feet; an over-the-counter pain reliever and anti-inflammatory product that is designed for women who experience pain or discomfort due to high heels and stilettos. We are currently seeking distributors for Luxury Feet and expect the sales rollout by the end of 2018.

Equine Nyloxin®

In October of 2013, we announced that we were in the process of launching the newest addition to our line of homeopathic treatments for chronic pain, Equine Nyloxin®, a topical therapy for horses that is packaged as a two piece kit: Nyloxin® Topical Gel comprises Step 1 and a solution of DMSO (dimethylsulfoxide) comprises Step 2. We have been working with trainers and veterinarians in the equine industry and have already identified distributors for the product. The Equine Nyloxin® represents the Company's first topical solution for the animal market. The product is now undergoing market evaluation and is expected to be commercially available by the end of 2018.

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

Manufacturing

ReceptoPharm oversees Nyloxin’s and Pet Pain-Away’s manufacturing activities, both at its Good Manufacturing Practice (“GMP”) certified facility and at a third-party manufacturing and bottling facility. ReceptoPharm is also responsible for acquiring appropriate amounts of Asian cobra venom required to manufacture Nyloxin® and Pet Pain-Away.

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

Marketing and Distribution

In August 2009, we completed an agreement with XenaCare granting them the exclusive license to market and distribute Cobroxin®within the United States. To maintain this market exclusivity, XenaCare was required to meet certain minimum performance requirements. On April 1, 2011, we notified our Cobroxin® Distributor, XenaCare Holdings that they were in breach of our agreement. As a result of this, the distribution agreement was terminated effective April 10, 2011. XenaCare had a large stock of the product that they had ordered from us and we have allowed them to continue to market their existing inventory of Cobroxin®. In October 2011 we discontinued their website at www.Cobroxin.com. All current traffic to that website is now redirected to www.Nyloxin.com. It is our plan to eventually re-launch Cobroxin® with an eventual return to retail stores.

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

In May of 2016, we signed a license agreement to begin the process of creating an infomercial (Direct Response) campaign for Pet Pain-Away™. In November of 2016, we announced the license agreement with DEG Productions for the marketing and distribution of Pet Pain-Away globally. DEG has the ability to earn the exclusive distribution rights for the product by reaching certain sales milestones. DEG has created their own website (www.getpetpainaway.com) and began airing commercials in December of 2016. DEG is expected to ramp up their sales and marketing of Pet Pain-Away throughout 2018.

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

International Drug Registrations

We are continuing our efforts to complete the registration process internationally. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin® in India.  We are currently working with potential Distributors in India. In February, 2015 we completed the first test shipments to India through our importer, S.Zhaveri Pharmakem. We plan to begin active sales and marketing in India by the end of 2016. In April of 2015 we announced the engagement of the Vancouver Commodity Group to identify potential distribution partners in China. Later that month, we announced the acceptance of Nyloxin® by the China International Exchange and Promotive Association for Medical and Healthcare (CPAM). With this approval, we have been working with several groups to find a large distributor for our products in the People's Republic of China. We expect to announce a distribution partner by end of 2018. On May 14, 2015 we announced that we had engaged the Nature's Clinic to begin the process of regulatory approval of our Company's Over-the-Counter pain drug, Nyloxin® for marketing and distribution in Canada. The Nature’s Clinic has already begun setting up their Chatham, Ontario warehouse and expects to complete the approval process to begin distributing Nyloxin® by mid-2018. On February 1, 2018 we announced a Distribution Agreement with the Australian company, Pharmachal PTY LTD to market and distribute Nyloxin® in Australia and New Zealand. Pharmachal has begun the registration process with the TGA (Therapeutic Goods Administration) and expect to be able to place initial orders in late 2018.

While many countries adopt similar regulation to the United States for registering homeopathic drugs, the international application process is more complex and may be lengthier. We will continue to seek qualified, well-funded distributors for the international distribution of Cobroxin®, Nyloxin® and Pet Pain-Away.

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

All of these studies have been delayed due to our lack of revenues and funding. We will reassess our start and completion dates upon generating a sufficient amount of revenues, if ever.

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

Nerve Agent Countermeasures

In February of 2018, we announced that we had filed a new provisional patent to protect our intellectual property surrounding the development of nerve agent counter measures. In much the same way that our therapies protect the nerves of patients with disease, our findings indicate that we may protect against – or at least mitigate the damage caused by - nerve agents that are utilized as chemical weapons; such as sarin gas and VX. We will be working with experts in the field to have our products in testing shortly.

Nerve agents are identified as a class of phosphorus-containing organic chemicals (organophosphates) that may disrupt the transfer of messages to organs through the nerves. This disruption is caused by the over-stimulation of certain receptors on the surface of the neurons. These same receptors are the target of Nutra Pharma’s drugs, which may block the action of the nerve agents or minimize the damage that they may cause.

The company has very encouraging preclinical data, a demonstrated molecular mechanism of action and a robust scientific rational for the continued commercial development of its nerve agent counter measure. Organophosphate nerve agents such as VX and Sarin remain a troubling threat to American service people and civilians as evidenced by the recent attacks in Syria, Malaysia and London. Supply chain issues with existing counter measures and the safety and effectiveness of these drugs is a great concern. Based on our pre-clinical studies and experience in neurobiology products, we believe that we have a superior product ready for testing in the near term.

According to a recent BBC report, chemical weapons remain a real threat to the West. In the seven-year period since the beginning of the Syrian conflict there have been over a thousand documented uses of chemical weapons; making this issue a major topic of concern in the US department of Defense and the United Nations.

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

MS Phase II (Pediatric MS Phase I/II)

We are working with our Chief Scientific Officer, Dale Vanderputten, PhD; along with consultants to begin our Phase I/Phase II studies in pediatric Multiple Sclerosis. Pending adequate financing or revenues, ReceptoPharm will continue its research and development, with the ultimate goal of commencing these trials with RPI-78M under its Orphan Designation. ReceptoPharm has thus far incurred costs of $40,000. ReceptoPharm has an estimated budget of $2,000,000. Our goal is to initiate these trials in 2018.

Currently, ReceptoPharm’s total estimated costs for all of the above projects are approximately $3,000,000.

Since receiving Orphan designation for the treatment of Pediatric MS, our plans have changed. We are now working with potential sites of care to initiate a Phase I/II clinical trial in Pediatric MS. Our next step is to have a pre-IND meeting with the FDA to go over the proposed trial protocols. It is our goal to begin these trials in 2018.

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

Employees

We employ a total of 4 employees, consisting of: (a) our Chief Executive Officer (b) Our Director of Marketing (c) our Chief Scientific Officer, and (d) our Warehouse Manager. We utilize outside consultants, legal and accounting personnel as necessary and as funding permits.

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

We incurred net losses of $4,028,748 and $3,447,613 for the years ended December 31, 2017 and 2016. We anticipate that these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Nyloxin® and Pet Pain Away products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have a limited revenue producing history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual losses of $4,028,748 and $3,447,613 during the fiscal years of operations ending December 31, 2017 and 2016 respectively. As a result, at December 31, 2017 we had an accumulated deficit of $57,388,147. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Nyloxin® and Pet Pain-Away products; or a potential licensing of our therapies under development.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2017 we had a working capital deficit of $5,442,207. Our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have a negative cash flow from operations of approximately $1.14 million and $1.36 million for the years ended December 31, 2017 and 2016, respectively. We have insufficient financial resources to fund our operations.

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

To date, sales of Nyloxin® have been limited and inconsistent. During 2011, we sold $66,568 of Nyloxin®. During 2012, we sold $199,231 of Nyloxin®. During 2013, we sold $119,898 of Nyloxin®. During 2014, we sold $587,804 of Nyloxin®. During 2015, we sold $279,969 of Nyloxin®. During 2016, we sold $161,342 of Nyloxin®. During 2017, we sold $109,128 of Nyloxin®. We launched Pet Pain-Away in late December of 2014 and generated $6,701 in 2014. During 2015, we sold $11,333 of Pet Pain-Away. During 2016, we sold $7,014 of Pet Pain-Away. During 2017, we sold $11,851 of Pet Pain-Away. If we cannot achieve sufficient sales levels of our Nyloxin® and Pet Pain-Away products or we are unable to secure financing our operations will be negatively affected.

We have a limited history of generating revenues on which to evaluate our potential for future success and to determine if we will be able to execute our business plan; accordingly, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our total sales of Cobroxin® from November 2009 until December 31, 2017 are $1,995,673. Our total sales of Nyloxin® from January 1, 2011 to December 31, 2017 are $1,523,940. Our total sales of Pet Pain-Away from December 2014 to December 31, 2017 are $36,899. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company. These risks include:

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

The marketing of Nyloxin® and Pet Pain-Away involves claims that they assist in reducing Stage 2 chronic pain, while Nyloxin®Extra Strength and Nyloxin® Military Strength involves claims that they assist in reducing Stage 3 chronic pain. The marketing of Pet Pain-Away involves claims that they assist in relieving pain in dogs and cats. Under FDA and Federal Trade Commission (“FTC”) rules, we are required to have adequate data to support any claims we make concerning Nyloxin® and Pet Pain-Away. We have scientific data for our Nyloxin® and Pet Pain-Away product claims; however, we cannot be certain that these scientific data will be deemed acceptable to the FDA or FTC. If the FDA or FTC requests supporting information and we are unable to provide support that it finds acceptable, the FDA or FTC could force us to stop making the claims in question or restrict us from selling the products.

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

We are dependent upon a limited number of our employees: (a) our Chief Executive Officer who directs our operations; and (b) our Chief Scientific Officer who conducts our research and development activities. Our success depends on the continued services of our senior management and key research and development employees as well as our ability to attract additional members to our management and research and development teams. The unexpected loss of the services of any of our management or other key personnel could have a material adverse effect upon our operations and financial results.

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

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTC has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Because the majority of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of December 31, 2017, we had 2,261,233,701outstanding shares that were subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any our non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

We incurred rent expense of $127,396 and $116,257 for the years ended December 31, 2017 and 2016.

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of December 31, 2017, we have accrued the legal settlement amount at present value of $39,020 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

At LPR's request, the parties mediated the dispute. At the mediation, the parties worked out an agreement whereby Nutra Pharma Corp. would purchase from LPR the components LPR purchased from third parties at an amount slightly less than the principal amount of the suit and on terms acceptable to us. The agreed price was $350,000 payable over 7 months in equal $50,000 amounts. The litigation was dismissed in August of 2011.  Following several payments under the parties’ agreement, the parties entered into two amended payment schedules as accommodations to Nutra Pharma Corp. to allow it to make payments that had been missed.  Nutra Pharma Corp. did not make a payment in March 2012 and LPR subsequently called Nutra Pharma Corp. in default of the parties’ agreement.

On June 11, 2012, LPR sold its debt to Southridge Partners, LLP in an agreement to be paid out over time. In August 2013, LPR cancelled their agreement with Southridge Partners, LLP.  LPR filed a notice of intent to administratively dissolve in May 2015 (with the dissolution becoming effective in December 2015) and has not pursued its claimed default against Nutra Pharma Corp. in any court or other formal proceeding since that date.

Paul Reid et al. v. Nutra Pharma Corp. et al.

On August 26, 2016, certain of former ReceptoPharm employees and a former ReceptoPharm consultant filed a lawsuit in the 17th Judicial Circuit in and for Broward County, Florida (Case No. CACE16-015834) against Nutra Pharma and Receptopharm to recover $315,000.00 allegedly owing to them under a settlement agreement reached in an involuntary bankruptcy action that was brought by the same individuals in 2012 and for payment of unpaid wages/breach of written debt confirms.  On September 28, 2016, Nutra Pharma and Receptopharm filed a motion to dismiss the lawsuit.

Nutra Pharma and Receptopharm believe that the lawsuit is without merit and also intend to file a counterclaim against these former employees/consultants for misconduct that Nutra Pharma discovered after execution of the aforementioned settlement agreement.  We intend to vigorously contest this matter.

On October 26, 2017, the Court dismissed the claims for unpaid wages/breach of written debt confirms but allowed the claim for alleged breach of the settlement agreement to go forward.  Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, we have accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of December 31, 2017.

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

	2016 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.05	$0.018
Second Quarter	$0.0205	$0.0071
Third Quarter	$0.012	$0.0072
Fourth Quarter	$0.0175	$0.0071

	2017 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.01	$0.004
Second Quarter	$0.008	$0.0007
Third Quarter	$0.0033	$0.0006
Fourth Quarter	$0.0011	$0.0004

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

Holders

As of April 16, 2018, based upon records obtained from our transfer agent, there were 337 holders of record of our common stock. Our transfer agent records does not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

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

Equity Compensation Plans

Securities authorized per issuance under Equity Compensation Plans as of December 31, 2017 and 2016 are as follows:

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

2003 Plan

On December 3, 2003, our Board of Directors approved the Employee/Consultant Stock Compensation Plan (the “2003 Plan”). The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 62,500. As of December 31, 2017 and 2016, we had issued a total of 62,375 shares under the 2003 Plan.

2007 Plan

On June 6, 2007, our Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the “2007 Plan”). The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2007 Plan is 625,000. As of December 31, 2017 and 2016, we had issued a total of 618,750 shares under the 2007 Plan.

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

The Series A Preferred Stock was issued to Rik J. Deitsch, the Corporation’s Chairman, to discharge four hundred thousand dollars ($400,000) of Mr. Deitsch’s loan to the Corporation .

Common Stock Issued for Services

During February 2017, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 1,500,000 shares of our restricted common stock were issued. The shares were valued at $0.0075 per share. We recorded an equity compensation charge of $11,250 during the year ended December 31, 2017.

During January 2017, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 1,000,000 shares of our restricted common stock were issued. The shares were valued at $0.0087 per share. We recorded an equity compensation charge of $8,700 during the year ended December 31, 2017.

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

In March 2017, the amendment was signed to waive Labrys’ obligation to return the 4,532,810 Returnable Shares issued as a commitment fee .

During January 2017, we issued a total of 300,000 restricted shares to a Note holder due to the default on repayment of the convertible note of $50,000 originated in July 2016. The shares were valued at fair value of $2,520.

During October and November 2017, we issued a total of 450,000 restricted shares to Note holders due to the default on repayment of three promissory notes. The shares were valued at fair value of $700.

Common Stock Issued with Indebtedness

In January 2017, in connection with the restatement of a convertible note payable of $56,567, we issued 300,000 shares of our common stock with a fair value of $2,413.

In April 2017, in connection with the restatement of a promissory note payable of $180,250, we issued 500,000 shares of our common stock with a fair value of $2,413.

During April 2017, 1,000,000 warrants were exercised via cashless exercise into 615,230 shares with a fair value of $3,015 .

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

In October through November 2017, in connection with the issuance of four promissory notes payable, we issued a total of 25,000,000 shares of our common stock with a fair value of $15,000.

Common Stock Issued for Conversion of Debt

During October 2017, the Noteholder made the conversions of a total of 50,125,000 of our restricted stock satisfying the principal balance of $16,040 with a fair value of $35,596.

During July and August 2017, a Note holder received 164,935,000 shares of our restricted stock with a fair value of $225,143 upon conversion of $55,325 of an $84,971 Note originated in June 2017.

Date	Number of	Fair Value of
	shares converted	Debt Converted
7/18/2017	50,000,000	$81,016
7/27/2017	37,000,000	56,236
8/8/2017	60,000,000	73,159
8/23/2017	17,935,000	14,732

During August 2017, a Noteholder received 85,491,054 of our restricted stock with a fair value of $90,976 upon conversion of a $53,000 Note originated in February 2017.

Date	Number of	Fair Value of
	shares converted	Debt Converted
8/10/2017	70,426,471	78,859
8/21/2017	15,064,583	12,117

In June through October 2017, B+A received 83,125,164 shares of our restricted stock with a fair value of $107,970 upon conversion of $60,000 of an $80,000 Note originated in April 2016.

Date	Number of	Fair Value of
	shares converted	Debt Converted
6/8/2017	23,715,415	56,303
7/6/2017	17,044,486	11,166
10/9/2017	42,365,263	40,501

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

During July through September 2017, a Note holder received 249,809,724 shares of the company’s restricted stock with a fair value of $270,726 upon conversion of a Note of $66,500 and default penalty of $5,000.

Date	Number of	Fair Value of
	shares converted	Debt Converted
7/13/2017	50,650,959	$117,179
8/10/2017	21,275,000	23,486
9/13/2017	9,711,900	5,062
9/19/2017	82,122,533	65,229
10/10/2017	86,049,332	59,760

During November 2017, the Note holder made a conversion of 62,059,253 shares of stock with a fair value of $51,732 satisfying the principal balance of $11,057 of a $45,000 Note originated in May 2017.

During November 2017, the Note holder made a conversion of 31,532,125 shares of stock with a fair value of $21,399 satisfying the principal balance of $856 and penalty of $6,400 of a $64,000 Note originated in May 2017.

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

Inventory Obsolescence: Inventories are valued at the lower of average cost or market value. We periodically perform an evaluation of inventory for excess, impairments and obsolete items. At December 31, 2017, our inventory consisted entirely of raw materials that are utilized in the manufacturing of finished goods. These raw materials generally have expiration dates in excess of 10 years.

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

Accomplishments during 2017 & Subsequent Accomplishments

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

On January 18, 2018 we announced that we have partnered with EuroAmerican IP, LLC to distribute our Over-the-Counter (OTC) pain reliever, Nyloxin® Topical Gel, to governmental buyers. They are working on registrations with government contracts through the US - General Services Administration (GSA Advantage) website at www.gsaadvantage.gov.

On January 25, 2018 we announced an updated corporate website at www.nutrapharma.com as well as an updated product website at www.nyloxin.com. The newly redesigned websites offer quick and easy access to essential information and features that offer a more comprehensive understanding of the Company's products and services. The website also has a comprehensive investor section with updated company news and events, financial and stock information, SEC filings and corporate governance information.

On February 1, 2018 we announced that we had signed a definitive Distribution Agreement with the Australian company, Pharmachal PTY LTD to market and distribute Nyloxin® in Australia and New Zealand. Once they receive regulatory approval through the TGA (Therapeutics Goods Administration), they will be able to warehouse, market and distribute Nyloxin throughout their territories. We believe this will allow for broad distribution and marketing in that region by the end of this year.

On February 21, 2018 we announced that we had filed a new provisional patent to protect our intellectual property surrounding the development of nerve agent counter measures. Nerve agents are identified as a class of phosphorus-containing organic chemicals (organophosphates) that may disrupt the transfer of messages to organs through the nerves. This disruption is caused by the over-stimulation of certain receptors on the surface of the neurons. These same receptors are the target of our drugs, which may block the action of the nerve agents or minimize the damage that they may cause.

Results of Operations

Status of Operations

In November, 2014 we announced the recertification of our laboratory facility as the first step in re-engaging our drug development activities. In September, 2015 we received Orphan designation from the FDA for our lead drug candidate, RPI-78M for the treatment of Pediatric Multiple Sclerosis. This will allow us to shorten the timeline on clinical studies and may allow an eventual Fast Track through the approval process. We are currently working with our consultants to prepare a pre-IND meeting with the FDA in order to gain approval of a protocol for a Phase I/II clinical study in Pediatric MS. Our goal is to begin the study by the end of 2018.

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

Comparison of Years Ended December 31, 2017 and 2016

Sales for the year ended December 31, 2017 were $120,979 compared to $168,356 for the comparable period in 2016. All of the sales in 2017 and 2016 were related to product sales. The decrease in sales is primarily attributable to an overall decrease in sales of Nyloxin®.

Cost of sales for the year ended December 31, 2017 and 2016 was $26,903 and $38,965. Cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the year ended December 31, 2017 was $94,076 or 77.8% compared to $129,391 or 76.9% for the year ended December 31, 2016. The increase in our profit margin is primarily due to decrease in the credit card processing fees and commissions.. In addition, we had an impairment of inventory of $0 and $184,039 for the years ended December 31 2017 and 2016, respectively, due to slow-moving inventory.

Selling, general and administrative expenses (“SG&A”) decreased $512,852 or 25.8% from $1,988,868 for the year ended December 31, 2016 to $1,476,016 for the year ended December 31, 2017. The decrease is generally due to the decrease of stock based compensation of approximately $317,000, and the decrease of approximately $195,800 in consulting, investor relations, payroll, travel and professional fees.

Rental income decreased $19,381 or 100%, from $19,381 for the year ended December 31, 2016 to $0 for the year ended December 31, 2017.  This decrease was due to a sublease agreement entered in April, 2017 and ended in April, 2016.

Interest expense increased $64,866 or 22.1%, from $293,785 for the year ended December 31, 2016 to $358,651 for the year ended December 31, 2017.  This increase was primarily due to amortization of loan discount for the short term indebtedness in the year ended December 31, 2017 compared to the year ended December 31, 2016.

We carry certain of our debentures and common stock warrants at fair value. For the year ended December 31, 2017 and 2016, the liability related to these hybrid instruments fluctuated, resulting in a loss of $2,273,968 and $1,258,649, respectively.

Gain on settlement of debt decreased $143,145 or 87.5%, from a gain of $128,956 for the year ended December 31, 2016 to a loss of $14,189 for the year ended December 31, 2017.  This decrease was due to a decrease in settlement of debts and accounts payable through issuance of stocks.

Our net loss increased by $583,135 or 16.9%, from $3,447,613 for the year ended December 31, 2016 to $4,028,748 for the year ended December 31, 2017.

Liquidity and Capital Resources

During December 31, 2017 and 2016, respectively, we have negative cash from operations of approximately $1.14 million and $1.36 million. Our lack of cash, significant losses and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2017 and 2016, we have experienced significant losses totaling $4,028,748 and $3,447,613, respectively and had an accumulated deficit of $57,388,147 for the period from our inception to December 31, 2017. In addition, we had working capital and stockholders’ deficits at December 31, 2017 of $5,442,207 and $5,410,194, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

As of December 31, 2017, we had $0 in cash and as of April 16, 2018, we had approximately $33,000 in cash and we owed approximately $301,000 in vendor payables. We currently do not have sufficient cash to sustain our operations for the next 12 months and will require additional financing or an increase in sales in order to execute our operating plan and continue as a going concern. Our plan is to continue to increase sales of our products and attempt to secure adequate funding to bridge the commercialization of our Nyloxin® and Pet Pain-Away products. We cannot predict whether additional financing will be in the form of equity, debt, or another form and we may be unable to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

Historically, we have relied upon loans from our Chief Executive Officer Rik J Deitsch, to fund costs associated with our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. During the year ended December 31, 2017, we borrowed $330,350 and repaid $266,900 to Mr. Deitsch and the Companies owned by him. In addition, Mr. Deitsch accepted a total of 3,000,000 shares of the Company’s Series A preferred stock as a repayment to discharge $400,000 of his outstanding loan in October 2017.

During the year ended December 31, 2017, we raised $595,500 and $690,500 through the issuance of convertible notes and promissory notes, respectively.

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

Item 8.   Financial Statements and Supplementary Data

The information required by this item begins on page F-1 and is attached hereto and incorporated herein by reference. The index to our annual financial statements as of and for the years ended December 31, 2017 and 2016 can be found under Item 15.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2017, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2017, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2017. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017, our management concluded that its material weaknesses in its internal controls over financial reporting include matters pertaining to: (a) lack of qualified accounting personnel; and (b) the need to enhance the supervision, monitoring and reviewing of financial statement preparation processes due to lack of qualified accounting personnel.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 and concluded that it is ineffective because of the material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; (ii) limited checks and balances in processing cash and other transactions; and (iii) lack of independent directors and an independent audit committee.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter ended December 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

In conjunction with Item 9A above (Evaluation of Internal Controls over Financial Reporting) and following our management’s assessment and conclusion that our internal control over financial reporting as of December 31, 2017 is ineffective, because of the material weaknesses described above, we are actively seeking a new Chief Financial Officer.

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

Listed below are our executive officers and directors as of December 31, 2017

Name	Age	Position with the Company	Director Since
Rik J. Deitsch	50	Chairman, President and Chief Executive Officer*	2002
Stewart Lonky, M.D.	71	Director (1)	2004
Harold H. Rumph	87	Director	April 2008
Garry R. Pottruck	61	Director (1)	July 2009
Dan Oran	51	Director	July 2016
Dale Vanderputten	58	Chief Scientific Officer	August 2016

(1)	Dr. Lonky and Garry R. Pottruck are members of our Audit Committee and Compensation Committee.
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

c.   Board of Director Meetings

We had twelve Board of Directors meetings during our 2017 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d.   Annual Shareholder Meetings

We held no annual shareholder meeting during 2017.

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

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2017 and 2016.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rik Deitsch	2017	130,000	—	0	—	—	—	—	130,000
Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board	2016	130,000	—	54,000	—	—	—	—	184,000
Dale Vanderputten	2017	144,000	—	0	—	—	—	—	144,000
Chief Scientific Officer	2016	90,000	—	30,000	—	—	—	—	120,000

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2017.

DIRECTOR COMPENSATION

Name	Fees Earned orPaid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rik Deitsch	130,000	0	0	0	0	0	130,000
Stewart Lonky	0	0	0	0	0	0	0
Garry Pottruck	0	0	0	0	0	0	0
Harold H. Rumph	0	0	0	0	0	0	0
Dan Oran	0	0	0	0	0	0	0
Dale Vanderputten	144,000	0	0	0	0	0	144,000

(1)   Represents salary accrued and paid during 2017

Director Compensation

There are no standard arrangements to which directors are compensated for services provided to us. Should we obtain adequate funding or sufficient revenues to justify standard arrangements for director compensation, we will consider whether to adopt such a compensation plan.

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2017 to any executive officer or director.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of December 31, 2017, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 2,261,233,701 shares issued and outstanding as of April 16, 2018:

Security Ownership of Management and Beneficial Owners

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Rik J. Deitsch Chief Executive Officer/President 12538 W. Atlantic Blvd Coral Springs, Florida 33071	43,298,859	2.16%
Dr. Stewart Lonky Director 12936 Discovery Creek Playa Vista, CA 90094	4,755,450	0.24%
Harold Rumph Director 1537 NW 65th Ave Plantation, FL 33313	4,966,675	0.25%
Garry Pottruck Director 10768 NW 18 Court Coral Springs, Florida 33071	4,698,475	0.23%
Dan Oran 8411 West Oakland Park Blvd. Suite 201 Sunrise, FL 33351	16,206,229	0.81%
All executive officers and directors as a group (5) persons	73,925,688	3.7%

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Due to(from) our Chief Executive Officer

At December 31, 2016, the balance due to our officer and Companies owned by him is $52,025. At December 31, 2017, the balance due from our officer and Companies owned by him is $269,772.

During the year ended December 31, 2016, we borrowed $314,951 and repaid $319,675 to Mr. Deitsch and the Companies owned by him. In addition, Mr. Deitsch accepted a total of 15,000,000 shares of the Company’s restricted common stock as a repayment to discharge $100,000 of his outstanding loan in June 2016.

During the year ended December 31, 2017, we borrowed $330,350 and repaid $266,900 to Mr. Deitsch and the Companies owned by him. In addition, Mr. Deitsch accepted a total of 3,000,000 shares of the Company's Series A preferred stock as a repayment to discharge $400,000 of his outstanding loan in October 2017.

Subsequent to December 31, 2017 through April 16, 2018, the Company borrowed $17,100 and repaid $50,150 to its President, Rik Deitsch and the Companies owned by him. The amount due from Mr. Deitsch and its Companies at April 16, 2018 was $302,822.

Debt owed to our Directors

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. We repaid principal balance in full as of December 31, 2016. During the year ended December 31, 2017, we made the payment of $30,000 of the accrued interest. At December 31, 2017 and 2016, we owed this director accrued interest of $126,036 and $140,579, respectively.

In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to one of our directors’ owned Companies. The notes carry interest at 12% annually and are due on the date that is nine-months from the execution and funding of the note. Upon default in February 2017, the Notes became convertible at $0.008 per share. During March 2017, we repaid principal balance of $6,365.  During April 2017, the Notes with accrued interest were restated. The restated principal balance of $201,818 bears interest at 12% annually and is due October 12, 2017. During June 2017, we repaid principal balance of $8,844. The loan is in default and negotiation for settlement. At December 31, 2017 and 2016, we owed this director $192,974 and $200,000, respectively.

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

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to us for fiscal year ended December 31, 2017 by our current auditor, Daszkal Bolton, LLP, were approximately $57,500 for professional services rendered for the audit of our annual consolidated financial statements and reviews of our interim condensed consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.

The aggregate fees billed to us for fiscal year ended December 31, 2016 by our former auditors, Liggett & Webb, P.A., were approximately $42,072 for professional services rendered for the audit of our annual consolidated financial statements and reviews of our interim condensed consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees represent review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years, and the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. No such fees were billed by Daszkal Bolton, LLP or Liggett & Webb, P.A for 2017 or 2016, respectively.

Tax Fees

No such fees were billed by Daszkal Bolton, LLP or Liggett & Webb, P.A for 2017 or 2016, respectively.

All Other Fees

No such fees were billed by Daszkal Bolton, LLP or Liggett & Webb, P.A for 2017 or 2016, respectively.

As of December 31, 2017, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company has an audit committee which reviewed all fees to the principal accountant. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

Dated: April 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch	Chairman of the Board, President,	April 17, 2018
Chief Executive Officer,
Principal Financial Officer,
Principal Accounting Officer

/s/ Garry R. Pottruck	Director	April 17, 2018

/s/ Stewart Lonky	Director	April 17, 2018

/s/ Harold H. Rumph	Director	April 17, 2018

Nutra Pharma Corporation

Consolidated Financial Statements

For the years ended December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Nutra Pharma Corp.

Coral Springs, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nutra Pharma Corp. (the “Company”) at December 31, 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2017, and the related consolidated notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has experienced significant losses from operations and has accumulated and working capital deficits, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2017.

Fort Lauderdale, Florida

April 17, 2018

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

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

April 17, 2017

NUTRA PHARMA CORP.

Consolidated Balance Sheets

	December 31,
	2017	2016

ASSETS
Current assets:
Cash	$–	$31,243
Accounts receivable	15,143	30,625
Inventory	20,142	25,562
Prepaid expenses and other current assets	52,500	97,640
Due from officers	269,772	–
Total current assets	357,557	185,070

Property and equipment, net	16,463	13,637
Other assets	15,550	15,550
Total assets	$389,570	$214,257

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,301,988	$958,027
Accrued expenses	1,002,980	1,013,615
Deferred revenue	22,490	–
Due to officers	–	52,025
Derivative warrant liability	5,903	48,504
Other indebtedness net of discount	3,466,403	2,576,488
Total current liabilities	5,799,764	4,648,659
Convertible notes	–	3,474
Legal settlement liability	–	39,020
Total liabilities	5,799,764	4,691,153

Commitments and Contingencies (See Note 9)

Stockholders' deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized: 3,000,000 and 0 Series A Preferred shares issued and outstanding at December 31, 2017 and 2016	3,000	–
Common stock, $0.001 par value, 8,000,000,000 shares authorized: 2,032,233,701 and 295,065,317 shares issued and outstanding at December 31, 2017 and 2016	2,032,234	295,065
Additional paid-in capital	49,942,719	48,587,438
Accumulated deficit	(57,388,147)	(53,359,399)
Total stockholders' deficit	(5,410,194)	(4,476,896)
Total liabilities and stockholders' deficit	$389,570	$214,257

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2017	2016
Net sales	$120,979	168,356
Cost of sales	26,903	38,965
Impairment of inventory	-	184,039
Gross profit	94,076	(54,648)

Operating expenses:
Selling, general and administrative - including stock based compensation of $73,576 and $390,608 for the years ended December 31, 2017 and 2016, respectively	1,476,016	1,988,868
Total operating expenses	1,476,016	1,988,868
Loss from operations	(1,381,940)	(2,043,516)

Other (income) expenses
Rental income	-	19,381
Interest expense	(358,651)	(293,785)
Change in fair value of derivatives	(2,273,968)	(1,258,649)
Gain (Loss) on settlement of indebtedness, net	(14,189)	128,956
Other expenses	(2,646,808)	(1,404,097)
Net loss before income taxes	(4,028,748)	(3,447,613)
Provision for income taxes	-	-
Net loss	$(4,028,748)	(3,447,613)

Net loss per share - basic and diluted	$(0.00)	(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	1,048,283,386	168,455,241

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016
Reconciliation of net loss to net cash used in operating activities:
Cash flows from operating activities:
Net loss	$(4,028,748)	$(3,447,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment on inventory	-	184,039
Gain (Loss) on settlement of indebtedness	14,189	(128,956)
Depreciation	6,286	8,731
Stock-based compensation	73,576	390,608
Stock issued for loan extension and accounts payable	5,140	8,987
Change in fair value of derivative	2,273,968	1,258,649
Amortization of loan discount	117,325	113,784
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	15,482	(8,635)
Decrease (increase) in inventory	5,420	(2,413)
(Decrease) in prepaid expenses and other assets	(8,486)	(63,455)
Increase in accounts payable	343,961	462,003
Increase (decrease) in accrued expenses	21,050	(132,227)
Increase in deferred revenue	22,490	-
Net cash used in operating activities	(1,138,347)	(1,356,498)

Cash flows from investing activities:
Acquisition of property and equipment	(9,113)	(3,382)
Net cash used in investing activities:	(9,113)	(3,382)

Cash flows from financing activities:
Common stock sold for cash-related party	-	100,000
Common stock sold for cash	-	55,000
Loans from officers	330,350	314,951
Repayment of officers loans	(266,900)	(319,675)
Proceeds from notes payable-related party	-	200,000
Repayments of notes payable-related party	(15,209)	(35,000)
Proceeds from convertible notes, net of debt discount and loan issuance cost of $0 and $15,370, respectively	595,500	808,250
Repayment of convertible notes	(40,000)	(189,319)
Proceeds from other notes payable, net of debt discount of $28,723 and $15,375	690,500	896,750
Repayments of other notes payable	(178,024)	(446,724)
Net cash provided by financing activities	1,116,217	1,384,233

Net (decrease) increase in cash	(31,243)	24,353

Cash - beginning of period	31,243	6,890
Cash - end of period	$-	$31,243

Supplemental Cash Flow Information:
Cash paid for interest	$75,207	$135,295
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:
Note and stock issued in settlement of notes and accounts payable	$-	$371,520
Shares issued to satisfy debt	$2,619,101	$1,460,208
Shares issued to satisfy debt-related party	$400,000	$175,000
Discounts on notes payable	$28,815	$85,694
Stock issued for additional consideration of convertible notes payable	$5,241	$-

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Consolidated Statements of Changes in Stockholders' Deficit

For the years ended December 31, 2017 and 2016

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2015	–	$–	79,770,782	$79,771	$46,257,619	$(49,911,786)	$(3,574,396)

Issuance of common stock in exchange for services to consultants	–	–	13,275,000	13,275	74,529	–	87,804
Issuance of common stock in exchange for services to directors and employees	–	–	15,900,000	15,900	185,000	–	200,900
Common stock issued for cash-related party	–	–	12,500,000	12,500	87,500	–	100,000
Common stock issued in private placement	–	–	916,667	917	54,083	–	55,000
Common stock issued in exchange for related party debt	–	–	30,000,000	30,000	145,000	–	175,000
Common stock issued for modification of debt	–	–	736,000	736	8,251	–	8,987
Common stock issued for conversion of debt	–	–	105,416,058	105,416	1,354,792	–	1,460,208
Common stock issued for settlement of AP and Debt	–	–	29,300,000	29,300	342,220	–	371,520
Debt discount	–	–	7,250,810	7,250	78,444	–	85,694
Net loss	–	–	–	–	–	(3,447,613)	(3,447,613)
Balance -December 31, 2016	–	$–	295,065,317	$295,065	$48,587,438	$(53,359,399)	$(4,476,896)

Preferred stock issued in exchange for related party debt	3,000,000	3,000	–	–	397,000	–	400,000
Issuance of common stock in exchange for services to consultants	–	–	2,500,000	2,500	17,450	–	19,950
Common stock issued for modification of debt	–	–	1,150,000	1,150	3,990	–	5,140
Common stock issued for conversion of debt	–	–	1,695,581,589	1,695,582	923,520	–	2,619,102
Common stock issued for settlement of AP and Debt	–	–	5,839,040	5,839	16,604	–	22,443
Debt discount	–	–	32,100,000	32,100	(3,285)	–	28,815
Shares cancelled	–	–	(2,245)	–2	2	–	–
Net loss	–	–	–	–	–	(4,028,748)	(4,028,748)
Balance -December 31, 2017	3,000,000	$3,000	2,032,233,701	$2,032,234	$49,942,719	$(57,388,147)	$(5,410,194)

See the accompanying notes to the consolidated financial statements.

NUTRA PHARMA CORP.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Liquidity and Going Concern

Our Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $57,388,147 at December 31, 2017. In addition, we have a working capital deficit of $5,442,207 and a stockholders’ deficit of $5,410,194 at December 31, 2017.

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

At December 31, 2017, we have no cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

Inventories

Inventories, which are stated at the lower of average cost or market, and consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand. If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs are charged to cost of goods sold. In 2016 the Company established a reserve of $30,885 due to slow-moving inventory. Our inventory is carried net of a valuation allowance of $30,885 at December 31, 2017 and 2016.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the year ended December 31, 2017, there were two customers that accounted for 38% and 15% of the total revenues, respectively. For the year ended December 31, 2016, there were two customers that accounted for 23.4% and 13.5% of the total revenues, respectively.

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

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks

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

Property and equipment consists of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Computer equipment	$25,120	$25,120
Furniture and fixtures	34,757	34,757
Lab equipment	53,711	44,599
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	216,033	206,921
Less: Accumulated depreciation	(199,570)	(193,284)
Property and equipment, net	$16,463	$13,637

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At December 31, 2017 and 2016, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the years ended December 31, 2017 and 2016 was $6,286 and $8,731, respectively.

Advertising

All advertising costs are expensed as incurred.  Advertising costs were approximately $2,765 and $3,650 for the years ended December 31, 2017 and 2016, respectively.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position.  At December 31, 2017, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire (which may be as much as 20 years while we have unused net operation losses), we are subject to income tax audits in the jurisdictions in which we operate. The Company’s 2014 to 2017 tax returns are subject to examination by Internal Revenue Services and State Taxing Agencies.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of December 31, 2017 and 2016, the following items were not included in dilutive loss as the effect is anti-dilutive:

	December 31, 2017	December 31, 2016
Options and warrants	13,540,000	29,141,667
Convertible notes payable	2,467,512,550	200,617,940
Total	2,481,052,550	229,759,607

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018 and plans to apply the full retrospective approach.  The Company does not anticipate that the adoption of ASU 2014-09 will have a material impact on its financial statements, disclosures or processes.

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

2.     FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at December 31, 2017 and 2016:

	Fair Value Measurements at December 31, 2017
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$5,903	$-	$-	$5,903
Convertible notes at fair value	$1,925,959	$-	$-	$1,925,959

	Fair Value Measurements at December 31, 2016
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$48,504	$-	$-	$48,504
Convertible notes at fair value	$1,672,728	$-	$-	$1,672,728

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the years ended December 31, 2017 and 2016:

Description	2017	2016
Beginning balance	$48,504	$142,556
Purchases, issuances, and settlements	24,017	110,291
Day one loss on value of hybrid instrument	-	-
Total (gain) included in earnings (1)	(66,618)	(204,343)
Ending balance	$5,903	$48,504

(1)   The gain related to the revaluation of our warrant liability is included in “Change in fair value of derivatives” in the accompanying consolidated unaudited statement of operations.

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

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value at December 31, 2017:

				Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Anti-Dilution Adjusted Price	%	Look-back Period
2017	$682,099	8%-12%	18%	$0.0002-$0.20	40%-60%	3 to 25 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the years ended December 31, 2017 and 2016 for the Convertible Notes:

	Years Ended December 31,
	2017	2016
Description
Beginning balance	$1,672,728	$1,021,501
Purchases, issuances, and settlements	580,143	948,052
Day one loss on value of hybrid instrument	999,228	1,238,960
Loss from change in fair value	1,314,325	113,742
Conversion to common stock	(2,594,100)	(1,460,208)
Repayment in cash	(46,365)	(189,319)
Ending balance	$1,925,929	$1,672,728

3.     INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis. At December 31, 2017 and December 31, 2016, inventories were as follows:

	December 31, 2017	December 31, 2016
Raw Materials	$35,653	$36,074
Finished Goods	15,374	20,373
Inventory Reserve	(30,885)	(30,885)
Total Inventories	$20,142	$25,562

4.     DUE FROM/TO OFFICERS

At December 31, 2017, the balance due from our officer and Companies owned by him is $269,772. At December 31, 2016, the balance due to our officer and Companies owned by him is $52,025.The loan is an unsecured demand loan from our President and CEO, Rik Deitsch. The loan bears interest at 4%. During the year ended December 31, 2017, we borrowed $330,350 and repaid $266,900 to Mr. Deitsch and the Companies owned by him. In addition, Mr. Deitsch accepted a total of 3,000,000 shares of the Company's Series A preferred stock as a repayment to discharge $400,000 of his outstanding loan in October 2017. During the year ended December 31, 2016, we borrowed $314,951 and repaid $319,675 to Mr. Deitsch and the Companies owned by him. In addition, Mr. Deitsch accepted a total of 15,000,000 shares of the Company's restricted common stock as a repayment to discharge $100,000 of his outstanding loan in June 2016.

5.     OTHER INDEBTEDNESS

Other indebtedness (Both short-term and long term) consists of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Note payable and Convertible note payable, at fair value– Related Party(Net of discount of $2,000 and $0, respectively) (1)	$202,974	$200,000
Notes payable – Unrelated third parties (Net of discount of $28,723 and $9,584, respectively) (2)	1,337,470	956,950
Convertible notes payable, at fair value (Net of discount of $0 and $49,716, respectively) (3)	1,925,959	1,423,012
Ending balances	$3,466,403	$2,579,962

(1)

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. We repaid principal balance in full as of December 31, 2016. During the year ended December 31, 2017, we made the payment of $30,000 of the accrued interest. At December 31, 2017 and 2016, we owed this director accrued interest of $126,036 and $140,579, respectively.

In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to one of our directors’ owned Companies. The notes carry interest at 12% annually and are due on the date that is nine-months from the execution and funding of the note. Upon default in February 2017, the Notes became convertible at $0.008 per share. During March 2017, we repaid principal balance of $6,365.  During April 2017, the Notes with accrued interest were restated. The restated principal balance of $201,818 bears interest at 12% annually and is due October 12, 2017. During June 2017, we repaid principal balance of $8,844. The loan is in default and negotiation for settlement. At December 31, 2017 and 2016, we owed this director $192,974 and $200,000, respectively.

In December 2017, we issued a promissory note to a related party in the amount of $12,000 with original issuance discount of $2,000. The note is due in twelve months from the execution and funding of the note. At December 31, 2017, the principal balance of the loan net of discount is $10,000.

(2)

At December 31, 2017 and 2016, the balance of $1,337,470 and $956,950, respectively, consisted of the following loans:

•

On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments and on January 26, 2012, we signed the first amendment to the settlement agreement where under we agreed to pay $175,000 which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). We repaid $25,000 during the six months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000).  The $100,000 penalty was expensed during 2012.  LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in October 2012. The debt has reverted back to us.

•

At December 31, 2017 and 2016, we owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to us.

•

In April 2016, we issued a promissory note to a unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. The loan is in default and negotiation of settlement. At December 31, 2017 and 2016, the accrued interest is $1,465 and $706.

•

In May 2016, the Company issued a promissory note to a unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 500,000 shares of the Company's common stocks (See Note 6). The Company has recorded a debt discount in the amount of $8,036 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $8,036 was amortized over the term of the debt.  During December 2016, the Company issued a total of 350,000 restricted shares due to the default on repayment. The shares were valued at a fair value of $5,775 (See Note 6). Amortization for the debt discount for the years ended December 31, 2017 and 2016 was $0 and $8,036.  During April, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The shares were valued at $0.0050 per share (See Note 6). At December 31, 2017 and 2016, the accrued interest is $25,567 and $11,800, respectively. The loan is in default and in negotiation of settlement.

•

In June 2016, the Company issued a promissory note to a unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, the Company issued 400,000 shares of the Company's common stocks (See Note 6). The Company has recorded a debt discount in the amount of $4,900 to reflect the value of the common stocks as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stocks and additional paid-in capital. The total discount of $4,900 was amortized over the term of the debt. During December 2016, the Company issued a total of 350,000 restricted shares due to the default on repayment. The shares were valued at a fair value of $2,870 (See Note 6). Amortization for the debt discount for the year ended December 31, 2017 and 2016 was $0 and $4,900. The loan is in default and negotiation of settlement. At December 31, 2017 and 2016, the accrued interest is $18,767 and $6,600.

•

In August 2016, we issued a promissory note to a unrelated third party in the amount of $150,000 bearing monthly interest at a rate of 2.5%. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 100,000 shares of our common stock (See Note 6). We recorded a debt discount in the amount of $800 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The discount was fully amortized as of December 31, 2017. Amortization for the debt discount for the years ended December 31, 2017 and 2016, was $200 and $600. During March 2017, we issued a total of 50,000 restricted shares due to the default on repayment. The shares were valued at a fair value of $275 (See Note 6).

During April 2017, the Notes with accrued interest were restated. The restated principal balance of $180,250 bears monthly interest at a rate of 2.5% and is due October 20, 2017. In connection with this restated note, we issued 500,000 shares of our common stock. We recorded a debt discount in the amount of $2,417 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The discount was fully amortized as of December 31, 2017.  Amortization for the debt discount for the year ended December 31, 2017 was $2,417. During November 2017, we issued a total of 250,000 restricted shares due to the default on repayment (See Note 6). At December 31, 2017, the accrued interest is $38,455 and $16,500, respectively. The Notes with accrued interest were restated in January 2018 (See Note 10)

•

On September 26, 2016, we issued a promissory note to a unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. The loan is in default and in negotiation of settlement. During October 2017, we issued a total of 100,000 restricted shares due to the default on repayment (See Note 6). At December 31, 2017, the accrued interest is $7,708 and $2,021. The loan is in default and negotiation of settlement.

•

In October 2016, we issued a promissory note to a unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 600,000 shares of our common stock. We recorded a debt discount in the amount of $4,330 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The total discount of $4,330 was fully amortized as of December 31, 2017.  During March 2017, we issued a total of 350,000 restricted shares due to the default on repayment. The shares were valued at a fair value of $1,645 (See Note 6). Amortization for the debt discount for the years ended December 31, 2017 and 2016, was $2,165 and $2,165, respectively. At December 31, 2017 and 2016, the accrued interest is $15,067 and $2,900, respectively.

During November 2016, we received a loan for a total of $150,000 from a unrelated third party. The loan is repaid through scheduled payments through June 2018 along with interest on average 15% annum. We have recorded loan costs in the amount of $7,875 for the loan origination fees paid at inception date. The total loan cost of $7,875 is fully amortized over the term of the loan.  Amortization for the years ended December 31, 2017 and 2016, was $7,219 and $656.  At July 24, 2017, the loan was repaid in full. The interest expense for the years ended December 31, 2017 and 2016 is $16,134 and $5,005, respectively.  As of December 31, 2017 and 2016, the principal balance of the loan net of discount is $0 and $132,133.

•

During December 2015, our President and CEO, Mr. Deitsch, assigned $80,000 of his outstanding loan to a unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 4% and was due on December 7, 2016. The Note reverted back as the promissory note upon maturity date. On June 27, 2017, the Company owed principal balance of $80,000 plus accrued interest of $4,971. The total of $84,971 was assigned and sold to a unrelated third party in the form of a Convertible Redeemable Note (See Note 6(3)).

•

In June 2017, we issued a promissory note to a unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. In the event of our failure to pay the Note in a timely fashion, the Noteholder would receive 100,000 shares restricted, common stock on the date that is 10 business days after the maturity date.  At December 31, 2017, the accrued interest is $670.

•

During July 2017, we received a loan for a total of $200,000 from a unrelated third party. The loan is repaid through scheduled payments through January 2019 along with interest on average 15% annum. We have recorded loan costs in the amount of $5,500 for the loan origination fees paid at inception date. The total loan cost of $5,500 is amortized over the term of the loan.  Amortization for the year ended December 31, 2017 was $2,010.  At December 31, 2017, repayment of $8,671 was made. The interest expense for the year ended December 31, 2017 is $19,709. At December 31, 2017, the principal balance of the loan net of discount is $187,839.

•

In July 2017, we issued a promissory note to a unrelated third party in the amount of $50,000 with original issuance discount of $10,000. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 2,000,000 shares of our common stock (See Note 6). We recorded a debt discount in the amount of $4,912 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The discount is amortized over the term of the loan.  Amortization for the debt discount and original issuance discount for the year ended December 31, 2017 was $4,912 and $10,000, respectively. At December 31, 2017, the principal balance of the loan net of discount is $40,000.

•

In September 2017, we issued a promissory note to a unrelated third party in the amount of $51,000 with original issuance discount of $8,500. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 4,000,000 shares of our common stock (See Note 6). We recorded a debt discount in the amount of $3,656 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The discount is amortized over the term of the loan.  Amortization for the debt discount and original issuance discount for the year ended December 31, 2017 was $2,156 and $8,500, respectively. At December 31, 2017, the principal balance of the loan net of discount is $41,000.

•

In September 2017, we issued a promissory note to a unrelated third party in the amount of $36,000 with original issuance discount of $6,000. The note is due in one year from the execution and funding of the note. The original issuance discount is amortized over the term of the loan. Amortization for the original issuance discount for the year ended December 31, 2017 was $2,000. At December 31, 2017, the principal balance of the loan net of discount is $30,500.

•

In October 2017, we issued a promissory note to a unrelated third party in the amount of $50,000 with original issuance discount of $10,000. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our common stock (See Note 6). We recorded a debt discount in the amount of $3,200 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The discount is amortized over the term of the loan.  Amortization for the debt discount and original issuance discount for the year ended December 31, 2017 was $1,500 and $4,500, respectively. At December 31, 2017, the principal balance of the loan net of discount is $42,800.

•

In October 2017, we issued a promissory note to a unrelated third party in the amount of $60,000 with original issuance discount of $3,000. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our common stock (See Note 6). We recorded a debt discount in the amount of $3,300 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The discount is amortized over the term of the loan.  Amortization for the debt discount and original issuance discount for the year ended December 31, 2017 was $1,400 and $4,500, respectively. At December 31, 2017, the principal balance of the loan net of discount is $52,600.

•

In November 2017, we issued a promissory note to a unrelated third party in the amount of $120,000 with original issuance discount of $20,000. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 10,000,000 shares of our common stock (See Note 6). We recorded a debt discount in the amount of $5,600 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The discount is amortized over the term of the loan.  Amortization for the debt discount and original issuance discount for the year ended December 31, 2017 was $1,900 and $7,000, respectively. At December 31, 2017, the principal balance of the loan net of discount is $103,300.

•

In November 2017, we issued a promissory note to a unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our common stock (See Note 6). We recorded a debt discount in the amount of $2,900 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The discount is amortized over the term of the loan.  Amortization for the debt discount and original issuance discount for the year ended December 31, 2017 was $1,000 and $1,000, respectively. At December 31, 2017, the principal balance of the loan net of discount is $14,100.

•

In December 2017, we issued a promissory note to a unrelated third party in the amount of $60,000 with original issuance discount of $10,000. The note is due in one year from the execution and funding of the note. The discount is amortized over the term of the loan.  Amortization for the original issuance discount for the year ended December 31, 2017 was $400, respectively. At December 31, 2017, the principal balance of the loan net of discount is $50,400.

(3)

At December 31, 2017, the balance of $1,925,959 and $1,423,012 consisted of the following convertible loans:

•

On March 19, 2014, we issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. During the year ended December 31, 2015, we recorded the first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014.  The notes carry interest at 8% and are due on March 19, 2018.  The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. At December 31, 2017 and 2016, these convertible notes payable, at fair value, was recorded at $594 and $3,474, respectively.

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

•

On March 31, 2017, we issued another convertible denture in the amount of $80,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 8% and is due on March 30, 2018, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a fifty-five percent (55%) of the of the lowest closing bid price of our Common Stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $108,021. At December 31, 2017, the convertible note payable, at fair value, was recorded at $256,043. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend the Company another $80,000.

On December 31, 2017, in connection with the issuance of a convertible note of $80,000, we granted three-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.005 per share. The warrants were valued at their fair value of $3,535 using the Black-Scholes method on December 31, 2017. The warrants expire on March 30, 2020 (See Note 7).

•

On July 18, 2017, we issued another convertible denture in the amount of $150,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 8% and is due on July 18, 2018, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a fifty-five percent (55%) of the of the lowest closing bid price of our Common Stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $483,058. At December 31, 2017, the convertible note payable, at fair value, was recorded at $483,092.

•

During April 2016, we entered into a loan agreement with Greentree Financial Group, Inc. (“Greentree”) in connection with a bridge financing transaction, consisting of certain unsecured convertible promissory notes in principal amount up to $250,000, the first tranche of $50,000 was funded during April 2016 and matures one year from the funding of the Note. The conversion price is lower of $0.10 per share or 60% of the average of the three lowest volume weighted average prices for the ten consecutive trading days immediately prior to but not including the conversion date. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $39,089. During November 2016, the Noteholder made a conversion of 5,274,262 shares of our restricted stock satisfying the Note of $25,000 with a fair value of $44,008.  During January and April 2017, the Noteholder made conversions of 8,248,721 shares of the company’s restricted stock satisfying the remaining Note of $25,000 and accrued interest in full with a fair value of $52,808(See Note 6). In addition, Greentree received 2,955,950 shares of our restricted stock with a fair value of $14,189. It was recorded as a loss on settlement of debt in other expenses.

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

The $80,000 Notes to B+A bear annual interest rate of 10% and conversion price is equal to 60% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. In June, July, and October 2017, B+A made conversions of a total of 83,125,164 shares satisfying the Note of $60,000 with a fair value of $107,970 (See Note 6). At December 31, 2017, the convertible notes payable, at fair value, was recorded at $52,948. The loan is in default and in negotiation of settlement.

•

During June 2016, we issued a Convertible Debenture in the amount of $72,000 to a unrelated third party as a result of debt sale. The Note carries interest at 8% and is due on June 20, 2017, unless previously converted into shares of restricted common stock. The convertible note’s holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of our Common Stock for the fifteen trading days preceding the conversion date. At December 31, 2017 and 2016, the convertible notes payable, at fair value, was recorded at $237,121 and $136,653, respectively. The loan is in default and in negotiation of settlement.

•

During June 2016, the notes payable of $50,000 originated in January 2016 with accrued interest of $4,800 was assigned and sold to a unrelated third party in the form of a Convertible Redeemable Note (See Note 5(2)). The note carries interest at 8% and is due on June 16, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of our Common Stock for the fifteen trading days preceding  the conversion date. At December 31, 2017 and 2016, the balance of $54,800, at fair value, was recorded at $180,868 and $103,968, respectively. The loan is in default and in negotiation of settlement.

•

During July 2016, we issued a convertible note to a unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2.0%. The note holder has the right to convert the notes into shares of Common Stock at a price of $0.05. The note is due in six months from the execution and funding of the note. In connection with the issuance of this note, we issued 300,000 shares of our common stock (See Note 6). We recorded a debt discount in the amount of $2,345 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The debt discount was fully amortized. Amortization of debt discount as of December 31, ,2017 and 2016 was $1,000 and $1,345, respectively. At December 31, 2016, the convertible note payable, at fair value, was recorded at $8,479. The accrued interest as of December 31, 2016 is $5,667. On January 26, 2017, the principal and accrued interest was $56,567. During January 2017, 300,000 shares restricted, common stock were issued due to default on repayment (See Note 7).

During January 2017, the Note was restated with principal amount of $56,567 bearing monthly interest rate of 2.5%. The New Note of $56,567 is due on July 26, 2017 and convertible at $0.05 per share. The loan is under personal guarantee by our President and CEO, Rik Deitsch. In connection with the issuance of this note, we issued 300,000 shares of our common stock (See Note 6). We have recorded a debt discount in the amount of $2,413 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The discount of $2,413 was fully amortized during the year ended December 31, 2017. During August 2017, the accrued interest of $8,909 was paid in full and the Note was restated with the same principal amount of $56,567 bearing monthly interest rate of 2.5%. The New Note of $56,567 is due on February 2, 2018 and convertible at $0.05 per share. In connection with the restatement of this note, we issued 300,000 shares of our common stock (See Note 6). We have recorded a debt discount in the amount of $417 to reflect the value of the common stock. The debt discount was fully amortized during the year ended December 31, 2017. At December 31, 2017, the convertible note payable, at fair value, was recorded at $2,280. The accrued interest as of December 31, 2017 is $7,117. During February 2018, the principal and accrued interest was restated as principal (See Note 10).

•

In February 2017, we issued a Convertible Promissory Note for $53,000 to a unrelated third party. The note carries interest at 12% annually and are due November 12, 2017. The Holder has the right to convert the loan, beginning on the date which is one hundred eighty (180) days following the date of the Note, into common stock at a price of sixty percent (60%) of the average of the three lowest trading prices of our Common Stock for the fifteen trading days preceding the conversion date. During August 2017, the Noteholder made the conversions of a total of 85,491,054 of our restricted stock satisfying the principal balance and accrued interest in full with a fair value of $90,976.

•

In April 2017, we issued a Convertible Promissory Note for $33,000 to a unrelated third party. The note carries interest at 12% annually and are due January 30, 2018. The Holder has the right to convert the loan, beginning on the date which is one hundred eighty (180) days following the date of the Note, into common stock at a price of sixty percent (60%) of the average of the three lowest trading prices of our Common Stock for the fifteen trading days preceding the conversion date. During October 2017, the Noteholder made the conversions of a total of 50,125,000 of our restricted stock satisfying the principal balance of $16,040 with a fair value of $35,596 (See Note 6). At December 31, 2017, the convertible note payable, at fair value, was recorded at $48,213.

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

•

During August 2016, we issued a Convertible Debenture to a unrelated third party in the amount of $51,000. The note carries interest at 12% and matures on May 19, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the average of the three lowest trading prices of our Common Stock for the twenty trading days preceding the conversion date. During February and March 2017, the Note holder made the conversions of a total of 19,573,258 of our restricted stock satisfying the principal balance and accrued interest in full with a fair value of $98,147.

•

During August 2016, we issued a Convertible Debenture to a unrelated third party in principal amount up to $225,000, the first tranche of $45,000 was funded during August 2016 and matures one year from the funding of the Note. The note carries interest at 6%. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the average of the three lowest trading prices of our Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $37,932. We have recorded loan costs in the amount of $4,500 for the loan origination fees paid at inception date. The total loan cost of $4,500 was amortized over the term of the loan.  At December 31, 2017, the loan cost was fully amortized. Amortization for the year ended December 31, 2017 was $3,000. During March through May, 2017, the Note holder made conversions of a total of 25,558,744 shares of stock satisfying the principal balance and accrued interest in full for a fair value of $198,451.

•

The second tranche of $22,500 was funded during December 2016. We recorded loan costs in the amount of $2,250 for the loan origination fees paid at inception date. The total loan cost of $2,250 was fully amortized over the term of the loan.  Amortization for the nine-months ended December 31, 2017 was $2,250. During June and July 2017, the Note holder made conversions of a total of 31,582,547 shares of stock satisfying the principal balance and accrued interest in full for a fair value of $53,979.

•

During September 2016, the notes payable of $10,000 originated in December 2015 with accrued interest of $1,951 was assigned and sold to a unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on September 21, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest closing bid prices of our Common Stock for the twenty trading days preceding  the conversion date including the date of receipt of conversion notice. During May 2017, the Note holder exercised conversion to 5,432,195 shares of stock satisfying the note in full for a fair value of $26,412

•

During December, 2016, we issued a Convertible Debenture in the amount of $66,500 to Labrys Fund, LP (“Labrys”). The note carries interest at 12% and is due on June 6, 2017, unless previously converted into shares of restricted common stock. Labrys has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our Common Stock for the twenty trading days preceding  the conversion date. We issued 4,532,810 shares of common stock (the “Returnable Shares”) to Labrys as a commitment fee, provided, however, the Returnable Shares must be returned to our treasury if Labrys elects to convert, prior to the date which is one hundred eighty (180) days following the Issue Date, all or any part of the outstanding and unpaid principal amount or interest of this Note into shares of Common Stock. In March 2017, the amendment was signed to waive Labrys to return the Commitment Shares back to our treasury (See Note 6). We have recorded a debt discount of $49,861 for the fair value of stock issued on the inception date.  The loan is in default. The total loan cost of $49,861 was amortized over the term of the loan.  The loan cost was fully amortized as of December 31, 2017. Amortization for the years ended December 31, 2017 and 2016 was $44,478 and $5,383. During April through July 2017, the Note holder made conversions of a total of 138,541,668 shares of stock satisfying the principal balance of $66,500 and default penalty of $22,617 in full for a fair value of $218,353 (See Note 6).

During March 2017, we issued another Convertible Debenture in the amount of $66,500 to Labrys. The note carries interest at 12% and is due on September 10, 2017, unless previously converted into shares of restricted common stock. Labrys has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $67,987. During July through October 2017, the Note holder made conversions of a total of 249,809,724 shares of stock satisfying the principal balance of $66,500 and default penalty of $5,000 in full for a fair value of $270,716 (See Note 6).

During May 2017, we issued another Convertible Debenture in the amount of $45,000 to Labrys. The note carries interest at 12% and is due on November 3, 2017, unless previously converted into shares of restricted common stock. Labrys has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our Common Stock for the twenty-five trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $47,393. During November 2017, the Note holder made a conversion of 62,059,253 shares of stock satisfying the principal balance of $11,057 and accrued interest for a fair value of $51,732. At December 31, 2017, the convertible note payable, at fair value, was recorded at $102,582. The loan is in default and negotiation of settlement.

During October 2017, we issued another Convertible Debenture in the amount of $45,000 to Labrys. The note carries interest at 12% and is due on July 19, 2018, unless previously converted into shares of restricted common stock. Labrys has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our Common Stock for the twenty-five trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $63,298. At December 31, 2017, the convertible note payable, at fair value, was recorded at $133,767.

•

During December 2016, we issued a Convertible Debenture to a unrelated third party in the amount of $110,000. The note carries interest at 12% and matures on September 8, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of our Common Stock for the twenty five trading days preceding the conversion date. During June and July 2017, the Note holder made conversions of a total of 179,800,000 shares of stock satisfying the principal balance of $63,001 and accrued interest for a fair value of $298,575. At December 31, 2017 and 2016, the convertible note payable, at fair value, was recorded at $147,314 and $197,957, respectively.

•

During December 2016, we issued a Convertible Debenture to a unrelated third party in the amount of $67,500. The note carries interest at 12% and matures on December 8, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of the Company’s Common Stock for the twenty five trading days preceding the conversion date. During June and July 2017, the Note holder made conversions of a total of 222,707,390 shares of stock satisfying the principal balance and accrued interest in full for a fair value of $304,050. (See Note 6).

•

During December 2016, we issued a Secured & Collateralized Convertible Debenture to a unrelated third party in the amount of $50,000. The note carries interest at 8% and matures on December 23, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of our Common Stock for the twenty trading days including the conversion date. During June and July 2017, the Note holder made conversions of a total of 116,386,891 shares of stock satisfying the principal balance and accrued interest in full for a fair value of $123,121.

•

During January 2017, we issued a Convertible Debenture in the amount of $40,000 to a unrelated third party. The note carries interest at 8% and is due on January 17, 2018, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note, until is no longer outstanding into shares of Common Stock at a price sixty percent of the lowest closing bid price of our Common Stock for the twenty prior trading days including the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $30,925. In July 2017, the company repaid the principal balance, accrued interest and prepayment penalty of the Note in full.

•

During May 2017, we issued a Convertible Debenture in the amount of $64,000 to a unrelated third party. The note carries interest at 8% and is due on May 4, 2018, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our Common Stock for the twenty trading days preceding  the conversion date. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $47,762. During November 2017, the Note holder made a conversion of 31,532,125 shares of stock satisfying the principal balance of $856 and penalty of $6,400 for a fair value of $21,399 (See Note 6). At December 31, 2017, the convertible note payable, at fair value, was recorded at $185,765.

•

During December 2015, our President and CEO, Mr. Deitsch, assigned $80,000 of his outstanding loan to a unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 4% and was due on December 7, 2016. The Note reverted back as the promissory note upon maturity date. On June 27, 2017, the Company owed principal balance of $80,000 plus accrued interest of $4,971. The total of $84,971 was assigned and sold to a unrelated third party in the form of a Convertible Redeemable Note (See Note 6(2)). The note carries interest at 8% and is due on September 21, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty-five percent (55%) of lowest closing bid prices of our Common Stock for the twenty trading days preceding  the conversion date including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, the Company encountered a day-one derivative loss of $75,006. During July and August 2017, the Note holder made conversions of a total of 164,935,000 shares of stock satisfying the principal balance of $55,325 for a fair value of $225,143. (See Note 6). At December 31, 2017, the convertible note payable, at fair value, was recorded at $95,369.

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

The Series A Preferred Stock was issued to Rik J. Deitsch, the Corporation’s Chairman, to discharge four hundred thousand dollars ($400,000) of Mr. Deitsch’s loan to the Corporation (See Note 4).

Common Stock Issued for Services

During February 2017, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 1,500,000 shares of our restricted common stock were issued. The shares were valued at $0.0075 per share. We recorded an equity compensation charge of $11,250 during the year ended December 31, 2017.

During January 2017, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 1,000,000 shares of our restricted common stock were issued. The shares were valued at $0.0087 per share. We recorded an equity compensation charge of $8,700 during the year ended December 31, 2017.

During November 2016, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, a total of 3,000,000 shares of our restricted common stock were issued. The shares were valued at $0.012 per share. We recorded an equity compensation charge of $26,055 and $9,945 during the year ended December 31, 2017 and 2016.

During July 2016, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, a total of 4,250,000 shares of our restricted common stock were issued. The shares were valued at $0.0084 per share. We recorded an equity compensation charge of $17,801 and $17,899 during year ended December 31, 2017 and the year ended December 31, 2016.

During July 2016, we signed agreements with a consultant to provide investor relation services for twelve months. In connection with the agreement, 500,000 shares of our restricted common stock were issued. The shares were valued at $0.0084 per share. We recorded an equity compensation charge of $2,094 and $2,156 during the year ended December 31, 2017 and the year ended December 31, 2016.

During July 2016, we signed agreements with a consultant to provide investor relation services for six months. In connection with the agreement, 1,200,000 shares of our restricted common stock were issued. The shares were valued at $0.0084 per share. We recorded an equity compensation charge of $2,499 and $7,581 during the year ended December 31, 2017 and the year ended December 31, 2016.

During July 2016, we signed agreements with a consultant to provide investor relation services for twelve months. In connection with the agreement, 500,000 shares of our restricted common stock were issued. The shares were valued at $0.0084 per share. We recorded an equity compensation charge of $2,094 and $2,156 during the year ended December 31, 2017 and the year ended December 31, 2016.

During July 2016, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, a total of 625,000 shares of our restricted common stock were issued. The shares were valued at $0.009 per share. We recorded an equity compensation charge of $3,082 and $2,543 during the year ended December 31, 2017 and the year ended December 31, 2016.

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

During October and November 2017, we issued a total of 450,000 restricted shares to Note holders due to the default on repayment of three promissory notes. The shares were valued at fair value of $700 (See Note 5).

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

In October through November 2017, in connection with the issuance of four promissory notes payable, we issued a total of 25,000,000 shares of our common stock with a fair value of $15,000 (See Note 5).

Common Stock Issued for Conversion of Debt

During October 2017, the Noteholder made the conversions of a total of 50,125,000 of our restricted stock satisfying the principal balance of $16,040 with a fair value of $35,596 (See Note 6).

During July and August 2017, a Note holder received 164,935,000 shares of our restricted stock with a fair value of $225,143 upon conversion of $55,325 of an $84,971 Note originated in June 2017 (See Note 5).

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

In June through October 2017, B+A received 83,125,164 shares of our restricted stock with a fair value of $107,970 upon conversion of $60,000 of an $80,000 Note originated in April 2016 (See Note 5).

Date	Number of	Fair Value of
	shares converted	Debt Converted
6/8/2017	23,715,415	56,303
7/6/2017	17,044,486	11,166
10/9/2017	42,365,263	40,501

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

During July through September 2017, a Note holder received 249,809,724 shares of the company’s restricted stock with a fair value of $270,726 upon conversion of a Note of $66,500 and default penalty of $5,000 (See Note 5).

Date	Number of	Fair Value of
	shares converted	Debt Converted
7/13/2017	50,650,959	$117,179
8/10/2017	21,275,000	23,486
9/13/2017	9,711,900	5,062
9/19/2017	82,122,533	65,229
10/10/2017	86,049,332	59,760

During November 2017, the Note holder made a conversion of 62,059,253 shares of stock with a fair value of $51,732 satisfying the principal balance of $11,057 of a $45,000 Note originated in May 2017 (See Note 5).

During November 2017, the Note holder made a conversion of 31,532,125 shares of stock with a fair value of $21,399 satisfying the principal balance of $856 and penalty of $6,400 of a $64,000 Note originated in May 2017 (See Note 5).

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

7.     STOCK OPTIONS AND WARRANTS

Common Stock Warrants

On March 31, 2017, in connection with the issuance of an $80,000 Note, we granted three-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.005 per share. The warrants were valued at their fair value of $3,536 using the Black-Scholes method on December 31, 2017. The warrants expire on March 30, 2020 (See Note 5).

On March 3, 2016, in connection with the issuance of a convertible note, we granted five-year warrants to purchase an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.03 per share. The warrants were valued at their fair value of $1,502 using the Black-Scholes method at December 31, 2017. The warrants expire on March 3, 2021.

On April 4, 2016, in connection with the issuance of convertible notes, we granted three-year warrants to purchase an aggregate of 4,000,000 shares of our common stock at an exercise price of $0.05 per share. The warrants were valued at their fair value of $862 using the Black-Scholes method at December 31, 2017. The warrants expire on April 4, 2019.

During April, 2014, the Company issued a total of 100,000 warrants to purchase common stock at an exercise price of $1.00 per share in connection with issuance of a convertible note payable to Coventry. The warrants were valued at their fair value of $5 using the Black-Scholes method at December 31, 2017. The warrants expire on April 9, 2019.

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

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the years ended December 31, 2017 and 2016:

	Number Of shares	Weighted average exercise price
Balance December 31, 2015	21,725,000	$0.95
Exercised	-	-
Issued	27,101,667	$0.02
Forfeited	(19,685,000)	-
Balance December 31, 2016	29,141,667	$0.03
Exercised	(1,000,000)	0.002
Issued	6,000,000	$0.005
Forfeited	(20,601,667)	-
Balance December 31, 2017	13,540,000	$0.023

The following table summarizes information about fixed-price warrants outstanding as of December 31, 2017 and 2016:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2017	$0.005-1.00	13,540,000	1.75 years	$0.023
2016	$0.03-1.00	29,141,667	0.91 years	$0.03

At December 31, 2017, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0007, closing stock price of our common stock on December 29, 2017. There were no in-the-money warrants at December 31, 2017.

8.     INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2017 and 2016, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 5.5% for Florida State Corporate Taxes, the blended rate used was 37.63%), are approximately as follows:

	December 31,
	2017	2016
Computed “expected” tax expense (benefit) - Federal	$(1,345,175)	$(1,084,483)
Computed “expected” tax expense (benefit) - State	(230,267)	(185,641)
Permanent differences	771,881	620,615
Change in valuation allowance	803,561	649,509
	$-	$-

	December 31,
	2017	2016
Current portion of net deferred income tax assets:
Accrued salary	$347,674	$249,976
Inventory Reserve	0	69,254
Valuation allowance	(347,674)	(319,230)
Current net deferred income tax asset	$-	$-

Non- current portion of net deferred income tax asset
Net operating loss carryforwards	$12,792,814	$12,667,206
Valuation allowance	(12,792,814)	(12,667,206)
Non-current net deferred income tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have provided a valuation allowance to fully reserve such assets. As of December 31, 2017, the Company has net operating loss carryforwards of approximately $35,242,000 available to offset future taxable income in various years through December 31, 2037.  The significant difference between such net operating loss carryforwards and our accumulated deficit of approximately $23,725,000 results primarily from stock based compensation and debt settlements which are considered to be permanent differences.

The valuation allowances increased by approximately $803,000 and $649,000 for the years ended December 31, 2017 and 2016, respectively. The Company’s 2014 to 2017 tax returns are subject to examination by Internal Revenue Services and State Taxing Agency’s.

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

Future minimum payments under these lease agreements are as follows:

Total
2018	$126,494
2019	91,913
2020	87,991
2021	91,379
2022	54,490
$452,267

Rent expense for the years ended December 31, 2017 and 2016 approximated $127,400 and $116,300, respectively.

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. The shares and note payable have not been issued as of December 31, 2017. We have accrued the $142,500 in accrued expense and equity compensation.

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of December 31, 2017, we have accrued the legal settlement amount at present value of $39,020 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

At LPR's request, the parties mediated the dispute. At the mediation, the parties worked out an agreement whereby Nutra Pharma Corp. would purchase from LPR the components LPR purchased from third parties at an amount slightly less than the principal amount of the suit and on terms acceptable to us. The agreed price was $350,000 payable over 7 months in equal $50,000 amounts. The litigation was dismissed in August of 2011.  Following several payments under the parties’ agreement, the parties entered into two amended payment schedules as accommodations to Nutra Pharma Corp. to allow it to make payments that had been missed.  Nutra Pharma Corp. did not make a payment in March 2012 and LPR subsequently called Nutra Pharma Corp. in default of the parties’ agreement.

On June 11, 2012, LPR sold its debt to Southridge Partners, LLP in an agreement to be paid out over time. In August 2013, LPR cancelled their agreement with Southridge Partners, LLP.  LPR filed a notice of intent to administratively dissolve in May 2015 (with the dissolution becoming effective in December 2015) and has not pursued its claimed default against Nutra Pharma Corp. in any court or other formal proceeding since that date.

Paul Reid et al. v. Nutra Pharma Corp. et al.

On August 26, 2016, certain of former ReceptoPharm employees and a former ReceptoPharm consultant filed a lawsuit in the 17th Judicial Circuit in and for Broward County, Florida (Case No. CACE16-015834) against Nutra Pharma and Receptopharm to recover $315,000.00 allegedly owing to them under a settlement agreement reached in an involuntary bankruptcy action that was brought by the same individuals in 2012 and for payment of unpaid wages/breach of written debt confirms.  On September 28, 2016, Nutra Pharma and Receptopharm filed a motion to dismiss the lawsuit.

Nutra Pharma and Receptopharm believe that the lawsuit is without merit and also intend to file a counterclaim against these former employees/consultants for misconduct that Nutra Pharma discovered after execution of the aforementioned settlement agreement.  We intend to vigorously contest this matter.

On October 26, 2017, the Court dismissed the claims for unpaid wages/breach of written debt confirms but allowed the claim for alleged breach of the settlement agreement to go forward.  Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, we have accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of December 31, 2017.

10.     SUBSEQUENT EVENTS

Authorized Shares

On March 7, 2018, we obtained written consents from stockholders holding a majority of our outstanding voting stock to approve an amendment of the Company’s articles of incorporation, as amended, to increase the number of authorized shares of common stock from 2,000,000,000 to 8,000,000,000.

Promissory Notes

During January 2018, the Notes with accrued interest of $220,506 were restated. The restated principal balance of $220,506 bears monthly interest at a rate of 2.5% and is due July 12, 2018. In connection with this restated note, we issued 2,000,000 shares of our common stock (See Note 5).

During February 2018, the Notes with accrued interest of $65,600 were restated. The restated principal balance of $65,600 bears monthly interest at a rate of 2.5% and is due August 14, 2018. In connection with this restated note, we issued 1,000,000 shares of our common stock (See Note 5).

Convertible Notes Payable and Stocks issued with Debt

During January to February 2018, we issued promissory notes to unrelated third parties for a total of $109,900 with original issuance discount of $10,900. The note is due in six months from the execution and funding of the notes. In connection with the issuance of these promissory notes, we issued a total 1,000,000 shares of our common stock. The Noteholders have the right to convert the note, until is no longer outstanding into shares of Common Stock at a $0.0008.

During February and March 2018, we issued two Convertible Debentures in the amount of $200,000 and $60,000 to an  unrelated third party. The notes carries interest at 8% and is due in one year from the execution of the notes, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding into shares of our Common Stock at a price sixty percent of the lowest trading price of our Common Stock for the twenty five prior trading days including the conversion date.

During February 2018, the notes payable of $150,000 originated in July 2017 with accrued interest of $6,000 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on February 19, 2019, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at sixty percent of the lowest trading price of our Common Stock for the twenty five prior trading days including the conversion date.

During February 2018, a noteholder converted an outstanding Note issued in June 2017 with an outstanding principal balance of $29,646 for 109,876,500 shares of Common Stock..

During February 2018, a noteholder converted a tranche of an outstanding Note issued in March 2017 with a principal balance of $33,854 for  70,123,500 shares of Common Stock. The noteholder sold and assigned the remaining balance of $46,146 with accrued interest of $3,276 to an unrelated third partyunrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on February 13, 2019, unless previously converted into shares of restricted common stock. The noteholder has the right to convert the note into shares of our Common Stock at sixty percent of the lowest trading price of our Common Stock for the twenty five prior trading days including the conversion date.

During February 2018, we issued 45,000,000 shares of our restricted stock to Labrys in settlement of a $45,000 note payable issued in October 2017 and the $33,944 outstanding balance of a $34,000 note payable issued in May.

During February 2018, the remaining balance of $46,999 for the $110,000 Note originated in December 2016 with accrued interest of $2,820 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on February 13, 2019, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note into shares of our Common Stock at sixty percent of the lowest trading price of our Common Stock for the twenty five prior trading days including the conversion date. In connection with the settlement, we also agreed to issue number of shares of our common stock that equals $125,000 divided by the settlement price prior to May 1, 2018. The settlement price shall be the average closing price for the ten trading days preceding the shares delivery date.