Form 10-Q
period 2018-03-31
NUTRA PHARMA CORP
filed 2018-05-21
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company.

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 21, 2018, there was 2,332,105,170 shares of common stock.

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10–Q for the period ending March 31, 2018, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward–looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward–looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$1,936	$–
Accounts receivable	15,828	15,143
Inventory	75,491	20,142
Due from officers	310,589	269,772
Prepaid expenses and other current assets	41,757	52,500
Total current assets	445,601	357,557

Property and equipment, net	14,535	16,463
Other assets	15,550	15,550
Total assets	$475,686	$389,570

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,380,382	$1,301,988
Accrued expenses	965,005	1,002,980
Deferred revenue	12,490	22,490
Derivative warrant liability	18,856	5,903
Other debt, net of discount	3,262,054	3,466,403
Total liabilities	5,638,787	5,799,764

Commitments and Contingencies (See Note 8)

Stockholders' deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized: 3,000,000 and 0 Series A Preferred shares issued and outstanding at March 31, 2018 and December 31, 2017	3,000	3000
Common stock, $0.001 par value, 8,000,000,000 shares authorized: 2,332,105,170 and 2,032,233,701 shares issued and outstanding at March 31, 2018 and December 31, 2017	2,332,105	2,032,234
Additional paid–in capital	53,978,402	49,942,719
Accumulated deficit	(61,476,608)	(57,388,147)
Total stockholders' deficit	(5,163,101)	(5,410,194)
Total liabilities and stockholders' deficit	$475,686	$389,570

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net sales	$32,476	$16,979
Cost of sales	5,859	7,794
Gross profit	26,617	9,185

Operating expenses:
Selling, general and administrative – including stock based compensation of $0 and $36,082, respectively	364,073	427,231
Total operating expenses	364,073	427,231
Loss from Operations	(337,456)	(418,046)

Other Expenses
Interest expense	(275,289)	(92,540)
Change in fair value of derivatives	(3,475,716)	(429,551)
Other Expenses	(3,751,005)	(522,091)
Net loss before income taxes	(4,088,461)	(940,137)
Provision for income taxes	–	–
Net loss	$(4,088,461)	$(940,137)

Net loss per share – basic and diluted	$(0.00)	$(0.02)

Weighted average number of shares outstanding during the period – basic and diluted	2,188,127,298	319,442,791

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2018	2017
Reconciliation of net loss to net cash used in operating activities:
Cash flows from operating activities:
Net loss	$(4,088,461)	$(940,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,928	1,874
Stock–based compensation	–	36,082
Stock issued for loan modification	125,000	2,795
Change in fair value of derivative	3,475,716	429,551
Amortization of loan discount	89,556	32,609
Changes in operating assets and liabilities:
(Increase) in accounts receivables	(685)	(7,394)
Increase (decrease) in inventory	(55,349)	1,757
Decrease (increase) in prepaid expenses and other assets	10,743	(8,132)
Increase in accounts payable	78,395	70,032
Increase in accrued expenses	24,843	9,479
Decrease in deferred revenue	(10,000)	–
Net cash used in operating activities	(348,314)	(371,484)

Cash flows from financing activities:
Loans from officers	31,100	116,500
Repayment of officers loans	(73,350)	(74,600)
Repayments of notes payable–related party	–	(6,365)
Proceeds from convertible notes, net of debt discount and loan issuance cost of $14,650 and $0, respectively	394,000	291,500
Proceeds from other notes payable	–	53,000
Repayments of other notes payable	(1,500)	(21,469)
Net cash provided by financing activities	350,250	358,566

Net increase (decrease) increase in cash	1,936	(12,918)

Cash – beginning of period	–	31,243

Cash – end of period	$1,936.00	$18,325

Supplemental Cash Flow Information:
Cash paid for interest	$(5,325)	$(18,858)
Non cash Financing and Investing:
Shares issued to satisfy debt	$4,069,754	$350,649
Discounts on notes payable	$9,887	$2,413
Debt discount for beneficial conversion features	$130,913	$–

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

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

Basis of Presentation and Consolidation

The Unaudited Condensed Consolidated Financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year. Therefore, the interim Unaudited Condensed Consolidated Financial statements should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10–K.

The accompanying Unaudited Condensed Consolidated Financial Statements include the results of Nutra Pharma and its wholly–owned subsidiaries Designer Diagnostics Inc. and ReceptoPharm (collectively “the Company”, “us”, “we” or “our”). We operate as one reportable segment. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern

Our Unaudited Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $61,476,608 at March 31, 2018. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $5,193,186 and a stockholders’ deficit of $5,163,101 at March 31, 2018.

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

At March 31, 2018, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

We collect 100% of the cash proceeds from the sale of product by our distributor and remit a portion of the cash proceeds received back to the distributor. We record product sales on a gross basis.

Adoption of ASC 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic revenue recognition methodology under ASC 605, Revenue Recognition.

The cumulative impact of adopting ASC 606 resulted in no changes to retained earnings at January 1, 2018. The impact to revenue for the three months ended March 31, 2018 was an increase of $1,500 as a result of applying ASC 606 to certain revenues generated through online distributors which are now presented gross as we have control over providing the products related to such revenues.

For the three months ended March 31, 2018, the revenue recognized from contracts with customers was $32,476.

The impact of adoption of ASC 606 on the Company’s unaudited condensed consolidated statement of operations was as follows:

	With Implementation of ASC 606	Before Implementation of ASC 606	Effect of Implementation
Revenue	$32,476	$30,976	$1,500
Costs	(5,859)	(4,359)	1,500
Net effect of ASC 606 implementation			$–

There was no balance sheet impact.

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

Inventories

Inventories, which are stated at the lower of average cost or market, and consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand.  If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write–downs are charged to cost of goods sold. Our inventory is carried net of a valuation allowance of $30,885 at March 31, 2018 and December 31, 2017.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the three months ended March 31, 2018, there was one customer that accounted for 45% of the total revenues.

Derivative Financial Instruments

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

The Fair Value Measurement Option

The company elects the fair value measurement option. The Company record the entire hybrid financing instrument at fair value under the guidance of SFAS155.

Property and Equipment and Long–Lived Assets

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed. Depreciation is computed using the straight–line method over the estimated useful lives of the assets of 3 – 7 years.

Property and equipment consists of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Computer equipment	$25,120	$25,120
Furniture and fixtures	34,757	34,757
Lab equipment	53,711	53,711
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	216,033	216,033
Less: Accumulated depreciation	(201,498)	(199,570)
Property and equipment, net	$14,535	$16,463

We review our long–lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At March 31, 2018, we believe the carrying values of our long–lived assets are recoverable. Depreciation expense for the three–months ended March 31, 2018 and 2017 was $1,928 and $1,874, respectively.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position.  At March 31, 2018, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire (which may be as much as 20 years while we have unused net operation losses), we are subject to income tax audits in the jurisdictions in which we operate. The Company’s 2015 to 2017 tax returns are subject to examination by Internal Revenue Services and State Taxing Agencies.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti–dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of March 31, 2018 and 2017, the following items were not included in dilutive loss as the effect is anti–dilutive:

	March 31, 2018	March 31, 2017
Options and warrants	13,475,000	14,540,000
Convertible notes payable	967,247,011	458,332,091
Total	980,722,011	472,872,091

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016–02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right–of–use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016–02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We expect the impact of this ASU will result in the recognition of right–of–use assets and related obligations.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

2.     FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at March 31, 2018 are measured in accordance with FASB ASC Topic 820–10–05, Fair Value Measurements. FASB ASC Topic 820–10–05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non–financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at March 31, 2018 and December 31, 2017:

	Fair Value Measurements at March 31, 2018
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$18,856	$–	$–	$18,856
Convertible notes at fair value	$1,748,749	$–	$–	$1,748,749

	Fair Value Measurements at December 31, 2017
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$5,903	$–	$–	$5,903
Convertible notes at fair value	$1,925,959	$–	$–	$1,925,959

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the three months ended March 31, 2018 and December 31, 2017:

Description	March 31, 2018	December 31, 2017
Beginning balance	$5,903	$48,504
Purchases, issuances, and settlements	–	24,017
Day one loss on value of hybrid instrument	–	–
Total (loss) included in earnings (1)	12,953	(66,618)
Ending balance	$18,856	$5,903

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

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value at March 31, 2018 and December 31, 2017:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look–back Period
Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Anti–Dilution Adjusted Price	%	Look–back Period
2018	$989,817	8%–12%	18%	$0.0002–$0.20	40%–60%	3 to 25 Days
2017	$682,099	8%–12%	18%	$0.0002–$0.20	40%–60%	3 to 25 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the three months ended March 31, 2018 and December 31, 2017 for the Convertible Notes:

Description	March 31, 2018	December 31, 2017
Beginning balance	$1,925,929	$1,672,728
Purchases, issuances, and settlements	429,779	580,143
Day one loss on value of hybrid instrument	1,694,660	999,228
Loss from change in fair value	1,768,105	1,314,325
Conversion to common stock	(4,069,754)	(2,594,100)
Repayment in cash	–	(46,365)
Ending balance	$1,748,749	$1,925,929

3.     INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis. At March 31, 2018 and December 31, 2017, inventories were as follows:

	March 31, 2018	December 31, 2017
Raw Materials	$61,596	$35,653
Work in Process	29,406	–
Finished Goods	15,374	15,374
Inventory Reserve	(30,885)	(30,885)
Total Inventories	$75,491	$20,142

4.     DUE FROM OFFICERS

At March 31, 2018, the balance due from our officer and Companies owned by him is $310,589. During the three months ended March 31, 2018, we advanced $73,350 to and collected $31,100 from Mr. Deitsch and the Companies owned by him.

5.     OTHER INDEBTEDNESS

Other indebtedness consists of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Note payable– Related Party (Net of discount of $1,500 and $2,000, respectively) (1)	$10,500	$202,974
Notes payable – Unrelated third parties (Net of discount of $17,413 and $28,723, respectively) (2)	1,605,577	1,337,470
Convertible notes payable, at fair value (Net of discount of $102,772 and $0, respectively) (3)	1,645,977	1,925,959
Ending balances	$3,262,054	$3,466,403

(1)

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. We repaid principal balance in full as of December 31, 2016. At March 31, 2018, we owed this director accrued interest of $129,765, which is included in accrued expenses in the condensed consolidated balance sheets.

In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to one of our directors’ owned Companies. The notes carry interest at 12% annually and are due on the date that is nine–months from the execution and funding of the note. Upon default in February 2017, the Notes became convertible at $0.008 per share. During March 2017, we repaid principal balance of $6,365.  During April 2017, the Notes with accrued interest were restated. The restated principal balance of $201,818 bears interest at 12% annually and was due October 12, 2017. During June 2017, we repaid principal balance of $8,844. The loan is in default and negotiation for settlement. The loan was reclassified to notes payable – unrelated third parties after the director was resigned in March 2018. At March 31, 2018, we owed principal balance of $192,974 and accrued interest of $22,586.

In December 2017, we issued a promissory note to a related party in the amount of $12,000 with original issuance discount of $2,000. The note is due in twelve months from the execution and funding of the note. At March 31, 2018, the principal balance of the loan net of discount is $10,500.

(2)

At March 31, 2018, the balance of $1,605,577 net of discount of $17,413, consisted of the following loans:

•

On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments and on January 26, 2012, we signed the first amendment to the settlement agreement where under we agreed to pay $175,000 which was the balance outstanding at December 31, 2011 (this includes a $25,000 penalty for non–payment). We repaid $25,000 during the six months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000).  The $100,000 penalty was expensed during 2012.  LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in October 2012. The debt has reverted back to us.

•

At March 31, 2018, we owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to us.

•

In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The loan is in default and negotiation of settlement. At March 31, 2018, the accrued interest is $1,975.

•

In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The loan is in default and in negotiation of settlement. At March 31, 2018, the accrued interest is $28,634.

•

In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the noteThe loan is in default and negotiation of settlement. At March 31, 2018, the accrued interest is $21,833.

•

In August 2016, we issued a promissory note to an unrelated third party in the amount of $150,000 bearing monthly interest at a rate of 2.5%. The note was due in six months from the execution and funding of the note. During April 2017, the Notes with accrued interest were restated. The restated principal balance of $180,250 bears monthly interest at a rate of 2.5% and was due October 20, 2017. During January 2018, the Notes with accrued interest were restated. The restated principal balance of $220,506 bears monthly interest at a rate of 2.5% and is due July 12, 2018. In connection with this restated note, we issued 2,000,000 shares of our common stock (See Note 6). We recorded a debt discount in the amount of $2,765 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid–in capital. Amortization for the debt discount for the three months ended March 31, 2018 was $1,154. At March 31, 2018, the accrued interest is $14,517.

•

On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The loan is in default and in negotiation of settlement. At March 31, 2018, the accrued interest is $11,542.

•

In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At March 31, 2018, the accrued interest is $18,133.

•

In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note is due in one year from the execution and funding of the note. At March 31, 2018, the accrued interest is $990.

•

During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan is repaid through scheduled payments through January 2019 along with interest on average 15% annum. We have recorded loan costs in the amount of $5,500 for the loan origination fees paid at inception date. Amortization for the three months ended March 31, 2018 was $3,490. The interest expense for the three months ended March 31, 2018 is $4,444. At March 31, 2018, the principal balance of the loan is $191,328.

•

In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The original issuance discount was fully amortized as of March 31, 2018. The loan is in default and in negotiation of settlement. At March 31, 2018, the principal balance of the loan is $50,000.

•

In September 2017, we issued a promissory note to an unrelated third party in the amount of $51,000 with original issue discount of $8,500. The note was due in six months from the execution and funding of the note. Amortization for the debt discount for the three months ended March 31, 2018 was $1,500. The loan is in default and in negotiation of settlement. At March 31, 2018, the principal balance of the loan is $51,000.

•

In September 2017, we issued a promissory note to an unrelated third party in the amount of $36,000 with original issue discount of $6,000. The note is due in one year from the execution and funding of the note. The original issue discount is amortized over the term of the loan. Amortization for the original issuance discount for the three months ended March 31, 2018 was $1,500. At March 31, 2018, the principal balance of the loan net of discount is $30,500.

•

In October 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issuance discount of $10,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our common stock. We recorded a debt discount in the amount of $3,200 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid–in capital. The discount is amortized over the term of the loan.  Amortization for the debt discount and original issuance discount for the three months ended March 31, 2018 was $1,600 and $5,000, respectively. At March 31, 2018, the principal balance of the loan net of discount is $49,400.

•

In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $3,000. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our common stock. We recorded a debt discount in the amount of $3,300 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid–in capital. The discount is amortized over the term of the loan.  Amortization for the debt discount and original issuance discount for the three months ended March 31, 2018 was $1,650 and $5,000, respectively. At March 31, 2018, the principal balance of the loan net of discount is $59,250.

•

In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 10,000,000 shares of our common stock. We recorded a debt discount in the amount of $5,600 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid–in capital. The discount is amortized over the term of the loan.  Amortization for the debt discount and original issuance discount for the three months ended March 31, 2018 was $2,800 and $10,000, respectively. At March 31, 2018, the principal balance of the loan net of discount is $116,100.

•

In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note is due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our common stock (See Note 6). We recorded a debt discount in the amount of $2,900 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid–in capital. The discount is amortized over the term of the loan.  Amortization for the debt discount and original issuance discount for the three months ended March 31, 2018 was $1,450 and $1,500, respectively. At March 31, 2018, the principal balance of the loan net of discount is $17,050.

•

In December 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000. The note is due in one year from the execution and funding of the note. The discount is amortized over the term of the loan.  Amortization for the original issuance discount for the three months ended March 31, 2018 was $2,500, respectively. At March 31, 2018, the principal balance of the loan net of discount is $52,900.

(3)

At March 31, 2018, the balance of $1,748,749 consisted of the following convertible loans:

•

On March 19, 2014, we issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non–related parties. During the year ended December 31, 2015, we recorded the first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014.  The notes carry interest at 8% and are due on March 19, 2018.  The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. At March 31, 2018, these convertible notes payable, at fair value, was recorded at $398.

•

During December 2015, our President and CEO, Mr. Deitsch, assigned $80,000 of his outstanding loan to an unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 4% and was due on December 7, 2016. The Note reverted back as the promissory note upon maturity date. On June 27, 2017, the Company owed principal balance of $80,000 plus accrued interest of $4,971. The total of $84,971 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note (See Note 6(2)). The note carries interest at 8% and was due on September 21, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty–five percent (55%) of lowest closing bid prices of our Common Stock for the twenty trading days preceding  the conversion date including the date of receipt of conversion notice. During July and August 2017, the Note holder made conversions of our common stocks satisfying the principal balance of $55,325. During the three months ended March 31, 2018, the Note holder made conversions of a total of 109,876,500 shares of our common stock with a fair value of $156,625 in satisfaction of the remaining principal balance of $29,646.

•

On March 31, 2017, we issued a convertible denture in the amount of $80,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 8% and was due on March 30, 2018, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a fifty–five percent (55%) of the of the lowest closing bid price of our Common Stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. During February 2018, the Noteholder made a conversion of 70,123,500 shares of our restricted stock with a fair value of $294,885 in satisfaction of the Note of $30,854 (See Note 6). The noteholder sold and assigned the remaining balance of $46,146 with accrued interest of $3,276 to an unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on February 13, 2019, unless previously converted into shares of restricted common stock. The noteholder has the right to convert the note into shares of our Common Stock at sixty percent of the lowest trading price of our Common Stock for the twenty five prior trading days including the conversion date At March 31, 2018, the convertible note payable, at fair value, was recorded at $105,826.

•

On July 18, 2017, we issued a convertible denture in the amount of $150,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 8% and is due on July 18, 2018, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a fifty–five percent (55%) of the of the lowest closing bid price of our Common Stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. During February 2018, the noteholder sold and assigned the balance of $150,000 with accrued interest of $6,000 to an unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on February 13, 2019, unless previously converted into shares of restricted common stock. The noteholder has the right to convert the note into shares of our Common Stock at sixty percent of the lowest trading price of our Common Stock for the twenty five prior trading days including the conversion date At March 31, 2018, the convertible note payable, at fair value, was recorded at $314,924.

•

On March 28, 2016, we signed an expansion agreement with Brewer and Associates Consulting, LLC (“B+A”) to the original consulting agreement dated on October 15, 2015 for consulting services for twelve months for a monthly fee of $7,000. To relieve our cash obligation of $36,000 per original agreement, we issued three convertible notes for a total of $120,000 which includes the fees due under the original agreement and the new monthly fees due under the expansion agreement. The $60,000 of the Notes were paid in full as of December 31, 2017. The remaining balance of $20,000 Notes to B+A bear annual interest rate of 10% and conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. At March 31, 2018, the convertible notes payable, at fair value, were recorded at $51,493. The loan is in default and in negotiation of settlement.

•

During June 2016, we issued a Convertible Debenture in the amount of $72,000 to an unrelated third party as a result of debt sale. The Note carries interest at 8% and was due on June 20, 2017, unless previously converted into shares of restricted common stock. The convertible note’s holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty–five percent (55%) of the average of the three lowest VWAP prices of our Common Stock for the fifteen trading days preceding the conversion date. At March 31, 2018, the convertible notes payable, at fair value, was recorded at $180,903. The loan is in default and in negotiation of settlement.

•

During June 2016, the notes payable of $50,000 originated in January 2016 with accrued interest of $4,800 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note (See Note 5(2)). The note carries interest at 8% and was due on June 16, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty–five percent (55%) of the average of the three lowest VWAP prices of our Common Stock for the fifteen trading days preceding  the conversion date. At March 31, 2018, the balance of $54,800, at fair value, was recorded at $137,972. The loan is in default and in negotiation of settlement.

•

During July 2016, we issued a convertible note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2.0% and convertible at $0.05 per share. During January 2017, the Note was restated with principal amount of $56,567 bearing monthly interest rate of 2.5%. The New Note of $56,567 was due on July 26, 2017 and convertible at $0.05 per share. During February 2018, the Notes with accrued interest of $65,600 were restated. The restated principal balance of $65,600 bears monthly interest at a rate of 2.5% and is due August 14, 2018. In connection with this restated note, we issued 1,000,000 shares of our common stock (See Note 6). We recorded a debt discount in the amount of $4,035 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid–in capital. The discount is amortized over the term of the loan.  Amortization for the debt discount for the three months ended March 31, 2018 was $1,009. The loan is under personal guarantee by our President and CEO, Rik Deitsch. At March 31, 2018, the convertible note payable, at fair value, was recorded at $9,094. The accrued interest as of March 31, 2018 is $2,515..

•

In April 2017, we issued a Convertible Promissory Note for $33,000 to an unrelated third party. The note carries interest at 12% annually and are due January 30, 2018. The Holder has the right to convert the loan, beginning on the date which is one hundred eighty (180) days following the date of the Note, into common stock at a price of sixty percent (60%) of the average of the three lowest trading prices of our Common Stock for the fifteen trading days preceding the conversion date. During 2017, the Noteholder made the conversions of our restricted stock satisfying the principal balance of $16,040. At March 31, 2018, the remaining balance of convertible note payable, at fair value, was recorded at $49,606.

•

During May and October 2017, we issued Convertible Debenture for a total of $90,000 to Labrys. The note carries interest at 12% and was due on November 3, 2017, unless previously converted into shares of restricted common stock. Labrys has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our Common Stock for the twenty–five trading days preceding  the conversion date. During 2017, the Note holder made a conversion satisfying the principal balance of $11,057 and accrued interest. During February 2018, we issued 45,000,000 shares of our restricted stock to Labrys in settlement of the remaining balance in full (See Note 6).

•

During December 2016, we issued a Convertible Debenture to an unrelated third party in the amount of $110,000. The note carries interest at 12% and matures on September 8, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of our Common Stock for the twenty five trading days preceding the conversion date. During June and July 2017, the Note holder made conversions satisfying the principal balance of $63,001 and accrued interest. During February 2018, the remaining balance of $46,999 with accrued interest of $2,820 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note.  In connection with the settlement of the debt, we issued 70,621,469 shares of our common stock to the original Note holder with a fair value of $125,000.

The new note of $49,819 carries interest at 8% and is due on February 13, 2019, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note into shares of our Common Stock at sixty percent of the lowest trading price of our Common Stock for the twenty five prior trading days including the conversion date. At March 31, 2018, the convertible note payable, at fair value, was recorded at $100,493.

•

During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note carries interest at 8% and is due on May 4, 2018, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our Common Stock for the twenty trading days preceding  the conversion date. During November 2017, the Note holder made a conversion of our common stocks satisfying the principal balance of $856. At March 31, 2018, the convertible note payable, at fair value, was recorded at $124,274.

•

During January through March 2018, we issued convertible notes payable to the eight unrelated third parties for a total of $148,650 with original issue discount of $14,650. The note is due in six months from the execution and funding of the note. The notes are convertible into shares of Company’s common stock at a conversion price of $0.0008 per share. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes, resulted in a beneficial conversion feature in the amount of $130,913. In addition, upon the issuance of convertible notes, the Company issued 1,250,000 shares of common stock (See note 6). The Company has recorded a debt discount in the amount of $3,087 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid–in capital. The total discount of $134,000 and original issuance discount of $14,650 was amortized over the term of the debt.  Amortization for the three months ended March 31, 2018 was $48,904. At March 31, 2018, the principal balance of the loan, net of discount, is $48,904.

•

During February 2018, we issued a convertible denture in the amount of $200,000 to an unrelated party. The note carries interest at 8% and is due in February 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at sixty percent of the lowest trading price of our Common Stock for the twenty five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day–one derivative loss of $1,646,242. At March 31, 2018, the convertible note payable, at fair value, was recorded at $403,748. The note carries additional $200,000 “Back-end Note” ($100,000 each) with the same terms as the original note.

•

During March 2018, we issued a convertible denture in the amount of $60,000 to an unrelated party. The note carries interest at 8% and is due in February 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at sixty percent of the lowest trading price of our Common Stock for the twenty five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day–one derivative loss of $48,418. At March 31, 2018, the convertible note payable, at fair value, was recorded at $121,368. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend to us another $60,000.

The Company has concluded that the embedded conversion option and several other features embedded in the hybrid debt agreement requires bifurcation and classification as liabilities, at fair value. As an alternative to this accounting, the Company elected to record the entire hybrid financing instrument at fair value under the guidance of SFAS155.

6.     STOCKHOLDERS' DEFICIT

Authorized Shares

On March 7, 2018, we obtained written consents from stockholders holding a majority of our outstanding voting stock to approve an amendment of the Company’s articles of incorporation, as amended, to increase the number of authorized shares of common stock from 2,000,000,000 to 8,000,000,000.

Common Stock Issued with Indebtedness

In January and February 2018, in connection with four notes payables, we issued a total of 4,250,000 shares of our common stock with a fair value of $9,887 (See Note 5).

Common Stock Issued for Conversion of Debt

During February 2018, the Noteholder made conversions of a total of 70,123,500 shares of our restricted stock with a fair value of $294,885 in satisfaction of the principal balance of $30,854 of an $80,000 Note originated in March 2017 (See Note 5).

During February 2018, a Note holder received 109,876,500 shares of our restricted stock with a fair value of $156,625 upon conversion of $29,646 of an $84,971 Note originated in June 2017 (See Note 5).

During February 2018, a Noteholder received 45,000,000 of our restricted stock with a fair value of $3,618,244 upon conversion of the remaining balance of $78,943 of $90,000 Notes originated in May and October 2017 (See Note 5).

Common Stock Issued for Settlement of Default Penalty

In connection with the settlement of a default penalty of debt, we issued 70,621,469 shares of our common stock with a fair value of $125,000 to the Note holder (See Note 5).

Beneficial Conversion Features

During January through March 2018, the Company has recorded a beneficial conversion feature in the amount of $130,913 as an additional paid in capital due to the difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes (See note 5).

7.     STOCK OPTIONS AND WARRANTS

Common Stock Warrants

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the three months ended March 31, 2018:

	Number Of shares	Weighted average exercise price
Balance December 31, 2017	13,540,000	$0.023
Exercised	(–)	–
Issued	–	$–
Forfeited	(65,000)	–
Balance March 31, 2018	13,475,000	$0.023

The following table summarizes information about fixed–price warrants outstanding as of March 31, 2018:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2018	$0.005–1.00	13,475,000	1.50 years	$0.023

At March 31, 2018, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in–the–money”. Aggregate intrinsic value represents the value that would have been received by the holders of in–the–money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.002, closing stock price of our common stock on March 29, 2018. There were no in–the–money warrants at March 31, 2018.

8.     COMMITMENTS AND CONTINGENCIES

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

Future minimum payments under these lease agreements are as follows:

Three–months ended March 31, 2018	Total
2018	$94,871
2019	91,913
2020	87,991
2021	91,379
2022	54,490
$420,644

Rent expense for the years ended March 31, 2018 and 2017 approximated $33,228 and $29,460, respectively.

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. The shares and note payable have not been issued as of March 31, 2018. We have accrued the $142,500 in accrued expense and equity compensation.

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of March 31, 2018, we have accrued the legal settlement amount at present value of $9,901 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

Liquid Packaging Resources, Inc. v. Nutra Pharma Corp. and Erik “Rik” Deitsch

On April 21, 2011, Nutra Pharma Corp. and its CEO, Erik Deitsch, were named as defendants in Liquid Packaging Resources, Inc. v. Nutra Pharma Corp. and Erik “Rik” Deitsch, Superior Court of Fulton County, Georgia, Civil Action No. 2011–CV–199562. Liquid Packaging Resources, Inc. (“LPR”) claimed that Nutra Pharma Corp. and Mr. Deitsch, directly or through other companies, placed orders with LPR that required LPR to purchase components from third parties. LPR sought reimbursement for those third party expenses in the amount of not less than $359,826 plus interest. LPR also sought punitive damages in the amount of not less than $500,000 and attorney's fees.

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

On August 26, 2016, certain of former ReceptoPharm employees and a former ReceptoPharm consultant filed a lawsuit in the 17th Judicial Circuit in and for Broward County, Florida (Case No. CACE16–015834) against Nutra Pharma and Receptopharm to recover $315,000 allegedly owing to them under a settlement agreement reached in an involuntary bankruptcy action that was brought by the same individuals in 2012 and for payment of unpaid wages/breach of written debt confirms.  On September 28, 2016, Nutra Pharma and Receptopharm filed a motion to dismiss the lawsuit.

Nutra Pharma and Receptopharm believe that the lawsuit is without merit and also intend to file a counterclaim against these former employees/consultants for misconduct that Nutra Pharma discovered after execution of the aforementioned settlement agreement.  We intend to vigorously contest this matter.

On October 26, 2017, the Court dismissed the claims for unpaid wages/breach of written debt confirms but allowed the claim for alleged breach of the settlement agreement to go forward.  Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, we have accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of March 31, 2018.

9.     SUBSEQUENT EVENTS

Promissory Notes

During April 2018, the Notes of $40,000 with original issuance discount of $10,000 originated in October 2017 were restated. The restated principal balance of $50,000 plus the original issuance discount of $10,000 are due December 2018. In connection with this restated note, we issued 5,000,000 shares of our common stock.

Convertible Notes

During April 2018, $65,000 of the $100,000 Back-end Note was funded. The note carries interest at 8% and is due in February 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note, until is no longer outstanding into shares of Common Stock at sixty percent of the lowest trading price of our Common Stock for the twenty five trading days including the date of receipt of conversion notice.

Due to/from Officer

During April 2018, we advanced $3,900 to and received $74,000 from Mr. Deitsch and the Companies owned by him.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the first quarter of 2018 has focused upon marketing our homeopathic drugs for the treatment of pain:

•

Nyloxin® (Stage 2 Pain)

•

Nyloxin® Extra Strength (Stage 3 Pain)

•

Pet Pain–Away™

We will continue this focus during the remainder of 2018.

During our first quarter of 2018 and thereafter, the following has occurred:

On January 18, 2018 we announced that we have partnered with EuroAmerican IP, LLC to distribute our Over–the–Counter (OTC) pain reliever, Nyloxin® Topical Gel, to governmental buyers. They are working on registrations with government contracts through the US – General Services Administration (GSA Advantage) website at www.gsaadvantage.gov.

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

On March 08, 2018 we announced that we were in the process of restructuring our Board of Directors as well as consolidating our corporate debt to pave the way for the next phase of growth.

On April 10, 2018 we announced that we had filed a new provisional patent to protect our intellectual property surrounding the development of a drug to treat Amyotrophic Lateral Sclerosis (ALS or “Lou Gehrig’s Disease”). The new drug entity relies on the predicate research on our existing drug, RPI–78M with modification specific to the treatment of ALS.

On April 19, 2018 we announced that we have partnered with NxGen Brands, LLC; a company specializing in the sales and marketing of innovative healthcare products and service solutions, to market and distribute Nyloxin® through their various distribution platforms.

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

Nyloxin® Military Strength

In December 2012, we announced the availability of Nyloxin® Military Strength for sale to the United States Military and Veteran's Administration. Over the past few years, the U.S. Department of Defense has been reporting an increase in the use and abuse of prescription medications, particularly opiates. In 2009, close to 3.8 million prescriptions for pain relievers were written in the military. This staggering number was more than a 400% increase from the number of prescriptions written in the military in 2001. But prescription drugs are not the only issue. The most common and seemingly harmless way to treat pain is with non–steroidal, anti–inflammatory drugs (NSAIDS). But there are risks. Overuse can cause nausea, vomiting, diarrhea, heartburn, ulcers and internal bleeding. In severe cases chest pain, heart failure, kidney dysfunction and life–threatening allergic reactions can occur. It is reported that approximately 7,600 people in America die from NSAID use and some 78,000 are hospitalized. Ibuprofen, also an NSAID has been of particular concern in the military. The terms “Ranger Candy” and “Military Candy” refer to the service men and women who are said to use 800mg doses of Ibuprofen to control their pain. But when taking anti–inflammatory Ibuprofen in high doses for chronic pain, there is potential for critical health risks; abuse can lead to serious stomach problems, internal bleeding and even kidney failure. There are significantly greater health risks when abuse of this drug is combined with alcohol intake. Our goal is that with Nyloxin®, we can greatly reduce the instances of opiate abuse and overuse of NSAIDS in high risk groups like the US military. The Nyloxin®Military Strength represents the strongest version of Nyloxin® available and is approximately twice as strong as Nyloxin® Extra Strength. We are working with outside consultants to register Nyloxin® Military Strength and the other Nyloxin® products for sale to the US government and the various arms of the military as well as the Veteran's Administration. To date, we have been unable to get our products onto the Federal Supply Schedule for eventual sales to governmental agencies or to the US Military, but will continue these efforts.

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

On May 14, 2015 we announced that we had engaged the Nature's Clinic to begin the process of regulatory approval of our Company's Over–the–Counter pain drug, Nyloxin® for marketing and distribution in Canada. The Nature’s Clinic has already begun setting up their Chatham, Ontario warehouse and expect to complete the approval process to begin distributing Nyloxin® by mid–2018.

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

In May of 2016, we signed a license agreement to begin the process of creating an infomercial (Direct Response) campaign for Pet Pain–Away™. In November of 2016, we announced the license agreement with DEG Productions for the marketing and distribution of Pet Pain–Away globally. DEG has the ability to earn the exclusive distribution rights for the product by reaching certain sales milestones. DEG has created their own website (www.getpetpainaway.com) and began airing commercials in December of 2016. DEG is expected to ramp up their sales and marketing of Pet Pain–Away throughout 2018.

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

Results of Operations – Comparison of Three Months Periods Ended March 31, 2018 and March 31, 2017

Net sales for the three–month period ended March 31, 2018 are $32,476 compared to $16,979 for the three months period ended March 31, 2017.  The increase in net sales is primarily attributable to the increase in Nyloxin® sales.

Cost of sales for the three–month period ended March 31, 2018 is $5,859 compared to $7,794 for the three–month period March 31, 2017.  Our cost of sales includes the direct costs associated with Nyloxin® and Pet Pain–Away manufacturing. Our gross profit margin for the three–month period ended March 31, 2018 is $26,627 or 82.0% compared to $9,185 or 54.1% for the three–month period ended March 31, 2017.

Selling, general and administrative expenses (“SG&A”) decreased $63,158 or 14.78% from $427,231 for the quarter ended March 31, 2017 to $364,073 for the quarter ended March 31, 2018, generally due to the decrease of approximately $27,000 in consulting, legal and professional fees, and the decrease in stock based compensation of approximately $36,000.

Interest expense increased $182,749 or 197.48%, from $92,540 for the quarter ended March 31, 2017 to $275,289 for quarter ended March 31, 2018.  This increase was due to an overall increase in short term indebtedness in the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended March 31, 2018 and 2017, the liability related to these hybrid instruments fluctuated, resulting in a loss of $3,475,716 and $429,551, respectively.

As a result of the foregoing, our net loss increased by $3,148,324 or 334.88%, from $940,137 for the quarter ended March 31, 2017 to $4,088,461 for the quarter ended March 31, 2018.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended March 31, 2018, we have an accumulated deficit of $61,476,608 and working capital and stockholders’ deficits of $5,193,186 and $5,163,101, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of March 31, 2018, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations. At March 31, 2018, the balance due from our officer and Companies owned by him is $310,589. During the three months ended March 31, 2018, we advanced $73,350 to and received $31,100 from Mr. Deitsch and the Companies owned by him. During April 2018, we advanced $3,900 to and received $74,000 from Mr. Deitsch and the Companies owned by him.

During the three months ended March 31, 2018, we raised $394,000 through the issuance of convertible notes.

We expect to utilize the proceeds from these funds and additional capital to manufacture Nyloxin® and Pet Pain–Away and reduce our debt level.  We estimate that we will require approximately $240,000 to fund our existing operations and ReceptoPharm’s operations through December 31, 2018.  These costs include: (i) compensation for three (3) full–time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2018, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2018, as defined in Rule 13a–15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10–K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of March 31, 2018. In light of this, we performed additional post–closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or 15d–15 under the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of March 31, 2018, we have accrued the legal settlement amount at present value of $9,901 and an additional contingency of $200,000. The settlement agreement is personally guaranteed by Rik Deitsch, our CEO.

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

On August 26, 2016, certain of former ReceptoPharm employees and a former ReceptoPharm consultant filed a lawsuit in the 17th Judicial Circuit in and for Broward County, Florida (Case No. CACE16–015834) against Nutra Pharma and Receptopharm to recover $315,000 allegedly owing to them under a settlement agreement reached in an involuntary bankruptcy action that was brought by the same individuals in 2012 and for payment of unpaid wages/breach of written debt confirms.  On September 28, 2016, Nutra Pharma and Receptopharm filed a motion to dismiss the lawsuit.

Nutra Pharma and Receptopharm believe that the lawsuit is without merit and also intend to file a counterclaim against these former employees/consultants for misconduct that Nutra Pharma discovered after execution of the aforementioned settlement agreement.  We intend to vigorously contest this matter.

On October 26, 2017, the Court dismissed the claims for unpaid wages/breach of written debt confirms but allowed the claim for alleged breach of the settlement agreement to go forward.  Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, we have accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued with Indebtedness

In January and February 2018, in connection with four notes payables, we issued a total of 4,250,000 shares of our common stock with a fair value of $9,887.

During April 2018, the Notes of $40,000 with original issuance discount of $10,000 originated in October 2017 were restated. The restated principal balance of $50,000 plus the original issuance discount of $10,000 are due December 2018. In connection with this restated note, we issued 5,000,000 shares of our common stock.

Common Stock Issued for Conversion of Debt

During February 2018, the Noteholder made the conversions of a total of 70,123,500 of our restricted stock satisfying the principal balance of $30,854 of an $80,000 Note originated in March 2017 with a fair value of $294,885.

During February 2018, a Note holder received 109,876,500 shares of our restricted stock with a fair value of $156,625 upon conversion of $29,646 of an $84,971 Note originated in June 2017.

During February 2018, a Noteholder received 45,000,000 of our restricted stock with a fair value of $3,618,244 upon conversion of the remaining balance of $78,943 of $90,000 Notes originated in May and October 2017.

Common Stock Issued for Settlement of Default Penalty

In connection with the settlement of a default penalty of debt, we issued 70,621,469 shares of our common stock to the Note holder with a fair value of $125,000.

Item 3. Defaults Upon Senior Securities

In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to one of our directors’ owned Companies. The notes carry interest at 12% annually and are due on the date that is nine–months from the execution and funding of the note. Upon default in February 2017, the Notes became convertible at $0.008 per share. During March 2017, we repaid principal balance of $6,365.  During April 2017, the Notes with accrued interest were restated. The restated principal balance of $201,818 bears interest at 12% annually and was due October 12, 2017. During June 2017, we repaid principal balance of $8,844. The loan is in default and negotiation for settlement. The loan was reclassified to notes payable – unrelated party after the director was resigned in March 2018. At March 31, 2018, we owed principal balance of $192,974 and accrued interest of $22,586.

In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The loan is in default and negotiation of settlement. At March 31, 2018, the accrued interest is $1,975.

In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The loan is in default and in negotiation of settlement. At March 31, 2018, the accrued interest is $28,634.

In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the noteThe loan is in default and negotiation of settlement. At March 31, 2018, the accrued interest is $21,833.

On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The loan is in default and in negotiation of settlement. At March 31, 2018, the accrued interest is $11,542.

In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At March 31, 2018, the accrued interest is $18,133.

In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issuance discount of $10,000. The note was due in six months from the execution and funding of the note. The original issuance discount was fully amortized as of March 31, 2018. The loan is in default and in negotiation of settlement. At March 31, 2018, the principal balance of the loan is $50,000.

In September 2017, we issued a promissory note to an unrelated third party in the amount of $51,000 with original issuance discount of $8,500. The note was due in six months from the execution and funding of the note. Amortization for the debt discount for the three months ended March 31, 2018 was $1,500. The loan is in default and in negotiation of settlement. At March 31, 2018, the principal balance of the loan is $51,000.

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

NUTRA PHARMA CORP.
Registrant

Dated: May 21, 2018	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer