Form 10-Q
period 2018-06-30
NUTRA PHARMA CORP
filed 2018-08-17
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 14, 2018, there was 3,637,448,131 shares of common stock.

i

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10–Q for the period ending June 30, 2018, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward–looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward–looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$22,979	$–
Accounts receivable, net	16,280	15,143
Inventory	59,424	20,142
Due from officers	267,192	269,772
Prepaid expenses and other current assets	206,757	52,500
Total current assets	572,632	357,557

Property and equipment, net	12,710	16,463
Other assets	15,550	15,550
Total assets	$600,892	$389,570

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,415,070	$1,301,988
Accrued expenses	796,575	1,002,980
Deferred revenue	–	22,490
Derivative warrant liability	11,671	5,903
Other debt, net of discount	3,482,413	3,466,403
Total liabilities	5,705,729	5,799,764

Commitments and Contingencies (See Note 8)

Stockholders' deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized: 3,000,000 and 0 Series A Preferred shares issued and outstanding at June 30, 2018 and December 31, 2017	3,000	3000
Common stock, $0.001 par value, 8,000,000,000 shares authorized: 3,241,052,167 and 2,032,233,701 shares issued and outstanding at June 30, 2018 and December 31, 2017	3,241,052	2,032,234
Additional paid–in capital	54,477,604	49,942,719
Accumulated deficit	(62,826,493)	(57,388,147)
Total stockholders' deficit	(5,104,837)	(5,410,194)
Total liabilities and stockholders' deficit	$600,892	$389,570

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$29,381	$33,179	$60,357	$50,158
Cost of sales	16,570	10,988	20,929	18,782
Gross profit	12,811	22,191	39,428	31,376

Operating expenses:
Selling, general and administrative – including stock based compensation of $10,000 and $36,082 for the three months ended June 30, 2018 and 2017, and $10,000 and $62,035 for the six months ended June 30, 2018 and 2017, respectively	348,660	437,623	712,733	864,854
Total operating expenses	348,660	437,623	712,733	864,854
Loss from operations	(335,849)	(415,432)	(673,305)	(833,478)

Other Income (Expenses)
Interest expense	(165,194)	(78,312)	(440,483)	(170,852)
Change in fair value of derivatives	(868,519)	(607,305)	(4,344,235)	(1,036,856)
Gain (loss) on settlement of debt, net	19,677	(14,189)	19,677	(14,189)
Other Expenses	(1,014,036)	(699,806)	(4,765,041)	(1,221,897)
Net loss before income taxes	(1,349,885)	(1,115,238)	(5,438,346)	(2,055,375)
Provision for income taxes	–	–	–	–
Net loss	$(1,349,885)	$(1,115,238)	$(5,438,346)	$(2,055,375)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period – basic and diluted	2,723,756,675	466,425,987	2,458,305,604	466,513,914

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

 Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Reconciliation of net loss to net cash used in operating activities:
Cash flows from operating activities:
Net loss	$(5,438,346)	$(2,055,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (loss) on settlement of debt	(19,677)	14,189
Depreciation	3,753	3,253
Stock–based compensation	10,000	62,035
Stock issued for loan modification	126,700	4,440
Change in fair value of derivative	4,344,235	1,036,856
Amortization of loan discount	207,837	57,183
Changes in operating assets and liabilities:
Increase in accounts receivables	(1,137)	(5,522)
Decrease (increase) in inventory	(39,282)	4,292
Decrease in prepaid expenses and other assets	(44,257)	(1,584)
Increase in accounts payable	113,083	198,568
Increase in accrued expenses	58,610	14,409
Decrease in deferred revenue	(22,490)
Net cash used in operating activities	(700,971)	(667,256)

Cash flows from financing activities:
Loans from officers	105,100	333,150
Repayment of officers loans	(106,150)	(129,900)
Repayments of notes payable–related party	–	(15,209)
Proceeds from convertible notes, net of debt discount and loan issuance cost of $29,650 and $0, respectively	729,000	400,500
Proceeds from other notes payable	–	98,500
Repayments of other notes payable	(4,000)	(45,498)
Net cash provided by financing activities	723,950	641,543

Net increase (decrease) in cash	22,979	(25,713)

Cash – beginning of period	–	31,243

Cash – end of period	$22,979	$5,530

Supplemental Cash Flow Information:
Cash paid for interest	$(5,425)	$(36,134)
Non cash Financing and Investing:
Shares issued to satisfy debt	$5,242,524	$1,240,746
Discounts on notes payable	$18,565	$4,830
Debt discount for beneficial conversion features	$235,913	$–

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

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

Liquidity and Going Concern

Our Unaudited Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $62,826,493 at June 30, 2018. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $5,133,097 and a stockholders’ deficit of $5,104,837 at June 30, 2018.

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

At June 30, 2018, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

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

Adoption of ASC 606, Revenue from Contracts with Customers

On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic revenue recognition methodology under ASC 605, Revenue Recognition.

The cumulative impact of adopting ASC 606 resulted in no changes to retained earnings at January 1, 2018. The impact to revenue for the six months ended June 30, 2018 was an increase of $2,780 as a result of applying ASC 606 to certain revenues generated through online distributors which are now presented gross as we have control over providing the products related to such revenues.

For the six months ended June 30, 2018, the revenue recognized from contracts with customers was $60,357. The impact of adoption of ASC 606 on our unaudited condensed consolidated statement of operations was as follows:

	With Implementation of ASC 606	Before Implementation of ASC 606	Effect of Implementation
Revenue	$60,357	$57,577	$2,780
Costs	(20,929)	(18,149)	2,780
Net effect of ASC 606 implementation			$–

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

Inventories

Inventories, which are stated at the lower of average cost or market, and consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand.  If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write–downs are charged to cost of goods sold. Our inventory is carried net of a valuation allowance of $30,885 at June 30, 2018 and December 31, 2017.

Financial Instruments and Concentration of Credit Risk

Our financial instruments include cash, accounts receivable, accounts payable, accrued expenses, due to officers and derivative financial instruments. Other than certain warrant and convertible instruments (derivative financial instruments) and liabilities to related parties (for which it was impracticable to estimate fair value due to uncertainty as to when they will be satisfied and a lack of similar type transactions in the marketplace), we believe the carrying values of our financial instruments approximate their fair values because they are short term in nature or payable on demand. Our derivative financial instruments are carried at a measured fair value.

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the six months ended June 30, 2018, there was one customer that accounted for 45% of the total revenues.

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

The Fair Value Measurement Option

We have elected the fair value measurement option, and record the entire hybrid financing instrument at fair value under the guidance of SFAS155.

Property and Equipment and Long–Lived Assets

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed. Depreciation is computed using the straight–line method over the estimated useful lives of the assets of 3 – 7 years.

Property and equipment consists of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Computer equipment	$25,120	$25,120
Furniture and fixtures	34,757	34,757
Lab equipment	53,711	53,711
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	216,033	216,033
Less: Accumulated depreciation	(203,323)	(199,570)
Property and equipment, net	$12,710	$16,463

We review our long–lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At June 30, 2018, we believe the carrying values of our long–lived assets are recoverable. Depreciation expense for the six–months ended June 30, 2018 and 2017 was $3,753 and $3,253, respectively, and $1,825 and $1,379 for the three–months ended June 30, 2018 and 2017, respectively.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position.  At June 30, 2018, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti–dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of June 30, 2018 and 2017, the following items were not included in dilutive loss as the effect is anti–dilutive:

	June 30, 2018	June 30, 2017
Options and warrants	13,475,000	13,540,000
Convertible notes payable	1,625,457,403	1,553,555,744
Total	1,638,932,403	1,567,095,744

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

2.     FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at June 30, 2018 are measured in accordance with FASB ASC Topic 820–10–05, Fair Value Measurements. FASB ASC Topic 820–10–05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non–financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at June 30, 2018 and December 31, 2017:

	Fair Value Measurements at June 30, 2018
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$11,671	$–	$–	$11,671
Convertible notes at fair value	$2,045,434	$–	$–	$2,045,434

	Fair Value Measurements at December 31, 2017
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$5,903	$–	$–	$5,903
Convertible notes at fair value	$1,925,959	$–	$–	$1,925,959

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the six months ended June 30, 2018 and the year ended December 31, 2017:

Description	June 30, 2018	December 31, 2017
Beginning balance	$5,903	$48,504
Purchases, issuances, and settlements	–	24,017
Day one loss on value of hybrid instrument	–	–
Total (gain) loss included in earnings (1)	5,768	(66,618)
Ending balance	$11,671	$5,903

(1)   The gain related to the revaluation of our warrant liability is included in “Change in fair value of derivatives” in the accompanying consolidated unaudited statement of operations.

We valued our warrants using a Dilution–Adjusted Black–Scholes Model.  Assumptions used include (1) 0.26% to 1.93% risk–free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 196%–267% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value at June 30, 2018 and December 31, 2017:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look–back Period
Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Anti–Dilution Adjusted Price	%	Look–back Period
2018	$1,117,119	8%–12%	18%	$0.0005–$0.20	40%–60%	3 to 25 Days
2017	$682,099	8%–12%	18%	$0.0002–$0.20	40%–60%	3 to 25 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the six months ended June 30, 2018 and the year ended December 31, 2017 for the Convertible Notes:

Description	June 30, 2018	December 31, 2017
Beginning balance	$1,925,959	$1,672,728
Purchases, issuances, and settlements	779,779	580,143
Day one loss on value of hybrid instrument	1,932,684	999,228
Loss from change in fair value	2,405,786	1,314,325
Conversion to common stock	(4,998,774)	(2,594,100)
Repayment in cash	–	(46,365)
Ending balance	$2,045,434	$1,925,959

3.     INVENTORIES

Inventories are valued at the lower of cost or market on an average cost basis. At June 30, 2018 and December 31, 2017, inventories were as follows:

	June 30, 2018	December 31, 2017
Raw Materials	$59,344	$35,653
Work in Process	15,591	–
Finished Goods	15,374	15,374
Inventory Reserve	(30,885)	(30,885)
Total Inventories	$59,424	$20,142

4.     DUE FROM OFFICERS

At June 30, 2018, the balance due from our officer, Mr. Deitsch, and Companies owned by him was $267,192. During the six months ended June 30, 2018, we advanced $106,150 to and collected $105,100 from him and the Companies owned by him.

5.     OTHER INDEBTEDNESS

Other indebtedness consists of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Note payable– Related Party (Net of discount of $1,000 and $2,000, respectively) (1)	$11,000	$202,974
Notes payable – Unrelated third parties (Net of discount of $16,494 and $28,723, respectively) (2)	1,550,567	1,337,470
Convertible notes payable, at fair value (Net of discount of $124,588 and $0, respectively) (3)	1,920,846	1,925,959
Ending balances	$3,482,413	$3,466,403

(1)

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. We repaid principal balance in full as of December 31, 2016. At June 30, 2018, we owed this director accrued interest of $133,647, which is included in accrued expenses in the condensed consolidated balance sheets.

In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to one of our directors’ owned Companies. The notes carry interest at 12% annually and are due on the date that is nine–months from the execution and funding of the note. Upon default in February 2017, the Notes became convertible at $0.008 per share. During March 2017, we repaid principal balance of $6,365.  During April 2017, the Notes with accrued interest were restated. The restated principal balance of $201,818 bears interest at 12% annually and was due October 12, 2017. During June 2017, we repaid principal balance of $8,844. The loan is in default and negotiation for settlement. The loan was reclassified to notes payable – unrelated third parties after the director was resigned in March 2018. At June 30, 2018, we owed principal balance of $192,974 and accrued interest of $28,358.

In December 2017, we issued a promissory note to a related party in the amount of $12,000 with original issuance discount of $2,000. The note is due in twelve months from the execution and funding of the note. At June 30, 2018, the principal balance of the loan net of discount is $11,000.

(2)

At June 30, 2018, the balance of $1,550,567 net of discount of $16,494, consisted of the following loans:

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

•

At June 30, 2018, we owed University Centre West Ltd. approximately $55,410, which was assigned and sold to Southridge and subsequently reverted back to us.

•

In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The loan is in default and negotiation of settlement. At June 30, 2018, the accrued interest is $2,228.

•

In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The loan is in default and in negotiation of settlement. At June 30, 2018, the accrued interest is $31,667.

•

In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The loan is in default and negotiation of settlement. At June 30, 2018, the accrued interest is $24,867.

•

In August 2016, we issued a promissory note to an unrelated third party in the amount of $150,000 bearing monthly interest at a rate of 2.5%. The note was due in six months from the execution and funding of the note. During April 2017, the Notes with accrued interest were restated. The restated principal balance of $180,250 bears monthly interest at a rate of 2.5% and was due October 20, 2017. During January 2018, the Notes with accrued interest were restated. The restated principal balance of $220,506 bears monthly interest at a rate of 2.5% and is due July 12, 2018. In connection with this restated note, we issued 2,000,000 shares of our common stock (See Note 6). We recorded a debt discount in the amount of $2,765 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid–in capital. Amortization for the debt discount for the six months ended June 30, 2018 was $2,765. The loan is in default and negotiation of settlement. At June 30, 2018, the accrued interest is $31,239.

•

On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The loan is in default and in negotiation of settlement. At June 30, 2018, the accrued interest is $13,438.

•

In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At June 30, 2018, the accrued interest is $21,167.

•

In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The loan is in default and in negotiation of settlement. At June 30, 2018, the accrued interest is $1,306.

•

During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan has been repaid through scheduled payments through August 2017 along with interest on average 15% annum. We have recorded loan costs in the amount of $5,500 for the loan origination fees paid at inception date. The debt discount was fully amortized as of June 30, 2018.  At December 31, 2017, the principal balance of the loan was $191,329 and in negotiation of settlement. During June 2018, the loan was settled for $170,402 with scheduled repayments. We recorded a gain on settlement of debt in other income for $20,927.

•

In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The original issuance discount was fully amortized as of June 30, 2018. The loan is in default and in negotiation of settlement. At June 30, 2018, the principal balance of the loan is $50,000.

•

In September 2017, we issued a promissory note to an unrelated third party in the amount of $51,000 with original issue discount of $8,500. The note was due in six months from the execution and funding of the note. The original issuance discount was fully amortized as of June 30, 2018. The Company repaid $8,500 in cash in November 2017. In May 2018, the Noteholder received a total of 187,500,000 shares of our restricted stock with a fair value of $243,750 in satisfaction of the remaining balance of $42,500.  We recorded a loss on settlement of debt in other expense for $201,250 (See Note 6).

•

In September 2017, we issued a promissory note to an unrelated third party in the amount of $36,000 with original issue discount of $6,000. The note is due in one year from the execution and funding of the note. The original issue discount is amortized over the term of the loan. Amortization for the original issuance discount for the six months ended June 30, 2018 was $3,000. At June 30, 2018, the principal balance of the loan net of discount is $29,500.

•

In October 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issuance discount of $10,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our common stock. We recorded a debt discount in the amount of $3,200 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid–in capital.  Amortization for the debt discount and original issuance discount were fully amortized as of June 30, 2018.  During April 2018, the Note was restated with principal balance of $60,000 including the original issuance discount of $10,000 due December 2018. In connection with this restated note, we issued 5,000,000 shares of our common stock. We recorded a debt discount in the amount of $8,678 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid–in capital.  Amortization for the debt discount and original issuance discount was $3,616 and $4,617, respectively for the six months ended June 30, 2018. As of June 30, 2018, the principal balance of the loan net of discount is $49,105.

•

In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our common stock. We recorded a debt discount in the amount of $3,300 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid–in capital.  The debt discounts were fully amortized as of June 30, 2018. The loan is in default and in negotiation of settlement. At June 30, 2018, the principal balance of the loan net of discount is $60,000.

•

In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 10,000,000 shares of our common stock. We recorded a debt discount in the amount of $5,600 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid–in capital. The debt discounts were fully amortized as of June 30, 2018. The loan is in default and in negotiation of settlement. At June 30, 2018, the principal balance of the loan net of discount is $120,000.

•

In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our common stock (See Note 6). We recorded a debt discount in the amount of $2,900 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid–in capital. The debt discounts were fully amortized as of June 30, 2018. The loan is in default and in negotiation of settlement. At June 30, 2018, the principal balance of the loan net of discount is $18,000.

•

In December 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000. The note is due in one year from the execution and funding of the note. The discount is amortized over the term of the loan.  Amortization for the original issuance discount for the six months ended June 30, 2018 was $5,000. At June 30, 2018, the principal balance of the loan net of discount is $55,400. During August 2018, the Note holder sold the debt of $60,000 to a non–related party for $50,000 (See Note 9).

(3)

At June 30, 2018, the balance of $1,920,846 net of discount of $124,588, consisted of the following convertible loans:

•

On March 19, 2014, we issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non–related parties. During the year ended December 31, 2015, we recorded the first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014.  The notes carry interest at 8% and were due on March 19, 2018. The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. The loan is in default and in negotiation of settlement. At June 30, 2018, these convertible notes payable, at fair value, was recorded at $284.

•

During December 2015, our President and CEO, Mr. Deitsch, assigned $80,000 of his outstanding loan to an unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 4% and was due on December 7, 2016. The Note reverted back as the promissory note upon maturity date. On June 27, 2017, the Company owed principal balance of $80,000 plus accrued interest of $4,971. The total of $84,971 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note (See Note 6(2)). The note carries interest at 8% and was due on September 21, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty–five percent (55%) of lowest closing bid prices of our Common Stock for the twenty trading days preceding  the conversion date including the date of receipt of conversion notice. During July and August 2017, the Note holder made conversions of our common stocks satisfying the principal balance of $55,325. During February 2018, the Note holder made conversions of a total of 109,876,500 shares of our common stock with a fair value of $156,625 in satisfaction of the remaining principal balance of $29,646.

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

The noteholder sold and assigned the remaining balance of $49,146 with accrued interest of $3,276 to an unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on February 13, 2019, unless previously converted into shares of restricted common stock. The noteholder has the right to convert the note into shares of our Common Stock at sixty percent of the lowest trading price of our Common Stock for the twenty five prior trading days including the conversion date. During April and May 2018, the Note holder made conversions of a total of 65,885,713 shares of our common stock with a fair value of $156,590 in satisfaction of the remaining principal balance of $49,146 (See Note 6).

•

On July 18, 2017, we issued a convertible denture in the amount of $150,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 8% and is due on July 18, 2018, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a fifty–five percent (55%) of the of the lowest closing bid price of our Common Stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. During February 2018, the noteholder sold and assigned the balance of $150,000 with accrued interest of $6,000 to an unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on February 13, 2019, unless previously converted into shares of restricted common stock. The noteholder has the right to convert the note into shares of our Common Stock at sixty percent of the lowest trading price of our Common Stock for the twenty five prior trading days including the conversion date. During May and June 2018, the Noteholder made conversions of a total of 120,891,284 shares of our restricted stock with a fair value of $202,292 in satisfaction of the Note of $70,000 (See Note 6).  At June 30, 2018, the convertible note payable, at fair value, was recorded at $204,425.

•

On March 28, 2016, we signed an expansion agreement with Brewer and Associates Consulting, LLC (“B+A”) to the original consulting agreement dated on October 15, 2015 for consulting services for twelve months for a monthly fee of $7,000. To relieve our cash obligation of $36,000 per original agreement, we issued three convertible notes for a total of $120,000 which includes the fees due under the original agreement and the new monthly fees due under the expansion agreement. The $60,000 of the Notes were paid in full as of December 31, 2017. The remaining balance of $20,000 Notes to B+A bear annual interest rate of 10% and conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. At June 30, 2018, the convertible notes payable, at fair value, were recorded at $49,041. The loan is in default and in negotiation of settlement.

•

During June 2016, we issued a Convertible Debenture in the amount of $72,000 to an unrelated third party as a result of debt sale. The Note carries interest at 8% and was due on June 20, 2017, unless previously converted into shares of restricted common stock. The convertible note’s holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty–five percent (55%) of the average of the three lowest VWAP prices of our Common Stock for the fifteen trading days preceding the conversion date. At June 30, 2018, the convertible notes payable, at fair value, was recorded at $214,522. During August 2018, a Note holder received a total of 300,000,000 shares of our restricted stock in satisfaction of the principal balance of $72,000 with accrued interest in full for a Note originated in July 2016 (See Note 9).

•

During June 2016, the notes payable of $50,000 originated in January 2016 with accrued interest of $4,800 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note (See Note 5(2)). The note carries interest at 8% and was due on June 16, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at fifty–five percent (55%) of the average of the three lowest VWAP prices of our Common Stock for the fifteen trading days preceding  the conversion date. During May 2018, the Note holder made a conversions of 228,000,000 shares of our restricted stock with a fair value of $319,200 in satisfaction of the principal balance of $54,800 in full (See Note 6).

•

During July 2016, we issued a convertible note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2.0% and convertible at $0.05 per share. During January 2017, the Note was restated with principal amount of $56,567 bearing monthly interest rate of 2.5%. The New Note of $56,567 was due on July 26, 2017 and convertible at $0.05 per share. During February 2018, the Notes with accrued interest of $65,600 were restated. The restated principal balance of $65,600 bears monthly interest at a rate of 2.5% and is due August 14, 2018. In connection with this restated note, we issued 1,000,000 shares of our common stock (See Note 6). We recorded a debt discount in the amount of $4,035 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid–in capital. The debt discount was fully amortized as of June 30, 2018. The loan is under personal guarantee by our President and CEO, Rik Deitsch. At June 30, 2018, the convertible note payable, at fair value, was recorded at $4,165. The accrued interest as of June 30, 2018 is $7,490.

•

In April 2017, we issued a Convertible Promissory Note for $33,000 to an unrelated third party. The note carries interest at 12% annually and are due January 30, 2018. The Holder has the right to convert the loan, beginning on the date which is one hundred eighty (180) days following the date of the Note, into common stock at a price of sixty percent (60%) of the average of the three lowest trading prices of our Common Stock for the fifteen trading days preceding the conversion date. During 2017, the Noteholder made the conversions of our restricted stock satisfying the principal balance of $16,040. During June 2018, the Note holder made a conversion of 150,000,000 shares of our restricted stock with a fair value of $180,000 in satisfaction of the remaining principal balance of $16,960 (See Note 6).

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

The new note of $49,819 carries interest at 8% and is due on February 13, 2019, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note into shares of our Common Stock at sixty percent of the lowest trading price of our Common Stock for the twenty five prior trading days including the conversion date. At June 30, 2018, the convertible note payable, at fair value, was recorded at $118,379.

•

During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note carries interest at 8% and is due on May 4, 2018, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our Common Stock for the twenty trading days preceding  the conversion date. During November 2017, the Note holder made a conversion of our common stocks satisfying the principal balance of $856. During the six months ended June 30, 2018, the remaining balance of $63,144 with accrued interest and penalty of $12,442 was assigned and sold to three unrelated third parties. During June 2018, a Note holder made a conversion of 50,670,000 shares of our restricted stock with a fair value of $70,938 in satisfaction of the balance of $40,536 (See Note 6). At June 30, 2018, the remaining balance of $35,050, at fair value, was recorded at $81,785.

•

During January through June 2018, we issued convertible notes payable to the ten unrelated third parties for a total of $313,650 with original issue discount of $29,650. The notes are due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0005 to $0.001 per share. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes, resulted in a beneficial conversion feature in the amount of $235,913. In addition, upon the issuance of convertible notes, the Company issued 1,250,000 shares of common stock (See note 6). The Company has recorded a debt discount in the amount of $3,087 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid–in capital. The total discount of $239,000 and original issuance discount of $29,650 was amortized over the term of the debt.  Amortization for the six months ended June 30, 2018 was $144,062. At June 30, 2018, the principal balance of the loan, net of discount of $124,588, is $189,062.

•

During February 2018, we issued a convertible denture in the amount of $200,000 to an unrelated party. The note carries interest at 8% and is due in February 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at sixty percent of the lowest trading price of our Common Stock for the twenty five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day–one derivative loss of $1,646,242. At June 30, 2018, the convertible note payable, at fair value, was recorded at $475,407. The note carries additional $200,000 “Back–end Note” ($100,000 each) with the same terms as the original note.

•

During April 2018, $65,000 of the $100,000 Back–end Note was funded. The note carries interest at 8% and is due in February 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at sixty percent of the lowest trading price of our Common Stock for the twenty five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day–one derivative loss of $100,700. At June 30, 2018, the convertible note payable, at fair value, was recorded at $154,507.

•

During March 2018, we issued a convertible denture in the amount of $60,000 to an unrelated party. The note carries interest at 8% and is due in March 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at sixty percent of the lowest trading price of our Common Stock for the twenty five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day–one derivative loss of $48,418. At June 30, 2018, the convertible note payable, at fair value, was recorded at $142,896. The note carries an additional “Back–end Note” with the same terms as the original note that enables the lender to lend to us another $60,000.

•

During June 2018, the $60,000 Back–end Note was funded. The note carries interest at 8% and is due in March 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at sixty percent of the lowest trading price of our Common Stock for the twenty five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day–one derivative loss of $68,067. At June 30, 2018, the convertible note payable, at fair value, was recorded at $142,896.

•

During May 2018, we issued a convertible denture in the amount of $60,000 to an unrelated party. The note carries interest at 8% and is due in May 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note, until is no longer outstanding  into shares of Common Stock at sixty percent of the lowest trading price of our Common Stock for the twenty five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day–one derivative loss of $59,257. At June 30, 2018, the convertible note payable, at fair value, was recorded at $143,477.

The Company has concluded that the embedded conversion option and several other features embedded in the hybrid debt agreement requires bifurcation and classification as liabilities, at fair value. As an alternative to this accounting, the Company elected to record the entire hybrid financing instrument as a single financial liability and measured at fair value under the guidance of SFAS155.

6.     STOCKHOLDERS' DEFICIT

Authorized Shares

On March 7, 2018, we obtained written consents from stockholders holding a majority of our outstanding voting stock to approve an amendment of the Company’s articles of incorporation, as amended, to increase the number of authorized shares of common stock from 2,000,000,000 to 8,000,000,000.

Common Stock Issued with Indebtedness

In January and February 2018, in connection with four notes payable, we issued a total of 4,250,000 shares of our common stock with a fair value of $9,887 (See Note 5).

In April 2018, in connection with a notes payable, we issued a total of 5,000,000 shares of our common stock with a fair value of $8,678 (See Note 5).

Common Stock Issued for Conversion of Debt

During February 2018, the Note holder made conversions of a total of 70,123,500 shares of our restricted stock with a fair value of $294,885 in satisfaction of the principal balance of $30,854 of an $80,000 Note originated in March 2017 (See Note 5).

During February 2018, a Note holder received 109,876,500 shares of our restricted stock with a fair value of $156,625 upon conversion of $29,646 of an $84,971 Note originated in June 2017 (See Note 5).

During February 2018, a Note holder received 45,000,000 of our restricted stock with a fair value of $3,618,244 upon conversion of the remaining balance of $78,943 of $90,000 Notes originated in May and October 2017 (See Note 5).

During April and May 2018, a Note holder made conversions of a total of 65,885,713 shares of our common stock with a fair value of $156,590 in satisfaction of the remaining principal balance of $49,146 assigned and purchased from a Note originated in March 2017 (See Note 5).

During May and June 2018, a Note holder made conversions of a total of 120,891,284 shares of our restricted stock with a fair value of $202,292 in satisfaction of the balance of $70,000 of a $156,000 Note assigned and purchased from a Note originated in July 2017 (See Note 5).

During May 2018, a Note holder received a total of 187,500,000 shares of our restricted stock with a fair value of 243,750 in satisfaction of the remaining balance of $42,500 from a Note originated in September 2017  (See Note 5).

During May 2018, a Note holder received a total of 228,000,000 shares of our restricted stock with a fair value of $319,200 in satisfaction of the remaining principal balance of $54,800 assigned and purchased from a Note originated in June 2016 (See Note 5).

During June 2018, a Note holder made a conversion of 150,000,000 shares of our restricted stock with a fair value of $180,000 in satisfaction of the remaining principal balance of $16,960 of $33,000 Notes originated in May 2017 (See Note 5).

During June 2018, a Note holder made a conversion of 50,670,000 shares of our restricted stock with a fair value of $70,938 in satisfaction of the principal balance of $34,060 and accrued interest of $6,476 assigned and purchased from a Note originated in May 2017 (See Note 5).

Common Stock Issued for Settlement of Default Penalty

During February, 2018, in connection with the settlement of a default penalty of debt, we issued 70,621,469 shares of our common stock with a fair value of $125,000 to the Note holder (See Note 5).

Common Stock Issued for Debt Modification

During April 2018, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayment of the promissory note of $50,000 originated in October 2017 (See Note 5). The shares were valued at fair value of $1,700.

Common Stock Issued for Services

During June 2018, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 100,000,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0012 per share. The Company recorded an equity compensation charge of $10,000 during the six months ended June 30, 2018. The remaining unrecognized compensation cost of $110,000 related to non–vested equity–based compensation to be recognized by the Company over the remaining vesting period.

Beneficial Conversion Features

During January through June 2018, the Company has recorded a beneficial conversion feature in the amount of $235,913 as an additional paid in capital due to the difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes (See note 5).

7.     STOCK OPTIONS AND WARRANTS

Common Stock Warrants

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the six months ended June 30, 2018:

	Number Of shares	Weighted average exercise price
Balance December 31, 2017	13,540,000	$0.023
Exercised	(–)	–
Issued	–	$–
Forfeited	(65,000)	–
Balance June 30, 2018	13,475,000	$0.024

The following table summarizes information about fixed–price warrants outstanding as of June 30, 2018:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2018	$0.005–1.00	13,475,000	1.27 years	$0.024

At June 30, 2018, the aggregate intrinsic value of all stock options and warrants outstanding and expected to vest was $0. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in–the–money”. Aggregate intrinsic value represents the value that would have been received by the holders of in–the–money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0014, closing stock price of our common stock on June 29, 2018. There were no in–the–money warrants at June 30, 2018.

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

Future minimum payments under these lease agreements are as follows:

Total
2018 (six months)	$63,247
2019	91,913
2020	87,991
2021	91,379
2022	54,490
$389,020

Rent expense for the three–months ended June 30, 2018 and 2017 was $34,574 and $31,227, respectively. Rent expense for the six–months ended June 30, 2018 and 2017 was $67,802 and $60,685, respectively.

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. The shares and note payable have not been issued as of June 30, 2018. We have accrued the $142,500 in accrued expense and equity compensation.

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of June 30, 2018, all payments were made and the settlement is concluded. We have recorded $200,000 in other income for the over accrual of default upon payments in full in April 2018.

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

On October 26, 2017, the Court dismissed the claims for unpaid wages/breach of written debt confirms but allowed the claim for alleged breach of the settlement agreement to go forward.  Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, we have accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of June 30, 2018.

9.     SUBSEQUENT EVENTS

Common Stock Issued for Conversion of Debt

During July 2018, a Note holder made conversions of a total of 93,595,964 shares of our restricted stock in satisfaction of the balance of $50,000 of a $156,000 Note assigned and purchased from a Note originated in July 2017.

During August 2018, a Note holder received a total of 300,000,000 shares of our restricted stock in satisfaction of the principal balance of $72,000 with accrued interest in full for a Note originated in July 2016 (See Note 5).

Settlement of Note Payable

During August 2018, a Note holder sold the debt of $60,000 originated in December 2017 to a non–related party for $50,000 (See Note 5).

Common Stock Issued for Account Payable

During August 2018, the Company issued a total of 2,800,000 shares of the company’s restricted stock to settle the outstanding fees of $4,200 with a vendor.

Convertible Notes Payable

During July 2018, we issued a convertible denture in the amount of $50,000 to an unrelated party. The note carries interest at 8% and is due in July 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock. Conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the fifteen consecutive trading days immediately prior to including the conversion date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the second quarter of 2018 has focused upon marketing our homeopathic drugs for the treatment of pain:

•

Nyloxin® (Stage 2 Pain)

•

Nyloxin® Extra Strength (Stage 3 Pain)

•

Pet Pain–Away™

We will continue this focus during the remainder of 2018.

During our second quarter of 2018 and thereafter, the following has occurred:

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

On June 28, 2018 we announced that we had signed a definitive Letter of Intent for a $4 Million financing that will fund a subsidiary joint venture. JAH Neal Holdings LLC will act as the minority Joint Venture (JV) partner with a 49% stake in the subsidiary for their $4 million investment. Nutra Pharma will maintain a 51% stake in the venture and will contribute an exclusive license for all of our Over–the–Counter (OTC) products, which currently includes: Nyloxin®, Pet Pain–Away™ and Luxury Feet. The stakeholders will jointly manage the JV.

On July 3, 2018 we announced that DEG Productions had signed an exclusive distribution deal with one of the nation’s leading direct mail marketers to launch a private label version of Pet Pain–Away™. The product will be marketed nationally to a proven list of pet product buyers through a stand–alone custom mailer. The direct mail campaign is complimentary to the ongoing television campaign in that it is designed to acquire new customers and convert them into the monthly auto–ship program.

On July 17, 2018 we announced that we had executed an agreement with American Marketing Technologies (“AMT”) to launch an integrated Internet marketing campaign combined with a program to target a number of national retail chains. AMT’s approach to market the products is to create more awareness through social media and online marketing while trying to have these products available on shelves across the country. As they build brand awareness online; they will provide the pull–through to put the products on store shelves throughout the US.

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

On May 14, 2015 we announced that we had engaged the Nature's Clinic to begin the process of regulatory approval of our Company's Over–the–Counter pain drug, Nyloxin® for marketing and distribution in Canada. The Nature’s Clinic has already begun setting up their Chatham, Ontario warehouse and expect to complete the approval process to begin distributing Nyloxin® by the end  of 2018.

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

In July of 2018 we announced that DEG Productions had signed an exclusive distribution deal with one of the nation’s leading direct mail marketers to launch a private label version of Pet Pain–Away™. The product will be marketed nationally to a proven list of pet product buyers through a stand–alone custom mailer. The direct mail campaign is complimentary to the ongoing television campaign in that it is designed to acquire new customers and convert them into the monthly auto–ship program.

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

Results of Operations – Comparison of Three Months Periods Ended June 30, 2018 and June 30, 2017

Net sales for the three–month period ended June 30, 2018 are $29,381 compared to $33,179 for the three–month period ended June 30, 2017.  The decrease in net sales is primarily attributable to the decrease in Nyloxin® sales.

Cost of sales for the three–month period ended June 30, 2018 is $16,570 compared to $10,988 for the three–month period ended June 30, 2017.  Our cost of sales includes the direct costs associated with Nyloxin® manufacturing. Our gross profit margin for the three–month period ended June 30, 2018 is $12,811 or 43.6% compared to $22,191 or 66.9% for the three–month period ended June 30, 2017.

Selling, general and administrative expenses (“SG&A”) decreased $88,963 or 20.3% from $437,623 for the quarter ended June 30, 2017 to $348,660  for the quarter ended June 30, 2018, generally due to the decrease in stock based compensation of $26,082 or 72.3% from $36,082 for the three months period ending June 30, 2017 to $10,000 for the three months period ending June 30, 2018, and the decrease of $62,881 in legal fees, consulting, travel and professional fees.

Interest expense increased $86,882 or 110.9%, from $78,312 for the quarter ended June 30, 2017 to $165,194 for the comparable 2018 period.  This increase was due to increase in amortization of loan discounts in the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended June 30, 2018 and 2017, the liability related to these hybrid instruments fluctuated, resulting in a loss of $868,519 and $607,305, respectively.

Gain on settlement of debt and accounts payable increased $33,866 or 238.7%, from the loss of $14,189 for the three months ended June 30, 2017 to the gain of $19,677 for the comparable 2018 period.  This increase was due to an over accrual of accrued expense, offset by loss on settlement of debt through issuance of shares of common stock for the three months ended June 30, 2018 compared to the comparable 2017 period.

As a result of the foregoing, our net loss increased by $234,647 or 21.04%, from $1,115,238 for the quarter ended June 30, 2017 to $1,349,885 for the comparable 2018 period.

Comparison of Six Months Ended June 30, 2018 and June 30, 2017

Net sales for the six months ended June 30, 2018 are $60,357 compared to $50,158 for the six months ended June 30, 2017.  The increase in net sales is primarily attributable to the increase in Nyloxin® sales.

Cost of sales for the six months ended June 30, 2018 is $20,929 compared to $18,782 for the six months ended June 30, 2017.  Our cost of sales includes the direct costs associated with Nyloxin® manufacturing. Our gross profit margin for the six months ended June 30, 2018 is $39,428 or 65.3% compared to $31,376 or 62.6% for the six months ended June 30, 2017.

Selling, general and administrative expenses (“SG&A”) decreased  $152,121 or 17.6% from $864,854 for the six months ended June 30, 2017 to $712,733 for the six months ended June 30, 2018, generally due to the decrease in stock based compensation of $52,035 or 83.9% from $62,035 for the six months period ending June 30, 2017 to $10,000 for the six months period ending June 30, 2018, and decrease of $100,086 in legal fees, consulting, travel and professional fees.

Interest expense increased $269,631 or 157.8%, from $170,852 for the six months ended June 30, 2017 to $440,483 for the comparable 2018 period.  This increase was due to an increase in amortization of loan discounts in the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017.

We carry certain of our debentures and common stock warrants at fair value. For the six months ended June 30, 2018 and 2017, the liability related to these hybrid instruments fluctuated, resulting in a loss of $4,344,235 and $1,036,856, respectively.

Gain on settlement of debt and accounts payable increased $33,866 or 238.7%, from the loss of $14,189 for the six months ended June 30, 2017 to the gain of $19,677 for the comparable 2018 period.  This increase was due to an over accrual of accrued expense, offset by loss on settlement of debt through issuance of shares of common stock for the six months ended June 30, 2018 compared to the comparable 2017 period.

Our net loss increased by $3,382,971 or 164.6%, from $2,055,375 for the six months ended June 30, 2017 to $5,438,346 for the comparable 2018 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended June 30, 2018, we have an accumulated deficit of $62,826,493 and working capital and stockholders’ deficits of $5,133,097 and $5,104,837, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of June 30, 2018, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations. At June 30, 2018, the balance due from our officer and Companies owned by him is $267,192. During the six months ended June 30, 2018, we advanced $106,150 to and collected $105,100 from Mr. Deitsch and the Companies owned by him.

During the six months ended June 30, 2018, we raised $729,000 through the issuance of convertible notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2018, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2018, as defined in Rule 13a–15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10–K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of June 30, 2018. In light of this, we performed additional post–closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or 15d–15 under the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of June 30, 2018, all payments were made and the settlement is concluded. We have recorded $200,000 in other income for the over accrual of default upon payments in full in April 2018.

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

On October 26, 2017, the Court dismissed the claims for unpaid wages/breach of written debt confirms but allowed the claim for alleged breach of the settlement agreement to go forward.  Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, we have accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued with Indebtedness

In April 2018, in connection with a notes payable, we issued a total of 5,000,000 shares of our common stock with a fair value of $8,678.

Common Stock Issued for Conversion of Debt

During April and May 2018, a Note holder made conversions of a total of 65,885,713 shares of our common stock with a fair value of $156,590 in satisfaction of the remaining principal balance of $49,146 assigned and purchased from a Note originated in March 2017.

During May and June 2018, a Note holder made conversions of a total of 120,891,284 shares of our restricted stock with a fair value of $202,292 in satisfaction of the balance of $70,000 of a $156,000 Note assigned and purchased from a Note originated in July 2017.

During May 2018, a Note holder received a total of 187,500,000 shares of our restricted stock with a fair value of 243,750 in satisfaction of the remaining balance of $42,500 from a Note originated in September 2017.

During May 2018, a Note holder received a total of 228,000,000 shares of our restricted stock with a fair value of $319,200 in satisfaction of the remaining principal balance of $54,800 assigned and purchased from a Note originated in June 2016.

During June 2018, a Note holder made a conversion of 150,000,000 shares of our restricted stock with a fair value of $180,000 in satisfaction of the remaining principal balance of $16,960 of $33,000 Notes originated in May 2017.

During June 2018, a Note holder made a conversion of 50,670,000 shares of our restricted stock with a fair value of $70,938 in satisfaction of the principal balance of $34,060 and accrued interest of $6,476 assigned and purchased from a Note originated in May 2017.

During July 2018, a Note holder made conversions of a total of 93,595,964 shares of our restricted stock in satisfaction of the balance of $50,000 of a $156,000 Note assigned and purchased from a Note originated in July 2017.

During August 2018, a Note holder received a total of 300,000,000 shares of our restricted stock in satisfaction of the principal balance of $72,000 with accrued interest in full for a Note originated in July 2016

Common Stock Issued for Debt Modification

During April 2018, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayment of the promissory note of $50,000 originated in October 2017. The shares were valued at fair value of $1,700.

Common Stock Issued for Services

During June 2018, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 100,000,000 shares of company’s restricted common stocks were issued. The share was valued at $0.0012 per share. The Company recorded an equity compensation charge of $10,000 during the six months ended June 30, 2018. The remaining unrecognized compensation cost of $110,000 related to non–vested equity–based compensation to be recognized by the Company over the remaining vesting period.

Common Stock Issued for Account Payable

During August 2018, the Company issued a total of 2,800,000 shares of the company’s restricted stock to settle the outstanding fees of $4,200 with a vendor.

Item 3. Defaults Upon Senior Securities

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by our President and CEO, Rik Deitsch. We repaid principal balance in full as of December 31, 2016. At June 30, 2018, we owed this director accrued interest of $133,647, which is included in accrued expenses in the condensed consolidated balance sheets.

In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to one of our directors’ owned Companies. The notes carry interest at 12% annually and are due on the date that is nine–months from the execution and funding of the note. Upon default in February 2017, the Notes became convertible at $0.008 per share. During March 2017, we repaid principal balance of $6,365.  During April 2017, the Notes with accrued interest were restated. The restated principal balance of $201,818 bears interest at 12% annually and was due October 12, 2017. During June 2017, we repaid principal balance of $8,844. The loan is in default and negotiation for settlement. The loan was reclassified to notes payable – unrelated third parties after the director was resigned in March 2018. At June 30, 2018, we owed principal balance of $192,974 and accrued interest of $28,358.

In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The loan is in default and negotiation of settlement. At June 30, 2018, the accrued interest is $2,228.

In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The loan is in default and in negotiation of settlement. At June 30, 2018, the accrued interest is $31,667.

In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The loan is in default and negotiation of settlement. At June 30, 2018, the accrued interest is $24,867.

In August 2016, we issued a promissory note to an unrelated third party in the amount of $150,000 bearing monthly interest at a rate of 2.5%. The note was due in six months from the execution and funding of the note. During April 2017, the Notes with accrued interest were restated. The restated principal balance of $180,250 bears monthly interest at a rate of 2.5% and was due October 20, 2017. During January 2018, the Notes with accrued interest were restated. The restated principal balance of $220,506 bears monthly interest at a rate of 2.5% and is due July 12, 2018. In connection with this restated note, we issued 2,000,000 shares of our common stock . We recorded a debt discount in the amount of $2,765 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid–in capital. Amortization for the debt discount for the six months ended June 30, 2018 was $2,765. The loan is in default and negotiation of settlement. At June 30, 2018, the accrued interest is $31,239.

On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The loan is in default and in negotiation of settlement. At June 30, 2018, the accrued interest is $13,438.

In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At June 30, 2018, the accrued interest is $21,167.

In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The loan is in default and in negotiation of settlement. At June 30, 2018, the accrued interest is $1,306.

In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The original issuance discount was fully amortized as of June 30, 2018. The loan is in default and in negotiation of settlement. At June 30, 2018, the principal balance of the loan is $50,000.

In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our common stock. We recorded a debt discount in the amount of $3,300 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid–in capital.  The debt discounts were fully amortized as of June 30, 2018. The loan is in default and in negotiation of settlement. At June 30, 2018, the principal balance of the loan net of discount is $60,000.

In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 10,000,000 shares of our common stock. We recorded a debt discount in the amount of $5,600 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid–in capital. The debt discounts were fully amortized as of June 30, 2018. The loan is in default and in negotiation of settlement. At June 30, 2018, the principal balance of the loan net of discount is $120,000.

In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our common stock. We recorded a debt discount in the amount of $2,900 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid–in capital. The debt discounts were fully amortized as of June 30, 2018. The loan is in default and in negotiation of settlement. At June 30, 2018, the principal balance of the loan net of discount is $18,000.

On March 19, 2014, we issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non–related parties. During the year ended December 31, 2015, we recorded the first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014.  The notes carry interest at 8% and were due on March 19, 2018.  The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. The loan is in default and in negotiation of settlement. At June 30, 2018, these convertible notes payable, at fair value, was recorded at $284.

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

NUTRA PHARMA CORP.
Registrant

Dated: August 17, 2018	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer