Form 10-Q
period 2018-09-30
NUTRA PHARMA CORP
filed 2018-11-19
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non–accelerated filer ☑	Smaller reporting company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 19, 2018, there was 4,020,246,110 shares of common stock.

i

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10–Q for the period ending September 30, 2018, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward–looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward–looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$14,159	$-
Accounts receivable	16,906	15,143
Inventory	41,786	20,142
Prepaid expenses and other current assets	151,757	52,500
Total current assets	224,608	87,785

Due from officer	-	269,772
Property and equipment, net	11,605	16,463
Other assets	15,550	15,550
Total assets	$251,763	$389,570

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,533,023	$1,301,988
Accrued expenses	869,417	1,002,980
Deferred revenue	-	22,490
Due to officer	200,437	-
Derivative warrant liability	1,975	5,903
Other debt, net of discount	2,944,217	3,466,403
Total current liabilities	5,549,069	5,799,764
Promissory note	64,617	-
Total liabilities	5,613,686	5,799,764

Commitments and Contingencies (See Note 8)

Stockholders' deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized: 3,000,000 Series A Preferred shares issued and outstanding at September 30, 2018 and December 31, 2017	3,000	3000
Common stock, $0.001 par value, 8,000,000,000 shares and 2,000,000,000 shares authorized: 4,014,246,110 and 2,032,233,701 shares issued and outstanding at September 30, 2018 and December 31, 2017	4,014,246	2,032,234
Additional paid-in capital	54,415,239	49,942,719
Accumulated deficit	(63,794,408)	(57,388,147)
Total stockholders' deficit	(5,361,923)	(5,410,194)
Total liabilities and stockholders' deficit	$251,763	$389,570

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$43,966	$38,049	$104,323	$88,207
Cost of sales	37,409	4,340	58,338	23,122
Gross profit	6,557	33,709	45,985	65,085

Operating expenses:
Selling, general and administrative - including stock based compensation of $30,000 and $4,985 for the three months ended September 30, 2018 and 2017, and $40,000 and $67,020 for the nine months ended September 30, 2018 and 2017, respectively	860,808	307,232	1,573,541	1,172,086
Total operating expenses	860,808	307,232	1,573,541	1,172,086
Loss from operations	(854,251)	(273,523)	(1,527,556)	(1,107,001)

Other Income (Expenses):
Rental Income	525	-	525	-
Interest expense	(266,889)	(95,063)	(707,372)	(265,915)
Change in fair value of derivatives	192,800	(612,863)	(4,151,435)	(1,649,719)
Loss on settlement of debt, net	(40,100)	-	(20,423)	(14,189)
Total other expenses	(113,664)	(707,926)	(4,878,705)	(1,929,823)
Loss before income taxes	(967,915)	(981,449)	(6,406,261)	(3,036,824)
Provision for income taxes	-	-	-	-
Net loss	$(967,915)	$(981,449)	$(6,406,261)	$(3,036,824)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	3,709,263,480	1,429,770,513	2,880,009,357	1,282,194,310

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

 Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2018	2017
Reconciliation of net loss to net cash used in operating activities:
Cash flows from operating activities:
Net loss	$(6,406,261)	$(3,036,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	498,470	-
Loss on settlement of debt and accounts payable	20,423	14,189
Depreciation	4,858	4,421
Stock-based compensation	40,000	67,020
Stock issued for loan modification	198,865	4,440
Change in fair value of derivative	4,151,435	1,649,719
Amortization of loan discount	314,219	74,392
Changes in operating assets and liabilities:
Increase in accounts receivables	(1,763)	(14,050)
Decrease (Increase) in inventory	(21,644)	5,420
Decrease (Increase) in prepaid expenses and other assets	(19,257)	3,216
Increase in accounts payable	235,236	294,388
Increase in accrued expenses	144,007	21,709
Decrease in deferred revenue	(22,490)	-
Net cash used in operating activities	(863,902)	(911,960)

Cash flows from financing activities:
Loans from officers	107,100	302,350
Repayment of officers loans	(141,070)	(174,400)
Repayments of notes payable-related party	-	(15,209)
Proceeds from convertible notes, net of debt discount and loan issuance cost of $40,450 and $0, respectively	941,800	550,500
Repayment of convertible notes	(3,000)	(40,000)
Proceeds from other notes payable	-	405,500
Repayments of other notes payable	(26,769)	(148,024)
Net cash provided by financing activities	878,061	880,717

Net (decrease) increase in cash	14,159	(31,243)

Cash - beginning of period	-	31,243

Cash - end of period	$14,159	$-

Supplemental Cash Flow Information:
Cash paid for interest	$(5,425)	$(75,207)
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:
Note and stock issued in settlement of notes and accounts payable	$348,050	$-
Shares issued to satisfy debt	$5,518,338	$2,410,115
Discounts on notes payable	$22,365	$13,815
Debt discount for beneficial conversion features	$246,913	$5,241

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

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

Basis of Presentation and Consolidation

The Unaudited Condensed Consolidated Financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year. Therefore, the interim Unaudited Condensed Consolidated Financial statements should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K.

The accompanying Unaudited Condensed Consolidated Financial Statements include the results of Nutra Pharma and its wholly-owned subsidiaries Designer Diagnostics Inc. and ReceptoPharm (collectively “the Company”, “us”, “we” or “our”). We operate as one reportable segment. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern

Our Unaudited Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $63,794,408 at September 30, 2018. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $5,324,461 and a stockholders’ deficit of $5,361,923 at September 30, 2018.

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

At September 30, 2018, we do not have sufficient cash to sustain our operations for the next year and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

On September 28, 2018, the United States Securities and Exchange Commission filed a lawsuit in the United States District Court for the Eastern District of New York against the Company and its CEO and Chairman Rik J. Deitsch, and a consultant to the Company, Sean McManus, alleging violations of the Securities Act, the Exchange Act and rules promulgated thereunder. The Company believes that the SEC complaint contains serious factual inaccuracies. The Company believes that the charges are without merit and intend to defend themselves vigorously.The Company does not believe the SEC investigation could impact Company’s ability to continue as a going concern (See Note 8).

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC׆) 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an Accounting Standards Update (“ASU”), Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company has evaluated the impact of ASC 606 and determined that there is no change to the Company’s accounting policies, except for the recording of certain product sales to a distributor, in which a portion of the cash proceeds received is remitted back to the distributor. Under ASC 606, the Company determined that these sales should be recorded on a gross basis.

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

The cumulative impact of adopting ASC 606 resulted in no changes to retained earnings at January 1, 2018. The impact to revenue for the nine months ended September 30, 2018 was an increase of $3,740 as a result of applying ASC 606 to certain revenues generated through online distributors which are now presented gross as we have control over providing the products related to such revenues.

For the nine months ended September 30, 2018, the revenue recognized from contracts with customers was $104,323. The impact of adoption of ASC 606 on our unaudited condensed consolidated statement of operations was as follows:

	With Implementation of ASC 606	Before Implementation of ASC 606	Effect of Implementation
Revenue	$104,323	$100,583	$3,740
Costs	(58,338)	(54,598)	3,740
Net effect of ASC 606 implementation			$-

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

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, and consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use.

The Company regularly reviews inventory quantities on hand.  If necessary it records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements. Write-downs are charged to cost of goods sold. Our inventory is carried net of a valuation allowance of $30,885 at September 30, 2018 and December 31, 2017.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the nine months ended September 30, 2018, there was one customer that accounted for 27% of the total revenues.

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

Convertible Debt

For convertible debt that does not contain an embedded derivative that requires bifurcation, the conversion feature is evaluated to determine if the rate of conversion is below market value and should be categorized as a beneficial conversion feature (“BCF”).

A BCF related to debt is recorded by the Company as a debt discount and with the offset recorded to equity. The related convertible debt is recorded net of the discount for the BCF. The discount is amortized as additional interest expense over the term of the debt with the resulting debt discount being accreted over the term of the note.

The Fair Value Measurement Option

We have elected the fair value measurement option for convertible debt with embedded derivatives that require bifurcation, and record the entire hybrid financing instrument at fair value under the guidance of FASB ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”).

Property and Equipment and Long-Lived Assets

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 3 – 7 years.

Property and equipment consists of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Computer equipment	$25,120	$25,120
Furniture and fixtures	34,757	34,757
Lab equipment	53,711	53,711
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	216,033	216,033
Less: Accumulated depreciation	(204,428)	(199,570)
Property and equipment, net	$11,605	$16,463

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At September 30, 2018, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the nine-months ended September 30, 2018 and 2017 was $4,858 and $4,421, respectively, and $1,105 and $1,168 for the three-months ended September 30, 2018 and 2017, respectively.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position.  At September 30, 2018, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB ASC Topic 718, Stock Compensation (“ASC Topic 718”). ASC Topic 718, which requires that the cost resulting from all share-based transactions be recorded in the financial statements over the respective service periods. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of September 30, 2018 and 2017, the following items were not included in dilutive loss as the effect is anti-dilutive:

	September 30, 2018	September 30, 2017
Options and warrants	12,600,000	13,540,000
Convertible notes payable	3,260,602,785	1,762,604,798
Total	3,273,202,785	1,776,144,798

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

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU No 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (quarter ending March 31, 2019 for the Company). Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company will evaluate the effects of adopting ASU 2018-07 if and when it is deemed to be applicable.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

2.     FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at September 30, 2018 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at September 30, 2018 and December 31, 2017:

	Fair Value Measurements at September 30, 2018
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$1,975	$-	$-	$1,975
Convertible notes at fair value	$1,058,968	$-	$-	$1,058,968

	Fair Value Measurements at December 31, 2017
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$5,903	$-	$-	$5,903
Convertible notes at fair value	$1,925,959	$-	$-	$1,925,959

The following table shows the changes in fair value measurements for the warrant liability using significant unobservable inputs (Level 3) during the nine months ended September 30, 2018 and the year ended December 31, 2017:

Description	September 30, 2018	December 31, 2017
Beginning balance	$5,903	$48,504
Purchases, issuances, and settlements	-	24,017
Day one loss on value of hybrid instrument	-	-
Total (gain) loss included in earnings (1)	(3,928)	(66,618)
Ending balance	$1,975	$5,903

(1)  The gain related to the revaluation of our warrant liability is included in “Change in fair value of derivatives” in the accompanying consolidated unaudited statement of operations.

We valued our warrants using a Dilution-Adjusted Black-Scholes Model.  Assumptions used include (1) 1.76% to 2.81% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 229%-245% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

The following table summarizes the significant terms of each of the convertible notes for which the entire hybrid instrument is recorded at fair value at September 30, 2018 and December 31, 2017:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look–back Period
Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Anti–Dilution Adjusted Price	% of Stock Price for Look-Back Period	Look–Back Period
2018	$657,700	8%	24%	$0.0002–$0.20	40%–60%	3 to 25 Days
2017	$682,099	8%-12%	18%	$0.0002-$0.20	40%-60%	3 to 25 Days

The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) during the nine months ended September 30, 2018 and the year ended December 31, 2017 for the Convertible Notes:

	September 30, 2018	December 31, 2017
Description
Beginning balance	$1,925,959	$1,672,728
Purchases, issuances, and settlements	498,980	580,143
Day one loss on value of hybrid instrument	2,021,041	999,228
Loss from change in fair value	2,134,326	1,314,325
Conversion to common stock	(5,518,338)	(2,594,100)
Repayment in cash	(3,000)	(46,365)
Ending balance	$1,058,968	$1,925,959

3.     INVENTORIES

Inventories are valued at the lower of average cost or net realizable value. At September 30, 2018 and December 31, 2017, inventories were as follows:

	September 30, 2018	December 31, 2017
Raw Materials	$55,380	$35,653
Finished Goods	17,291	15,374
Inventory Reserve	(30,885)	(30,885)
Total Inventories	$41,786	$20,142

4.     DUE TO/FROM OFFICER

At September 30, 2018, the balance due to our officer is $200,437. During the nine months ended September 30, 2018, we advanced $141,070 to and collected $107,100 from Mr. Deitsch and the Companies owned by him. As of September 30, 2018, we recorded a bad debt expense of $498,470 which represents a full valuation allowance for amounts owed by these Companies.

5.     OTHER INDEBTEDNESS

Other indebtedness consists of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Note payable– Related Party (Net of discount of $0 and $2,000, respectively) (1)	$12,000	$202,974
Notes payable – Unrelated third parties (Net of discount of $0 and $28,723, respectively) (2)	1,484,290	1,337,470
Convertible notes payable (Net of discount of $61,300 and $0, respectively) (3)	1,512,544	1,925,959
Ending balances	3,008,834	3,466,403
Less: Current portion	(2,944,217)	(3,466,403)
Long-term portion	$64,617	$-

(1)

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. At September 30, 2018, we owed this director accrued interest of $137,645, which is included in accrued expenses in the condensed consolidated balance sheets.

In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by one of our directors. The notes carry interest at 12% annually and were due on the date that was nine-months from the execution and funding of the note. Upon default in February 2017, the Notes became convertible at $0.008 per share. During March 2017, we repaid principal balance of $6,365.  During April 2017, the Notes with accrued interest were restated. The restated principal balance of $201,818 bears interest at 12% annually and was due October 12, 2017. During June 2017, we repaid principal balance of $8,844. The loan is in default and negotiation for settlement. The loan was reclassified to notes payable – unrelated third parties after the director resigned in March 2018. At September 30, 2018, we owed principal balance of $192,974 and accrued interest of $34,196.

In December 2017, we issued a promissory note to a related party in the amount of $12,000 with original issuance discount of $2,000. The note is due in twelve months from the execution and funding of the note. At September 30, 2018, the principal balance of the loan is $12,000.

(2)

At September 30, 2018, the balance of $1,484,290, consisted of the following loans:

•

On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments and on January 26, 2012, we signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). We repaid $25,000 during the three months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000).  The $100,000 penalty was expensed during 2012.  LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013 the debt of $281,772 reverted back to LPR.

•

At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge and is currently outstanding and carries no interest.

•

In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At September 30, 2018, the accrued interest is $2,483.

•

In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At September 30, 2018, the accrued interest is $34,734.

•

In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At September 30, 2018, the accrued interest is $27,933.

•

In August 2016, we issued a promissory note to an unrelated third party in the amount of $150,000 bearing monthly interest at a rate of 2.5%. The note was due in six months from the execution and funding of the note. During April 2017, the note with accrued interest were restated. The restated principal balance of $180,250 bears monthly interest at a rate of 2.5% and was due October 20, 2017. During January 2018, the note with accrued interest were restated. The restated principal balance of $220,506 bears monthly interest at a rate of 2.5% and was due July 12, 2018. In connection with this restated note, we issued 2,000,000 shares of our restricted common stock (See Note 6). We recorded a debt discount in the amount of $2,765 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization for the debt discount for the nine months ended September 30, 2018 was $2,765. The note is in default and negotiation of settlement. During July 2018, we issued 5,000,000 restricted shares due to the default on repayment of the promissory note of $220,506 restated in January 2018 (See Note 6). The shares were valued at fair value of $5,500. At September 30, 2018, the accrued interest is $48,145.

•

On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At September 30, 2018, the accrued interest is $15,354.

•

In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At September 30, 2018, the accrued interest is $24,233.

•

In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At September 30, 2018, the accrued interest is $1,625.

•

During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was partially repaid through scheduled payments through August 2017 along with interest on average 15% annum. We have recorded loan costs in the amount of $5,500 for the loan origination fees paid at inception date. The debt discount was fully amortized as of September 30, 2018.  At December 31, 2017, the principal balance of the loan was $191,329 and in negotiation of settlement. During June 2018, the loan was settled for $170,402 with scheduled repayments of approximately $7,000 per month through July 2020. We recorded a gain on settlement of debt in other income for $20,927. The Company repaid $21,769 during the third quarter of 2018. At September 30, 2018, the principal balance is $148,633.

•

In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The original issuance discount was fully amortized as of September 30, 2018. The note is in default and in negotiation of settlement. At September 30, 2018, the principal balance of the note is $50,000.

•

In September 2017, we issued a promissory note to an unrelated third party in the amount of $51,000 with original issue discount of $8,500. The note was due in six months from the execution and funding of the note. The original issuance discount was fully amortized as of September 30, 2018. The Company repaid $8,500 in cash in November 2017. In May 2018, the Noteholder received a total of 187,500,000 shares of our restricted common stock with a fair value of $243,750 in satisfaction of the remaining balance of $42,500.  We recorded a loss on settlement of debt in other expense for $201,250 (See Note 6).

•

In September 2017, we issued a promissory note to an unrelated third party in the amount of $36,000 with original issue discount of $6,000. The note is due in one year from the execution and funding of the note. The original issue discount is amortized over the term of the loan. Amortization for the original issuance discount have been fully amortized as of September 30, 2018. Repayments of $1,500 and $5,000 have been made in 2017 and nine months ended September 30, 2018, respectively. The note is in default and in negotiation of settlement. During September 2018, we issued 5,000,000 restricted shares due to the default on repayment of the promissory note with a fair value of $3,000. At September 30, 2018, the principal balance of the note is $29,500.

•

In October 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issuance discount of $10,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,200 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital.  Amortization for the debt discount and original issuance discount were fully amortized as of September 30, 2018. During April 2018, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayment (See Note 6). The shares were valued at fair value of $1,700. Later in April 2018, the Note was restated with principal balance of $60,000 including the original issuance discount of $10,000 due October 2018. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $8,678 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital.  The debt discount and original issuance discount have been fully amortized as of September 30, 2018. As of September 30, 2018, the principal balance of the note is $60,000.

•

In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,300 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital.  The debt discounts were fully amortized as of September 30, 2018. The loan is in default and in negotiation of settlement. 1,000,000 shares of common stock were issued due to the default of repayments with a fair value of $1,500 (See Note 6). At September 30, 2018, the principal balance of the note is $60,000.

•

In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 10,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $5,600 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of September 30, 2018. The loan is in default and in negotiation of settlement. 1,500,000 shares of common stock were issued due to the default of repayments with a fair value of $2,250 (See Note 6). At September 30, 2018, the principal balance of the note is $120,000.

•

In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock (See Note 6). We recorded a debt discount in the amount of $2,900 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of September 30, 2018. The note is in default and in negotiation of settlement. 7,000,000 shares of common stock were issued due to the default of repayments with a fair value of $5,600 (See Note 6). At September 30, 2018, the principal balance of the note is $18,000.

•

In December 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000. The note was due in one year from the execution and funding of the note. During August 2018, the Note holder sold the debt of $60,000 to a non-related party. The subsequent note holder received a total of 145,000,000 shares of our restricted common stock with a fair value of $101,500 in satisfaction of the Note of $60,000 in full. We recorded a loss on settlement of debt in other expense for $41,500 (See Note 6). As a result of the conversion of the note, the debt discount has been fully amortized as of September 30, 2018.

(3)

At September 30, 2018, the balance of $1,512,544 net of discount of $61,300, consisted of the following convertible loans:

•

On March 19, 2014, we issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. The first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014. The notes carry interest at 8% and were due on March 19, 2018. The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. The notes are in default and in negotiation of settlement. During the three months ended September 30, 2018, repayment of $3,000 was made. At September 30, 2018, these convertible notes payable with principal balance of $27,000 and accrued interest of $11,024, at fair value, was recorded at $77.

•

During December 2015, Mr. Deitsch, assigned $80,000 of his outstanding loan to an unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 4% and was due on December 7, 2016. The Note reverted back as the promissory note upon maturity date. On June 27, 2017, the Company owed principal balance of $80,000 plus accrued interest of $4,971. The total of $84,971 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note (See Note 6(2)). The note carries interest at 8% and was due on June 27, 2018, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note into shares of Common Stock at fifty-five percent (55%) of lowest closing bid prices of our restricted common stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. During July and August 2017, the Note holder made conversions of a total of 164,935,000 shares of our restricted common stock satisfying the principal balance of $55,325 with a fair value of $225,143. During February 2018, the Note holder made conversions of a total of 109,876,500 shares of our restricted common stock with a fair value of $156,625 in satisfaction of the remaining principal balance of $29,646 in full.

•

On March 31, 2017, we issued a convertible denture in the amount of $80,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 8% and was due on March 30, 2018, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note into shares of Common Stock at a fifty-five percent (55%) of the of the lowest closing bid price of our restricted common stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. During February 2018, the Noteholder made a conversion of 70,123,500 shares of our restricted common stock with a fair value of $294,885 in satisfaction of a portion of the Note in the amount of $30,854 (See Note 6).

The noteholder sold and assigned the remaining balance of $49,146 with accrued interest of $3,276 to an unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on February 13, 2019, unless previously converted into shares of restricted common stock. The noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. During April and May 2018, the Note holder made conversions of a total of 65,885,713 shares of our restricted common stock with a fair value of $156,590 in satisfaction of the remaining principal balance of $49,146 and accrued interest in full (See Note 6).

•

On July 18, 2017, we issued a convertible denture in the amount of $150,000 to Coventry. The note carries interest at 8% and was due on July 18, 2018, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note into shares of Common Stock at a fifty-five percent (55%) of the of the lowest closing bid price of our restricted common stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. During February 2018, the noteholder sold and assigned the balance of $150,000 with accrued interest of $6,000 to an unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on February 13, 2019, unless previously converted into shares of restricted common stock. The noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. During May and June 2018, the Noteholder made conversions of a total of 120,891,284 shares of our restricted common stock with a fair value of $202,292 in partial satisfaction of the note in the amount of $70,000 (See Note 6). During July through September 2018, the Note holder made conversions of a total of 206,988,570 shares of our restricted common stock with a fair value of $182,553 in satisfaction of the remaining principal balance $86,000 and accrued interest in full (See Note 6).

•

On March 28, 2016, we signed an expansion agreement with Brewer and Associates Consulting, LLC (“B+A”) to the original consulting agreement dated on October 15, 2015 for consulting services for twelve months for a monthly fee of $7,000. To relieve our cash obligation of $36,000 per original agreement, we issued three convertible notes for a total of $120,000 which includes the fees due under the original agreement and the new monthly fees due under the expansion agreement. $40,000 and $60,000 of the notes were paid in full as of December 31, 2016 and December 31, 2017, respectively. The remaining balance of $20,000 Notes is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. At September 30, 2018, the convertible notes payable with principal balance of $20,000, at fair value, were recorded at $32,316.

•

During June 2016, we issued a Convertible Debenture in the amount of $72,000 to an unrelated third party as a result of debt sale. The Note carries interest at 8% and was due on June 20, 2017, unless previously converted into shares of restricted common stock. The convertible note holder has the right to convert the note into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest volume weighted average prices (the VWAP) of our restricted common stock for the fifteen trading days preceding the conversion date. During August 2018, a Note holder received a total of 300,000,000 shares of our restricted common stock in satisfaction of the principal balance of $72,000 with accrued interest in full (See Note 9).

•

During June 2016, the notes payable of $50,000 originating in January 2016 with accrued interest of $4,800 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note (See Note 5(2)). The note carries interest at 8% and was due on June 16, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of our restricted common stock for the fifteen trading days preceding the conversion date. During May 2018, the Note holder made a conversion of 228,000,000 shares of our restricted common stock with a fair value of $319,200 in satisfaction of the principal balance of $54,800 and accrued interest in full (See Note 6).

•

During July 2016, we issued a convertible note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2.0% and convertible at $0.05 per share. During January 2017, the Note was restated with principal amount of $56,567 bearing monthly interest rate of 2.5%. The New Note of $56,567 was due on July 26, 2017 and convertible at $0.05 per share. During February 2018, the note with accrued interest of $65,600 was restated. The restated principal balance of $65,600 bears monthly interest at a rate of 2.5% and was due August 14, 2018. In connection with this restated note, we issued 1,000,000 shares of our restricted common stock (See Note 6). We recorded a debt discount in the amount of $4,035 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discount was fully amortized as of September 30, 2018. During August 2018, the Notes with accrued interest of $10,476 were restated. The restated principal balance of $76,076 bears monthly interest at a rate of 2.5% and is due February 2019. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock (See Note 6). We recorded a debt discount in the amount of $3,800 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization of debt discount of $950 has been recorded as of September 30, 2018. The note is under personal guarantee by Mr. Deitsch. At September 30, 2018, the convertible note payable was recorded at $76,076. The accrued interest as of September 30, 2018 is $2,345.

•

In April 2017, we issued a Convertible Promissory Note for $33,000 to an unrelated third party. The note carries interest at 12% annually and was due on January 30, 2018. The Holder has the right to convert the loan, beginning on the date which is one hundred eighty (180) days following the date of the Note, into common stock at a price of sixty percent (60%) of the average of the three lowest trading prices of our restricted common stock for the fifteen trading days preceding the conversion date. During October 2017, the Noteholder made the conversions of a total of 50,125,000 of our restricted common stock satisfying the principal balance of $16,040 with a fair value of $35,596. During June 2018, the Note holder made a conversion of 150,000,000 shares of our restricted common stock with a fair value of $180,000 in satisfaction of the remaining principal balance of $16,960 with accrued interest in full (See Note 6).

•

During May and October 2017, we issued two Convertible Debentures for a total of $90,000 ($45,000 each) to Labrys. The notes carry interest at 12% and were due on July 19, 2017 and November 3, 2017, respectively, unless previously converted into shares of restricted common stock. Labrys has the right to convert the notes into shares of Common Stock at sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty-five trading days preceding the conversion date. During November 2017, the Note holder made a conversion of 62,059,253 shares of stock satisfying the principal balance of $11,057 and accrued interest for a fair value of $51,732. During February 2018, we issued 45,000,000 shares of our restricted common stock with a fair value of $3,618,244 to Labrys in settlement of the remaining balance of $78,943 and accrued interest in full (See Note 6).

•

During December 2016, we issued a Convertible Debenture to an unrelated third party in the amount of $110,000. The note carries interest at 12% and matured on September 8, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of our restricted common stock for the twenty-five trading days preceding the conversion date. During June and July 2017, the Note holder made conversions of a total of 179,800,000 shares of stock satisfying the principal balance of $63,001 and accrued interest for a fair value of $298,575. During February 2018, the remaining balance of $46,999 with accrued interest of $2,820 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note. During February and July, 2018, in connection with the settlement of a default penalty of the original debt, we issued a total of 105,157,409 shares of our restricted common stock to the original Note holder with a fair value of $173,350.

The new note of $49,819 carries interest at 8% and is due on February 13, 2019, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. During September 2018, the Noteholder made a conversions of 52,244,433 shares of our restricted common stock with a fair value of $37,011 in satisfaction of principal balance of $15,000 and accrued interest in full (See Note 6). At September 30, 2018, the convertible note payable with principal balance of $34,819, at fair value, was recorded at $58,979.

•

During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note carries interest at 8% and was due on May 4, 2018, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. During November 2017, the Note holder made a conversion of our restricted common stocks satisfying the principal balance of $856 and penalty of $6,400 for a fair value of $21,399. During February 2018, the remaining balance of $63,144 with accrued interest and penalty of $12,442 was assigned and sold to three unrelated third parties. During June 2018, a Note holder made a conversion of 50,670,000 shares of our restricted common stock with a fair value of $70,938 in satisfaction of the balance of $34,060 plus accrued interest of $6,476 (See Note 6). At September 30, 2018, the remaining principal of $29,381 plus accrued interest of $7,138, at fair value, was recorded at $60,876.

•

During January through September 2018, we issued convertible notes payable to the 14 unrelated third parties for a total of $435,750 with original issue discount of $40,450. The notes are due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes, resulted in a beneficial conversion feature in the amount of $246,913. In addition, upon the issuance of convertible notes, the Company issued 1,250,000 shares of common stock (See Note 6). The Company has recorded a debt discount in the amount of $3,087 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The total discount of $250,000 and original issuance discount of $40,450 was amortized over the term of the debt.  Amortization for the nine months ended September 30, 2018 was $232,000. At September 30, 2018, the principal balance of the notes, net of discount of $58, 450 is $377,300.

$99,150 of the above mentioned convertible notes payable to seven of the unrelated third parties with original issue discount of $10,150 are in default and in negotiation of settlement.

•

During February 2018, we issued a convertible denture in the amount of $200,000 to an unrelated third party. The note carries interest at 8% and is due in February 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $1,646,242. At September 30, 2018, the convertible note payable with principal balance of $200,000 and accrued interest of $10,037, at fair value, was recorded at $338,837. The note carries additional $200,000 “Back-end Note” ($100,000 each) with the same terms as the original note.

•

During April 2018, $65,000 of one of the $100,000 Back-end Note was funded. The note carries interest at 8% and is due in February 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $100,700. At September 30, 2018, the convertible note payable, at fair value, was recorded at $110,122.

•

During March 2018, we issued a convertible denture in the amount of $60,000 to an unrelated third party. The note carries interest at 8% and is due in March 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $48,418. At September 30, 2018, the convertible note payable, at fair value, was recorded at $101,958. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend to us another $60,000.

•

During June 2018, the $60,000 Back-end Note was funded. The note carries interest at 8% and is due in March 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $68,067. At September 30, 2018, the convertible note payable, at fair value, was recorded at $101,958.

•

During May 2018, we issued a convertible denture in the amount of $60,000 to an unrelated third party. The note carries interest at 8% and is due in May 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $59,257. At September 30, 2018, the convertible note payable, at fair value, was recorded at $102,612.

•

During August 2018, we issued a convertible denture in the amount of $31,500 to an unrelated third party. The note carries interest at 8% and is due in August 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $23,794. At September 30, 2018, the convertible note payable, at fair value, was recorded at $54,365.

•

During July 2018, we issued a convertible denture in the amount of $50,000 to an unrelated third party. The note carries interest at 8% and is due in July 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock at fifty five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $46,734. At September 30, 2018, the convertible note payable, at fair value, was recorded at $71,298.

•

During August 2018, we issued a convertible denture in the amount of $20,000 to an unrelated third party. The note carries interest at 8% and is due in August 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock at fifty five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $17,829. At September 30, 2018, the convertible note payable, at fair value, was recorded at $28,627.

The Company has concluded that the embedded conversion option and several other features embedded in the hybrid debt agreement requires bifurcation and classification as liabilities, at fair value. As an alternative to this accounting, the Company elected to record the entire hybrid financing instrument as a single financial liability and measured at fair value under the guidance of ASC Topic 815.

6.     STOCKHOLDERS' DEFICIT

Authorized Shares

On March 7, 2018, we obtained written consents from stockholders holding a majority of our outstanding voting stock to approve an amendment of the Company’s articles of incorporation, as amended, to increase the number of authorized shares of common stock from 2,000,000,000 to 8,000,000,000.

Common Stock Issued with Indebtedness

In January and February 2018, in connection with four notes payable, we issued a total of 4,250,000 shares of our restricted common stock with a fair value of $9,887 (See Note 5).

In April 2018, in connection with a note payable, we issued a total of 5,000,000 shares of our restricted common stock with a fair value of $8,678 (See Note 5).

In August 2018, in connection with a note payable, we issued a total of 5,000,000 shares of our restricted common stock with a fair value of $3,800 (See Note 5).

Common Stock Issued for Conversion of Convertible Debt

During February 2018, a Note holder made conversions of a total of 70,123,500 shares of our restricted common stock with a fair value of $294,885 in satisfaction of the principal balance of $30,854 of an $80,000 Note originated in March 2017 (See Note 5).

During February 2018, a Note holder received 109,876,500 shares of our restricted common stock with a fair value of $156,625 upon conversion of $29,646 of an $84,971 Note originated in June 2017 (See Note 5). During February 2018, a Note holder received 45,000,000 of our restricted common stock with a fair value of $3,618,244 upon conversion of the remaining balance of $78,943 of $90,000 Notes originated in May and October 2017 (See Note 5).

During April and May 2018, a Note holder made conversions of a total of 65,885,713 shares of our restricted common stock with a fair value of $156,590 in satisfaction of the remaining principal balance of $49,146 assigned and purchased from a Note originated in March 2017 (See Note 5).

During May and June 2018, a Note holder made conversions of a total of 120,891,284 shares of our restricted common stock with a fair value of $202,292 in satisfaction of the balance of $70,000 of a $156,000 Note assigned and purchased from a Note originated in July 2017 (See Note 5).

During May 2018, a Note holder received a total of 228,000,000 shares of our restricted common stock with a fair value of $319,200 in satisfaction of the remaining principal balance of $54,800 assigned and purchased from a Note originated in June 2016 (See Note 5).

During June 2018, a Note holder made a conversion of 150,000,000 shares of our restricted common stock with a fair value of $180,000 in satisfaction of the remaining principal balance of $16,960 of $33,000 Notes originated in May 2017 (See Note 5).

During June 2018, a Note holder made a conversion of 50,670,000 shares of our restricted common stock with a fair value of $70,938 in satisfaction of the principal balance of $34,060 and accrued interest of $6,476 assigned and purchased from a Note originated in May 2017 (See Note 5).

During July through September 2018, a Note holder made conversions of a total of 206,988,570 shares of our restricted common stock with a fair value of $182,553 in satisfaction of the remaining principal balance $86,000 and accrued interest in full from a Note originated in February 2018(See Note 5).

During September 2018, a Note holder made a conversion of 52,244,433 shares of our restricted common stock with a fair value of $37,011 in satisfaction of principal balance of $15,000 and accrued interest in full from a Note originated in February 2018 (See Note 5).

During August 2018, a Note holder received a total of 300,000,000 shares of our restricted common stock in satisfaction of the principal balance of $72,000 with accrued interest in full for a Note originated in July 2016 (See Note 5).

Common Stock Issued for Conversion of Promissory Note

During May 2018, a Note holder received a total of 187,500,000 shares of our restricted common stock with a fair value of 243,750 in satisfaction of the remaining balance of $42,500 from a Note originated in September 2017 (See Note 5).

During August 2018, a Note holder received a total of 145,000,000 shares of our restricted common stock with a fair value of $101,500 in satisfaction of the Note of $60,000 originated in December 2017 in full.  We recorded a loss on settlement of debt in other expense for $41,500 (See Note 5).

Common Stock Issued for Account Payable

During August 2018, the Company issued a total of 2,800,000 shares of the company’s restricted common stock to settle the outstanding fees of $4,200 with a fair value of $2,800. We recorded a gain on settlement of accounts payable in other expense for $1,400.

Common Stock Issued for Settlement of Default Penalty

During February and July, 2018, in connection with the settlement of a default penalty of debt, we issued a total of 105,157,409 shares of our restricted common stock with a fair value of $173,350 to the Note holder (See Note 5).

Common Stock Issued for Default Payments

During April 2018, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayment of the promissory note of $50,000 originated in October 2017 (See Note 5). The shares were valued at fair value of $1,700.

During April through September, 2018, we issued a total of 26,625,000 restricted shares to 14 Note holders due to the default on repayment of the promissory notes.  The shares were valued at fair value of $23,815 (See Note 5).

Common Stock Issued for Services

During June 2018, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 100,000,000 shares of the Company’s restricted common stocks were issued. The share was valued at $0.0012 per share. The Company recorded an equity compensation charge of $40,000 during the nine months ended September 30, 2018. The remaining unrecognized compensation cost of $80,000 related to non-vested equity-based compensation will be recognized by the Company over the remaining vesting period.

Beneficial Conversion Features

During January through September 2018, the Company has recorded beneficial conversion features in the amount of $246,913 as additional paid-in capital due to the difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes (See Note 5).

7.     STOCK WARRANTS

Common Stock Warrants

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the nine months ended September 30, 2018:

	Number Of shares	Weighted average exercise price
Balance December 31, 2017	13,540,000	$0.023
Exercised	(-)	-
Issued	-	$-
Forfeited	(940,000)	0.015
Balance September 30, 2018	12,600,000	$0.026

The following table summarizes information about fixed-price warrants outstanding as of September 30, 2018:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2018	$0.005-1.00	12,600,000	1.01 years	$0.026

At September 30, 2018, the aggregate intrinsic value of all warrants outstanding and expected to vest was $0. The intrinsic value of warrant share is the difference between the fair value of our restricted common stock and the exercise price of such warrant share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money warrants had they exercised their warrants on the last trading day of the period and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0004, closing stock price of our restricted common stock on September 28, 2018. There were no in-the-money warrants at September 30, 2018.

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

Future minimum payments under these lease agreements are as follows:

Total
2018 (nine months)	$31,623
2019	91,913
2020	87,991
2021	91,379
2022	54,490
$357,396

Rent expense for the three-months ended September 30, 2018 and 2017 $25,166 and $31,867, respectively. Rent expense for the nine-months ended September 30, 2018 and 2017 approximated $92,968 and $92,552, respectively.

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. The shares and note payable have not been issued as of September 30, 2018. We have accrued the $142,500 in accrued expense and equity compensation.

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of September 30, 2018, all payments were made and the settlement is concluded. We have recorded $200,000 in loss on settlement of debt, net for the over accrual of default upon payments in full in April 2018.

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

On October 26, 2017, the Court dismissed the claims for unpaid wages/breach of written debt confirms but allowed the claim for alleged breach of the settlement agreement to go forward.  Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, we have accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of September 30, 2018.

Get Credit Healthy, Inc. v. Nutra Pharma Corp. and Rik Deitsch, Case No. CACE 18-017055

On August 1, 2018, Get Credit Healthy, Inc. filed a lawsuit against Nutra Pharma Corp. and Rik Deitsch (collectively the “Defendants”) in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-017055) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On September 10, 2018, the Defendants filed their Answer and Affirmative Defenses to the Complaint. The Defendants believe that the lawsuit is without merit and that they have a number of valid defenses to this claim. Among other things, the majority owner of Get Credit Healthy, Inc. violated the terms of a Binding Memorandum of Understanding by failing to invest in Nutra Pharma Corp. and fraudulently inducing Defendants to enter into the subject amended promissory note. Defendants plan on filed a third-party complaint against the majority owner of Get Credit Healthy, Inc. for his misrepresentations and to vigorously contest this matter. Counsel for Get Credit Healthy, Inc. has requested an early mediation conference in an attempt to resolve our dispute. We agreed to this request (in large part because we will be required to mediate the lawsuit prior to trial under the applicable local rules), but as of yet, no mediation date has been set. At September 30, 2018, we owed principal balance of $101,818 and accrued interest of $17,944 (See Note 5).

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against Nutra Pharma Corp. (“Defendant”) in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000.00 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Defendants filed their Answer and Affirmative Defenses to the Complaint. Notably, CSA 8411, LLC is owned by the same individual that is the majority owner of Get Credit Healthy, Inc. Defendant believes that this lawsuit, just like the lawsuit filed by Get Credit Healthy, Inc., is without merit. Moreover, Defendant believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in Nutra Pharma Corp. and fraudulently inducing Defendant to enter into the subject amended promissory note. Defendant intends to file a third-party complaint against the owner of CSA 8411, LLC for his misrepresentations and to vigorously contest this matter. As of yet, counsel for CSA 8411, LLC has not reached out to us to set mediation. However, given the fact that the claims at issue involve the same underlying facts as the claims at issue in the lawsuit filed by Get Credit Healthy, Inc., we anticipate that both matters will be set for mediation at the same time. At September 30, 2018, we owed principal balance of $91,156 and accrued interest of $16,253 (See Note 5).

Securities and Exchange Commission v. Nutra Pharma Corporation, Erik Deitsch, and Sean Peter McManus

On September 28, 2018, the United States Securities and Exchange Commission (the “SEC”) filed a lawsuit in the United States District Court for the Eastern District of New York (Case No. 2:18-cv-05459) against Nutra Pharma, Mr. Deitsch, and Mr. McManus. The lawsuit alleges that, from July 2013 through June 2018, Nutra Pharma and the other defendants defrauded investors by making materially false and misleading statements about Nutra Pharma and violated anti-fraud and other securities laws.

The violations alleged against Nutra Pharma by the SEC include: (a) raising over $920,000 in at least two private placement offerings for which Nutra Pharma failed to file required registration statements with the SEC; (b) issuing a series of materially false or misleading press releases; (c) making false statements in at least one Form 10-Q; and (d) failing to make required public filings with the SEC to disclose Nutra Pharma’s issuance of millions of shares of stock. The lawsuit makes additional allegations against Mr. McManus and Mr. Deitsch, including that Mr. McManus acted as a broker without SEC registration and defrauded at least one investor by making false statements about Nutra Pharma, that Mr. Deitsch engaged in manipulative trades of Nutra Pharma’s stock by offering to pay more for shares he was purchasing than the amount the seller was willing to take, and that Mr. Deitsch failed to make required public filings with the SEC. The lawsuit seeks both injunctive and monetary relief.

Nutra Pharma disputes the allegations and intends to vigorously defend the lawsuit. Nutra Pharma is informed by Mr. Deitsch and Mr. McManus that they also intend to do the same. Nutra Pharma does not believe that it engaged in any fraudulent activity or made any material misrepresentations concerning Nutra Pharma and/or its products.

9.     SUBSEQUENT EVENTS

Convertible Notes Payable and Common Stock issued with Debt

During October 2018, we issued convertible notes to an unrelated third parties for $40,000 with original issuance discount of $8,000. The note is due in six months from the execution and funding of the note. In connection with the issuance of the note, we issued a total 6,000,000 shares of our restricted common stock. The Noteholder has the right to convert the note into shares of Common Stock at $0.0005 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the second quarter of 2018 has focused upon marketing our homeopathic drugs for the treatment of pain:

•

Nyloxin® (Stage 2 Pain)

•

Nyloxin® Extra Strength (Stage 3 Pain)

•

Pet Pain–Away™

We will continue this focus during the remainder of 2018.

During our third quarter of 2018 and thereafter, the following has occurred:

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

On September 25, 2018 we announced that our work with EuroAmerican IP, LLC had resulted in a listing of the Nyloxin® product line on the website, www.GoVets.com. GoVETS, is the online marketplace under the National Veteran Small Business Coalition (NVSBC) to buy from VA-verified Service-Disabled Veteran-Owned Small Businesses (SDVOSBs). EuroAmerican has teamed with BioArmor, LLC as the SDVOSB Company who established a Vendor Marketplace Agreement with the GoVets Program.  Thus providing the capability to market and sell the Nyloxin product Line in the GoVets Program.

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

International Sales

We are pursuing international drug registrations in Canada, Mexico, India, Australia, New Zealand, Central and South America and Europe. Since European rules for homeopathic drugs are different than the rules in the US, we cannot estimate when this process will be completed. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin® in India.  We are currently working with potential Distributors in India. In February, 2015 we completed the first test shipments to India. We plan to begin active sales and marketing in India in 2019.

On May 14, 2015 we announced that we had engaged the Nature's Clinic to begin the process of regulatory approval of our Company's Over–the–Counter pain drug, Nyloxin® for marketing and distribution in Canada. The Nature’s Clinic has already begun setting up their Chatham, Ontario warehouse and expect to complete the approval process to begin distributing Nyloxin® by early 2019.

On February 1, 2018 we announced a Distribution Agreement with the Australian company, Pharmachal PTY LTD to market and distribute Nyloxin® in Australia and New Zealand. Pharmachal has begun the registration process with the TGA (Therapeutic Goods Administration). At this time, we do not know if our products will qualify for TGA registration and cannot provide a timeline for the eventual distribution in Australia.

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

Luxury Feet

In June of 2017 we announced the creation of Luxury Feet; an over–the–counter pain reliever and anti–inflammatory product that is designed for women who experience pain or discomfort due to high heels and stilettos. We are currently seeking distributors for Luxury Feet and expect the sales rollout in early 2019.

Equine Nyloxin®

In October of 2013, we announced that we were in the process of launching the newest addition to our line of homeopathic treatments for chronic pain, Equine Nyloxin®, a topical therapy for horses that is packaged as a two piece kit: Nyloxin® Topical Gel comprises Step 1 and a solution of DMSO (dimethylsulfoxide) comprises Step 2. We have been working with trainers and veterinarians in the equine industry and have already identified distributors for the product. The Equine Nyloxin® represents the Company's first topical solution for the animal market. The product is now undergoing market evaluation. Depending on market research results, we may delay the product launch and will review options for potential distribution in the future.

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

•

They are easy to administer.

We are currently working with consultants to develop trial protocols for a Phase I/II trial for the use of RPI–78M in the treatment of Pediatric Multiple Sclerosis. We expect to begin the trial in FY2019.

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

Revenue Recognition:  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC׆) 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an Accounting Standards Update (“ASU”), Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company has evaluated the impact of ASC 606 and determined that there is no change to the Company’s accounting policies, except for the recording of certain product sales to a distributor, in which a portion of the cash proceeds received is remitted back to the distributor. Under ASC 606, the Company determined that these sales should be recorded on a gross basis.

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

Results of Operations – Comparison of Three Months Periods Ended September 30, 2018 and September 30, 2017

Net sales for the three–month period ended September 30, 2018 are $43,966 compared to $38,049 for the three–month period ended September 30, 2017.  The increase in net sales is primarily attributable to the increase in Pet Pain–Away sales, offset by the decrease in Nyloxin® sales.

Cost of sales for the three–month period ended September 30, 2018 is $37,409 compared to $4,340 for the three–month period ended September 30, 2017.  Our cost of sales includes the direct costs associated with Pet Pain-Away manufacturing. Our gross profit margin for the three–month period ended September 30, 2018 is $6,557 or 14.9% compared to $33,709 or 88.6% for the three–month period ended September 30, 2017.

Selling, general and administrative expenses (“SG&A”) increased $553,576 or 180.2% from $307,232 for the quarter ended September 30, 2017 to $860,808 for the quarter ended September 30, 2018, generally due to the increase in bad debt expense of $498,470, the increase in stock based compensation of $25,015 or 501.8% from $4,985 for the three months period ending September 30, 2017 to $30,000 for the three months period ending September 30, 2018, and the increase of $30,086 in legal fees, consulting, travel and professional fees.

Interest expense increased $171,826 or 180.8%, from $95,063 for the quarter ended September 30, 2017 to $266,889 for the comparable 2018 period.  This increase was primarily due to increase in amortization of loan discounts in the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended September 30, 2018 and 2017, the liability related to these hybrid instruments fluctuated, resulting in a gain of $192,800 and a loss of $612,863, respectively.

Loss on settlement of debt and accounts payable increased $40,100 or 100%, from the loss of $0 for the three months ended September 30, 2017 to the loss of $40,100 for the comparable 2018 period.  This increase was primarily due to loss on settlement of debt through issuance of shares of common stock for the three months ended September 30, 2018 compared to the comparable 2017 period.

As a result of the foregoing, our net loss increased by $13,534 or 1.4%, from $981,449 for the quarter ended September 30, 2017 to $967,915 for the comparable 2018 period.

Comparison of Nine Months Ended September 30, 2018 and September 30, 2017

Net sales for the nine months ended September 30, 2018 are $104,323 compared to $88,207 for the nine months ended September 30, 2017.  The increase in net sales is primarily attributable to the increase in Nyloxin® sales and Pet Pain-Away sales.

Cost of sales for the nine months ended September 30, 2018 is $58,338 compared to $23,122 for the nine months ended September 30, 2017.  Our cost of sales includes the direct costs associated with Pet Pain-Away manufacturing. Our gross profit margin for the nine months ended September 30, 2018 is $45,985 or 44.1% compared to $65,085 or 73.8% for the nine months ended September 30, 2017.

Selling, general and administrative expenses (“SG&A”) increased $401,455 or 34.3% from $1,172,086 for the nine months ended September 30, 2017 to $1,573,541 for the nine months ended September 30, 2018, generally due to the increase in bad debt expense of $498,470, offset by the decrease in stock based compensation of $27,020 or 40.3% from $67,020 for the nine months period ending September 30, 2017 to $40,000 for the nine months period ending September 30, 2018, and overall decrease of $69,995 in consulting, travel and professional fees.

Interest expense increased $441,457 or 166.0%, from $265,915 for the nine months ended September 30, 2017 to $707,372 for the comparable 2018 period.  This increase was primarily due to an increase in amortization of loan discounts in the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017.

We carry certain of our debentures and common stock warrants at fair value. For the nine months ended September 30, 2018 and 2017, the liability related to these hybrid instruments fluctuated, resulting in a loss of $4,151,435 and $1,649,719, respectively.

Loss on settlement of debt and accounts payable increased $6,234 or 43.9%, from the loss of $14,189 for the nine months ended September 30, 2017 to the loss of $20,423 for the comparable 2018 period.  This increase was due to loss on settlement of debt through issuance of shares of common stock, offset by a gain on an over accrual of accrued expense for the nine months ended September 30, 2018 compared to the comparable 2017 period.

Our net loss increased by $3,369,437 or 111.0%, from $3,036,824 for the nine months ended September 30, 2017 to $6,406,261 for the comparable 2018 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended September 30, 2018, we have an accumulated deficit of $63,794,408, a working capital deficit of $5,324,461 and a stockholders’ deficit of $5,361,923 at September 30, 2018.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of September 30, 2018, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

During the nine months ended September 30, 2018, we raised $941,800 through the issuance of convertible notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2018, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2018, as defined in Rule 13a–15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10–K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of September 30, 2018. In light of this, we performed additional post–closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or 15d–15 under the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of September 30, 2018, all payments were made and the settlement is concluded. We have recorded $200,000 in other income for the over accrual of default upon payments in full in April 2018.

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

On October 26, 2017, the Court dismissed the claims for unpaid wages/breach of written debt confirms but allowed the claim for alleged breach of the settlement agreement to go forward.  Since the Petitioners can only reinforce the settlement amount due to passing of statute of limitation, we have accrued the settlement for $315,000 and recorded the gain on settlement of $770,968 in other income for the year ended December 31, 2015. The accrued balance for the settlement has not changed as of September 30, 2018. At September 30, 2018, we owed principal balance of $101,818 and accrued interest of $17,944 (See Note 5).

Get Credit Healthy, Inc. v. Nutra Pharma Corp. and Rik Deitsch, Case No. CACE 18-017055

On August 1, 2018, Get Credit Healthy, Inc. filed a lawsuit against Nutra Pharma Corp. and Rik Deitsch (collectively the “Defendants”) in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-017055) to recover $100,000.00 allegedly owed under an amended promissory note dated April 12, 2017. On September 10, 2018, the Defendants filed their Answer and Affirmative Defenses to the Complaint. The Defendants believe that the lawsuit is without merit and that they have a number of valid defenses to this claim. Among other things, the majority owner of Get Credit Healthy, Inc. violated the terms of a Binding Memorandum of Understanding by failing to invest in Nutra Pharma Corp. and fraudulently inducing Defendants to enter into the subject amended promissory note. Defendants plan on filed a third-party complaint against the majority owner of Get Credit Healthy, Inc. for his misrepresentations and to vigorously contest this matter. Counsel for Get Credit Healthy, Inc. has requested an early mediation conference in an attempt to resolve our dispute. We agreed to this request (in large part because we will be required to mediate the lawsuit prior to trial under the applicable local rules), but as of yet, no mediation date has been set. At September 30, 2018, we owed principal balance of $101,818 and accrued interest of $17,944 (See Note 5).

Securities and Exchange Commission v. Nutra Pharma Corporation, Erik Deitsch, and Sean Peter McManus

On September 28, 2018, the United States Securities and Exchange Commission (the “SEC”) filed a lawsuit in the United States District Court for the Eastern District of New York (Case No. 2:18-cv-05459) against Nutra Pharma, Mr. Deitsch, and Mr. McManus. The lawsuit alleges that, from July 2013 through June 2018, Nutra Pharma and the other defendants defrauded investors by making materially false and misleading statements about Nutra Pharma and violated anti-fraud and other securities laws.

The violations alleged against Nutra Pharma by the SEC include: (a) raising over $920,000.00 in at least two private placement offerings for which Nutra Pharma failed to file required registration statements with the SEC; (b) issuing a series of materially false or misleading press releases; (c) making false statements in at least one Form 10-Q; and (d) failing to make required public filings with the SEC to disclose Nutra Pharma’s issuance of millions of shares of stock. The lawsuit makes additional allegations against Mr. McManus and Mr. Deitsch, including that Mr. McManus acted as a broker without SEC registration and defrauded at least one investor by making false statements about Nutra Pharma, that Mr. Deitsch engaged in manipulative trades of Nutra Pharma’s stock by offering to pay more for shares he was purchasing than the amount the seller was willing to take, and that Mr. Deitsch failed to make required public filings with the SEC. The lawsuit seeks both injunctive and monetary relief.

Nutra Pharma disputes the allegations and intends to vigorously defend the lawsuit. Nutra Pharma is informed by Mr. Deitsch and Mr. McManus that they also intend to do the same. Nutra Pharma does not believe that it engaged in any fraudulent activity or made any material misrepresentations concerning Nutra Pharma and/or its products.

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against Nutra Pharma Corp. (“Defendant”) in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000.00 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Defendants filed their Answer and Affirmative Defenses to the Complaint. Notably, CSA 8411, LLC is owned by the same individual that is the majority owner of Get Credit Healthy, Inc. Defendant believes that this lawsuit, just like the lawsuit filed by Get Credit Healthy, Inc., is without merit. Moreover, Defendant believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in Nutra Pharma Corp. and fraudulently inducing Defendant to enter into the subject amended promissory note. Defendant intends to file a third-party complaint against the owner of CSA 8411, LLC for his misrepresentations and to vigorously contest this matter. As of yet, counsel for CSA 8411, LLC has not reached out to us to set mediation. However, given the fact that the claims at issue involve the same underlying facts as the claims at issue in the lawsuit filed by Get Credit Healthy, Inc., we anticipate that both matters will be set for mediation at the same time. At September 30, 2018, we owed principal balance of $91,156 and accrued interest of $16,253.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued with Indebtedness

In August 2018, in connection with a notes payable, we issued a total of 5,000,000 shares of our common stock with a fair value of $3,800.

During October 2018, we issued convertible notes to an unrelated third parties for $40,000 with original issuance discount of $8,000. In connection with the issuance of the note, we issued a total 6,000,000 shares of our common stock.

Common Stock Issued for Conversion of Convertible Debt

During July through September 2018, the Note holder made conversions of a total of 206,988,570 shares of our common stock with a fair value of $182,553 in satisfaction of the remaining principal balance $86,000 and accrued interest in full from a Note originated in February 2018.

During August 2018, a Note holder received a total of 300,000,000 shares of our restricted stock in satisfaction of the principal balance of $72,000 with accrued interest in full for a Note originated in July 2016.

During September 2018, the Note holder made a conversions of 52,244,433 shares of our common stock with a fair value of $37,011 in satisfaction of principal balance of $15,000 and accrued interest in full from a Note originated in February 2018.

Common Stock Issued for Conversion of Promissory Note

During August 2018, a Note holder received a total of 145,000,000 shares of our restricted common stock with a fair value of $101,500 in satisfaction of the Note of $60,000 originated in December 2017 in full.  We recorded a loss on settlement of debt in other expense for $41,500.

Common Stock Issued for Account Payable

During August 2018, the Company issued a total of 2,800,000 shares of the Company’s restricted stock to settle the outstanding fees of $4,200 with a vendor. We recorded a gain on settlement of accounts payable in other expense for $1,400.

Common Stock Issued for Settlement of Default Penalty

During February, 2018, in connection with the settlement of a default penalty of debt, we issued 34,535,940 shares of our common stock with a fair value of $48,350 to the Note holder.

Common Stock Issued for Debt Modification

During July through September, 2018, we issued a total of 27,625,000 restricted shares to 13 Note holders due to the default on repayment of the promissory notes.  The shares were valued at fair value of $23,815.

Item 3. Defaults Upon Senior Securities

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. At September 30, 2018, we owed this director accrued interest of $137,645, which is included in accrued expenses in the condensed consolidated balance sheets

In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to one of our directors’ owned Companies. The notes carry interest at 12% annually and are due on the date that is nine-months from the execution and funding of the note. Upon default in February 2017, the Notes became convertible at $0.008 per share. During March 2017, we repaid principal balance of $6,365.  During April 2017, the Notes with accrued interest were restated. The restated principal balance of $201,818 bears interest at 12% annually and was due October 12, 2017. During June 2017, we repaid principal balance of $8,844. The loan is in default and negotiation for settlement. At September 30, 2018, we owed principal balance of $192,974 and accrued interest of $34,196.

In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The loan is in default and negotiation of settlement. At September 30, 2018, the accrued interest is $2,483.

In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The loan is in default and in negotiation of settlement. At September 30, 2018, the accrued interest is $34,734.

In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The loan is in default and negotiation of settlement. At September 30, 2018, the accrued interest is $27,933.

During January 2018, the Notes of $180,250 with accrued interest were restated. The restated principal balance of $220,506 bears monthly interest at a rate of 2.5% and was due July 12, 2018. The loan is in default and negotiation of settlement. At September 30, 2018, the accrued interest is $48,145.

On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The loan is in default and in negotiation of settlement. At September 30, 2018, the accrued interest is $15,354.

In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At September 30, 2018, the accrued interest is $24,233.

In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The loan is in default and in negotiation of settlement. At September 30, 2018, the accrued interest is $1,625.

In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The original issuance discount was fully amortized as of September 30, 2018. The loan is in default and in negotiation of settlement. At September 30, 2018, the principal balance of the loan is $50,000.

In September 2017, we issued a promissory note to an unrelated third party in the amount of $36,000 with original issue discount of $6,000. The note was due in one year from the execution and funding of the note. The original issue discount has been fully amortized at September 30, 2018. Repayments of $1,500 and $5,000 have been made in 2017 and nine months ended September 30, 2018, respectively. The loan is in default and in negotiation of settlement. At September 30, 2018, the principal balance of the loan is $29,500.

In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000. The note was due in six months from the execution and funding of the note. The debt discounts were fully amortized as of September 30, 2018. The loan is in default and in negotiation of settlement. At September 30, 2018, the principal balance of the loan net of discount is $60,000.

In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At September 30, 2018, the principal balance of the loan is $120,000.

In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At September 30, 2018, the principal balance of the loan is $18,000.

On March 19, 2014, we issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. The first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014.  The notes carry interest at 8% and were due on March 19, 2018.  The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. The loan is in default and in negotiation of settlement. During the three months ended September 30, 2018, repayment of $3,000 was made. At September 30, 2018, the principal balance of the loan is $27,000.

On March 28, 2016, we signed an expansion agreement with Brewer and Associates Consulting, LLC (“B+A”) to the original consulting agreement dated on October 15, 2015 for consulting services for twelve months for a monthly fee of $7,000. To relieve our cash obligation of $36,000 per original agreement, we issued three convertible notes for a total of $120,000 which includes the fees due under the original agreement and the new monthly fees due under the expansion agreement. The $100,000 of the Notes were paid in full as of December 31, 2017. The remaining balance of $20,000 Notes to B+A is in default and in negotiation of settlement.

During January through March 2018, the convertible notes payable for a total of $99,150 to the seven unrelated third parties were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0005 to $0.001 per share. At September 30, 2018, the principal balance of the loan of $99,150 are in default and in negotiation of settlement.

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

NUTRA PHARMA CORP.
Registrant

Dated: November 19, 2018	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer