Form 10-K
period 2018-12-31
NUTRA PHARMA CORP
filed 2021-02-05
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 000-32141

NUTRA PHARMA CORP.

(Exact name of registrant as specified in its charter)

California	91-2021600
(State or Other Jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

1537 NW 65th Ave, Plantation, FL	33313
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(954) 509-0911

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second quarter: $2,385,792.

As of February 5, 2021, there were 6,855,197,214 shares of common stock and 3,000,000 shares of Series A preferred stock issued and outstanding.

Nutra Pharma Corp and its wholly owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics Inc. are referred to herein as “we”, “our” or “us” (ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2018 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Our wholly owned subsidiary and drug discovery arm, ReceptoPharm, has carried out our homeopathic and drug discovery research and clinical development and has fully developed four homeopathic drugs for the relief of pain:

•	Nyloxin® and Nyloxin® Extra Strength
•	Pet Pain-Away: an over-the-counter pain reliever designed to relieve pain in cats and dogs
•	Luxury Feet: an over-the-counter pain reliever designed to relieve foot pain from high heels and stilettos

Our business plan will continue its efforts to produce, market and distribute our Nyloxin®, Pet Pain-Away and Luxury Feet branded products both domestically and internationally.

From October 2009 until December 31, 2018, our operations centered on the marketing of Cobroxin® (our discontinued product), Nyloxin® and Nyloxin® Extra Strength. In December of 2014, we launched Pet Pain-Away and began actively marketing the product. During fiscal year 2018, we earned revenues of $130,596, $89,166 of it was from sales of Nyloxin® and $41,430 of it was from sales of Pet Pain-Away. We have not yet marketed Luxury Feet.

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

According to the American Academy of Pain Medicine (AAPM), chronic pain affects approximately 1.5 billion people worldwide, on account of the high prevalence of cardiovascular disorders, cancer, and diabetes. Algomedix estimated the global sales for the treatment of chronic pain were $60 billion in 2015; and according to the market research report published by P&S Intelligence, the global chronic pain treatment market is expected to reach $105.9 billion by 2024. The market growth is primarily driven by the rising prevalence of chronic conditions, surging geriatric population, and increasing government support toward chronic pain management.

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

In December 2011, we began marketing Nyloxin® and Nyloxin® Extra Strength at www.nyloxin.com. Both Nyloxin® and Nyloxin®Extra Strength are packaged in a roll-on container, squeeze bottle and as an oral spray. Additionally, Nyloxin® topical gel is available in an 8 ounce pump bottle.

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

Nyloxin® Military Strength

In December 2012, we announced the availability of Nyloxin® Military Strength for sale to the United States Military and Veteran's Administration. Over the past few years, the U.S. Department of Defense has been reporting an increase in the use and abuse of prescription medications, particularly opiates. In 2009, close to 3.8 million prescriptions for pain relievers were written in the military. This staggering number was more than a 400% increase from the number of prescriptions written in the military in 2001. But prescription drugs are not the only issue. The most common and seemingly harmless way to treat pain is with non–steroidal, anti–inflammatory drugs (NSAIDS). But there are risks. Overuse can cause nausea, vomiting, diarrhea, heartburn, ulcers and internal bleeding. In severe cases chest pain, heart failure, kidney dysfunction and life–threatening allergic reactions can occur. It is reported that approximately 7,600 people in America die from NSAID use and some 78,000 are hospitalized. Ibuprofen, also an NSAID has been of particular concern in the military. The terms “Ranger Candy” and “Military Candy” refer to the service men and women who are said to use 800mg doses of Ibuprofen to control their pain. But when taking anti–inflammatory Ibuprofen in high doses for chronic pain, there is potential for critical health risks; abuse can lead to serious stomach problems, internal bleeding and even kidney failure. There are significantly greater health risks when abuse of this drug is combined with alcohol intake. Our goal is that with Nyloxin®, we can greatly reduce the instances of opiate abuse and overuse of NSAIDS in high risk groups like the US military. The Nyloxin® Military Strength represents the strongest version of Nyloxin® available and is approximately twice as strong as Nyloxin® Extra Strength. We are working with outside consultants to register Nyloxin® Military Strength and the other Nyloxin® products for sale to the US government and the various arms of the military as well as the Veteran's Administration. In February of 2018, Nyloxin was added to the Federal Supply Schedule but was subsequently removed the following week without an adequate explanation. We have continued to work with our consultants to understand why our products were improperly removed the Federal Supply Schedule and when we may be able to get re-listed on the Federal Supply Schedule for eventual sales to governmental agencies or to the US Military.

International Sales

We are pursuing international drug registrations in Canada, Mexico, India, Australia, New Zealand, Central and South America and Europe. Since European rules for homeopathic drugs are different than the rules in the US, we cannot estimate when this process will be completed. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin® in India. We are actively seeking new distribution partners in India.

On May 14, 2015 we announced that we had engaged the Nature's Clinic to begin the process of regulatory approval of our Company's Over–the–Counter pain drug, Nyloxin® for marketing and distribution in Canada. The Nature’s Clinic has already begun setting up their Chatham, Ontario warehouse. Due to lack of funding, we have waited to complete the approval process to begin distributing Nyloxin® and expect to re-engage in the process in 2021.

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

In February of 2020, we took back the marketing of Pet Pain-Away and are currently selling the product on Amazon.com and through www.petpainaway.com

Luxury Feet

In June of 2017 we announced the creation of Luxury Feet; an over–the–counter pain reliever and anti–inflammatory product that is designed for women who experience pain or discomfort due to high heels and stilettos. We are currently seeking distributors for Luxury Feet and expect the sales rollout in mid 2021.

Equine Pain-Away (Formerly Equine Nyloxin)

In October of 2013, we announced that we were in the process of launching the newest addition to our line of homeopathic treatments for chronic pain, Equine Nyloxin. We had been working with trainers and veterinarians in the equine industry and have already identified distributors for the product. The Equine Nyloxin® represents the Company's first topical solution for the animal market. Equine Nyloxin was rebranded as Equine Pain-Away and officially rolled into the market in October of 2019. Equine Pain-Away is being marketed through several retailers and online at www.EquinePainAway.com.

Regulation

The active pharmaceutical ingredient (API) in our over the counter products, Asian cobra venom, has an approved United States monograph under the Homeopathic Pharmacopoeia of the United States (HPUS), which allowed us to register them with the FDA as homeopathic drugs. A United States monograph is a prescribed formulation for the production of any drug or product that is recognized by law for a specific application and that may be introduced into commerce. The FDA requires this registration process to maintain full compliance of companies marketing and selling medicines classified as homeopathic. In August 2009, we successfully completed submission of final packaging and labeling to the FDA to begin selling our over-the-counter pain reliever, Cobroxin®. In December 2009, we completed our submission of final packaging and labeling to the FDA of Nyloxin® and Nyloxin® Extra Strength. In December 2016 we completed our submission of final packaging and labeling to the FDA of Pet Pain-Away.

On March 11, 2019 the United States Food and Drug Administration (FDA) sent us a warning letter regarding the claims and marketing materials of our Nyloxin line of products. On April 10, 2019 we responded to the warning letter; addressing their concerns and outlining the actions that we have taken and will take to comply with their requests for changes. The response goes on to commit to the FDA that the company will make the changes necessary to properly and legally continue to market and distribute our products.

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

In May of 2016, we signed a license agreement to begin the process of creating an infomercial (Direct Response) campaign for Pet Pain-Away™. In November of 2016, we announced the license agreement with DEG Productions for the marketing and distribution of Pet Pain-Away globally. DEG has the ability to earn the exclusive distribution rights for the product by reaching certain sales milestones. DEG has created their own website (www.getpetpainaway.com) and began airing commercials in December of 2016. In February of 2020, we took back the marketing of Pet Pain-Away and are currently selling the product on Amazon.com and through www.petpainaway.com

In late 2019 we created our own storefront on Amazon at www.Amazon.com/Nyloxin. In August of 2020, we added Pet Pain-Away to the Amazon site. In November of 2020 our Nyloxin line of products was added to the Walmart Marketplace and sold online at www.Walmart.com.

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

International Drug Registrations

We are continuing our efforts to complete the registration process internationally. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin® in India.  We are currently working with potential Distributors in India. In February, 2015 we completed the first test shipments to India through our importer, S.Zhaveri Pharmakem. We are actively seeking new distribution partners in India. In April of 2015 we announced the engagement of the Vancouver Commodity Group to identify potential distribution partners in China. Later that month, we announced the acceptance of Nyloxin® by the China International Exchange and Promotive Association for Medical and Healthcare (CPAM). With this approval, we have been working with several groups to find a large distributor for our products in the People's Republic of China. On May 14, 2015 we announced that we had engaged the Nature's Clinic to begin the process of regulatory approval of our Company's Over-the-Counter pain drug, Nyloxin® for marketing and distribution in Canada. The Nature’s Clinic has already begun setting up their Chatham, Ontario warehouse. Due to lack of funding, we have waited to complete the approval process to begin distributing Nyloxin® and expect to re-engage in the process in 2021. On February 1, 2018 we announced a Distribution Agreement with the Australian company, Pharmachal PTY LTD to market and distribute Nyloxin® in Australia and New Zealand. Pharmachal has begun the registration process with the TGA (Therapeutic Goods Administration).

While many countries adopt similar regulation to the United States for registering homeopathic drugs, the international application process is more complex and may be lengthier. We will continue to seek qualified, well-funded distributors for the international distribution of Cobroxin®, Nyloxin® and Pet Pain-Away. At this time, we have no way of knowing when we may begin the process of marketing and distributing our products internationally as we navigate the regulatory process and seek qualified distributors.

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

Human Immunodeficiency Virus (HIV) Infection

The analytic firm GBI Research reported in April 2014 that the HIV/AIDS therapeutics market reached $14.3 billion in 2012 in seven top markets: the United States, the United Kingdom, Germany, France, Italy, Spain and Japan. GBI Research predicts these markets will continue to grow to reach $16.3 billion by 2019. According to UNAIDS, an estimated 36.9 million people were living with HIV in 2017 with 52% of all HIV sufferers in sub-Saharan Africa. There were 1.8 million new infections in 2017 and 940,000 people died of AIDS-related illnesses. Since the beginning of the epidemic, more than 77.3 million people have contracted HIV and nearly 36 million have died of HIV-related causes. Growth in the HIV therapy market will continue to be driven by the rapidly growing HIV and AIDS population. In the absence of therapeutic intervention, the vast majority of individuals infected with HIV will ultimately develop AIDS, on average in about 10 years, which has a mortality rate approaching 100%. Experts say that the drugs currently available may extend life as much as 40 years, but all of these therapies have negative side effects and fail over time as the virus mutates. These facts make new therapies a necessity. The foregoing information was obtained from the World Health Organization website at www.who.int and the UNAIDS website at www.unaids.org.

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

Short-term Goal

Although we focused our drug development efforts from 2006 to 2008 on clinical trials for ReceptoPharm’s HIV drug, RPI-MN, our primary focus now is on RPI-78M for the treatment of MS and MG. With the recent Orphan designation for Pediatric MS, we expect to move into Phase I/II clinical studies by the end of 2021.

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

MS Phase II (Pediatric MS Phase I/II)

We are working with our Chief Scientific Officer, Dale Vanderputten, PhD; along with consultants to begin our Phase I/Phase II studies in pediatric Multiple Sclerosis. Pending adequate financing or revenues, ReceptoPharm will continue its research and development, with the ultimate goal of commencing these trials with RPI-78M under its Orphan Designation. ReceptoPharm has thus far incurred costs of $40,000. ReceptoPharm has an estimated budget of $2,000,000. Our goal is to initiate these trials in 2021.

Currently, ReceptoPharm’s total estimated costs for all of the above projects are approximately $3,000,000.

Since receiving Orphan designation for the treatment of Pediatric MS, our plans have changed. We are now working with potential sites of care to initiate a Phase I/II clinical trial in Pediatric MS. Our next step is to have a pre-IND meeting with the FDA to go over the proposed trial protocols. It is our goal to begin these trials in 2021.

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

In order to obtain FDA approval to market a new biological or pharmaceutical product, proof of product safety, purity, potency and efficacy, and reliable manufacturing capability must be submitted. This requires companies to conduct extensive laboratory, pre-clinical and clinical tests. This testing, as well as preparation and processing of necessary applications, is expensive, time-consuming and often takes several years to complete. There is no assurance that the FDA will act favorably in making such reviews. Our potential partners, or we, may encounter significant difficulties or costs in their efforts to obtain FDA approvals, which could delay or preclude from marketing any products that may be developed. The FDA may also require post-marketing testing and surveillance to monitor the effects of marketed products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if problems occur following initial marketing, such as, compliance with regulatory standards is not maintained. Delays imposed by governmental marketing approval processes may materially reduce the period during which a company will have the exclusive right to exploit patented products or technologies. Refusals or delays in the regulatory process in one country may make it more difficult and time consuming to obtain marketing approvals in other countries.

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

U.S. Patent No. 5,989,902, Method for determining the antimicrobial agent sensitivity of a nonparaffinophilic hydrophobic microorganism and an associated apparatus was granted in November 1999 with 3 claims. The patent describes a method for determining a sensitivity of a nonparaffinophilic hydrophobic microorganism to an antimicrobial agent. The method includes providing at least one receptacle containing an aqueous broth including a carbon source and introducing the nonparaffinophilic hydrophobic microorganism into the receptacle. The method further includes placing into the receptacle (i) a slide coated with a hydrophobic material and (ii) a predetermined quantity of the antimicrobial agent to be tested. By observing the nonparaffinophilic hydrophobic microorganism growth or lack thereof on the slide, it can be determined whether the predetermined quantity of the antimicrobial agent is effective in inhibiting growth of the nonparaffinophilic hydrophobic microorganism on the slide. An associated apparatus is also disclosed. This Patent expired on November 13, 2017.

U.S. Patent No. 5,981,210, Method for determining a presence or absence of a nonparaffinophilic hydrophobic microorganism in a body specimen by using a DNA extraction procedure and a novel DNA extraction procedure was granted in November 1999 with 17 claims. The method of the invention involves providing a first receptacle and a second receptacle. The first receptacle contains a sterile aqueous broth and the second receptacle contains an aqueous broth including a carbon source. The method then includes placing into the first receptacle a first support surface having a paraffin wax coating thereon and placing into the second receptacle a second support surface having a hydrophobic material coating thereon. A body specimen, such as sputum, is then introduced into each of the first and second receptacles. The presence of a nonparaffinophilic hydrophobic microorganism in the body specimen is determined by observing (i) a lack of microorganism growth on the paraffin coated material of the first support surface and (ii) a presence of microorganism growth on the hydrophobic material coating of the second support surface. The presence of the nonparaffinophilic hydrophobic microorganism can be further confirmed by performing a DNA extraction. An associated DNA extraction procedure is also provided. This Patent expired on November 13, 2017.

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

U.S. Patent No. 5,846,760, Method for determining a presence or absence of a nonparaffinophilic hydrophobic microorganism in a body specimen and an associated kit was granted in December 1998 with 15 claims. The method of the invention involves providing a first receptacle and a second receptacle. The first receptacle contains a sterile aqueous broth and the second receptacle contains an aqueous broth including a carbon source. The method then includes placing into the first receptacle a first support surface having a paraffin wax coating thereon and placing into the second receptacle a second support surface having a hydrophobic material coating thereon. A body specimen, such as sputum, is then introduced into each of the first and second receptacles. The presence of a nonparaffinophilic hydrophobic microorganism in the body specimen is determined by observing (i) a lack of microorganism growth on the paraffin coated material of the first support surface and (ii) a presence of microorganism growth on the hydrophobic material coating of the second support surface. An associated kit is also disclosed. This Patent expired on November 13, 2017.

U.S. Patent No. 5,776,722, Method of testing a body specimen taken from a patient for the presence or absence of a microorganism and a further associated method and associated apparatus was granted in July 1998 with 40 claims. The patent describes a method of testing a body specimen taken from a patient for the presence or absence of a microorganism. A transport/isolator assembly is provided which includes a receptacle and a baiting assembly including a baiting section having disposed thereon a coating material. A baiting liquid and the body specimen are then introduced into the receptacle. The method further comprises securing the baiting assembly to the receptacle so that at least a portion of the coated section is introduced into the baiting liquid. The transport/isolator assembly containing the baiting liquid and the body specimen are then transported to a laboratory for subsequent observation of the coated section for growth or lack thereof of the microorganism. A further method of processing the body specimen and an associated isolator/transport assembly kit as well as an associated isolator/transport assembly are also disclosed. This Patent expired on September 25, 2017.

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

We incurred net losses of $3,884,695 and $4,028,748 for the years ended December 31, 2018 and 2017. We anticipate that these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Nyloxin® and Pet Pain Away products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have a limited revenue producing history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual losses of $3,884,695 and $4,028,748 during the fiscal years of operations ending December 31, 2018 and 2017 respectively. As a result, at December 31, 2018 we had an accumulated deficit of $61,272,842. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Nyloxin® and Pet Pain-Away products; or a potential licensing of our therapies under development.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2018 we had a working capital deficit of $5,911,233. Our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have a negative cash flow from operations of approximately $1.00 million and $1.14 million for the years ended December 31, 2018 and 2017, respectively. We have insufficient financial resources to fund our operations.

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

To date, sales of Nyloxin® have been limited and inconsistent. During 2011, we sold $66,568 of Nyloxin®. During 2012, we sold $199,231 of Nyloxin®. During 2013, we sold $119,898 of Nyloxin®. During 2014, we sold $587,804 of Nyloxin®. During 2015, we sold $279,969 of Nyloxin®. During 2016, we sold $161,342 of Nyloxin®. During 2017, we sold $109,128 of Nyloxin®. During 2018, we sold $89,166 of Nyloxin®. We launched Pet Pain-Away in late December of 2014 and generated $6,701 in 2014. During 2015, we sold $11,333 of Pet Pain-Away. During 2016, we sold $7,014 of Pet Pain-Away. During 2017, we sold $11,851 of Pet Pain-Away. During 2018, we sold $41,430 of Pet Pain-Away. If we cannot achieve sufficient sales levels of our Nyloxin® and Pet Pain-Away products or we are unable to secure financing our operations will be negatively affected.

We have a limited history of generating revenues on which to evaluate our potential for future success and to determine if we will be able to execute our business plan; accordingly, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our total sales of Cobroxin® from November 2009 until December 31, 2017 are $1,995,673. Our total sales of Nyloxin® from January 1, 2011 to December 31, 2018 are $1,613,106. Our total sales of Pet Pain-Away from December 2014 to December 31, 2018 are $78,329. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company. These risks include:

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

As of December 31, 2018, we had 4,046,746,110 outstanding shares that were subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

Item 1B.   Unresolved Staff Comments

None

Item 2.   Properties

In February of 2016 we moved offices to 12538 West Atlantic Blvd, Coral Springs, Florida. We had a 3-year lease that expired on February 1, 2019 with an option to renew for an additional 3 years. Our offices were comprised of a reception area, conference room, 6 offices, a restroom, a kitchen and a file room. We paid monthly rent of approximately $3,200. We operated on a month-to-month lease from March 1, 2019 through June 1, 2020 when we vacated the Coral Springs office to move all of our operations to our Plantation facility.

Since May 13, 2004, ReceptoPharm has leased their office space at 1537 NW 65th Avenue, Plantation, Florida for three consecutive two-year terms. ReceptoPharm's 5,500 square foot facilities include a reception area, conference room and five offices, a warehouse and a laboratory. On May 10, 2010 ReceptoPharm renewed the lease with Shelter Developers of America (“Shelter”) for the last two-year term beginning on June 1, 2010 and ending May 31, 2012. On July 9, 2012 ReceptoPharm entered into a new lease agreement for a five year period beginning on August 1, 2012. In February of 2016 we signed a lease extension agreement in exchange for certain leasehold improvements that extended our lease through July 31, 2022. The lease calls for current monthly payments of approximately $6,400, which includes base rent, common area expenses, real estate taxes and insurance. As of June 1, 2020 we have moved all of our operations into the Plantation facility.

We incurred rent expense of $128,897 and $127,396 for the years ended December 31, 2018 and 2017.

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of December 31, 2018, all payments were made and the settlement is concluded. We have recorded $200,000 in other income for the over accrual of default upon payments in full in April 2018.

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

Nutra Pharma and Receptopharm believe that the lawsuit is without merit, especially in light of gross misconduct by these former employees that was discovered after execution of the aforementioned settlement agreement. On October 9, 2020, the Court entered an Order denying the plaintiffs’ motion for summary judgment with respect to Count I of the Complaint (for alleged breach of the aforementioned settlement agreement), and the parties continue to engage in discovery regarding their respective claims and defenses. The case is currently set for trial during the period from May 10, 2021 to May 28, 2021, but it is unclear at this time with the ongoing COVID-19 pandemic (and the resultant cessation of jury trials in Broward County) whether the trial will proceed at that time.

Get Credit Healthy, Inc. v. Nutra Pharma Corp. and Rik Deitsch, Case No. CACE 18-017055

On August 1, 2018, Get Credit Healthy, Inc. filed a lawsuit against Nutra Pharma Corp. and Rik Deitsch (collectively the “Defendants”) in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-017055) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On September 10, 2018, the Defendants filed their Answer and Affirmative Defenses to the Complaint. One of Defendants’ primary defenses to the Complaint was that the majority owner of Get Credit Healthy, Inc. violated the terms of a Binding Memorandum of Understanding by failing to invest in Nutra Pharma Corp. and fraudulently inducing Defendants to enter into the subject amended promissory note. Counsel for Get Credit Healthy, Inc. requested an early mediation conference in an attempt to resolve our dispute. We agreed to this request, and mediation took place on February 15, 2019.  At December 31, 2018, we owed principal balance of $101,818 and accrued interest of $21,023. At mediation, Get Credit Healthy, Inc. claimed that the individual that breached the binding memorandum of understanding with Nutra Pharma Corp. was never an owner of Get Credit Healthy, Inc., but rather, a close friend that encouraged Get Credit Healthy, Inc. to make the subject loan to Nutra Pharma Corp.  Ultimately, the parties were able to reach a Confidential Settlement Agreement to resolve the dispute, and an Agreed Order was entered dismissing the lawsuit. The lawsuit was settled on February 15, 2019 for $104,000 with scheduled payments through May 1, 2020. The repayments were made in full as of November 2020 (See Note 11).

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against Nutra Pharma Corp. (“Defendant”) in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000.00 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Defendant filed its Answer and Affirmative Defenses to the Complaint. Defendant believes that this lawsuit is without merit. Moreover, Defendant believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in Nutra Pharma Corp. and fraudulently inducing Defendant to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful.  At December 31, 2018, we owed principal balance of $91,156 and accrued interest of $19,010 (See Note 6) if the defenses and our new claims are deemed be of no merit.

Defendant also filed affirmative claims against the Plaintiff, its owner Dan Oran and several relate entities. The case has not been set for trial as of this date.

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

On May 29, 2019 (following each of the defendants filing motions to dismiss), the SEC filed a First Amended Complaint which generally alleged the same conduct as its original Complaint, but accounted for certain guidance provided by the United States Supreme Court in a case that had been recently decided. Each of the defendants then moved to dismiss the SEC’s First Amended Complaint. On March 31, 2020, the Court entered an Order granting in part and denying in part the various motions to dismiss. Following that Order, the SEC filed a Second Amended Complaint (the operative pleading) and the defendants have filed their answers which generally deny liability. At this time, discovery is closed and the SEC has indicated an intent to file a summary judgment motion regarding certain non-fraud claims asserted in its Second Amended Complaint. The defendants have opposed the SEC’s request to file such motion(s), and a hearing on that request is set for February 23, 2021. Nutra Pharma disputes the allegations in this lawsuit and continues to vigorously defend against the SEC’s claims. Mr. Deitsch and Mr. McManus have similarly defended the lawsuit since its filing and each contest liability. Nutra Pharma does not believe that it engaged in any fraudulent activity or made any material misrepresentations concerning Nutra Pharma and/or its products.

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

	2017 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.01	$0.004
Second Quarter	$0.008	$0.0007
Third Quarter	$0.0033	$0.0006
Fourth Quarter	$0.0011	$0.0004

	2018 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.0058	$0.0012
Second Quarter	$0.0023	$0.001
Third Quarter	$0.0015	$0.0001
Fourth Quarter	$0.0006	$0.00025

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

Holders

As of February 5, 2021, based upon records obtained from our transfer agent, there were 339 holders of record of our common stock. Our transfer agent records does not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

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

Equity Compensation Plans

Securities authorized per issuance under Equity Compensation Plans as of December 31, 2018 and 2017 are as follows:

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

2003 Plan

On December 3, 2003, our Board of Directors approved the Employee/Consultant Stock Compensation Plan (the “2003 Plan”). The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 62,500. As of December 31, 2018 and 2017, we had issued a total of 62,375 shares under the 2003 Plan.

2007 Plan

On June 6, 2007, our Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the “2007 Plan”). The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2007 Plan is 625,000. As of December 31, 2018 and 2017, we had issued a total of 618,750 shares under the 2007 Plan.

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

Common Stock Issued with Indebtedness

In January and February 2018, in connection with four notes payable, we issued a total of 4,250,000 shares of our restricted common stock with a fair value of $9,887.

In April 2018, in connection with a note payable, we issued a total of 5,000,000 shares of our restricted common stock with a fair value of $8,678.

In August 2018, in connection with a note payable, we issued a total of 5,000,000 shares of our restricted common stock with a fair value of $3,800.

In October through December, 2018, in connection with a note payable, we issued a total of 25,500,000 shares of our restricted common stock with a fair value of $9,781.

During May 2019, the Notes of $48,000 with original issuance discount of $8,000 amended in October 2018 were restated. In connection with this restated note, we issued 3,000,000 shares of our common stock. The common stock was valued at $900.

During May 2019, the Notes of $24,000 with original issuance discount of $4,000 amended in November 2018 were restated. In connection with this restated note, we issued 3,000,000 shares of our common stock. The common stock was valued at $900.

During September 2019, the Notes of $282,983 plus accrued interest amended in December 2018 were restated. The restated principal balance of $333,543 were due September 2020. In connection with this restated note, we issued 20,000,000 shares of our common stock. The common stock was valued at $5,090.

Common Stock Issued for Conversion of Convertible Debt

During February 2018, a Note holder made conversions of a total of 70,123,500 shares of our restricted common stock with a fair value of $294,885 in satisfaction of the principal balance of $30,854 of an $80,000 Note originated in March 2017.

During February 2018, a Note holder received 109,876,500 shares of our restricted common stock with a fair value of $462,625 upon conversion of $29,646 of an $84,971 Note originated in June 2017.

During February 2018, a Note holder received 45,000,000 of our restricted common stock with a fair value of $247,500 upon conversion of the remaining balance of $78,943 of $90,000 Notes originated in May and October 2017.

During April and May 2018, a Note holder made conversions of a total of 65,885,713 shares of our restricted common stock with a fair value of $145,161 in satisfaction of the remaining principal balance of $49,146 assigned and purchased from a Note originated in March 2017.

During May and June 2018, a Note holder made conversions of a total of 120,891,284 shares of our restricted common stock with a fair value of $200,475 in satisfaction of the balance of $70,000 of a $156,000 Note assigned and purchased from a Note originated in July 2017.

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

During July through September 2018, a Note holder made conversions of a total of 206,988,570 shares of our restricted common stock with a fair value of $176,655 in satisfaction of the remaining principal balance $86,000 and accrued interest in full from a Note originated in February 2018.

During September 2018, a Note holder made a conversions of 52,244,433 shares of our restricted common stock with a fair value of $37,011 in satisfaction of principal balance of $15,000 and accrued interest in full from a Note originated in February 2018.

During August 2018, a Note holder received a total of 300,000,000 shares of our restricted common stock with a fair value of $300,000 in satisfaction of the principal balance of $72,000 with accrued interest in full for a Note originated in July 2016.

During May 2019 through February 2020, the Note holder received a total of 1,250,000,000 shares of our restricted common stock in satisfaction of $275,000 of a Note originated in February 2019.

During September 2020, a Note holder received a total of 107,133,333 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,140 from a Note originated in March 2018. During October 2020, the Note holder received a total of 107,817,770 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,345 from a Note originated in March 2018.

Common Stock Issued for Conversion of Promissory Note

During May 2018, a Note holder received a total of 187,500,000 shares of our restricted common stock with a fair value of 243,750 in satisfaction of the remaining balance of $42,500 from a Note originated in September 2017. We recorded a loss on settlement of debt in other expense for $201,250.

During August 2018, a Note holder received a total of 145,000,000 shares of our restricted common stock with a fair value of $101,500 in satisfaction of the Note of $60,000 originated in December 2017 in full. We recorded a loss on settlement of debt in other expense for $41,500.

During August 2019, in connection with the settlement, we issued 1,500,000 shares of common stocks with a fair value of $450 for the Note of $12,000 with original issuance discount of $2,000 originated in December 2019.

During December 2019, two Notes for a total of $9,900 with original issuance discount of $900 originated in February 2018 were settled with 40,000,000 shares of common stocks. The shares were valued at fair value of $24,000.

During December 2019, three Notes for a total of $49,684 with original issuance discount of $2,700 originated in May 2017, January and September 2018, respectively, were settled with 260,000,000 shares of common stocks. The shares were valued at fair value of $130,000.

During December 2019, two Notes for a total of $46,500 originated in October and November 2018 and the accounts payable of $39,000 for consulting fees were settled with 500,0000,000 shares of common stocks. The shares were valued at fair value of $300,000.

During March 2020, $50,000 of the Note of $120,000 with original issuance discount of 20,000 originated in November 2017 was settled for 125,000,000 shares. An additional 36,000,000 shares were issued to satisfy the default provision of the original note, and

10,000,000 shares were issued along with the restatement. The total fair value of issued stock was $119,700

Common Stock Issued for Account Payable

During August 2018, the Company issued a total of 2,800,000 shares of the company’s restricted common stock to settle the outstanding fees of $4,200 with a fair value of $2,800. We recorded a gain on settlement of accounts payable in other expense for $1,400.

Common Stock Issued for Settlement of Default Penalty

During February and July, 2018, in connection with the settlement of a default penalty of debt, we issued a total of 105,157,409 shares of our restricted common stock with a fair value of $147,220 to the Note holder.

During January 2019, in connection with the settlement of a default penalty of the debt, we issued a total of 81,000,000 shares of our restricted common stock to the original Note holder with a fair value of $32,400.

Common Stock Issued for Default Payments

During April 2018, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayment of the promissory note of $50,000 originated in October 2017. The shares were valued at fair value of $1,700.

During April through December, 2018, we issued a total of 33,625,000 restricted shares to 14 Note holders due to the default on repayment of the promissory notes. The shares were valued at fair value of $25,615.

During May 2019, we issued a total of 3,000,000 restricted shares to two Note holders due to the default on repayments of the convertible note of $48,000 originated in October 2018 and $24,000 originated in November 2018. The shares were valued at fair value of $900.

During August 2019, we issued a total of 2,000,000 additional restricted shares to two Note holders due to the default on repayments. The shares were valued at fair value of $700.

During June 2019, we issued a total of 500,000 restricted shares to a Note holder due to the default on repayments of the convertible note of $12,000 originated in December 2018. The shares were valued at fair value of $150.

During July 2019, we issued a total of 5,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $282,983 plus accrued interest amended in December 2018. The shares were valued at fair value of $1,500.

During September 2019, we issued a total of 10,000,000 restricted shares to a Note holder due to the default on repayments of the original issuance discount of $10,000 for the convertible promissory notes of $60,000 amended in November 2018. The shares were valued at fair value of $4,000.

During January 2020, we issued a total of 75,000,000 restricted shares to a Note holder due to the default on repayments of the convertible promissory note of a total of $148,225 amended in August and November 2018. The shares were valued at fair value of $45,000.

During July 2020, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $22,000 originated in December 2019. The shares were valued at fair value of $700.

During September 2020, we issued a total of 10,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $333,543 plus accrued interest amended in September 2019. The shares were valued at fair value of $6,000.

During October 2020, we issued a total of 1,500,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $84,000 amended in March 2020. The shares were valued at fair value of $900.

Common Stock Issued for Services

During June 2018, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 100,000,000 shares of the Company’s restricted common stocks were issued. The share was valued at $0.0012 per share. The Company recorded an equity compensation charge of $70,000 during the year ended December 31, 2018. The remaining unrecognized compensation cost of $50,000 for period from January through June 2019 will be recognized by the Company over the remaining vesting period.

During April 2019, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 120,000,000 shares of our restricted common stock were issued. The shares were valued at $24,000.

During June 2019, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 15,000,000 shares of our restricted common stock were issued. The shares were valued at $6,000.

Settlement of a Related-Party Note

During June 2020, the Note of $14,400 with original issuance discount of $2,400 to a related party amended in December 2018 was settled with cash payment of $14,400 and 5,000,000 shares of common stocks. The shares were valued at fair value of $3,000.

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

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to the ability to continue as going concern, legal proceedings, the recoverability of inventory, long-lived assets, the fair value of stock-based compensation, the fair value of debt, and the fair value of warrant liabilities are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, or various assumptions that are believed to be reasonable under the circumstances and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Revenue Recognition:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an Accounting Standards Update (“ASU”), Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company has evaluated the impact of ASC 606 and determined that there is no change to the Company's accounting policies, except for the recording of certain product sales to a distributor, in which a portion of the cash proceeds received is remitted back to the distributor. Under ASC 606, the Company determined that these sales should be recorded on a gross basis.

Our revenues are primarily derived from customer orders for the purchase of our products. We recognize revenues as performance obligations are fulfilled when control passes to our customers. We record revenues net of promotions and discounts. For certain product sales to a distributor, we record revenue including a portion of the cash proceeds that is remitted back to the distributor.

Accounts Receivable and Allowance for Doubtful Accounts: Our accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Inventory Obsolescence: Inventories are valued at the lower of average cost or market value. We periodically perform an evaluation of inventory for excess, impairments and obsolete items. At December 31, 2018, our inventory consisted entirely of raw materials and finished goods that are utilized in the manufacturing of finished goods. These raw materials generally have expiration dates in excess of 10 years.

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

Accomplishments during 2018 & Subsequent Accomplishments

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

On June 28, 2018 we announced that we had signed a definitive Letter of Intent for a $4 Million financing that will fund a subsidiary joint venture. JAH Neal Holdings LLC will act as the minority Joint Venture (JV) partner with a 49% stake in the subsidiary for their $4 million investment. Nutra Pharma will maintain a 51% stake in the venture and will contribute an exclusive license for all of our Over–the–Counter (OTC) products, which currently includes: Nyloxin®, Pet Pain–Away™ and Luxury Feet. The stakeholders will jointly manage the JV. In January of 2019, the LOI expired. We are continuing to work with the potential JV partners.

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

On April 10, 2019 we announced that we had responded to an FDA warning letter that was issued on March 11, 2019 regarding our website and social media sites for the sales and marketing of our Nyloxin® products. In response to the FDA’s letter, we explained the basis of each of our claims as they relate to the concerns identified in the Warning Letter and made any and all necessary changes to the marketing materials for the Nyloxin Products to properly and legally continue to market and distribute its products.

On May 30, 2019 we announced that the iRemedy Healthcare Companies added the entire Nyloxin product line to their marketplace at www.IRemedy.com.

On September 22, 2020, Dr. Dale VanderPutten, our Chief Scientific Officer was invited by the Defense Threat Reduction Agency (DTRA) to present our nerve agent countermeasure technology in a Tech Watch talk to an audience of military and civilian experts in chem/bio defense. The talk titled “A Nicotinic Acetylcholine Receptor (nAChR) Directed Organophosphate Countermeasure” was presented in a virtual internet meeting to a select expert audience invited by DTRA. The consensus of the comments and questions on the presentation supported the idea that despite past efforts, there remains an unmet need for nAChR directed defenses and that our demonstration of human safety in the clinic and pre-clinical proof of concept deserves aggressive follow up.

On November 4, 2020 we announced the elimination of toxic institutional debt as the last institutional note was purchased by a long-term individual investor.

On November 11, 2020 we announced that Nyloxin has been accepted to be listed on the Walmart Marketplace and is now available there for purchase on www.Walmart.com.

Results of Operations

Status of Operations

In November, 2014 we announced the recertification of our laboratory facility as the first step in re-engaging our drug development activities. In September, 2015 we received Orphan designation from the FDA for our lead drug candidate, RPI-78M for the treatment of Pediatric Multiple Sclerosis. This will allow us to shorten the timeline on clinical studies and may allow an eventual Fast Track through the approval process. We are currently working with our consultants to prepare a pre-IND meeting with the FDA in order to gain approval of a protocol for a Phase I/II clinical study in Pediatric MS. Our goal is to begin the study by the end of 2019.

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

We began generating revenues from the sale of Cobroxin® in the fourth quarter of 2009 and from the sale of Nyloxin® and Nyloxin® Extra Strength in January of 2011. We began sales of Pet Pain-Away in December 2014. While sales have decreased year over year, they have been limited and inconsistent. Our ability to meet our future operating expenses is highly dependent on the amount of such future revenues. If future revenues from the sale of Nyloxin® and Pet Pain-Away are insufficient to cover our operating expenses we may need to raise additional equity capital, which could result in substantial dilution to existing shareholders. There can be no assurance that we will be able to raise sufficient equity capital to fund our working capital requirements on terms acceptable to us, or at all. We may also seek additional loans from our officers and directors; however, there can be no assurance that we will be successful in securing such additional loans.

Comparison of Years Ended December 31, 2018 and 2017

Sales for the year ended December 31, 2018 were $130,596 compared to $120,979 for the comparable period in 2017. All of the sales in 2018 and 2017 were related to product sales. On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic revenue recognition methodology under ASC 605, Revenue Recognition. The impact to revenue for the year ended December 31, 2017 would be an increase of $56,162 as a result of applying ASC 606 to certain revenues generated through online distributors which are now presented gross as we have control over providing the products related to such revenues. The decrease in sales is primarily attributable to an overall decrease in sales of Nyloxin®.

Cost of sales for the year ended December 31, 2018 and 2017 was $68,777 and $26,903. Cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the year ended December 31, 2018 was $61,819 or 47.3% compared to $94,076 or 77.8% for the year ended December 31, 2017. The decrease in our profit margin is primarily due to increase in the credit card processing fees and manufacturing cost. In addition, we had an impairment of prepaid inventory of $47,757 and $0 for the years ended December 31 2018 and 2017, respectively, due to slow-moving inventory.

Selling, general and administrative expenses (“SG&A”) increased $416,908 or 28.3% from $1,476,016 for the year ended December 31, 2017 to $1,892,924 for the year ended December 31, 2018. The increase is generally due to the increase in bad debt expense - officer loans of $505,470, offset by the overall decrease of $88,562 in professional fees.

Interest expense, including related party interest expense, increased $231,455 or 64.53%, from $358,651 for the year ended December 31, 2017 to $590,106 for the year ended December 31, 2018.  This increase was primarily due to amortization of loan discount in the year ended December 31, 2018 compared to the year ended December 31, 2017.

We carry certain of our debentures and common stock warrants at fair value. For the year ended December 31, 2018 and 2017, the liability related to these hybrid instruments fluctuated, resulting in a loss of $2,146,950 and $2,273,968, respectively. Interest expense on these debentures is included in the fair value loss in the statements of operations.

Gain on settlement of debts and accounts payable increased $919,947 or 6,483.5%, from a loss of $14,189 for the year ended December 31, 2017 to a gain of $905,758 for the year ended December 31, 2018.  This increase was due to the increase in settlement of debts and accounts payable through issuance of stocks. Stock issued for loan modification increased $174,535 or 100% from $0 for the year ended December 31 2017 to $174,535 for the year ended December 31, 2018.

Our net loss decreased by $14,053 or 3.58%, from $4,028,748 for the year ended December 31, 2017 to $3,884,695 for the year ended December 31, 2018.

Liquidity and Capital Resources

During December 31, 2018 and 2017, respectively, we have negative cash from operations of approximately $1.00 million and $1.14 million. Our lack of cash, significant losses and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2018 and 2017, we have experienced significant losses totaling $3,884,695 and $4,028,748, respectively and had an accumulated deficit of $61,272,842 for the period from our inception to December 31, 2018. In addition, we had working capital and stockholders’ deficits at December 31, 2018 of $5,911,233 and $5,936,593, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

As of December 31, 2018, we had $0 in cash and owed approximately $2.36 million in vendor payables and accrued expenses. We currently do not have sufficient cash to sustain our operations for the next 12 months and will require additional financing or an increase in sales in order to execute our operating plan and continue as a going concern. Our plan is to continue to increase sales of our products and attempt to secure adequate funding to bridge the commercialization of our Nyloxin® and Pet Pain-Away products. We cannot predict whether additional financing will be in the form of equity, debt, or another form and we may be unable to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

Historically, we have relied upon loans from our Chief Executive Officer Rik J Deitsch, to fund costs associated with our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. At December 31, 2018, the balance due to our officer is $186,497. During the year ended December 31, 2018, we advanced $162,775 to and collected $105,900 from Mr. Deitsch and the Companies owned by him. As of December 31, 2018, we recorded a bad debt expense of $505,470 which represents a full valuation allowance for amounts owed by these Companies.

During the year ended December 31, 2018, we raised net cash proceeds of $1,101,800 through the issuance of convertible notes.

Impact of COVID-19 on our Operations

The ramifications of the outbreak of the novel strain of COVID-19, reported to have started in December 2019 and spread globally, are filled with uncertainty and changing quickly. Our operations have continued during the COVID-19 pandemic and we have not had significant disruption. Beginning in June 2020, the Company experienced a delay in retail rollout as a downstream implication of the slowing economy. We also closed our Coral Springs office in effort to save money. During May 2020, we received approval from SBA to fund our request for a PPP loan for $64,895. We intended to use the proceeds primarily for payroll costs. During April and June 2020, we obtained the loan in the amount of $154,900 from SBA under its Economic Injury Disaster Loan assistance program. We intended to use the proceeds primarily for working capital purpose.

The Company is operating in a rapidly changing environment so the extent to which COVID-19 impacts its business, operations and financial results from this point forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; and the development of widespread testing or a vaccine.

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

Item 8.   Financial Statements and Supplementary Data

The information required by this item begins on page F-1 and is attached hereto and incorporated herein by reference. The index to our annual financial statements as of and for the years ended December 31, 2018 and 2017 can be found under Item 15.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2018, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2018, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2018. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018, our management concluded that its material weaknesses in its internal controls over financial reporting include matters pertaining to: (a) lack of qualified accounting personnel; (b) inadequate segregation of duties, and (c) the need to enhance the supervision, monitoring and reviewing of financial statement preparation processes due to lack of qualified accounting personnel.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 and concluded that it is ineffective because of the material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; (ii) inadequate segregation of duties; (iii) limited checks and balances in processing cash and other transactions; and (iv) lack of independent directors and an independent audit committee.

To remedy these weaknesses, when financially able, we plan to supplement our accounting staff with additional experienced financial professionals, redefining and realigning responsibilities and by defining additional controls, reporting processes and procedures to address the accounting requirements and disclosures, and engage independent directors and a qualified independent audit committee.

In addition, until we locate and engage appropriate accounting personnel, we will engage third party consultants to assist in accounting for complex transactions and disclosures.

The material weaknesses discussed above will not be considered remediated until the necessary personnel have been engaged and the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter ended December 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

In conjunction with Item 9A above (Evaluation of Internal Controls over Financial Reporting) and following our management’s assessment and conclusion that our internal control over financial reporting as of December 31, 2018 is ineffective, because of the material weaknesses described above, we are seeking a new Chief Financial Officer pending funding.

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

Listed below are our executive officers and directors as of December 31, 2018

Name	Age	Position with the Company	Director Since
Rik J. Deitsch	51	Chairman, President and Chief Executive Officer	2002
Stewart Lonky, M.D.	72	Director (1)	2004
Harold H. Rumph	88	Director	April 2008
Garry R. Pottruck	62	Director (1)	July 2009
Dale Vanderputten	59	Chief Scientific Officer	August 2016

(1)	Dr. Lonky and Garry R. Pottruck are members of our Audit Committee and Compensation Committee.

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

Dr. Stewart Lonky has been our director since November 5, 2004. Dr. Lonky was a co-founder of the Trylon Corporation, a medical device firm located in Torrance, California, and served as its Chief Medical Officer from 1990-2005. Trylon Corporation developed diagnostic products for the early diagnosis of cervical and oral cancer, and in connection with that Dr. Lonky's responsibilities included product development, the direction of clinical research and interacting with regulatory agencies, including the U.S. Food and Drug Administration (FDA). In these roles he was instrumental in successfully bringing a number of products to the medical marketplace. He has continued to be engaged in both clinical and biochemical research, and has published research articles in the peer-reviewed literature in the areas of cervical cancer and cellular pathophysiology. Since 2005, Dr. Lonky has held an advisory position with another medical device company, Histologics, LLC. Dr. Lonky has been a practicing physician in the Los Angeles Area since 1982. He is Board Certified in Internal Medicine, Pulmonary Medicine, and Critical Care Medicine. Prior to entering practice, Dr. Lonky served as a full-time faculty member at the University of California, San Diego in the Department of Medicine, Pulmonary Division, where he was engaged in research in the biochemistry of lung injury. He was a National Institutes of Health (NIH) Postdoctoral Fellow from 1974-77. He has published over twenty articles and abstracts in the peer-reviewed literature during that time, and authored two book chapters.

Harold H. Rumph became our Director on April 10, 2008 when ReceptoPharm became our wholly owned subsidiary and has served on our Board until his death on August 20, 2020. Since November of 2011, Mr. Rumph acted in the capacity as Interim President of ReceptoPharm. From May 2003 to August 20, 2020, Harold H. Rumph has been the President/Director of ReceptoPharm, Inc., a biotechnology company located in Plantation, Florida. From September 1988 to April 2003, Mr. Rumph was the President/Founder of Project Scheduling Services, Inc., a computerized scheduling services company to the construction industry, located in Pompano Beach, Florida. From 1962 to 1988, Mr. Rumph held managerial, marketing , and other positions with IBM, RCA, Xerox , Harris Corporation and was a founder and President of Biogenix, Inc., a biotechnology company located in Boca Raton, Florida. From 1953 to 1962, Mr. Rumph served on active duty with various responsibilities including Tactical Fighter Pilot and at Headquarters United States Air Force Intelligence with the United States Air Force. In 1953, Mr. Rumph received a Bachelor of Science Degree in Military Science from the United States Naval Academy in Annapolis Maryland.

Garry Pottruck became our Director and Chairman of our Audit and Compensation Committees in July 2009. Since January 2011, Mr. Pottruck has been employed as a tax principal at the CPA firm of Blum and Blum.  From 1997 through 2011, he was partner in the certified public accounting firm, Friedberg and Pottruck, PA, and its successor firm, located in Deerfield Beach, FL. Mr. Pottruck held financial executive positions with several companies, both public and private, from 1984 through 1994. Prior to 1984, Mr. Pottruck worked for public accounting firms after graduating with a B.S. Degree in Accounting from the C.W. Post School of Professional Accountancy at Long Island University in 1979. He is currently licensed as a Certified Public Accountant in Florida.

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

Section 16(a) Compliance of Officers and Directors

As of February 5, 2021, based on our review of Forms 3, 4, 5, and Schedule 13D furnished to us during the last fiscal year, all of our officers and directors filed the required reports.

Corporate Governance

a.   Committees

(i)   Audit Committee

On November 5, 2004, our Board of Directors established an Audit Committee. An audit committee charter was approved by the Board on October 14, 2012. Mr. Pottruck became the Chairman/Member of the Audit Committee as of July 29, 2009. Dr. Lonky also serves on the Audit Committee. During our 2018 Fiscal Year, our Audit Committee met three times in connection with our Fiscal Year audit, at which time the audit committee reviewed the audited financial statements and related notes. In addition, the audit committee met prior to the filing of each of the 2018 quarterly reports to review such reports. The Audit Committee addresses any questions it has to our Board members and officers, and our principal independent accountants.

(ii)   Compensation Committee

On November 5, 2004, our Board of Directors established a Compensation Committee. We do not have a Compensation Committee Charter. Dr. Lonky serves on our Compensation Committee and Mr. Pottruck became our Compensation Committee’s Chairman as of July 29, 2009. During our 2018 fiscal year, our Compensation Committee met three times. Our Compensation Committee reviews all salaries, expenses, stock plans, and other compensation paid to our officers, directors, consultants, and others. Our Compensation Committee has not adopted any specific processes or procedures for considering executive and director compensation.

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

c.   Board of Director Meetings

We had five Board of Directors meetings during our 2018 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d.   Annual Shareholder Meetings

We held no annual shareholder meeting during 2018.

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

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2018 and 2017.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rik Deitsch	2018	130,000	—	—	—	—	—	—	130,000
Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board	2017	130,000	—	—	—	—	—	—	130,000
Dale Vanderputten	2018	144,000	—	—	—	—	—	—	144,000
Chief Scientific Officer	2017	144,000	—	—	—	—	—	—	144,000

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2018.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stewart Lonky	0	0	0	0	0	0	0
Garry Pottruck	0	0	0	0	0	0	0
Harold H. Rumph	0	0	0	0	0	0	0

(1)   Represents salary accrued or paid during 2018

Director Compensation

There are no standard arrangements to which directors are compensated for services provided to us. Should we obtain adequate funding or sufficient revenues to justify standard arrangements for director compensation, we will consider whether to adopt such a compensation plan.

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2018 to any executive officer or director.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of December 31, 2018, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 6,855,197,214 shares of common stocks and 3,000,000 shares of Series A Preferred Stock issued and outstanding as of February 5, 2021:

Security Ownership of Management and Beneficial Owners

Name and Address of Director or Executive Officer	Number of Common Shares Beneficially Owned (1)	Percent of Common Shares	Number of Series A Preferred Shares Beneficially Owned (2)	Percent of Preferred Shares	% of Total Votes Held (Common & Preferred) (3)

Rik J. Deitsch	43,298,859	0.63%	3,000,000	100.00%	30.88%
Chief Executive Officer/President
1537 NW 65th Ave
Plantation, FL 33313

Dr. Stewart Lonky	4,755,450	0.07%	0	0.00%	0.05%
Director
12936 Discovery Creek
Playa Vista, CA 90094

Harold Rumph	4,966,675	0.07%	0	0.00%	0.05%
Director
1537 NW 65th Ave
Plantation, FL 33313

Garry Pottruck	4,698,475	0.07%	0	0.00%	0.05%
Director
10768 NW 18 Court
Coral Springs, Florida 33071

Dale Vanderputten, PhD	2,500,000	0.04%	0	0.00%	0.03%
Chief Scientific Officer
7120 Hialeah Ln
Parkland, FL 33067

All executive officers and directors as a group (5) persons	60,219,459	0.88%	3,000,000	100.00%	31.05%

(1)    Based upon 6,855,197,214 shares of common stock issued and outstanding as of the Record Date.

(2)    Based upon 3,000,000 shares of Series A Preferred Stock issued and outstanding as of the Record Date.

(3)    Based upon 6,855,197,214 shares of common stock and 3,000,000 shares of Series A Preferred Stock. Each Series A Preferred Stock entitled to 1,000 votes per share or an aggregate of 3,000,000,000 votes.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Due to(from) our Chief Executive Officer

At December 31, 2018, the balance due to our President and CEO, Rik Deitsch, is $186,497, which is an unsecured demand loan that bears interest at 4%. During the year ended December 31, 2018, we advanced $162,775 to and collected $105,900 from Mr. Deitsch and the Companies owned by him. Additionally, accrued interest on the demand loan was $7,674 and is included in the due to officer account. As of December 31, 2018, we recorded a bad debt expense of $505,470 which represents a full valuation allowance for amounts owed by these Companies.

At December 31, 2017, the balance due from our officer and Companies owned by him is $269,772. Included within this balance is an unsecured demand loan due to our President and CEO, Rik Deitsch, in the amount of $134,549. The loan bears interest at 4%. During the year ended December 31, 2017, we borrowed $330,350 and repaid $266,900 to Mr. Deitsch and the Companies owned by him. In addition, Mr. Deitsch accepted a total of 3,000,000 shares of the Company's Series A preferred stock as a repayment to discharge $400,000 of his outstanding loan in October 2017.

Debt owed to a Director

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. At December 31, 2018 and 2017, we owed this director accrued interest of $141,808 and $126,036.

Debt owed to a related party

In December 2017, we issued a promissory note to a related party in the amount of $12,000 with original issuance discount of $2,000. The note was amended in December 2018 with original issuance discount of $2,400 and was due in twelve months from the execution and funding of the note. At December 31, 2018 and 2017, the principal balance of the loan is $12,000. The Note was settled in June 2020. During June 2020, the Note of $14,400 with original issuance discount of $2,400 to a related party amended in December 2018 was settled with cash payment of $14,400 and 5,000,000 shares of common stocks. The shares were valued at fair value of $3,000

Director Independence

Our common stock is quoted on the OTC-Markets; that trading medium does not have director independence requirements. Under Item 407(a) of Regulation S-K, we have adopted the definition of independence used by the NYSE American, which may be found in the guide at (s) 121(A) (2) (2007). This definition states that our Board of Directors must affirmatively determine whether any of our directors have a relationship that would interfere with the exercise of independent judgment in carrying out their responsibilities of a director. Based on this definitional standard, our Board of Directors has determined that none of our Directors are independent.

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to us for fiscal year ended December 31, 2018 by our previous auditor, Daszkal Bolton, LLP, were approximately $16,000 for professional services rendered for the reviews of our interim condensed consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements. The fees billed to us or to be billed by our current auditor, RotenbergMeril, for the audit of our 2018 annual consolidated financial statements and the review of our interim condensed consolidated financial statements was $40,000.

The aggregate fees billed to us for fiscal year ended December 31, 2017 by our previous auditor, Daszkal Bolton, LLP, were approximately $72,500 for professional services rendered for the audit of our annual consolidated financial statements and reviews of our interim condensed consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees represent review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years, and the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. No such fees were billed by RotenbergMeril, or Daszkal Bolton, LLP for 2018 or 2017, respectively.

Tax Fees

No such fees were billed by RotenbergMeril or Daszkal Bolton, LLP for 2018 or 2017, respectively.

All Other Fees

No such fees were billed by RotenbergMeril or Daszkal Bolton, LLP for 2018 or 2017, respectively.

As of December 31, 2018, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company has an audit committee which reviewed all fees to the principal accountant. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)   The following Financial Statements are filed as part of this report under Item 7.

(b)   The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description
3.1	Certificate of Incorporation dated February 1, 2000 (incorporated by reference to the Company’s Registration Statement on Form SB-2/A, Registration No. 33-44398, filed on April 6, 2001)
3.2	Certificate of Amendment to Articles of Incorporation dated July 5, 2000 (incorporated by reference to the Company’s Registration Statement on Form SB-2/A, Registration No. 33-44398, filed on April 6, 2001)
3.3	Certificate of Amendment to Articles of Incorporation dated October 31, 2001 (incorporated by reference to the Company’s Registration Statement on Form SB-2/A, Registration No. 33-44398, filed on April 6, 2001)
10.1	Agreement and Plan of Merger dated April 9, 2008 by and among Nutra Pharma Corp., a California corporation (“Nutra Pharma”), NP Acquisition Corporation, a Nevada corporation wholly owned by Nutra Pharma (“Acquisition”), ReceptoPharm, Inc., a Nevada corporation (“Receptopharm”) and the stockholders of Receptopharm (incorporated by reference from Form 8-K filed on April 14, 2008).
10.18	Patent Assignment Agreement dated January 24, 2006 between Nanologix, Inc. and Nutra Pharma Corp. (incorporated by reference from Form 10-K for period ending December 31, 2006)
10.19	International License Agreement between NanoLogix, Inc. and Nutra Pharma Corp. (incorporated by reference from Form 10-K for period ending December 31, 2006)
14.1	Code of Ethics (incorporated by reference from Report on Form 10-K/A filed on May 7, 2004).
20.3	License Agreement between Bio-Therapeutics, Inc. and Nutra Pharma Corp (incorporated by reference from Form 10-KSB for the period ending December 31, 2003)
20.4	Amendment to License Agreement between Bio-Therapeutics, Inc. and Nutra Pharma Corp (incorporated by reference from Form 10-KSB for the period ending December 31, 2003)
21.1	Subsidiaries of the Registrant, Nutra Pharma Corp. (incorporated by reference from Form 10-K for the period ending December 31, 2008)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form 8-K filed on April 14, 2008 under Item 1.01 regarding acquisition of ReceptoPharm, Inc. as Nutra Pharma Corp.'s wholly owned subsidiary and Exhibit 10.1 (April 10, 2008 Agreement and Plan of Merger) attached thereto (incorporated by reference to this Form 10-K for the period ending December 31, 2008).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRA PHARMA CORP.

/s/ Rik J. Deitsch
Rik J. Deitsch, Chairman, President, Chief
Executive Officer, Principal Financial
Officer, and Principal Accounting Officer

Dated: February 5, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch	Chairman of the Board, President,	February 5, 2021
Chief Executive Officer,
Principal Financial Officer,
Principal Accounting Officer

/s/ Garry R. Pottruck	Director	February 5, 2021

/s/ Stewart Lonky	Director	February 5, 2021

Nutra Pharma Corporation

Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nutra Pharma Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nutra Pharma Corp. and Subsidiaries (the "Company") as of December 31, 2018, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

We have served as the Company's auditor since 2018.

Saddle Brook, New Jersey

February 5, 2021

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

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor from 2017 through 2018.

Fort Lauderdale, Florida

April 17, 2018

NUTRA PHARMA CORP.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash	$-	$-
Accounts receivable	17,065	15,143
Inventory	35,302	20,142
Due from officer	-	269,772
Prepaid expenses and other current assets	63,000	52,500
Total current assets	115,367	357,557

Property and equipment, net	10,500	16,463
Security deposit	15,550	15,550
Total assets	$141,417	$389,570

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$475,409	$393,043
Accrued expenses	831,849	949,396
Accrued payroll due to officers	1,050,993	836,493
Deferred revenue	-	22,490
Accrued interest to related party	141,808	126,036
Due to officer	186,497	-
Derivative warrant liability	1,468	5,903
Other debt, net of discount	3,338,576	3,466,403
Total current liabilities	6,026,600	5,799,764
Promissory note, less current portion	51,410	-
Total liabilities	6,078,010	5,799,764

Commitments and Contingencies

Stockholders' deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized: 3,000,000 Series A Preferred shares issued and outstanding at December 31, 2018 and 2017	3,000	3,000
Common stock, $0.001 par value, 8,000,000,000 shares authorized: 4,046,746,110 and 2,032,233,701 shares issued and outstanding at December 31, 2018 and 2017	4,046,746	2,032,234
Additional paid-in capital	51,286,503	49,942,719
Accumulated deficit	(61,272,842)	(57,388,147)
Total stockholders' deficit	(5,936,593)	(5,410,194)
Total liabilities and stockholders' deficit	$141,417	$389,570

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Operations

	For the years Ended December 31,
	2018	2017
Net sales	$130,596	$120,979
Cost of sales	(68,777)	(26,903)
Change in reserve for supplier advances for purchases	(47,757)	-
Gross profit	14,062	94,076

Operating expenses:
Selling, general and administrative - including stock based compensation of $70,000 and $73,576 for the years ended December 31, 2018 and 2017, respectively	1,387,454	1,476,016
Bad debt expense - officer loans	505,470	-
Total operating expenses	1,892,924	1,476,016
Loss from operations	(1,878,862)	(1,381,940)

Other income (expenses)
Interest expense	(574,334)	(343,194)
Interest expense to related parties	(15,772)	(15,457)
Change in fair value of convertible notes and derivatives	(2,146,950)	(2,273,968)
Stock issued for loan modification	(174,535)	-
Gain (Loss) on settlement of debt and accounts payable, net	905,758	(14,189)
Total Other income (expenses)	(2,005,833)	(2,646,808)
Loss before income taxes	(3,884,695)	(4,028,748)
Provision for income taxes	-	-
Net loss	$(3,884,695)	$(4,028,748)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year - basic and diluted	3,187,272,679	1,048,283,386

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Changes in Stockholders' Deficit

For the years ended December 31, 2018 and 2017

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -January 1, 2017	—	$—	295,065,317	$295,065	$48,587,438	$(53,359,399)	$(4,476,896)

Preferred stock issued in exchange for related party debt	3,000,000	3,000			397,000		400,000
Issuance of common stock in exchange for services to consultants			2,500,000	2,500	17,450		19,950
Common stock issued for modification of debt			1,150,000	1,150	3,990		5,140
Common stock issued for conversion of debt			1,695,581,589	1,695,582	923,520		2,619,102
Common stock issued for settlement of AP and Debt			5,839,040	5,839	16,604		22,443
Debt discount			32,100,000	32,100	(3,285)		28,815
Shares cancelled			(2,245)	(2)	2		—
Net loss						(4,028,748)	(4,028,748)
Balance -December 31, 2017	3,000,000	$3,000	2,032,233,701	$2,032,234	$49,942,719	$(57,388,147)	$(5,410,194)

Issuance of common stock in exchange for services to consultants			100,000,000	100,000	20,000		120,000
Common stock issued for debt modification and penalty			139,782,409	139,782	34,753		174,535
Common stock issued for conversion of debt			1,399,680,000	1,399,680	1,034,772		2,434,452
Common stock issued for settlement of accounts payable and debt			335,300,000	335,300	12,750		348,050
Common stock issued with Debt-Debt discount			39,750,000	39,750	(7,604)		32,146
Beneficial conversion features					249,113		249,113
Net loss						(3,884,695)	(3,884,695)
Balance -December 31, 2018	3,000,000	$3,000	4,046,746,110	$4,046,746	$51,286,503	$(61,272,842)	$(5,936,593)

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,884,695)	$(4,028,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in reserve for supplier advances for purchases	47,757	-
Bad debt expense - officer loans	505,470	-
Accrued interest expense for amount due to officer	7,674	-
(Gain) loss on settlement of debt and accounts payable	(905,758)	14,189
Depreciation	5,963	6,286
Stock-based compensation	70,000	73,576
Stock-based loan modification cost	174,535	5,140
Change in fair value of convertible notes and derivatives	2,146,950	2,273,968
Amortization of loan discount	378,754	117,325
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivables	(1,922)	15,482
Decrease (Increase) in inventory	(15,160)	5,420
Increase in prepaid expenses and other current assets	(8,257)	(8,486)
Increase in accounts payable	86,567	111,961
Increase in accrued expenses	184,391	5,593
Increase in accrued payroll due to officers	214,500	232,000
Increase (Decrease) in deferred revenue	(22,490)	22,490
Increase in accrued interest to related party	15,772	15,457
Net cash used in operating activities	(999,949)	(1,138,347)

Cash flows from investing activities:
Acquisition of property and equipment	-	(9,113)
Net cash used in investing activities:	-	(9,113)

Cash flows from financing activities:
Loans from officer	105,900	330,350
Repayment of officers loans	(162,775)	(266,900)
Repayments of notes payable-related party	-	(15,209)
Proceeds from convertible notes	1,101,800	595,500
Repayment of convertible notes	(3,000)	(40,000)
Proceeds from other notes payable, net of debt discount of $28,723 in 2017	-	690,500
Repayments of other notes payable	(41,976)	(178,024)
Net cash provided by financing activities	999,949	1,116,217

Net decrease in cash	-	(31,243)
Cash - beginning of year	-	31,243
Cash - end of year	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	5,425	75,207
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:
Note and stock issued in settlement of notes and accounts payable	$348,050	$-
Shares issued to satisfy debt	$2,434,452	$2,619,101
Shares issued to satisfy debt-related party	$-	$400,000
Discounts on notes payable	$32,146	$28,815
Debt discount for beneficial conversion features	$249,113	$5,241

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustments have been made to the Consolidated Balance sheets for the year ended December 31, 2017, to reclassify accrued interest to related parties, accrued payroll due to officers, and accrued payroll taxes. An adjustments has been made to Consolidated Statement of operations for the year ended December 31, 2017, to reclassify interest expense to related parties. These changes in classification also affected cash flows from operating activities for the year ended December 31, 2017 in the Consolidated Statements of Cash Flows.

Liquidity and Going Concern

Our Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $61,272,842 at December 31, 2018. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $5,911,233 and a stockholders’ deficit of $5,936,593 at December 31, 2018.

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

We do not have sufficient cash to sustain our operations for a period of twelve months from the issuance date of this report and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

The accompanying Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Impact of COVID-19 on our Operations

The ramifications of the outbreak of the novel strain of COVID-19, reported to have started in December 2019 and spread globally, are filled with uncertainty and changing quickly. Our operations have continued during the COVID-19 pandemic and we have not had significant disruption. Beginning in June 2020, the Company experienced a delay in retail rollout as a downstream implication of the slowing economy. We also closed our Coral Springs office in effort to save money. During May 2020, we received approval from SBA to fund our request for a PPP loan for $64,895. We intended to use the proceeds primarily for payroll costs. During April and June 2020, we obtained the loan in the amount of $154,900 from SBA under its Economic Injury Disaster Loan assistance program. We intended to use the proceeds primarily for working capital purpose (See Note 13).

The Company is operating in a rapidly changing environment so the extent to which COVID-19 impacts its business, operations and financial results from this point forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; and the development of widespread testing or a vaccine.

Use of Estimates

The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Significant estimates include our ability to continue as going concern, the recoverability of inventories and long-lived assets, the recoverability of amounts due from officer, the valuation of stock-based compensation and certain debt and warrant liabilities, recognition of loss contingencies and deferred tax valuation allowances. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which would be recorded in the period in which they become known.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, originally effective for public business entities with annual reporting periods beginning after December 15, 2016. On August 12, 2015, the FASB issued an Accounting Standards Update (“ASU”), Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASC 606 for one year. ASC 606 provides accounting guidance related to revenue from contracts with customers. For public business entities, ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company has evaluated the impact of ASC 606 and determined that there is no change to the Company's accounting policies, except for the recording of certain product sales to a distributor, in which a portion of the cash proceeds received is remitted back to the distributor. Under ASC 606, the Company determined that these sales should be recorded on a gross basis.

Our revenues are primarily derived from customer orders for the purchase of our products. We recognize revenues as performance obligations are fulfilled upon delivery of products. We record revenues net of promotions and discounts. For certain product sales to a distributor, we record revenue including a portion of the cash proceeds that is remitted back to the distributor.

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

The cumulative impact of adopting ASC 606 resulted in no changes to retained earnings at January 1, 2018. The impact to revenue for the year ended December 31, 2018 was an increase of $4,403 as a result of applying ASC 606 to certain revenues generated through online distributors which are now presented gross as we have control over providing the products related to such revenues.

For the year ended December 31, 2018, the revenue recognized from contracts with customers was $130,596. The impact of adoption of ASC 606 on our consolidated statement of operations was as follows:

	With Implementation of ASC 606	Before Implementation of ASC 606	Effect of Implementation
Revenue	$130,596	$126,193	$4,403
Costs of sales	(68,777)	(64,374)	(4,403)
Net effect of ASC 606 implementation			$-

There was no balance sheet impact.

Accounting for Shipping and Handling Costs

We record shipping and handling costs incurred in cost of sales.

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit without collateral to our customers based on our evaluation of a particular customer’s credit worthiness. Accounts receivable are due 30 days after the issuance of the invoice. In addition, allowances for doubtful accounts are maintained for potential credit losses based on the age of the accounts receivable and the results of periodic credit evaluations of our customers’ financial condition. Accounts receivable are written off after collection efforts have been deemed to be unsuccessful. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts, while subsequent recoveries are netted against the provision for doubtful accounts expense. We generally do not charge interest on accounts receivable. We use third party payment processors and are required to maintain reserve balances, which are included in accounts receivables.

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. Management believes that the receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required at December 31, 2018 and 2017.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand. If necessary it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of goods sold. We performed an evaluation of our inventory and related accounts at December 31, 2018, and increased the reserve on supplier advances for future venom purchases included in the prepaid expenses and other current assets by $47,757. At December 31, 2018, the total valuation allowance for prepaid venom is $200,911.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the year ended December 31, 2018, there were two customers that accounted for 32% and 27% of the total revenues, respectively. For the year ended December 31, 2017, there were two customers that accounted for 38% and 15% of the total revenues, respectively. For the years ended December 31, 2018 and 2017, 84% and 85% of the accounts receivable balance are reserves due from two payment processors.

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

Convertible Debt

For convertible debt that does not contain an embedded derivative that requires bifurcation, the conversion feature is evaluated to determine if the rate of conversion is below market value and should be categorized as a beneficial conversion feature ("BCF"). A BCF related to debt is recorded by the Company as a debt discount and with the offset recorded to equity. The related convertible debt is recorded net of the discount for the BCF. The discount is amortized as additional interest expense over the term of the debt with the resulting debt discount being accreted over the term of the note.

The Fair Value Measurement Option

We have elected the fair value measurement option for convertible debt with embedded derivatives that require bifurcation, and record the entire hybrid financing instrument at fair value under the guidance of ASC Topic 815, Derivatives and Hedging ("ASC Topic 815"). The Company reports interest expense, including accrued interest, related to this convertible debt under the fair value option, within the change in fair value of convertible notes and derivatives in the accompanying consolidated statement of operations.

Property and Equipment and Long-Lived Assets

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 3 – 7 years.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 740, Income Taxes (“ASC Topic 740”). Under ASC Topic 740, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets also arise from net operating losses carried forward. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and tax reporting arise primarily from the use of different methods to record bad debts and /or sales returns, inventory reserves, and accrued expense.

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position. At December 31, 2018 and 2017, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of December 31, 2018 and 2017, the following items were not included in dilutive loss as the effect is anti-dilutive:

	December 31, 2018	December 31, 2017
Options and warrants	12,600,000	13,540,000
Convertible notes payable	4,448,128,953	2,467,512,550
Total	4,460,728,953	2,481,052,550

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is effective for the Company as of January 1, 2019. The Company reviewed the terms of its existing lease and has recorded a right of asset and related lease liability of approximately $281,175 upon adoption.

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU No 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is effective for the Company as of January 1, 2019. The Company noted that all share based payments were settled as of the date of the adoption, so there was no impact on the Company's financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

2.     FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at December 31, 2018 and December 31, 2017:

	Fair Value Measurements at December 31, 2018
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$1,468	$-	$-	$1,468
Convertible notes at fair value	$1,156,341	$-	$-	$1,156,341

	Fair Value Measurements at December 31, 2017
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$5,903	$-	$-	$5,903
Convertible notes at fair value	$1,925,959	$-	$-	$1,925,959

The following table shows the changes in fair value measurements for the warrant liability using significant unobservable inputs (Level 3) during the years ended December 31, 2018 and 2017:

Description	2018	2017
Beginning balance	$5,903	$48,504
Purchases, issuances, and settlements	-	24,017
Day one loss on value of hybrid instrument	-	-
Total (gain) loss included in earnings (1)	(4,435)	(66,618)
Ending balance	$1,468	$5,903

(1)   The gain related to the revaluation of our warrant liability is included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

We valued our warrants using a Dilution-Adjusted Black-Scholes Model. Assumptions used include (1) 2.59% to 2.81% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 256% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at December 31, 2018 and 2017:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
2018	$1,340,026	8%-12%	18%-20%	25.95-27.95	$0.0002-$0.20	40%-60%	3 to 25 Days
2017	$682,099	8%-12%	18%	23.95-27.95	$0.0002-$0.20	40%-60%	3 to 25 Days

Using the stated assumptions summarized in table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the year ended December 31, 2018 and 2017:

Description	2018	2017
Beginning balance	$1,925,959	$1,672,728
Purchases and issuances	472,029	580,143
Day one loss on value of hybrid instrument (1)	2,021,041	999,228
Loss from change in fair value (1)	130,344	1,314,325
Gain on settlement	(958,581)	-
Conversion to common stock	(2,434,451)	(2,594,100)
Repayment in cash	-	(46,365)
Ending balance	$1,156,341	$1,925,959

(1)   The losses related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

3.     INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At December 31, 2018 and 2017, inventories were as follows:

	December 31, 2018	December 31, 2017
Raw Materials	$33,431	$13,704
Finished Goods	1,871	6,438
Total Inventories	$35,302	$20,142

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Computer equipment	$25,120	$25,120
Furniture and fixtures	34,757	34,757
Lab equipment	53,711	53,711
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	216,033	216,033
Less: Accumulated depreciation	(205,533)	(199,570)
Property and equipment, net	$10,500	$16,463

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At December 31, 2018, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the years ended December 31, 2018 and 2017 was $5,963 and $6,286, respectively.

5.     DUE TO/FROM OFFICER

At December 31, 2018, the balance due to our President and CEO, Rik Deitsch, is $186,497, which is an unsecured demand loan that bears interest at 4%. During the year ended December 31, 2018, we advanced $162,775 to and collected $105,900 from Mr. Deitsch and the Companies owned by him. Additionally, accrued interest on the demand loan was $7,674 and is included in the due to officer account. As of December 31, 2018, we recorded a bad debt expense of $505,470 which represents a full valuation allowance for amounts owed by these Companies.

At December 31, 2017, the balance due from our officer and Companies owned by him is $269,772. Included within this balance is an unsecured demand loan due to Mr. Deitsch, in the amount of $134,549. The loan bears interest at 4%. During the year ended December 31, 2017, we borrowed $330,350 and repaid $266,900 to Mr. Deitsch and the Companies owned by him. In addition, Mr. Deitsch accepted a total of 3,000,000 shares of the Company's Series A preferred stock as a repayment to discharge $400,000 of his outstanding loan in October 2017.

6.     DEBTS

Debts consist of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Note payable– Related Party (Net of discount of $2,400 and $2,000, respectively) (1)	$12,000	$202,974
Notes payable – Unrelated third parties (Net of discount of $17,870 and $28,723, respectively) (2)	1,469,690	1,337,470
Convertible notes payable – Unrelated third parties (Net of discount of $29,371 and $0, respectively) (3)	751,955	594
Convertible notes payable, at fair value (4)	1,156,341	1,925,365
Ending balances	3,389,986	3,466,403
Less: Current portion	(3,338,576)	(3,466,403)
Long-term portion-Notes payable-Unrelated third parties	$51,410	$-

(1)	During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. At December 31, 2018 and 2017, we owed this director accrued interest of $141,808 and $126,036. The interest expense for the years ended December 31, 2018 and 2017 was $15,772 and $15,457.

In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by one of our directors. The notes carry interest at 12% annually and were due on the date that was six-months from the execution and funding of the note. Upon default in February 2017, the Notes became convertible at $0.008 per share. During March 2017, we repaid principal balance of $6,365. During April 2017, the Notes with accrued interest were restated. The restated principal balance of $201,818 bears interest at 12% annually and was due October 12, 2017. During June 2017, we repaid principal balance of $8,844. The loan was reclassified to notes payable – unrelated third parties after the director resigned in March 2018. At December 31, 2018 and 2017, we owed principal balance of $192,974, and accrued interest of $40,033 and $16,876, respectively. The principal balance of $101,818 and accrued interest of $21,023 were settled on February 15, 2019 for $104,000 with scheduled payments through May 1, 2020. The remaining principal balance of $91,156 and accrued interest of $19,010 is being disputed in court and negotiation for settlement (See Note 12).

In December 2017, we issued a promissory note to a related party in the amount of $12,000 with original issuance discount of $2,000. The note was amended in December 2018 with original issuance discount of $2,400 and was due in twelve months from the execution and funding of the note. At December 31, 2018 and 2017, the principal balance of the loan is $12,000. The Note was settled in June 2020.

(2)	At December 31, 2018 and 2017, the balance of $1,469,690 and $1,337,470 net of discount of $17,870 and $28,723, respectively, consisted of the following loans:

•	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments and on January 26, 2012, we signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). We repaid $25,000 during the three months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). The $100,000 penalty was expensed during 2012. LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013 the debt of $281,772 reverted back to LPR.

•	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge is currently outstanding and carries no interest.

•	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At December 31, 2018 and 2017, the accrued interest is $2,739 and $1,465.

•	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At December 31, 2018 and 2017, the outstanding principal balance is $50,000 and accrued interest is $37,801 and $25,567.

•	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At December 31, 2018 and 2017, the outstanding principal balance is $50,000 and accrued interest is $31,000 and $18,767.

•	In August 2016, we issued a promissory note to an unrelated third party in the amount of $150,000 bearing monthly interest at a rate of 2.5%. The note was due in six months from the execution and funding of the note. During April 2017, the note with accrued interest were restated. The restated principal balance of $180,250 bears monthly interest at a rate of 2.5% and was due October 20, 2017. During January 2018, the note with accrued interest were restated. The restated principal balance of $220,506 bears monthly interest at a rate of 2.5% and was due July 12, 2018. In connection with this restated note, we issued 2,000,000 shares of our restricted common stock (See Note 7). We recorded a debt discount in the amount of $2,765 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization for the debt discount for the year ended December 31, 2018 was $2,765. The note is in default and negotiation of settlement. During July 2018, we issued 5,000,000 restricted shares due to the default on repayment of the promissory note of $220,506 restated in January 2018 (See Note 7). The shares were valued at fair value of $5,500. During December 2018, the note with accrued interest were restated. The restated principal balance of $282,983 bears monthly interest at a rate of 2.0% and will be due June 17, 2019. In connection with this restated note, we issued 10,000,000 shares of our restricted common stock (See Note 7). We recorded a debt discount in the amount of $3,945 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization for the debt discount for the year ended December 31, 2018 was $329 and the debt discount at December 31, 2018 is $3,616. At December 31, 2018 and 2017, the principal balance is $282,983 and $180,250, respectively, and the accrued interest is $2,830 and $38,455, respectively.

•	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2018 and 2017, the accrued interest is $17,271 and $7,708.

•	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2018 and 2017, the accrued interest is $27,300 and $15,067.

•	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2018 and 2017, the accrued interest is $1,944 and $670.

•	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. We have recorded loan costs in the amount of $5,500 for the loan origination fees paid at inception date. The debt discount was fully amortized as of December 31, 2018. At December 31, 2017, the principal balance of the loan was $191,329 and in negotiation of settlement. During June 2018, the loan was settled for $170,402 with scheduled repayments of approximately $7,000 per month through July 2020. We recorded a gain on settlement of debt in other income for $20,927. The Company repaid $34,976 during the third and fourth quarter of 2018. At December 31, 2018, the principal balance is $135,426.

•	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The original issuance discount was fully amortized as of December 31, 2018. The note is in default and in negotiation of settlement. At December 31, 2018 and 2017, the principal balance of the note is $50,000.

•	In September 2017, we issued a promissory note to an unrelated third party in the amount of $51,000 with original issue discount of $8,500. The note was due in six months from the execution and funding of the note. The original issuance discount was fully amortized as of December 31, 2018. The Company repaid $8,500 in cash in November 2017. In May 2018, the Noteholder received a total of 187,500,000 shares of our restricted common stock with a fair value of $243,750 in satisfaction of the remaining balance of $42,500. We recorded a loss on settlement of debt in other expense for $201,250 (See Note 7). As of December 31, 2018 and 2017, the principal balance of the note is $0 and $42,500.

•	In September 2017, we issued a promissory note to an unrelated third party in the amount of $36,000 with original issue discount of $6,000. During September 2018 and 2019, the Note was amended with original issuance discount of $6,000 each due in September 2019 and 2020, respectively. The Note was further restated in September 2020. The restated principal balance was $33,000 with the original issuance discount of $3,000 and is due March 2021. The original issue discount is amortized over the term of the loan. Amortization for the debt discount for the year ended December 31, 2018 and 2017 was $4,000 and $2,000, respectively. The debt discount at December 31, 2018 and 2017 is $6,000 and $4,000. Repayments of $1,500 and $7,000 have been made in 2017 and 2018, respectively. The Note is under personal guarantee by Mr. Deitsch. At December 31, 2018 and 2017, the principal balance of the note is $27,500 and $34,500, respectively.

•	In October 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issuance discount of $10,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,200 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. At December 31, 2017, the principal balance of the note is $60,000. Debt discount and original issuance discount were fully amortized as of December 31, 2018. During April 2018, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayment (See Note 7). The shares were valued at fair value of $1,700. During April 2018, the Note was restated in the amount of $60,000 including the original issuance discount of $10,000 due October 2018. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $8,678 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discount and original issuance discount have been fully amortized as of December 31, 2018. During November 2018, the Note was restated in the amount of $60,000 including the original issuance discount of $10,000 due May 2019. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $2,381 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Pursuant to the restatement of the Note, the Company agreed that the original issuance discount of $10,000 from the April 2018 Note would be paid to the lender upon execution of restated Note in November 2018. The settlement agreement executed in December 2018 provides that 10,000,000 shares are issued due to the late payment. The shares were valued at $3,000. During July 2019, payment of original issuance discount of $10,000 was made. The restated Note in November 2018 and prior notes are all under personal guarantee by Mr. Deitsch. Amortization of debt discount and original issuance discount for the year ended December 31, 2018 was $4,127. As of December 31, 2018, the amount due is $61,746, net of discount of $8,254.

•	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 10,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $5,600 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of December 31, 2018. The loan is in default and in negotiation of settlement. 1,500,000 shares of common stocks were issued due to the default of repayments with a fair value of $2,250 (See Note 7). At December 31, 2018 and 2017, the principal balance of the loan is $120,000.

•	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock (See Note 7). We recorded a debt discount in the amount of $2,900 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of December 31, 2018. The note is in default and in negotiation of settlement. 7,000,000 shares of common stock were issued due to the default of repayments with a fair value of $5,600 (See Note 7). At December 31, 2018 and 2017, the principal balance of the note is $18,000.

•	In December 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000. The note was due in one year from the execution and funding of the note. During August 2018, the Note holder sold the debt of $60,000 to a non-related party. The subsequent note holder received a total of 145,000,000 shares of our restricted common stock with a fair value of $101,500 in satisfaction of the Note of $60,000 in full. We recorded a loss on settlement of debt in other expense for $41,500 (See Note 7). As a result of the settlement of the note, the debt discount has been fully amortized as of December 31, 2018. At December 31, 2018 and 2017, the principal balance of the note is $0 and $60,000.

(3)	At December 31, 2018 and 2017, the balance of $751,955 and $594 net of discount of $29,371 and $0, respectively, consisted of the following convertible loans:

•	On March 19, 2014, we issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. The first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014. The notes carry interest at 8% and were due on March 19, 2018. The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. At December 31, 2017, these convertible notes payable, at fair value, was recorded at $594. During 2018, repayment of $3,000 was made. At December 31, 2018, the principal balance of the note is $27,000 and the accrued interest is $11,412. The two outstanding Notes were settled in connection with issuance of the convertible note in the amount of up to $1,000,000 in February 2019 (See Note 13).

•	During July 2016, we issued a convertible note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2.0% and convertible at $0.05 per share. During January 2017, the Note was restated with principal amount of $56,567 bearing monthly interest rate of 2.5%. The New Note of $56,567 was due on July 26, 2017 and convertible at $0.05 per share. During February 2018, the Notes with accrued interest of $65,600 was restated. The restated principal balance of $65,600 bears monthly interest at a rate of 2.5% and was due August 14, 2018. In connection with this restated note, we issued 1,000,000 shares of our restricted common stock (See Note 7). We recorded a debt discount in the amount of $4,035 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discount was fully amortized as of December 31, 2018. During August 2018, the Notes with accrued interest of $10,476 were restated. The restated principal balance of $76,076 bears monthly interest at a rate of 2.5% and is due February 2019. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock (See Note 7). We recorded a debt discount in the amount of $3,800 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization of debt discount of $2,850 has been recorded as of December 31, 2018. The note is under personal guarantee by Mr. Deitsch. At December 31, 2018, the convertible note payable was recorded at $75,126, net of discount of $950. The accrued interest as of December 31, 2018 is $8,177.

•	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,300 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of December 31, 2018. The loan is in default and in negotiation of settlement. 1,000,000 shares of common stock were issued due to the default of repayments with a fair value of $1,500 (See Note 7). At December 31, 2018 and 2017, the principal balance of the note is $60,000.

•         During January through December 2018, we issued convertible notes payable to the 20 unrelated third parties for a total of $618,250 with original issue discount of $62,950. The notes are due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes resulted in a beneficial conversion feature in the amount of $249,113. In addition, upon the issuance of convertible notes, the Company issued 10,250,000 shares of common stock (See Note 7). The Company has recorded a debt discount in the amount of $6,542 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The total discount of $255,655 and original issuance discount of $62,950 was amortized over the term of the debt.  Amortization for the year ended December 31, 2018 was $290,184. At December 31, 2018, the principal balance of the notes, net of discount of $28,421 is $589,829.

$264,150 of the above mentioned convertible notes payable to nine of the unrelated third parties with original issue discount of $24,915 are in default and in negotiation of settlement.

(4)	At December 31, 2018 and 2017, the balance of $1,156,341 and $1,925,365, respectively, consisted of the following convertible loans:

•	During December 2015, Mr. Deitsch, assigned $80,000 of his outstanding loan to an unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 4% and was due on December 7, 2016. The Note reverted back as the promissory note upon maturity date. On June 27, 2017, the Company owed principal balance of $80,000 plus accrued interest of $4,971. The total of $84,971 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note (See Note 7(2)). The note carries interest at 8% and was due on June 27, 2018, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note into shares of Common Stock at fifty-five percent (55%) of lowest closing bid prices of our restricted common stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. During July and August 2017, the Note holder made conversions of a total of 164,935,000 shares of our restricted common stock satisfying the principal balance of $55,325 with a fair value of $225,143. At December 31, 2017, the convertible note payable, at fair value, was recorded at $95,369. During February 2018, the Note holder made conversions of a total of 109,876,500 shares of our restricted common stock with a fair value of $462,625 in satisfaction of the remaining principal balance of $29,646 in full.

•	On March 31, 2017, we issued a convertible denture in the amount of $80,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 8% and was due on March 30, 2018, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note into shares of Common Stock at a fifty-five percent (55%) of the of the lowest closing bid price of our restricted common stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. At December 31, 2017, the convertible note payable, at fair value, was recorded at $256,043. During February 2018, the Noteholder made a conversion of 70,123,500 shares of our restricted common stock with a fair value of $294,885 in satisfaction of a portion of the Note in the amount of $30,854 (See Note 7).

The noteholder sold and assigned the remaining balance of $49,146 with accrued interest of $3,276 to an unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on February 13, 2019, unless previously converted into shares of restricted common stock. The noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. During April and May 2018, the Note holder made conversions of a total of 65,885,713 shares of our restricted common stock with a fair value of $145,161 in satisfaction of the remaining principal balance of $49,146 and accrued interest in full (See Note 7).

•	On July 18, 2017, we issued a convertible denture in the amount of $150,000 to Coventry. The note carries interest at 8% and was due on July 18, 2018, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note into shares of Common Stock at a fifty-five percent (55%) of the of the lowest closing bid price of our restricted common stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. At December 31, 2017, the convertible note payable, at fair value, was recorded at $483,092. During February 2018, the noteholder sold and assigned the balance of $150,000 with accrued interest of $6,000 to an unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 8% and is due on February 13, 2019, unless previously converted into shares of restricted common stock. The noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. During May and June 2018, the Noteholder made conversions of a total of 120,891,284 shares of our restricted common stock with a fair value of $200,475 in partial satisfaction of the note in the amount of $70,000 (See Note 7). During July through September 2018, the Note holder made conversions of a total of 206,988,570 shares of our restricted common stock with a fair value of $176,655 in satisfaction of the remaining principal balance $86,000 and accrued interest in full (See Note 7).

•	On March 28, 2016, we signed an expansion agreement with Brewer and Associates Consulting, LLC (“B+A”) to the original consulting agreement dated on October 15, 2015 for consulting services for twelve months for a monthly fee of $7,000. To relieve our cash obligation of $36,000 per original agreement, we issued three convertible notes for a total of $120,000 which includes the fees due under the original agreement and the new monthly fees due under the expansion agreement. The $40,000 and $60,000 of the Notes were paid in full as of December 31, 2016 and December 31, 2017, respectively. The remaining balance of $20,000 Notes is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. At December 31, 2018 and 2017, the convertible notes payable with principal balance of $20,000, at fair value, were recorded at $47,481 and $52,948, respectively.

•	During June 2016, we issued a Convertible Debenture in the amount of $72,000 to an unrelated third party as a result of debt sale. The Note carries interest at 8% and was due on June 20, 2017, unless previously converted into shares of restricted common stock. The convertible note holder has the right to convert the note into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest volume weighted average prices (the VWAP) of our restricted common stock for the fifteen trading days preceding the conversion date. At December 31, 2017, the convertible notes payable, at fair value, was recorded at $237,121. During August 2018, a Note holder received a total of 300,000,000 shares of our restricted common stock in satisfaction of the principal balance of $72,000 with accrued interest in full (See Note 9).

•	During June 2016, the notes payable of $50,000 originating in January 2016 with accrued interest of $4,800 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note (See Note 7(2)). The note carries interest at 8% and was due on June 16, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of our restricted common stock for the fifteen trading days preceding the conversion date. At December 31, 2017, the balance of $54,800, at fair value, was recorded at $180,868. During May 2018, the Note holder made a conversion of 228,000,000 shares of our restricted common stock with a fair value of $319,200 in satisfaction of the principal balance of $54,800 in full (See Note 7).

•	In April 2017, we issued a Convertible Promissory Note for $33,000 to an unrelated third party. The note carries interest at 12% annually and was due on January 30, 2018. The Holder has the right to convert the loan, beginning on the date which is one hundred eighty (180) days following the date of the Note, into common stock at a price of sixty percent (60%) of the average of the three lowest trading prices of our restricted common stock for the fifteen trading days preceding the conversion date. During October 2017, the Noteholder made the conversions of a total of 50,125,000 of our restricted common stock satisfying the principal balance of $16,040 with a fair value of $35,596. At December 31, 2017, the convertible note payable, at fair value, was recorded at $48,213. During June 2018, the Note holder made a conversion of 150,000,000 shares of our restricted common stock with a fair value of $180,000 in satisfaction of the remaining principal balance of $16,960 with accrued interest in full (See Note 7).

•         During May and October 2017, we issued two Convertible Debenture for a total of $90,000 ($45,000 each) to Labrys. The notes carrie interest at 12% and were due on July 19, 2017 and November 3, 2017, respectively, unless previously converted into shares of restricted common stock. Labrys has the right to convert the notes into shares of Common Stock at sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty-five trading days preceding the conversion date. During November 2017, the Note holder made a conversion of 62,059,253 shares of stock satisfying the principal balance of $11,057 and accrued interest for a fair value of $51,732. At December 31, 2017, the convertible notes payable, at fair value, was recorded at $236,349. During February 2018, we issued 45,000,000 shares of our restricted common stock with a fair value of $247,500 to Labrys in settlement of the remaining balance of $78,943 and accrued interest in full (See Note 7). Based on the conversion methodology, the debt was valued at $1,206,081 prior to conversion, and the Company recorded a gain on settlement of $958,581, which is recorded within gain (loss) on settlement of debt, net, within the statement of operations.

•	During December 2016, we issued a Convertible Debenture to an unrelated third party in the amount of $110,000. The note carries interest at 12% and matures on September 8, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of our restricted common stock for the twenty-five trading days preceding the conversion date. During June and July 2017, the Note holder made conversions of a total of 179,800,000 shares of stock satisfying the principal balance of $63,001 and accrued interest for a fair value of $298,575. At December 31, 2017, the convertible note payable, at fair value, was recorded at $147,314. During February 2018, the remaining balance of $46,999 with accrued interest of $2,820 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note. As part of the debt sale, the Company entered into a settlement agreement with the original noteholder for a settlement of a default penalty of the original debt. During February and July, 2018, we issued a total of 105,157,409 shares of our restricted common stock to the original Note holder with a fair value of $147,220. At December 31, 2018, the Company owed additional shares to the original noteholder and recorded an accrual of $32,400 to account for the cost of the shares, and the shares were issued in January 2019.

The new note of $49,819 carries interest at 8% and is due on February 13, 2019, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. During September 2018, the Noteholder made a conversions of 52,244,433 shares of our restricted common stock with a fair value of $37,011 in satisfaction of principal balance of $15,000 and accrued interest in full (See Note 7). At December 31, 2018, the convertible note payable with principal balance of $34,819, at fair value, was recorded at $62,508.

•	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note carries interest at 8% and was due on May 4, 2018, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. During November 2017, the Note holder made a conversion of our restricted common stocks satisfying the principal balance of $856 and penalty of $6,400 for a fair value of $21,399. At December 31, 2017, the convertible note payable, at fair value, was recorded at $185,765. During February 2018, the remaining balance of $63,144 with accrued interest and penalty of $12,442 was assigned and sold to three unrelated third parties. During June 2018, a Note holder made a conversion of 50,670,000 shares of our restricted common stock with a fair value of $70,938 in satisfaction of the balance of $34,060 plus accrued interest of $8,607 (See Note 7). At December 31, 2018, the remaining principal of $29,381 plus accrued interest of $7,138, at fair value, was recorded at $63,315.

•	During February 2018, we issued a convertible denture in the amount of $200,000 to an unrelated third party. The note carries interest at 8% and is due in February 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $1,646,242. At December 31, 2018, the convertible note payable with principal balance of $200,000, at fair value, was recorded at $358,665. The note carries additional $200,000 “Back-end Note” ($100,000 each) with the same terms as the original note.

•	During April 2018, $65,000 of one of the $100,000 Back-end Note was funded. The note carries interest at 8% and is due in February 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $110,700. At December 31, 2018, the convertible note payable, at fair value, was recorded at $115,165.

•	During March 2018, we issued a convertible denture in the amount of $60,000 to an unrelated third party. The note carries interest at 8% and is due in March 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $48,418. At December 31, 2018, the convertible note payable, at fair value, was recorded at $107,329. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend to us another $60,000.

•	During June 2018, the $60,000 Back-end Note was funded. The note carries interest at 8% and is due in March 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $68,067. At December 31, 2018, the convertible note payable, at fair value, was recorded at $105,334.

•	During May 2018, we issued a convertible denture in the amount of $60,000 to an unrelated third party. The note carries interest at 8% and is due in May 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $59,257. At December 31, 2018, the convertible note payable, at fair value, was recorded at $106,681.

•	During August 2018, we issued a convertible denture in the amount of $31,500 to an unrelated third party. The note carries interest at 8% and is due in August 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $23,794. At December 31, 2018, the convertible note payable, at fair value, was recorded at $55,409.

•	During July 2018, we issued a convertible denture in the amount of $50,000 to an unrelated third party. The note carries interest at 8% and is due in July 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock at fifty five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $46,734. At December 31, 2018, the convertible note payable, at fair value, was recorded at $96,157.

•	During August 2018, we issued a convertible denture in the amount of $20,000 to an unrelated third party. The note carries interest at 8% and is due in August 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock at fifty five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $17,829. At December 31, 2018, the convertible note payable, at fair value, was recorded at $38,297.

7.     STOCKHOLDERS' DEFICIT

Authorized Shares

On March 7, 2018, we obtained written consents from stockholders holding a majority of our outstanding voting stock to approve an amendment of the Company’s articles of incorporation, as amended, to increase the number of authorized shares of common stock from 2,000,000,000 to 8,000,000,000.

Series A Preferred Stock

Effective October 30, 2017, pursuant to authority of its Board of Directors, the Company filed a Certificate of Determination for its Series A Preferred Stock. There are 20,000,000 authorized shares of Series A Preferred Stock. The Series A Preferred Stock votes with the Company’s common stock as a single class on all matters or consents for the Company’s common stockholders. Each share of Series A Preferred Stock is entitled to one thousand votes per share.

In 2017, 3,000,000 shares of Series A Preferred Stock was issued to Rik J. Deitsch, the Company’s Chairman, to discharge four hundred thousand dollars ($400,000) of Mr. Deitsch’s loan to the Company (See Note 5).

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

In January and February 2018, in connection with four notes payable, we issued a total of 4,250,000 shares of our restricted common stock with a fair value of $9,887 (See Note 6).

In April 2018, in connection with a note payable, we issued a total of 5,000,000 shares of our restricted common stock with a fair value of $8,678 (See Note 6).

In August 2018, in connection with a note payable, we issued a total of 5,000,000 shares of our restricted common stock with a fair value of $3,800 (See Note 6).

In October through December, 2018, in connection with a note payable, we issued a total of 25,500,000 shares of our restricted common stock with a fair value of $9,781 (See Note 6).

Common Stock Issued for Conversion of Convertible Debt

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

During March, April, and May 2017, the Note holder received 25,558,744 shares of our restricted stock with a fair value of $108,452 upon conversion of a $45,000 Note originated in August 2016.

Date	Number of	Fair Value of
	shares converted	Debt Converted
3/2/2017	2,300,000	$ 9,982
3/28/2017	5,700,000	21,186
4/18/2017	5,700,000	31,057
4/24/2017	5,700,000	26,717
5/11/2017	6,158,744	19,510

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

During July through September 2017, a Note holder received 249,809,724 shares of the company’s restricted stock with a fair value of $270,716 upon conversion of a Note of $66,500 and default penalty of $5,000.

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

During June and July 2017, the Note holder made conversions of a total of 116,386,819 shares of stock satisfying the principal balance and accrued interest in full for a fair value of $123,121 upon conversion of a $50,000 Note originated in December 2016.

Date	Number of	Fair Value of
	shares converted	Debt Converted
6/28/2017	11,560,500	$10,158
6/29/2017	30,352,771	32,450
7/5/2017	32,252,381	43,664
7/10/2017	42,221,167	36,849

During June and July 2017, the Note holder made conversions of a total of 222,707,390 shares of stock satisfying the principal balance and accrued interest in full for a fair value of $304,050 upon conversion of $41,925 of a $67,500 Note originated in December 2016.

Date	Number of	Fair Value of
	shares converted	Debt Converted
6/19/2017	20,000,000	$28,858
6/23/2017	28,000,000	34,433
6/27/2017	30,000,000	27,747
6/30/2017	33,000,000	32,781
7/5/2017	42,960,000	55,666
7/13/2017	45,000,000	115,625
7/31/2017	23,747,390	8,941

During May 2017, the Note holder received 5,432,195 shares of our restricted stock with a fair value of $26,412, satisfying the convertible notes payable of $11,951 originated in September 2016.

During January 2017, the Note holder received 5,980,861 shares of our restricted stock with a fair value of $47,569 upon conversion of the remaining $25,000 of the $50,000 Note originated in April 2016.

During February 2018, a Note holder made conversions of a total of 70,123,500 shares of our restricted common stock with a fair value of $294,885 in satisfaction of the principal balance of $30,854 of an $80,000 Note originated in March 2017 (See Note 6).

During February 2018, a Note holder received 109,876,500 shares of our restricted common stock with a fair value of $462,625 upon conversion of $29,646 of an $84,971 Note originated in June 2017 (See Note 6).

During February 2018, a Note holder received 45,000,000 of our restricted common stock with a fair value of $247,500 upon conversion of the remaining balance of $78,943 of $90,000 Notes originated in May and October 2017 (See Note 6).

During April and May 2018, a Note holder made conversions of a total of 65,885,713 shares of our restricted common stock with a fair value of $145,161 in satisfaction of the remaining principal balance of $49,146 assigned and purchased from a Note originated in March 2017 (See Note 6).

During May and June 2018, a Note holder made conversions of a total of 120,891,284 shares of our restricted common stock with a fair value of $200,475 in satisfaction of the balance of $70,000 of a $156,000 Note assigned and purchased from a Note originated in July 2017 (See Note 6).

During May 2018, a Note holder received a total of 228,000,000 shares of our restricted common stock with a fair value of $319,200 in satisfaction of the remaining principal balance of $54,800 assigned and purchased from a Note originated in June 2016 (See Note 6).

During June 2018, a Note holder made a conversion of 150,000,000 shares of our restricted common stock with a fair value of $180,000 in satisfaction of the remaining principal balance of $16,960 of $33,000 Notes originated in May 2017 (See Note 6).

During June 2018, a Note holder made a conversion of 50,670,000 shares of our restricted common stock with a fair value of $70,938 in satisfaction of the principal balance of $34,060 and accrued interest of $6,476 assigned and purchased from a Note originated in May 2017 (See Note 6).

During July through September 2018, a Note holder made conversions of a total of 206,988,570 shares of our restricted common stock with a fair value of $176,655 in satisfaction of the remaining principal balance $86,000 and accrued interest in full from a Note originated in February 2018(See Note 6).

During September 2018, a Note holder made a conversion of 52,244,433 shares of our restricted common stock with a fair value of $37,011 in satisfaction of principal balance of $15,000 and accrued interest in full from a Note originated in February 2018 (See Note 6).

During August 2018, a Note holder received a total of 300,000,000 shares of our restricted common stock with a fair value of $300,000 in satisfaction of the principal balance of $72,000 with accrued interest in full for a Note originated in July 2016 (See Note 6).

Common Stock Issued for Conversion of Promissory Note

During May 2018, a Note holder received a total of 187,500,000 shares of our restricted common stock with a fair value of $243,750 in satisfaction of the remaining balance of $42,500 from a Note originated in September 2017 in full. We recorded a loss on settlement of debt in other expense for $201,250 (See Note 6).

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

Common Stock Issued for Settlement of Default Penalty

During February and July, 2018, in connection with the settlement of a default penalty of debt, we issued a total of 105,157,409 shares of our restricted common stock with a fair value of $147,220 to the Note holder (See Note 6).

Common Stock Issued for Default Payments

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

During April 2018, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayment of the promissory note of $50,000 originated in October 2017 (See Note 6). The shares were valued at fair value of $1,700.

During April through December, 2018, we issued a total of 33,625,000 restricted shares to 14 Note holders due to the default on repayment of the promissory notes. The shares were valued at fair value of $25,615 (See Note 6).

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

During June 2018, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 100,000,000 shares of the Company’s restricted common stocks were issued. The share was valued at $0.0012 per share. The Company recorded an equity compensation charge of $70,000 during the year ended December 31, 2018. The remaining unrecognized compensation cost of $50,000 for the period from January through June 2019 will be recognized by the Company over the remaining service period.

Beneficial Conversion Features

During 2018, the Company has recorded a beneficial conversion feature in the amount of $249,113 as additional paid-in capital due to the difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes (See Note 6).

8.     STOCK WARRANTS

Common Stock Warrants

During March, 2013, the Company issued a total of 65,000 warrants to purchase common stock at an exercise price of $0.01 per share in connection with issuance of a convertible note payable to Coventry. The warrants expired on March 22, 2018.

On September 3, 2013 and September 12, 2013, the Company issued 500,000 and 375,000 warrants, respectively, to purchase common stock at an exercise price of $0.025 and $0.01 per share in connection with issuances of convertible notes payable to Coventry. The warrants expired on September 3, 2018 and September, 12, 2018, respectively.

On March 31, 2017, in connection with the issuance of an $80,000 Note, we granted three-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.005 per share. The warrants were valued at their fair value of $977 and $3,536 using the Black-Scholes method on December 31, 2018 and 2017. The warrants expire on March 30, 2020 (See Note 5).

On March 3, 2016, in connection with the issuance of a convertible note, we granted five-year warrants to purchase an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.03 per share. The warrants were valued at their fair value of $491 and $1,502 using the Black-Scholes method at December 31, 2018 and 2017. The warrants expire on March 3, 2021.

On April 4, 2016, in connection with the issuance of convertible notes, we granted three-year warrants to purchase an aggregate of 4,000,000 shares of our common stock at an exercise price of $0.05 per share. The warrants were valued at their fair value of $0 and $862 using the Black-Scholes method at December 31, 2018 and 2017. The warrants expire on April 4, 2019.

During April, 2014, the Company issued a total of 100,000 warrants to purchase common stock at an exercise price of $1.00 per share in connection with issuance of a convertible note payable to Coventry. The warrants were valued at their fair value of $0 and $5 using the Black-Scholes method at December 31, 2018 and 2017. The warrants expire on April 9, 2019.

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

During October, 2016, we repriced 15,285,000 from exercise prices from $0.20 per share to an exercise price of $0.05 per share, the warrants expired on March 31, 2017.

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

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the years ended December 31, 2018 and 2017:

	Number Of shares	Weighted average exercise price

Balance December 31, 2016	29,141,667	$0.03
Exercised	(1,000,000)	0.35
Issued	6,000,000	$0.005
Forfeited	(20,601,667)	-
Balance December 31, 2017	13,540,000	$0.023
Exercised	-	-
Issued	-	$-
Forfeited	(940,000)	0.015
Balance December 31, 2018	12,600,000	$0.026

The following table summarizes information about fixed-price warrants outstanding as of December 31, 2018:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2018	$0.005-0.05	12,600,000	1.11 years	$0.024
2017	$0.005-1.00	13,540,000	1.75 years	$0.023

At December 31, 2018, the aggregate intrinsic value of all warrants outstanding and expected to vest was $0. The intrinsic value of warrant share is the difference between the fair value of our restricted common stock and the exercise price of such warrant share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money warrants had they exercised their warrants on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0003, closing stock price of our restricted common stock on December 31, 2018. There were no in-the-money warrants at December 31, 2018.

9.     INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2018 and 2017, (computed by the following blended rate), are approximately as follows.

	2018	2017
Tax Rate Reconciliation:
Federal tax rate	21.00%	34.00%
Add: State taxes	5.50%	5.50%
Permanent difference	-1.20%	-1.90%
Valuation allowance and change in federal tax rate	-25.35%	-37.63%
Tax rate	-	-

	December 31,
	2018	2017
Computed “expected” tax expense (benefit) - Federal	$(793,340)	$(1,345,175)
Computed “expected” tax expense (benefit) - State	(164,145)	(230,267)
Permanent differences	571,235	771,881
Change in federal tax rate	4,134,665	-
Change in valuation allowance	(3,748,415)	803,561
Provision for income taxes	$-	$-

	2018	2017
Net deferred income tax assets:
Reserve for prepaid inventory	$12,104	$-
Accrued salary	296,834	347,674
Net operating loss carryforwards	9,083,135	12,792,814
Valuation allowance	(9,392,073)	(13,140,488)
Net deferred income tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have provided a valuation allowance to fully reserve such assets. The valuation allowances (decreased) increased by approximately ($3,748,000) and $803,000 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2017, the Company has net operating loss carryforwards of approximately $35.4 million available to offset future taxable income in various years through December 31, 2037. As of December 31, 2018, the Company has net operating loss carryforwards of approximately $35.8 million available to offset future taxable income with no expiration date.

In December 2017, the United States Government passed new tax legislation that, among other provisions, lowered the corporate tax rate from 34% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income the Company may have, the legislation affects the way the Company can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on the balance sheet. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the balance sheet. However, when the Company becomes profitable, the Company will receive a reduced benefit from such deferred tax assets.

The Company’s 2017 and 2018 tax returns are subject to examination by the Internal Revenue Services and various state authorities.

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2018	2017
Accrued consulting fees	$161,550	$161,550
Accrued settlement expenses	347,400	315,000
Accrued payroll taxes	120,182	72,452
Accrued interest	180,509	133,865
Accrued legal fees	-	239,020
Accrue others	22,208	27,509
Total	$831,849	$949,396

11. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	December 31, 2018	December 31, 2017
Supplier advances for future purchases	$200,911	$189,154
Reserve for supplier advances	(200,911)	(153,154)
Net supplier advances	-	36,000
Prepaid professional fees	13,000	16,500
Deferred stock compensation	50,000	-
Total	$63,000	$52,500

We performed an evaluation of our inventory and related accounts at December 31, 2018, and increased the reserve on supplier advances for future venom purchases by $47,757. At December 31, 2018, the total valuation allowance for prepaid venom is $200,911.

12.     COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2016, we entered into our current three-year operating lease for monthly payments of approximately $3,200 which expired in February 2019. The lease is currently month-to-month. ReceptoPharm leases a lab and renewed its operating lease agreement for five years in July of 2012. The lease required monthly payments of approximately $6,400 from August 1, 2012 through August 1, 2017. The lease was renewed in February 2016 for another five years beginning August 1, 2017 for monthly payments of approximately $6,900 with a 5% increase each year.

Future minimum payments under these lease agreements are as follows:

Total
2019	$84,765
2020	87,991
2021	99,163
2022	54,490
$326,409

Rent expense for the years ended December 31, 2018 and 2017 approximated $128,897 and $127,400, respectively.

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of December 31, 2018. We have accrued the $142,500 in accrued expense and equity compensation.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of December 31, 2018, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement.  In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000.  As of December 31, 2018, all payments were made and the settlement is concluded. We have recorded $200,000 in gain on settlement of debt on the consolidated statements of operations upon payments in full in April 2018.

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

Nutra Pharma and Receptopharm believe that the lawsuit is without merit, especially in light of gross misconduct by these former employees that was discovered after execution of the aforementioned settlement agreement. On October 9, 2020, the Court entered an Order denying the plaintiffs’ motion for summary judgment with respect to Count I of the Complaint (for alleged breach of the aforementioned settlement agreement), and the parties continue to engage in discovery regarding their respective claims and defenses. The case is currently set for trial during the period from May 10, 2021 to May 28, 2021, but it is unclear at this time with the ongoing COVID-19 pandemic (and the resultant cessation of jury trials in Broward County) whether the trial will proceed at that time.

Get Credit Healthy, Inc. v. Nutra Pharma Corp. and Rik Deitsch, Case No. CACE 18-017055

On August 1, 2018, Get Credit Healthy, Inc. filed a lawsuit against Nutra Pharma Corp. and Rik Deitsch (collectively the “Defendants”) in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-017055) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On September 10, 2018, the Defendants filed their Answer and Affirmative Defenses to the Complaint. One of Defendants’ primary defenses to the Complaint was that the majority owner of Get Credit Healthy, Inc. violated the terms of a Binding Memorandum of Understanding by failing to invest in Nutra Pharma Corp. and fraudulently inducing Defendants to enter into the subject amended promissory note. Counsel for Get Credit Healthy, Inc. requested an early mediation conference in an attempt to resolve our dispute. We agreed to this request, and mediation took place on February 15, 2019.  At December 31, 2018, we owed principal balance of $101,818 and accrued interest of $21,023 (See Note 6). At mediation, Get Credit Healthy, Inc. claimed that the individual that breached the binding memorandum of understanding with Nutra Pharma Corp. was never an owner of Get Credit Healthy, Inc., but rather, a close friend that encouraged Get Credit Healthy, Inc. to make the subject loan to Nutra Pharma Corp.  Ultimately, the parties were able to reach a Confidential Settlement Agreement to resolve the dispute, and an Agreed Order was entered dismissing the lawsuit. The lawsuit was settled on February 15, 2019 for $104,000 with scheduled payments. The repayments were made in full as of November 2020 (See Note 13).

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against Nutra Pharma Corp. (“Defendant”) in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000.00 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Defendant filed its Answer and Affirmative Defenses to the Complaint. Defendant believes that this lawsuit is without merit. Moreover, Defendant believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in Nutra Pharma Corp. and fraudulently inducing Defendant to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC).  Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful.  At December 31, 2018, we owed principal balance of $91,156 and accrued interest of $19,010 (See Note 6) if the defenses and our new claims are deemed to be of no merit.

Defendant also filed affirmative claims against the Plaintiff, its owner Dan Oran and several relate entities. The case has not been set for trial as of this date.

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

On May 29, 2019 (following each of the defendants filing motions to dismiss), the SE filed a First Amended Complaint which generally alleged the same conduct as its original Complaint, but accounted for certain guidance provided by the United States Supreme Court in a case that had been recently decided. Each of the defendants then moved to dismiss the SEC’s First Amended Complaint. On March 31, 2020, the Court entered an Order granting in part and denying in part the various motions to dismiss. Following that Order, the SEC filed a Second Amended Complaint (the operative pleading) and the defendants have filed their answers which generally deny liability. At this time, discovery is closed and the SEC has indicated an intent to file a summary judgment motion regarding certain non-fraud claims asserted in its Second Amended Complaint. The defendants have opposed the SEC’s request to file such motion(s), and a hearing on that request is set for February 23, 2021. Nutra Pharma disputes the allegations in this lawsuit and continues to vigorously defend against the SEC’s claims. Mr. Deitsch and Mr. McManus have similarly defended the lawsuit since its filing and each contest liability. Nutra Pharma does not believe that it engaged in any fraudulent activity or made any material misrepresentations concerning Nutra Pharma and/or its products.

13.     SUBSEQUENT EVENTS

Convertible Notes Payable

During February 2019, we issued convertible promissory notes to unrelated third parties for a total of $55,000 with original issuance discount of $5,000. The notes were due six months from the execution and funding of the notes. During December 2019, $22,000 of the Note was amended to extend the maturity date to June 2020. During August 2020, $38,500 of the Notes was amended with additional original issuance discount of $7,550 due February 2021. During October 2020, $16,500 of the Notes was amended with additional original issuance discount of $1,650 due April 2021.The Noteholders have the right to convert the note into shares of Common Stock at a conversion price of $0.0005. In connection with the issuance of convertible notes and amendments, the Company granted the following warrants at an exercise price of $0.001 per share. The warrants were valued using the Black-Scholes method and recorded as a debt discount that was amortized over the life of the notes. No warrants have been exercised.

Month of Issuance	Number of	Fair Value of	Month of Expiration
	Warrants	Warrants
February, 2019	110,000,000	$ 8,147	August, 2019
December, 2019	44,000,000	7,370	August, 2020
August, 2020	92,100,000	22,879	August, 2021
October, 2020	39,930,000	9,497	October, 2022

During January 2019, the Company received an advance from a non-related party of $15,000. The advance was non-interest bearing, unsecured and due on demand.  The advance was repaid in December 2019 in connection with the settlement agreement.

During February 2019, we issued a convertible promissory note to an unrelated third party in the amount up to $1,000,000 paid upon tranches. The note is due two years from the execution and funding of the note per tranche. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. A portion of the Note in the amount of $389,572 has been funded during 2019 through October 2020. In connection with issuance of the convertible note, the Noteholder agreed to eliminate two outstanding Notes of $27,000 and the accrued interest of $11,412 that were held by the Noteholder’s defunct entities. During May 2019 through February 2020, the Note holder received a total of 1,250,000,000 shares of our restricted common stock in satisfaction the $275,000 of the Note with a fair value of $700,000. As of December 31, 2019, $114,572 remains outstanding and is due between March 2021 through September 2022.

Date	Number of	Fair Value of
	shares converted	Debt Converted
5/6/2019	250,000,000	$75,000
5/31/2019	250,000,000	100,000
6/6/2019	250,000,000	100,000
1/21/2020	250,000,000	150,000
2/18/2020	250,000,000	275,000

During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. The Note is in default and negotiation of settlement.

During November 2019, we issued a convertible promissory note to an unrelated third party for $137,500 with original issuance discount of $12,500. The note was due six months from the execution and funding of the notes. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price of $0.000275. The Note is in default and negotiation of settlement.

During December 2019, we issued a convertible promissory note to an unrelated third party for $22,000 with original issuance discount of $2,000. The note was due six months from the execution and funding of the notes. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0002. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes resulted in a beneficial conversion feature (BCF) in the amount of $20,000. The BCF was recorded as a debt discount that was amortized over the life of the notes. The Note is in default and negotiation of settlement.

During January and March 2020, we issued convertible promissory notes to an unrelated third party for a total of $68,750 with original issuance discount of $6,250. The Noteholder has the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0005. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes resulted in a BCF in the amount of $5,500. The BCF was recorded as a debt discount that was amortized over the life of the notes. The Notes are due in January and March 2021.

During February and March 2020, we issued convertible promissory notes to an unrelated third party for a total of $22,000 with original issuance discount of $2,000. The notes were due six months from the execution and funding of the notes. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0003. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes resulted in a BCF in the amount of $20,000. The BCF was recorded as a debt discount that was amortized over the life of the notes. The Notes are in default and negotiation of settlement.

During March 2020, we issued a convertible promissory note to an unrelated third party for $5,500 with original issuance discount of $500. The note was due six months from the execution and funding of the notes. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0002. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes resulted in a BCF in the amount of $5,000. The BCF was recorded as a debt discount that was amortized over the life of the notes. The Note is in default and negotiation of settlement.

During March 2020, we issued a convertible promissory note to an unrelated third party for $5,500 with original issuance discount of $500. The note was due six months from the execution and funding of the notes. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0005. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes resulted in a BCF in the amount of $3,300. The BCF was recorded as a debt discount that was amortized over the life of the notes. The Note is in default and negotiation of settlement.

During August 2020, we issued a convertible promissory note to an unrelated third party for a $22,000 with original issuance discount of $2,000. The Noteholder has the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0005. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes resulted in a BCF in the amount of $13,200. The BCF was recorded as a debt discount that was amortized over the life of the notes. The note is due August 2021.

During July 2020, we issued a convertible promissory note to an unrelated third party for $20,900 with original issuance discount of $1,900. The Noteholder has the right to convert the note into shares of Common Stock at a fixed conversion price of $0.00052. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes resulted in a BCF in the amount of $15,273. The BCF was recorded as a debt discount that was amortized over the life of the notes. The note is due January 2021.

During August 2020, we issued convertible promissory notes to an unrelated third party for $5,500 with original issuance discount of $500. The Noteholder has the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0005. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes resulted in a BCF in the amount of $1,100. The BCF was recorded as a debt discount that was amortized over the life of the notes. The note is due February 2021.

PPP Loan

During May 2020, we entered into a long-term loan agreement with the U. S. Small Business Administration for a Payroll Protection Program (PPP) loan, for $64,895 with an annual interest rate of one percent (1%), with a term of twenty-four (24) months, whereby a portion of the loan proceeds have been used for certain labor costs, office rent costs and utilities, which may be subject to a loan forgiveness, pursuant to the terms of the SBA/PPP program.

Economic Injury Disaster Loan

During April and June 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”) considering the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $154,900, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due twelve months from the date of the SBA Loan Agreement in the amount of $731. The balance of principal and interest is payable over a 360 month period from the date of the SBA Loan Agreement. In connection therewith, the Company received a $5,000 advance, which does not have to be repaid. The SBA requires that the Company collateralize the loan to the maximum extent up to the loan amount. If business fixed assets do not “fully secure” the loan the lender may include trading assets (using 10% of current book value for the calculation), and must take available equity in the personal real estate (residential and investment) of the principals as collateral.

Common Stock Issued for Services

During April 2019, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 120,000,000 shares of our restricted common stock were issued. The shares were valued at $24,000.

During June 2019, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 15,000,000 shares of our restricted common stock were issued. The shares were valued at $6,000.

Restatement of Convertible Promissory Notes

During May 2019, the Notes of $48,000 with original issuance discount of $8,000 amended in October 2018 were restated. The $8,000 original issuance discount from the Note restated in October was repaid May 2019. The restated principal balance of $40,000 plus the original issuance discount of $8,000 were due August 2019. In connection with this restated note, we issued 3,000,000 shares of our common stock. The common stock was valued at $900 and recorded as a debt discount that was amortized over the life of the restated note. The Note is in default and negotiation of settlement.

During May 2019, the Notes of $24,000 with original issuance discount of $4,000 amended in November 2018 were restated. The restated principal balance of $24,000 plus the original issuance discount of $2,400 were due August 2019. In connection with this restated note, we issued 3,000,000 shares of our common stock. The common stock was valued at $900 and recorded as a debt discount that was amortized over the life of the restated note. The Note is in default and negotiation of settlement.

Restatement of Promissory Notes

During September 2019, the Notes of $282,983 plus accrued interest amended in December 2018 were restated. The restated principal balance of $333,543 were due September 2020. In connection with this restated note, we issued 20,000,000 shares of our common stock. The common stock was valued at $5,090 and recorded as a debt discount that was amortized over the life of the note. The Note is in default and negotiation of settlement.

During September 2019, the Note of $36,000 with original issuance discount of $6,000 amended in September 2018 was restated. The $6,000 original issuance discount from the Note amended in September 2018 has been repaid in full as of September 2019. The restated principal balance was $36,000 with the original issuance discount of $6,000 and was due September 2020. The $6,000 original issuance discount from the Note amended in September 2019 has been repaid in full as of September 2020. The Note was further restated in September 2020. The restated principal balance was $36,000 with the original issuance discount of $6,000 and is due March 2021.

During January 2020, the Note of $60,000 with original issuance discount of $10,000 amended in November 2018 and the Note of $88,225 plus accrued interest at a rate of 2.5% monthly to an unrelated third party were combined and restated. The restated principal balance was $148,225 that carries interest at a rate of 2.0% monthly due July 2020. During July 2020, the restated Note of $148,225 plus accrued interest of $18,701 was further restated. The new principal balance was $166,926 that carries interest at a rate of 2.0% monthly and was due January 2021. The Note is in negotiation of restatement.

Settlement of Convertible Promissory Notes

During January 2019, in connection with the settlement of a default penalty of the debt originated in December 2016, we issued a total of 81,000,000 shares of our restricted common stock to the original Note holder with a fair value of $32,400.

During August 2019, the Note of $12,000 with original issuance discount of $2,000 originated in December 2019 was settled for $12,000 with scheduled payments through December 1, 2019. In connection with this settlement, we issued 1,500,000 shares of common stocks with a fair value of $450. Repayment of $3,500 was made as of December 2020. The remaining balance of $8,500 is in default and in negotiation of settlement.

During December 2019, two Notes for a total of $9,900 with original issuance discount of $900 originated in February 2018 were settled with 40,000,000 shares of common stocks. The shares were valued at fair value of $24,000.

During December 2019, three Notes for a total of $49,684 with original issuance discount of $2,700 originated in May 2017, January and September 2018, respectively, were settled with 260,000,000 shares of common stocks. The shares were valued at fair value of $130,000.

During December 2019, two Notes for a total of $46,500 originated in October and November 2018 and the accounts payable of $39,000 for consulting fees were settled with 500,0000,000 shares of common stocks. The shares were valued at fair value of $300,000, and have not been issued.

During February through August 2018, we issued seven convertible promissory notes to an unrelated third party due one year from the execution dates. The principal balance of these Notes on December 31, 2018 was $511,319. During September 2020, a Note holder received a total of 107,133,333 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,140. During October 2020, the Note holder received a total of 107,817,770 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,345. During October 2020, the Note holder sold the remaining debt of $467,000 and accrued interest of $166,168 for $250,000 to a non-related party.

Date	Number of	Fair Value of
	shares converted	Debt Converted
9/22/2020	107,133,333	$171,413
10/5/2020	107,817,770	64,691

Settlement and Restatement of Promissory Notes

During March 2020, $50,000 of the Note of $120,000 with original issuance discount of 20,000 originated in November 2017 was settled for 125,000,000 shares. An additional 36,000,000 shares were issued to satisfy the default provision of the original note and 10,000,000 shares were issued along with the restatement. The total fair value of issued stock was $119,700. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. The $84,000 due in September 2020 is in default and negotiation of further settlement.

Settlement of a Related-Party Note

During June 2020, the Note of $14,400 with original issuance discount of $2,400 to a related party amended in December 2018 was settled with cash payment of $14,400 and 5,000,000 shares of common stocks. The shares were valued at fair value of $3,000.

Advances

During the periods from May 2019 through May 2020, the Company received a total of $175,000 in deposits from a third party in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold pending the outcome of the lawsuit with the SEC.

Common Stock Issued for Default Payments

During May 2019, we issued a total of 3,000,000 restricted shares to two Note holders due to the default on repayments of the convertible note of $48,000 originated in October 2018 and $24,000 originated in November 2018. The shares were valued at fair value of $900.

During August 2019, we issued a total of 2,000,000 additional restricted shares to the two Note holders due to default on repayments. These shares were valued at fair value of $700.

During June 2019, we issued a total of 500,000 restricted shares to a Note holder due to the default on repayments of the convertible note of $12,000 originated in December 2018. The shares were valued at fair value of $150.

During July 2019, we issued a total of 5,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $282,983 plus accrued interest amended in December 2018. The shares were valued at fair value of $1,500.

During September 2019, we issued a total of 10,000,000 restricted shares to a Note holder due to the default on repayments of the original issuance discount of $10,000 for the convertible promissory notes of $60,000 amended in November 2018. The shares were valued at fair value of $4,000.

During January 2020, we issued a total of 75,000,000 restricted shares to a Note holder due to the default on repayments of the convertible promissory note of a total of $148,225 amended in August and November 2018. The shares were valued at fair value of $45,000.

During July 2020, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $22,000 originated in December 2019. The shares were valued at fair value of $700.

During September 2020, we issued a total of 10,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $333,543 plus accrued interest amended in September 2019. The shares were valued at fair value of $6,000.

During October 2020, we issued a total of 1,500,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $84,000 amended in March 2020. The shares were valued at fair value of $900.