Form 10-Q
period 2019-03-31
NUTRA PHARMA CORP
filed 2021-04-05
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission file numbers 000–32141

NUTRA PHARMA CORP.

(Name of registrant as specified in its charter)

California	91–2021600
(State or Other Jurisdiction of Organization)	(IRS Employer Identification Number)

1537 NW 65th Avenue Plantation, FL	33313
(Address of principal executive offices)	(Zip Code)

(954) 509–0911

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐No☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company.

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

As of April 5, 2021, there were 6,855,197,214 shares of common stock and 3,000,000 shares of Series A preferred stock issued and outstanding.

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10–Q for the period ending March 31, 2019, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward–looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward–looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I. FINANCIAL INFORMATION

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Accounts receivable	$27,999	$17,065
Inventory	36,584	35,302
Prepaid expenses and other current assets	28,848	63,000
Total current assets	93,431	115,367

Property and equipment, net	9,395	10,500
Operating lease right-of-use assets	265,931	-
Security deposit	15,550	15,550
Total assets	$384,307	$141,417

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$540,423	$475,409
Accrued expenses	817,424	831,849
Accrued payroll due to officers	1,110,393	1,050,993
Accrued interest to related parties	146,004	141,808
Due to officer	182,464	186,497
Derivative warrant liability	958	1,468
Other debt, net of discount, current portion	3,577,339	3,338,576
Operating lease obligations, current portion	66,668	-
Total current liabilities	6,441,673	6,026,600
Promissory note, less current portion	39,957	51,410
Operating lease obligations, less current portion	199,166	-
Total liabilities	6,680,796	6,078,010

Commitments and Contingencies

Stockholders' deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized: 3,000,000 Series A Preferred shares issued and outstanding at March 31, 2019 and December 31, 2018	3,000	3,000
Common stock, $0.001 par value, 8,000,000,000 shares authorized: 4,127,746,110 and 4,046,746,110 shares issued and outstanding at March 31, 2019 and December 31, 2018	4,127,746	4,046,746
Additional paid-in capital	51,246,050	51,286,503
Accumulated deficit	(61,673,285)	(61,272,842)
Total stockholders' deficit	(6,296,489)	(5,936,593)
Total liabilities and stockholders' deficit	$384,307	$141,417

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
		(Restated)
Net sales	$41,322	$32,476
Cost of sales	(15,625)	(5,859)
Gross profit	25,697	26,617

Operating expenses:
Selling, general and administrative - including stock based compensation of $30,000 and $0, respectively	274,635	364,073
Total operating expenses	274,635	364,073
Loss from operations	(248,938)	(337,456)

Other income (expenses)
Interest expense	(75,145)	(271,560)
Interest expense to related parties	(4,196)	(3,729)
Change in fair value of convertible notes and derivatives	(129,417)	(1,133,488)
Gain on settlement of debt and accounts payable	57,253	748,646
Total Other income (expenses)	(151,505)	(660,131)
Loss before income taxes	(400,443)	(997,587)
Provision for income taxes	-
Net loss	$(400,443)	$(997,587)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year - basic and diluted	4,112,446,110	2,188,127,298

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders' Deficit

For the three months ended March 31, 2019 and 2018

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2018	3,000,000	$ 3,000	4,046,746,110	$4,046,746	$51,286,503	$(61,272,842)	$ (5,936,593)

Common stock issued for settlement of debt			81,000,000	81,000	(48,600)		32,400
Warrants issued with Debt--Debt discount					8,147		8,147
Net loss						(400,443)	(400,443)
Balance -March 31, 2019	3,000,000	$ 3,000	4,127,746,110	$4,127,746	$51,246,050	$(61,673,285)	$ (6,296,489)

Balance -December 31, 2017	3,000,000	$ 3,000	2,032,233,701	$2,032,234	$49,942,719	$(57,388,147)	$ (5,410,194)

Common stock issued for debt modification and penalty			70,621,469	70,621	28,249		98,870
Common stock issued for conversion of debt			225,000,000	225,000	780,010		1,005,010
Common stock issued with Debt--Debt discount			4,250,000	4,250	5,637		9,887
Beneficial conversion features					130,913		130,913
Net loss						(997,587)	(997,587)
Balance -March 31, 2018 (Restated)	3,000,000	$ 3,000	2,332,105,170	$2,332,105	$50,887,528	$(58,385,734)	$ (5,163,101)

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
		(Restated)
Cash flows from operating activities:
Net loss	$(400,443)	$(997,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	2,789	-
Accrued interest expense for amount due to officer	1,817	-
Gain on settlement of debt and accounts payable	(57,253)	(748,646)
Depreciation	1,105	1,928
Stock-based compensation	30,000	-
Stock-based loan modification cost	-	125,000
Change in fair value of convertible notes and derivatives	129,417	1,133,488
Amortization of loan discount	38,117	89,556
Amortization of operating lease right-of-use assets	15,244	-
Changes in operating assets and liabilities:
Increase in accounts receivables	(13,723)	(685)
Increase in inventory	(1,282)	(55,349)
Increase in prepaid expenses and other current assets	4,152	10,743
Increase in accounts payable	65,014	78,395
Increase in accrued expenses	45,287	24,843
Increase in accrued payroll due to officers	59,400	-
Decrease in deferred revenue	-	(10,000)
Increase in accrued interest to related parties	4,196	-
Decrease in operating lease obligations	(15,341)	-
Net cash used in operating activities	(91,504)	(348,314)

Cash flows from financing activities:
Loans from officer	4,100	31,100
Repayment of officers loans	(9,950)	(73,350)
Proceeds from convertible notes, net of debt discount and loan issuance cost $5,000 and $14,650, respectively	100,508	394,000
Repayments of other notes payable	(3,154)	(1,500)
Net cash provided by financing activities	91,504	350,250

Net increase in cash	-	1,936
Cash - beginning of period	-	-
Cash - end of period	$-	$1,936

Supplemental Cash Flow Information:
Cash paid for interest	$500	$5,325
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:
Note and stock issued in settlement of notes and accounts payable	$32,400	$-
Shares issued to satisfy debt	$-	$4,069,754
Discounts on notes payable	$8,147	$9,887
Debt discount for beneficial conversion features	$-	$130,913
Right-of-use asset due to adoption of ASC 842	$281,175	$-
Operating lease liabilities due to adoption of ASC 842	$281,175	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

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

Basis of Presentation and Consolidation

The Unaudited Condensed Consolidated Financial Statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year. Therefore, the interim Unaudited Condensed Consolidated Financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

Reclassification of Prior Year Presentation

Reclassification occurred to certain prior year amounts in order to conform to the current year classifications. The reclassifications have no effect on the reported net loss.

Restatement of Prior Period Presentation

Certain prior period amounts have been restated. Restatements have been made for the three months ended March 31, 2018 to correct the change in the fair value of convertible notes and to record a gain on settlement of debt and accounts payable. As a result of these changes, the following occurred:

1.	Net loss for the three months ended March 31, 2018 decreased by $3,090,874 ($0.00 per share) (see table below).
2.	At March 31, 2018, there was no change to total stockholders' deficit but additional paid-in capital and accumulated deficit decreased by $3,090,874.
3.	Certain amounts in cash flows from operating activities were updated for the three months ended March 31, 2018, but there was no change to the total net cash used in operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

	For the Three Months Ended
	March 31, 2018
	Amounts Restated	Amounts Previously Reported	Adjustments Decrease in Net Loss
Change in fair value of convertible notes and derivatives	$(1,133,488)	$(3,475,716)	$2,342,228
Gain on settlement of debt and accounts payable	748,646	–	748,646
Net effect of restatement on net loss			$3,090,874

Liquidity and Going Concern

Our Unaudited Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $61,673,285 at March 31, 2019. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $6,348,242 and a stockholders’ deficit of $6,296,489 at March 31, 2019.

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

We do not have sufficient cash to sustain our operations for a period of twelve months from the issuance date of this report and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however, proceeds from such funding have not been sufficient to execute our business plan. Our plan is to attempt to secure adequate funding until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

The accompanying Unaudited Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Impact of COVID-19 on our Operations

The ramifications of the outbreak of the novel strain of COVID-19, reported to have started in December 2019 and spread globally, are filled with uncertainty and changing quickly. Our operations have continued during the COVID-19 pandemic and we have not had significant disruption. Beginning in June 2020, the Company experienced a delay in retail rollout as a downstream implication of the slowing economy. We also closed our Coral Springs office in effort to save money. During May 2020, we received approval from SBA to fund our request for a PPP loan for $64,895 (See Note 12). During April and June 2020, we obtained a loan in the amount of $154,900 from the SBA under its Economic Injury Disaster Loan assistance program. We intended to use the proceeds primarily for working capital purpose (See Note 12).

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

Revenue from Contracts with Customers

On January 1, 2018, we adopted Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”)

Topic 606, "Revenue from Contracts with Customers" ("ASC Topic 606") using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The cumulative impact of adopting ASC Topic 606 resulted in no changes to retained earnings at January 1, 2018. The impact to revenue for the three months ended March 31, 2018 was an increase of $1,500 as a result of applying ASC Topic 606 to certain revenues generated through online distributors which are now presented gross as we have control over providing the products related to such revenues. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company has evaluated the impact of ASC Topic 606 and determined that there is no change to the Company's accounting policies, except for the recording of certain product sales to a distributor, in which a portion of the cash proceeds received is remitted back to the distributor. Under ASC 606, the Company determined that these sales should be recorded on a gross basis.

Our revenues are primarily derived from customer orders for the purchase of our products. We recognize revenues as performance obligations are fulfilled upon delivery of products. We record revenues net of promotions and discounts. For certain product sales to a distributor, we record revenue including a portion of the cash proceeds that is remitted back to the distributor.

Accounting for Shipping and Handling Costs

We account for shipping and handling as fulfillment activities and record shipping and handling costs incurred within revenue.

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. Management believes that the receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required at March 31, 2019 and December 31, 2018.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of goods sold. We performed an evaluation of our inventory and related accounts at March 31, 2019 and December 31, 2018, and increased the reserve on supplier advances for future venom purchases included in the prepaid expenses and other current assets by $0 and $47,757, respectively. At March 31, 2019 and December 31, 2018, the total valuation allowance for prepaid venom is $200,911.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the three months ended March 31, 2019, there were two customers that accounted for 61% and 17% of the total revenues, respectively. For the three months ended March 31, 2018, there was one customer that accounted for 45% of the total revenues. As of March 31, 2019 and December 31, 2018, 54% and 84% of the accounts receivable balance are reserves due from two payment processors.

Operating Lease Right-of-Use Asset and Liability

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “ Leases” (Topic 842), as amended (“ASC Topic 842”). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and classify as either operating or finance leases. We adopted this standard effective January 1, 2019 using the modified retrospective approach for all leases entered into before the effective date. Adoption of the ASC Topic 842 had a significant effect on our balance sheet resulting in increased non-current assets and increased current and non-current liabilities. There was no impact to retained earnings upon adoption of the new standard. We did not have any finance leases (formerly referred to as capital leases prior to the adoption of ASC Topic 842), therefore there was no change in accounting treatment required. For comparability purposes, the Company will continue to comply with the previous disclosure requirements in accordance with the existing lease guidance and prior periods are not restated.

The Company elected the package of practical expedients as permitted under the transition guidance, which allowed us: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and, (3) not to reassess the treatment of initial direct costs for existing leases.

In accordance with ASC Topic 842, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present and the classification of the lease including whether the contract involves the use of a distinct identified asset, whether we obtain the right to substantially all the economic benefit from the use of the asset, and whether we have the right to direct the use of the asset. Leases with a term greater than one year are recognized on the balance sheet as ROU assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less under practical expedient in paragraph ASC 842-20-25-2.

Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The implicit rate within our operating leases are generally not determinable and, therefore, the Company uses the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. The Company determines the incremental borrowing rate for each lease using our estimated borrowing rate.

For periods prior to the adoption of ASC Topic 842, the Company recorded rent expense based on the term of the related lease. The expense recognition for operating leases under ASC Topic 842 is substantially consistent with prior guidance. As a result, there are no significant differences in our results of operations presented.

The impact of the adoption of ASC Topic 842 on the balance sheet was:

	As reported December 31, 2018	Adoption of ASC 842 – increase (decrease)	Balance January 1, 2019
Operating lease right-of-assets	$-	$281,175	$281,175
Total assets	$141,417	$281,175	$422,592
Operating lease liabilities, current portion	$-	$64,573	$64,573
Operating lease liabilities, net of current portion	$-	$216,602	$216,602
Total liabilities	$6,078,010	$281,175	$6,359,185
Total liabilities and stockholders’ equity	$141,417	$281,175	$422,592

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

The Fair Value Measurement Option

We have elected the fair value measurement option for convertible debt with embedded derivatives that require bifurcation, and record the entire hybrid financing instrument at fair value under the guidance of ASC Topic 815, Derivatives and Hedging. The Company reports interest expense, including accrued interest, related to this convertible debt under the fair value option, within the change in fair value of convertible notes and derivatives in the accompanying consolidated statement of operations.

Property and Equipment and Long-Lived Assets

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 3 – 7 years.

Income Taxes

The Company recorded no income tax expense for the three months ended March 31, 2019 and 2018 because the estimated annual effective tax rate was zero. As of March 31, 2019, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Net Loss Per Share

Net loss per share is calculated in accordance with FASB ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of March 31, 2019 and 2018, the following items were not included in dilutive loss as the effect is anti-dilutive:

	March 31, 2019	March 31, 2018
Options and warrants	122,600,000	13,475,000
Convertible notes payable	6,972,376,110	967,247,001
Total	7,094,976,110	980,722,001

Recent Accounting Pronouncements

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

2.     FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at March 31, 2019 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at March 31, 2019 and December 31, 2018:

	Fair Value Measurements at March 31, 2019
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$958	$-	$-	$958
Convertible notes at fair value	$1,397,676	$-	$-	$1,397,676

	Fair Value Measurements at December 31, 2018
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$1,468	$-	$-	$1,468
Convertible notes at fair value	$1,156,341	$-	$-	$1,156,341

The following table shows the changes in fair value measurements for the warrant liability using significant unobservable inputs (Level 3) during the three months ended March 31, 2019 and the year ended December 31, 2018:

Description	March 31, 2019	December 31, 2018
Beginning balance	$1,468	$5,903
Purchases, issuances, and settlements	-	-
Day one loss on value of hybrid instrument	-	-
Total (gain) loss included in earnings (1)	(510)	(4,435)
Ending balance	$958	$1,468

(1)   The gain related to the revaluation of our warrant liability is included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

We valued our warrants using a Dilution-Adjusted Black-Scholes Model. Assumptions used include (1) 2.27% to 2.81% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 256%-290% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at March 31, 2019 and December 31, 2018:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
March 31, 2019	$1,340,026	8%-20%	18%-20%	23.95-27.95	$0.00011-$0.05	50%-60%	3 to 25 Days
December 31, 2018	$1,566,433	8%-12%	18%-20%	25.95-27.95	$0.0002-$0.20	40%-60%	3 to 25 Days

Using the stated assumptions summarized in table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2019 and the year ended December 31, 2018:

Description	March 31, 2019	December 31, 2018
Beginning balance	$1,156,341	$1,925,959
Purchases and issuances	111,408	472,029
Day one loss on value of hybrid instrument (1)	99,572	2,021,041
Loss from change in fair value (1)	30,355	130,344
Gain on settlement	-	(958,581)
Conversion to common stock	-	(2,434,451)
Ending balance	$1,397,676	$1,156,341

(1)   The losses related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

3.     INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At March 31, 2019 and December 31, 2018, inventories were as follows:

	March 31, 2019	December 31, 2018
Raw Materials	$36,584	$33,431
Finished Goods	-	1,871
Total Inventories	$36,584	$35,302

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Computer equipment	$25,120	$25,120
Furniture and fixtures	34,757	34,757
Lab equipment	53,711	53,711
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	216,033	216,033
Less: Accumulated depreciation	(206,638)	(205,533)
Property and equipment, net	$9,395	$10,500

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At March 31, 2019, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the three months ended March 31, 2019 and 2018 was $1,105 and $1,928, respectively.

5.     DUE TO/FROM OFFICER

At March 31, 2019, the balance due to our President and CEO, Rik Deitsch, is $182,464, which is an unsecured demand loan that bears interest at 4%. During the three months ended March 31, 2019, we repaid $9,950 to and collected $4,100 from Mr. Deitsch and the Companies owned by him. Additionally, accrued interest on the demand loan was $1,817 and is included in the due to officer account.

At December 31, 2018, the balance due to our President and CEO, Rik Deitsch, is $186,497, which was an unsecured demand loan that bore interest at 4%. During the three months ended March 31, 2018, we repaid $73,350 to and collected $31,100 from Mr. Deitsch and the Companies owned by him. Additionally, accrued interest on the demand loan was $7,674 and is included in the due to officer account. The Company has fully reserved receivables from companies owned by the Company's CEO. The reserve was $505,470 as of March 31, 2019 and December 31, 2018.

6.     DEBTS

Debts consist of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Note payable– Related Party (Net of discount of $1,800 and $2,400, respectively) (1)	$12,600	$12,000
Notes payable – Unrelated third parties (Net of discount of $6,206 and $17,870, respectively) (2)	1,399,361	1,469,690
Convertible notes payable – Unrelated third parties (Net of discount of $16,667 and $29,371, respectively) (3)	807,659	751,955
Convertible notes payable, at fair value (4)	1,397,676	1,156,341
Ending balances	3,617,296	3,389,986
Less: Current portion	(3,577,339)	(3,338,576)
Long-term portion-Notes payable-Unrelated third parties	$39,957	$51,410

(1)	During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. At March 31, 2019 and December 31, 2018, we owed this director accrued interest of $146,004 and $141,808. The interest expense for the years ended March 31, 2019 and 2018 was $4,196 and $3,729.

In December 2017, we issued a promissory note to a related party in the amount of $12,000 with original issuance discount of $2,000. The note was amended in December 2018 with original issuance discount of $2,400 and was due in twelve months from the execution and funding of the note. At March 31, 2019 and December 31, 2018, the principal balance of the loan is $12,600 and $12,000, net of debt discount of $1,800 and $2,000, respectively. The Note was settled in June 2020.

(2)	At March 31, 2019 and December 31, 2018, the balance of $1,399,361 and $1,469,690 net of discount of $6,206 and $17,870, respectively, consisted of the following loans:

•	In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The notes carry interest at 12% annually and were due on the date that was six-months from the execution and funding of the note. Upon default in February 2017, the Notes became convertible at $0.008 per share. During March 2017, we repaid principal balance of $6,365. During April 2017, the Notes with accrued interest were restated. The restated principal balance of $201,818 bears interest at 12% annually and was due October 12, 2017. During June 2017, we repaid principal balance of $8,844. The loan was reclassified to notes payable – unrelated third parties after the director resigned in March 2018. At March 31, 2019 and December 31, 2018, we owed principal balance of $172,634 and $192,974, and accrued interest of $42,729 and $40,033, respectively. The principal balance of $101,818 and accrued interest of $21,023 were settled on February 15, 2019 for $104,000 with scheduled payments through May 1, 2020. We recorded a gain on settlement of debt in other income for $18,841. The Company repaid $1,500 during the first quarter of 2018. At March 31, 2019, the balance owed is $102,500 including the accrued interest of $21,023. The remaining principal balance of $91,156 and accrued interest of $21,706 is being disputed in court and negotiation for settlement (See Note 11).

•	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments and on January 26, 2012, we signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). We repaid $25,000 during the three months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). The $100,000 penalty was expensed during 2012. LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013 the debt of $281,772 reverted back to LPR.

•	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge is currently outstanding and carries no interest.

•	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At March 31, 2019 and December 31, 2018, the accrued interest is $2,989 and $2,739.

•	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At March 31, 2019 and December 31, 2018, the outstanding principal balance is $50,000 and accrued interest is $40,801 and $37,801.

•	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At March 31, 2019 and December 31, 2018, the outstanding principal balance is $50,000 and accrued interest is $34,000 and $31,000.

•	In August 2016, we issued a promissory note to an unrelated third party in the amount of $150,000 bearing monthly interest at a rate of 2.5%. The note was due in six months from the execution and funding of the note. During April 2017, the note with accrued interest were restated. The restated principal balance of $180,250 bears monthly interest at a rate of 2.5% and was due October 20, 2017. During January 2018, the note with accrued interest were restated. The restated principal balance of $220,506 bears monthly interest at a rate of 2.5% and was due July 12, 2018. In connection with this restated note, we issued 2,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $2,765 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization for the debt discount for the year ended December 31, 2018 was $2,765. During July 2018, we issued 5,000,000 restricted shares due to the default on repayment of the promissory note of $220,506 restated in January 2018. The shares were valued at fair value of $5,500. During December 2018, the note with accrued interest were restated. The restated principal balance of $282,983 bears monthly interest at a rate of 2.0% and was due June 17, 2019. The note is in default and negotiation of settlement. In connection with this restated note, we issued 10,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,945 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization for the debt discount for the three months ended March 31, 2019 and 2018 was $1,973 and $1,154, respectively. The debt discount at March 31, 2019 and December 31, 2018 is $1,643 and $3,616. At March 31, 2019 and December 31, 2018, the principal balance is $282,983, and the accrued interest is $19,809 and $2,830, respectively.

•	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In January 2019, the principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). The remaining note of $15,000 was assigned to an unrelated third party and is in negotiation of settlement. At March 31, 2019 and December 31, 2018, the principal balance is $15,000 and $75,000, and the accrued interest is $1,371 and $17,271, respectively.

•	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At March 31, 2019 and December 31, 2018, the accrued interest is $30,300 and $27,300.

•	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At March 31, 2019 and December 31, 2018, the accrued interest is $2,257 and $1,944.

•	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. We have recorded loan costs in the amount of $5,500 for the loan origination fees paid at inception date. The debt discount was fully amortized as of March 31, 2019. At December 31, 2017, the principal balance of the loan was $191,329 and in negotiation of settlement. During June 2018, the loan was settled for $170,402 with scheduled repayments of approximately $7,000 per month through July 2020. We recorded a gain on settlement of debt in other income for $20,927 in June 2018. The Company repaid $34,976 during 2018 and $1,154 in the first quarter of 2019. At March 31, 2019 and December 31, 2018, the principal balance is $134,272 and $135,426.

•	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The original issuance discount was fully amortized as of December 31, 2018. The note is in default and in negotiation of settlement. At March 31, 2019 and December 31, 2018, the principal balance of the note is $50,000.

•	In September 2017, we issued a promissory note to an unrelated third party in the amount of $36,000 with original issue discount of $6,000. During September 2018 and 2019, the Note was amended with original issuance discount of $6,000 each due in September 2019 and 2020, respectively. The Note was further restated in September 2020. The restated principal balance was $33,000 with the original issuance discount of $3,000 and is due March 2021. The original issue discount is amortized over the term of the loan. Amortization for the debt discount for the year ended March 31, 2019 and 2018 was $3,500 and $1,500, respectively. The debt discount at March 31, 2019 and December 31, 2018 is $2,500 and $6,000. Repayments of $8,500 and $500 have been made during 2017 and 2018, and first quarter of 2019, respectively. The Note is under personal guarantee by Mr. Deitsch. At March 31, 2019 and December 31, 2018, the principal balance of the note is $30,500 and $27,500, net of debt discount of $2,500 and $6,000, respectively. The note is in default and in negotiation of settlement.

•	In October 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issuance discount of $10,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,200 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. At December 31, 2017, the principal balance of the note is $60,000. Debt discount and original issuance discount were fully amortized as of December 31, 2018. During April 2018, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayment. The shares were valued at fair value of $1,700. During April 2018, the Note was restated in the amount of $60,000 including the original issuance discount of $10,000 due October 2018. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $8,678 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discount and original issuance discount have been fully amortized as of December 31, 2018. During November 2018, the Note was restated in the amount of $60,000 including the original issuance discount of $10,000 due May 2019. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $2,381 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Pursuant to the restatement of the Note, the Company agreed that the original issuance discount of $10,000 from the April 2018 Note would be paid to the lender upon execution of restated Note in November 2018. The settlement agreement executed in December 2018 provides that 10,000,000 shares are issued due to the late payment. The shares were valued at $3,000. During July 2019, payment of original issuance discount of $10,000 was made. The restated Note in November 2018 and prior notes are all under personal guarantee by Mr. Deitsch. Amortization of debt discount and original issuance discount for the three months ended March 31, 2019 was $4,127 and $6,600. As of March 31, 2019 and December 31, 2018, the amount due is $67,937 and $61,746, net of discount of $2,063 and $8,254. During January and July 2020, this Note and the Note of $76,076 amended in August 2018(See Note 6(3)) were combined and restated and was due January 2021. The Note is in negotiation of restatement.

•	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 10,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $5,600 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of December 31, 2018. The loan is in default and in negotiation of settlement. 1,500,000 shares of common stocks were issued due to the default of repayments with a fair value of $2,250 in 2018. During March 2020, $50,000 of the Note of $120,000 with original issuance discount of 20,000 originated in November 2017 was settled for 125,000,000 shares. An additional 36,000,000 shares were issued to satisfy the default provision of the original note and 10,000,000 shares were issued along with the restatement. The total fair value of issued stock was $119,700. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. The $84,000 due in September 2020 is in default and negotiation of further settlement. At March 31, 2019 and December 31, 2018, the principal balance of the loan is $120,000.

•	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $2,900 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of December 31, 2018. The note is in default and in negotiation of settlement. 7,000,000 shares of common stock were issued due to the default of repayments with a fair value of $5,600 during 2018. At March 31, 2019 and December 31, 2018, the principal balance of the note is $18,000 and the accrued interest is $2,000 and $0, respectively.

(3)	At March 31, 2019 and December 31, 2018, the balance of $807,659 and $751,955 net of discount of $16,667 and $29,371, respectively, consisted of the following convertible loans:

•	On March 19, 2014, we issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. The first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014. The notes carry interest at 8% and were due on March 19, 2018. The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. During 2018, repayment of $3,000 was made. At December 31, 2018, the principal balance of the note is $27,000 and the accrued interest is $11,412. The two outstanding Notes were settled in connection with issuance of the convertible note in the amount of up to $1,000,000 in February 2019 (See Note 6(4)), as a result, we recorded a gain on settlement of debt in other income for $38,412.

•	During July 2016, we issued a convertible note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2.0% and convertible at $0.05 per share. During January 2017, the Note was restated with principal amount of $56,567 bearing monthly interest rate of 2.5%. The New Note of $56,567 was due on July 26, 2017 and convertible at $0.05 per share. During February 2018, the Notes with accrued interest of $65,600 was restated. The restated principal balance of $65,600 bears monthly interest at a rate of 2.5% and was due August 14, 2018. In connection with this restated note, we issued 1,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $4,035 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discount was fully amortized as of March 31, 2019. During August 2018, the Notes with accrued interest of $10,476 were restated. The restated principal balance of $76,076 bears monthly interest at a rate of 2.5% and is due February 2019. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,800 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization of debt discount of $2,850 has been recorded as of December 31, 2018. The remaining debt discount of $950 was fully amortized during the three months ended March 31, 2019. The note is under personal guarantee by Mr. Deitsch. At March 31, 2019 and December 31, 2018, the convertible note payable was recorded at $76,076 and $75,126, net of discount of $0 and $950, respectively. The accrued interest as of March 31, 2019 and December 31, 2018 is $12,150 and $8,177. During January and July 2020, this Note and the Note of $60,000 amended in November 2018(See Note 6(2)) were combined and restated and was due January 2021. The Note is in negotiation of restatement.

•	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,300 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of March 31, 2019. The loan is in default and in negotiation of settlement. 1,000,000 shares of common stock were issued due to the default of repayments with a fair value of $1,500 during 2018. At March 31, 2019 and December 31, 2018, the principal balance of the note is $60,000.

•	During January through December 2018, we issued convertible notes payable to the 20 unrelated third parties for a total of $618,250 with original issue discount of $62,950. The notes are due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes resulted in a beneficial conversion feature in the amount of $249,113. In addition, upon the issuance of convertible notes, the Company issued 10,250,000 shares of common stock. The Company has recorded a debt discount in the amount of $6,542 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The total discount of $255,655 and original issuance discount of $62,950 was amortized over the term of the debt. These Notes are in default and in negotiation of settlement.

During the three months ended March 31, 2019, we issued convertible notes payable of $70,000 with original issuance discount of $5,000. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price of $0.0005 per share. In addition, upon the issuance of convertible notes, the Company granted the total of 110,000,000 warrants at an exercise price of $0.001 per share. The warrants were valued at $8,147 using the Black-Scholes method and recorded as a debt discount that was amortized over the life of the notes. The Notes were further restated in December 2019, and August and October 2020. They are in default and in negotiation of settlement.

Amortization for the three months ended March 31, 2019 and 2018 was $24,902 and $48,904. At March 31, 2019 and December 31, 2018, the principal balance of the notes, net of discount of $16,667 and $28,421 is $731,583 and $589,829.

(4)	At March 31, 2019 and December 31, 2018, the balance of $1,397,676 and $1,156,341, respectively, consisted of the following convertible loans:

•	During December 2016, we issued a Convertible Debenture to an unrelated third party in the amount of $110,000. The note carries interest at 12% and matured on September 8, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of our restricted common stock for the twenty-five trading days preceding the conversion date. During June and July 2017, the Note holder made conversions of a total of 179,800,000 shares of stock satisfying the principal balance of $63,001 and accrued interest for a fair value of $298,575. At December 31, 2017, the convertible note payable, at fair value, was recorded at $147,314. During February 2018, the remaining balance of $46,999 with accrued interest of $2,820 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note. As part of the debt sale, the Company entered into a settlement agreement with the original noteholder for a settlement of a default penalty of the original debt. During February and July, 2018, we issued a total of 105,157,409 shares of our restricted common stock to the original Note holder with a fair value of $147,220. At December 31, 2018, the Company owed additional shares to the original noteholder and recorded an accrual of $32,400 to account for the cost of the shares, and the shares were issued in January 2019 (See Note 7).

The new note of $49,819 carries interest at 8% and was due on February 13, 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. During September 2018, the Noteholder made conversions of 52,244,433 shares of our restricted common stock with a fair value of $37,011 in satisfaction of principal balance of $15,000 and accrued interest in full (See Note 7). At March 31, 2019 and December 31, 2018, the convertible note payable with principal balance of $34,819, at fair value, was recorded at $64,751 and $62,508.

•	During February 2018, we issued a convertible denture in the amount of $200,000 to an unrelated third party. The note carries interest at 8% and is due in February 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $1,646,242. At March 31, 2019 and December 31, 2018, the convertible note payable with principal balance of $200,000, at fair value, was recorded at $372,274 and $358,665. The note carries additional $200,000 “Back-end Note” ($100,000 each) with the same terms as the original note.

•	During April 2018, $65,000 of one of the $100,000 Back-end Note was funded. The note carries interest at 8% and is due in February 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $110,700. At March 31, 2019 and December 31, 2019, the convertible note payable, at fair value, was recorded at $120,989 and $115,165.

•	During March 2018, we issued a convertible denture in the amount of $60,000 to an unrelated third party. The note carries interest at 8% and is due in March 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $48,418. At March 31, 2019 and December 31, 2018, the convertible note payable, at fair value, was recorded at $109,184 and $107,329. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend to us another $60,000.

•	During June 2018, the $60,000 Back-end Note was funded. The note carries interest at 8% and is due in March 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $68,067. At March 31, 2019 and December 31, 2018, the convertible note payable, at fair value, was recorded at $107,584 and $105,334.

•	During May 2018, we issued a convertible denture in the amount of $60,000 to an unrelated third party. The note carries interest at 8% and is due in May 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $59,257. At March 31, 2019 and December 31, 2018, the convertible note payable, at fair value, was recorded at $107,590 and $106,681.

•	During August 2018, we issued a convertible denture in the amount of $31,500 to an unrelated third party. The note carries interest at 8% and is due in August 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $23,794. At March 31, 2019 and December 31, 2018, the convertible note payable, at fair value, was recorded at $55,951 and $55,409.

All of the above convertible notes with principal balance of a total of $511,319 were settled in October 2020 (See Note 12).

•	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note carries interest at 8% and was due on May 4, 2018, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 20% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. During November 2017, the Note holder made a conversion of our restricted common stocks satisfying the principal balance of $856 and penalty of $6,400 for a fair value of $21,399. At December 31, 2017, the convertible note payable, at fair value, was recorded at $185,765. During February 2018, the remaining balance of $63,144 with accrued interest and penalty of $12,442 was assigned and sold to three unrelated third parties. During June 2018, a Note holder made a conversion of 50,670,000 shares of our restricted common stock with a fair value of $70,938 in satisfaction of the balance of $34,060 plus accrued interest of $8,607. At March 31, 2019 and December 31, 2018, the remaining principal of $29,381, at fair value, was recorded at $65,762 and $63,315.

•	On March 28, 2016, we signed an expansion agreement with Brewer and Associates Consulting, LLC (“B+A”) to the original consulting agreement dated on October 15, 2015 for consulting services for twelve months for a monthly fee of $7,000. To relieve our cash obligation of $36,000 per original agreement, we issued three convertible notes for a total of $120,000 which includes the fees due under the original agreement and the new monthly fees due under the expansion agreement. The $40,000 and $60,000 of the Notes were paid in full as of December 31, 2016 and December 31, 2017, respectively. The remaining balance of $20,000 Notes is in default and negotiation of settlement. We have accrued interest at default interest rate of 20% after the note’s maturity date. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. At March 31, 2019 and December 31, 2018, the convertible notes payable with principal balance of $20,000, at fair value, were recorded at $46,779 and $47,481, respectively.
•	During July 2018, we issued a convertible denture in the amount of $50,000 to an unrelated third party. The note carries interest at 8% and is due in July 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock at fifty-five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $46,734. At March 31, 2019 and December 31, 2019, the convertible note payable, at fair value, was recorded at $97,131 and $96,157.

•	During August 2018, we issued a convertible denture in the amount of $20,000 to an unrelated third party. The note carries interest at 8% and is due in August 2019, unless previously converted into shares of restricted common stock. The Note holder has the right to convert the note into shares of Common Stock at fifty five-percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $17,829. At March 31, 2019 and December 31, 2018, the convertible note payable, at fair value, was recorded at $38,701 and $38,297.

•	During January 2019, the principal balance of $60,000 from a promissory note of $75,000 originated in September 2016 (See Note 6(2)) and accrued interest of $15,900 was restated in the form of a Convertible Note. The new note of $75,900 was due in one year from the restatement of the note. The Noteholder has the right to convert the note into shares of Common Stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $75,900. At March 31, 2019, the convertible note payable, at fair value, was recorded at $151,800.

•	During February 2019, we issued a convertible promissory note to an unrelated third party in the amount up to $1,000,000 paid upon tranches. The note is due two years from the execution and funding of the note per tranche. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. The first tranche of the Note in the amount of $35,508 has been funded as of March 31, 2019. In connection with issuance of the convertible note, the Noteholder agreed to eliminate two outstanding Notes of $27,000 and the accrued interest of $11,412 that were held by the Noteholder’s defunct entities. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $23,672. At March 31, 2019, the convertible note payable, at fair value, was recorded at $59,180.

7.     STOCKHOLDERS' DEFICIT

Common Stock Issued for Accrued Expense

During January 2019, in connection with the settlement of a default penalty of debt of $110,000 originated in December 2016, we issued a total of 81,000,000 shares of our restricted common stock with a fair value of $32,400 to the Note holder (See Note 6). We had an accrual of $32,400 to account for the cost of the shares at December 31, 2018.

Common Stock Issued for Services

During June 2018, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 100,000,000 shares of the Company’s restricted common stock were issued. The shares were valued at $0.0012 per share. The Company recorded an equity compensation charge of $30,000 during the three months ended March 31, 2019 and $70,000 during the year ended December 31, 2018. The remaining unrecognized compensation cost of $20,000 for the period from April through May 2019 will be recognized by the Company over the remaining service period.

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

On March 31, 2017, in connection with the issuance of an $80,000 Note, we granted three-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.005 per share. The warrants were valued at their fair value of $608 and $977 using the Black-Scholes method on March 31, 2019 and December 31, 2018. The warrants expire on March 30, 2020.

On March 3, 2016, in connection with the issuance of a convertible note, we granted five-year warrants to purchase an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.03 per share. The warrants were valued at their fair value of $350 and $491 using the Black-Scholes method at March 31, 2019 and December 31, 2018. The warrants expire on March 3, 2021.

On April 4, 2016, in connection with the issuance of convertible notes, we granted three-year warrants to purchase an aggregate of 4,000,000 shares of our common stock at an exercise price of $0.05 per share. The warrants were valued at their fair value of $0 using the Black-Scholes method at March 31, 2019 and December 31, 2018. The warrants expire on April 4, 2019.

During April 2014, the Company issued a total of 100,000 warrants to purchase common stock at an exercise price of $0.025 per share in connection with issuance of a convertible note payable to Coventry. The warrants were valued at their fair value of $0 using the Black-Scholes method at March 31, 2019 and December 31, 2018. The warrants expire on April 9, 2019.

During February 2019, the Company granted the total of 110,000,000 warrants to purchase common stock at an exercise price of $0.001 per share in connection with issuance of three convertible notes. The warrants were valued at $8,147 using the Black-Scholes method and recorded as a debt discount that was amortized over the life of the notes. The warrants expire in August 2019.

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the three months ended March 31, 2019 and the year ended December 31, 2018:

	Number Of shares	Weighted average exercise price

Balance December 31, 2017	13,540,000	$0.023
Exercised	-	-
Issued	-	$-
Forfeited	(940,000)	0.015
Balance December 31, 2018	12,600,000	$0.026
Exercised	-	-
Issued	110,000,000	$0.001
Forfeited	-	-
Balance March 31, 2019	122,600,000	$0.01

The following table summarizes information about fixed-price warrants outstanding as of March 31, 2019 and December 31, 2018:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
March 31, 2019	$0.001-0.05	53,422,222	0.52 years	$0.01
December 31, 2018	$0.005-0.05	12,600,000	1.11 years	$0.026

At March 31, 2019, the aggregate intrinsic value of all warrants outstanding and expected to vest was $0. The intrinsic value of warrant share is the difference between the fair value of our restricted common stock and the exercise price of such warrant share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money warrants had they exercised their warrants on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0002, closing stock price of our restricted common stock on March 29, 2019. There were no in-the-money warrants at March 31, 2019.

9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018
Accrued consulting fees	$161,550	$161,550
Accrued settlement expenses	315,000	347,400
Accrued payroll taxes	132,186	120,182
Accrued interest	188,409	180,509
Accrued legal fees	-	-
Accrue others	20,279	22,208
Total	$817,424	$831,849

10. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2019	December 31, 2018
Supplier advances for future purchases	$209,759	$200,911
Reserve for supplier advances	(200,911)	(200,911)
Net supplier advances	8,848	-
Prepaid professional fees	-	13,000
Deferred stock compensation	20,000	50,000
Total	$28,848	$63,000

We performed an evaluation of our inventory and related accounts at March 31, 2019 and December 31, 2018, and increased the reserve on supplier advances for future venom purchases by $0 and $47,757, respectively. At March 31, 2019 and December 31, 2018, the total valuation allowance for prepaid venom is $200,911.

11.     COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2016, we entered into our current three-year operating lease for monthly payments of approximately $3,200 which expired in February 2019. The lease is currently month-to-month, thus classified as short-term and not reported on the balance sheet under Topic ASC 842.

ReceptoPharm leases a lab and renewed its operating lease agreement for five years beginning August 1, 2017 for monthly payments of approximately $6,900 with a 5% increase each year.

March 31, 2019
Lease cost
Operating lease cost	$15,244
Short-term lease cost	16,734
Total lease cost	$31,978

Balance sheet information
Operating ROU Assets	$265,931

Operating lease obligations, current portion	66,669
Operating lease obligations, non-current portion	199,166
Total operating lease obligations	$265,835

Weighted average remaining lease term (in years) – operating leases	3.42
Weighted average discount rate-operating leases	8%

Supplemental cash flow information related to leases were as follows, for the three months ended March 31, 2019:

Cash paid for amounts included in the measurement of operating lease liabilities	$19,267

Future minimum payments under these lease agreements are as follows:

March 31,	Total
2020	$85,554
2021	88,821
2022	92,251
2023	38,920
Total future lease payments	$305,546
Less imputed interest	39,712
Total	$265,834

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of March 31, 2019. We have accrued the $142,500 in accrued expense as of March 31, 2019 and December 31, 2018.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of March 31, 2019 and December 31, 2018, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

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

Get Credit Healthy, Inc. v. Nutra Pharma Corp. and Rik Deitsch, Case No. CACE 18-017055

On August 1, 2018, Get Credit Healthy, Inc. filed a lawsuit against Nutra Pharma Corp. and Rik Deitsch (collectively the “Defendants”) in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-017055) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. Counsel for Get Credit Healthy, Inc. requested an early mediation conference in an attempt to resolve our dispute. We agreed to this request, and mediation took place on February 15, 2019.  At December 31, 2018, we owed principal balance of $101,818 and accrued interest of $21,023. At mediation, Get Credit Healthy, Inc. claimed that the individual that breached the binding memorandum of understanding with Nutra Pharma Corp. was never an owner of Get Credit Healthy, Inc., but rather, a close friend that encouraged Get Credit Healthy, Inc. to make the subject loan to Nutra Pharma Corp.  Ultimately, the parties were able to reach a Confidential Settlement Agreement to resolve the dispute, and an Agreed Order was entered dismissing the lawsuit. The lawsuit was settled on February 15, 2019 for $104,000 with scheduled payments. The repayments were made in full as of November 2020 (See Note 6).

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC).  Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful.  At March 31, 2019, we owed principal balance of $91,156 and accrued interest of $21,706 (See Note 6) if the defenses and our new claims are deemed to be of no merit.

The Company also filed affirmative claims against the Plaintiff, its owner Dan Oran and several relate entities. The case has not been set for trial as of this date.

Securities and Exchange Commission v. Nutra Pharma Corporation, Erik Deitsch, and Sean Peter McManus

On September 28, 2018, the United States Securities and Exchange Commission (the “SEC”) filed a lawsuit in the United States District Court for the Eastern District of New York (Case No. 2:18-cv-05459) against the Company, Mr. Deitsch, and Mr. McManus. The lawsuit alleges that, from July 2013 through June 2018, the Company and the other defendants defrauded investors by making materially false and misleading statements about the Company and violated anti-fraud and other securities laws.

The violations alleged against the Company by the SEC include: (a) raising over $920,000 in at least two private placement offerings for which the Company failed to file required registration statements with the SEC; (b) issuing a series of materially false or misleading press releases; (c) making false statements in at least one Form 10-Q; and (d) failing to make required public filings with the SEC to disclose the Company’s issuance of millions of shares of stock. The lawsuit makes additional allegations against Mr. McManus and Mr. Deitsch, including that Mr. McManus acted as a broker without SEC registration and defrauded at least one investor by making false statements about the Company, that Mr. Deitsch engaged in manipulative trades of the Company’s stock by offering to pay more for shares he was purchasing than the amount the seller was willing to take, and that Mr. Deitsch failed to make required public filings with the SEC. The lawsuit seeks both injunctive and monetary relief.

On May 29, 2019 (following each of the defendants filing motions to dismiss), the SEC filed a First Amended Complaint which generally alleged the same conduct as its original Complaint, but accounted for certain guidance provided by the United States Supreme Court in a case that had been recently decided. Each of the defendants then moved to dismiss the SEC’s First Amended Complaint. On March 31, 2020, the Court entered an Order granting in part and denying in part the various motions to dismiss. Following that Order, the SEC filed a Second Amended Complaint (the operative pleading) and the defendants have filed their answers which generally deny liability. At this time, discovery is closed and the SEC has indicated an intent to file a summary judgment motion regarding certain non-fraud claims asserted in its Second Amended Complaint. The defendants have opposed the SEC’s request to file such motion(s). The Court conducted a hearing on February 23, 2021 and set an initial briefing schedule for the SEC’s Motion for Partial Summary Judgment wherein the Plaintiffs’ Motion for Partial Summary Judgment was due on April 5, 2021, the Defendants’ Consolidated (i.e., collectively, Nutra Pharma Corporation, Erik “Rik” Deitsch, and Sean McManus) Response Brief to the SEC’s Motion is due May 3, 2021, and the Plaintiffs’ Reply Brief is due on May 19, 2021.  On March 23, 2021, the Plaintiff filed a Motion for Extension of Time to file the Motion for Partial Summary Judgment. On March 24, 2021, the Court entered an order granting the Motion for Extension of Time and modified the briefing schedule as follows: Plaintiffs’ Motion is due on or before April 9, 2021, the Defendants’ Response is due on or before May 7, 2021, and the Plaintiffs’ Reply is due on or before May 21, 2021. The Company disputes the allegations in this lawsuit and continues to vigorously defend against the SEC’s claims. Mr. Deitsch and Mr. McManus have similarly defended the lawsuit since its filing and each contest liability. The Company does not believe that it engaged in any fraudulent activity or made any material misrepresentations concerning the Company and/or its products.

12.     SUBSEQUENT EVENTS

Convertible Notes Payable

During February 2019, we issued convertible promissory notes to unrelated third parties for a total of $55,000 with original issuance discount of $5,000. The notes were due six months from the execution and funding of the notes. During December 2019, $22,000 of the Note was amended to extend the maturity date to June 2020. During August 2020, $38,500 of the Notes was amended with additional original issuance discount of $7,550 due February 2021. During October 2020, $16,500 of the Notes was amended with additional original issuance discount of $1,650 due April 2021.The Noteholders have the right to convert the note into shares of Common Stock at a conversion price of $0.0005. In connection with the issuance of amended convertible notes, the Company granted the following warrants at an exercise price of $0.001 per share. The warrants were valued using the Black-Scholes method and recorded as a debt discount that was amortized over the life of the notes. No warrants have been exercised.

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

During January and March 2020, we issued convertible promissory notes to an unrelated third party for a total of $68,750 with original issuance discount of $6,250. The Noteholder has the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0005. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes resulted in a BCF in the amount of $5,500. The BCF was recorded as a debt discount that was amortized over the life of the notes. The Notes were due in January and March 2021. The Notes are in default and negotiation of settlement.

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

During July 2020, we issued a convertible promissory note to an unrelated third party for $20,900 with original issuance discount of $1,900. The Noteholder has the right to convert the note into shares of Common Stock at a fixed conversion price of $0.00052. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes resulted in a BCF in the amount of $15,273. The BCF was recorded as a debt discount that was amortized over the life of the notes. The note was due January 2021. The Note is in default and negotiation of settlement.

During August 2020, we issued convertible promissory notes to an unrelated third party for $5,500 with original issuance discount of $500. The Noteholder has the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0005. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes resulted in a BCF in the amount of $1,100. The BCF was recorded as a debt discount that was amortized over the life of the notes. The note was due February 2021. The Note is in default and negotiation of settlement.

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

Amendment of Convertible Promissory Notes

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

During September 2019, the Note of $36,000 with original issuance discount of $6,000 amended in September 2018 was restated. The $6,000 original issuance discount from the Note amended in September 2018 has been repaid in full as of September 2019. The restated principal balance was $36,000 with the original issuance discount of $6,000 and was due September 2020. The $6,000 original issuance discount from the Note amended in September 2019 has been repaid in full as of September 2020. The Note was further restated in September 2020. The restated principal balance was $36,000 with the original issuance discount of $6,000 and is due March 2021. The Note is in default and negotiation of settlement.

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

During December 2019, two Notes for a total of $46,500 originated in October and November 2018 and the accounts payable of $39,000 for consulting fees were settled with 500,000,000 shares of common stocks. The shares were valued at fair value of $300,000, and have not been issued.

During February through August 2018, we issued seven convertible promissory notes to an unrelated third party due one year from the execution dates. The principal balance of these Notes on March 31, 2019 was $511,319. During September 2020, a Note holder received a total of 107,133,333 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,140. During October 2020, the Note holder received a total of 107,817,770 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,345. During October 2020, the Note holder sold the remaining debt of $467,000 and accrued interest of $166,168 for $250,000 to a non-related party.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the first quarter of 2019 has focused upon marketing our homeopathic drugs for the treatment of pain:

•	Nyloxin® (Stage 2 Pain)
•	Nyloxin® Extra Strength (Stage 3 Pain)
•	Pet Pain–Away

During our first quarter of 2019 and thereafter, the following has occurred:

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

In December 2011, we began marketing Nyloxin® and Nyloxin® Extra Strength at www.nyloxin.com and on www.Amazon.com/nyloxin. Both Nyloxin® and Nyloxin®Extra Strength are packaged in a roll–on container, squeeze bottle and as an oral spray. Additionally, Nyloxin® topical gel is available in an 8 ounce pump bottle.

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

Pet Pain–Away

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

We are currently working with consultants to develop trial protocols for a Phase I/II trial for the use of RPI–78M in the treatment of Pediatric Multiple Sclerosis. We expect to begin the trial in FY2021.

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

Results of Operations – Comparison of Three Months Periods Ended March 31, 2019 and March 31, 2018

Sales for the three–month period ended March 31, 2019 were $41,322 compared to $32,476 for the three months period ended March 31, 2018.  The increase in net sales is primarily attributable to the increase in Pet Pain-Away products sales.

Cost of sales for the three–month period ended March 31, 2019 is $15,625 compared to $5,859 for the three–month period March 31, 2018.  Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the three–month period ended March 31, 2019 is $25,697 or 62.19% compared to $26,617 or 81.96% for the three–month period ended March 31, 2018. The decrease in our profit margin is primarily due to increase in the credit card processing fees and manufacturing cost.

Selling, general and administrative expenses (“SG&A”) decreased $89,438 or 24.57% from $364,073 for the quarter ended March 31, 2018 to $274,635 for the quarter ended March 31, 2019, generally due to the overall decrease of approximately $89,000 in professional fees.

Interest expense, including related party interest expense, decreased $195,948 or 71.18%, from $275,289 for the quarter ended March 31, 2018 to $79,341 for quarter ended March 31, 2018.  This decrease was due to an overall decrease in short term indebtedness in the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended March 31, 2019 and 2018, the liability related to these hybrid instruments fluctuated, resulting in a loss of $129,417 and $1,133,488, respectively.

Gain on settlement of debts and accounts payable decreased $691,393 or 92.35%, from $748,646 for the three months ended March 31, 2018 to a gain of $57,253 for the three months ended March 31, 2019.  This decrease was due to the decrease in settlement of debts.

As a result of the foregoing, our net loss decreased by $597,144 or 59.86%, from $997,587 for the quarter ended March 31, 2018 to $400,443 for the quarter ended March 31, 2019.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended March 31, 2019, we have an accumulated deficit of $61,673,285. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $6,348,242 and a stockholders’ deficit of $6,296,489 at March 31, 2019.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of March 31, 2019, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations. At March 31, 2019, the balance due to our President and CEO, Rik Deitsch, is $182,464, which is an unsecured demand loan that bears interest at 4%. During the three months ended March 31, 2019, we repaid $4,100 to and collected $9,950 from Mr. Deitsch and the Companies owned by him. Additionally, accrued interest on the demand loan was $1,817 and is included in the due to officer account.

During the three months ended March 31, 2019, we raised $100,508 through the issuance of convertible notes.

We expect to utilize the proceeds from these funds and additional capital to manufacture Nyloxin® and Pet Pain–Away and reduce our debt level.  We estimate that we will require approximately $240,000 to fund our existing operations and ReceptoPharm’s operations through December 31, 2019.  These costs include: (i) compensation for three (3) full–time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services.  These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

Uncertainties and Trends

Our operations and possible revenues are dependent now and in the future upon the following factors:

•	whether Nyloxin®, Nyloxin® Extra Strength and Pet Pain–Away will be accepted by retail establishments where they are sold;
•	because Nyloxin® is a novel approach to the over–the–counter pain market, whether it will be accepted by consumers over conventional over–the–counter pain products;
•	whether Nyloxin® Military Strength will be successfully launched and be accepted in the marketplace;
•	whether our international drug applications will be approved and in how many countries;
•	whether we will be successful in marketing Nyloxin®, Nyloxin® Extra Strength and Pet Pain–Away in our target markets and create nationwide and international visibility for our products;
•	whether our drug delivery system, i.e. oral spray and gel, will be accepted by consumers who may prefer a pain pill delivery system;
•	whether competitors’ pain products will be found to be more attractive to consumers;
•	whether we successfully develop and commercialize products from our research and development activities;
•	whether we compete effectively in the intensely competitive biotechnology area;
•	whether we successfully execute our planned partnering and out–licensing products or technologies;
•	whether the current economic downturn and related credit and financial market crisis will adversely affect our ability to obtain financing, conduct our operations and realize opportunities to successfully bring our technologies to market;
•	whether we are subject to litigation and related costs in connection with use of products;
•	whether we will successfully contract with domestic distributor(s)/advertiser(s) for our products and whether that will cause interruptions in our operations;
•	whether we comply with FDA and other extensive legal/regulatory requirements affecting the healthcare industry.

Off–Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

•	An obligation under a guarantee contract.
•	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets.
•	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.
•	Any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

We do not have any off–balance sheet arrangements or commitments other than those disclosed in this report that have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2019, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2019, as defined in Rule 13a–15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10–K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of March 31, 2019. In light of this, we performed additional post–closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or 15d–15 under the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful.  At March 31, 2019, we owed principal balance of $91,156 and accrued interest of $21,706 (See Note 6) if the defenses and our new claims are deemed be of no merit.

The Company also filed affirmative claims against the Plaintiff, its owner Dan Oran and several relate entities. The case has not been set for trial as of this date.

Securities and Exchange Commission v. Nutra Pharma Corporation, Erik Deitsch, and Sean Peter McManus

On September 28, 2018, the United States Securities and Exchange Commission (the “SEC”) filed a lawsuit in the United States District Court for the Eastern District of New York (Case No. 2:18-cv-05459) against the Company, Mr. Deitsch, and Mr. McManus. The lawsuit alleges that, from July 2013 through June 2018, the Company and the other defendants defrauded investors by making materially false and misleading statements about t and violated anti-fraud and other securities laws.

The violations alleged against the Company by the SEC include: (a) raising over $920,000 in at least two private placement offerings for which the Company failed to file required registration statements with the SEC; (b) issuing a series of materially false or misleading press releases; (c) making false statements in at least one Form 10-Q; and (d) failing to make required public filings with the SEC to disclose the Company’s issuance of millions of shares of stock. The lawsuit makes additional allegations against Mr. McManus and Mr. Deitsch, including that Mr. McManus acted as a broker without SEC registration and defrauded at least one investor by making false statements about the Company, that Mr. Deitsch engaged in manipulative trades of the Company’s stock by offering to pay more for shares he was purchasing than the amount the seller was willing to take, and that Mr. Deitsch failed to make required public filings with the SEC. The lawsuit seeks both injunctive and monetary relief.

On May 29, 2019 (following each of the defendants filing motions to dismiss), the SEC filed a First Amended Complaint which generally alleged the same conduct as its original Complaint, but accounted for certain guidance provided by the United States Supreme Court in a case that had been recently decided. Each of the defendants then moved to dismiss the SEC’s First Amended Complaint. On March 31, 2020, the Court entered an Order granting in part and denying in part the various motions to dismiss. Following that Order, the SEC filed a Second Amended Complaint (the operative pleading) and the defendants have filed their answers which generally deny liability. At this time, discovery is closed and the SEC has indicated an intent to file a summary judgment motion regarding certain non-fraud claims asserted in its Second Amended Complaint. The defendants have opposed the SEC’s request to file such motion(s). The Court conducted a hearing on February 23, 2021 and set an initial briefing schedule for the SEC’s Motion for Partial Summary Judgment wherein the Plaintiffs’ Motion for Partial Summary Judgment was due on April 5, 2021, the Defendants’ Consolidated (i.e., collectively, Nutra Pharma Corporation, Erik “Rik” Deitsch, and Sean McManus) Response Brief to the SEC’s Motion is due May 3, 2021, and the Plaintiffs’ Reply Brief is due on May 19, 2021.  On March 23, 2021, the Plaintiff filed a Motion for Extension of Time to file the Motion for Partial Summary Judgment. On March 24, 2021, the Court entered an order granting the Motion for Extension of Time and modified the briefing schedule as follows: Plaintiffs’ Motion is due on or before April 9, 2021, the Defendants’ Response is due on or before May 7, 2021, and the Plaintiffs’ Reply is due on or before May 21, 2021. Nutra Pharma disputes the allegations in this lawsuit and continues to vigorously defend against the SEC’s claims. Mr. Deitsch and Mr. McManus have similarly defended the lawsuit since its filing and each contest liability. The Company does not believe that it engaged in any fraudulent activity or made any material misrepresentations concerning the Company and/or its products.

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

Common Stock Issued for Settlement of Default Penalty

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

Item 3. Defaults Upon Senior Securities

Debt owed to a Director

During 2010, we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. At March 31, 2019 and December 31, 2018, we owed this director accrued interest of $146,004 and $141,808.

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

NUTRA PHARMA CORP.
Registrant

Dated: April 5, 2021	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer