Form 10-Q
period 2019-06-30
NUTRA PHARMA CORP
filed 2021-05-07
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

As of May 7, 2021, there were 7,214,349,714 shares of common stock and 3,000,000 shares of Series A preferred stock issued and outstanding.

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10–Q for the period ending June 30, 2019, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward–looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward–looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$113,713	$-
Accounts receivable	28,134	17,065
Inventory	36,528	35,302
Prepaid expenses and other current assets	44,348	63,000
Total current assets	222,723	115,367

Property and equipment, net	8,290	10,500
Operating lease right-of-use assets	251,887	-
Security deposit	15,550	15,550
Total assets	$498,450	$141,417

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$553,277	$475,409
Accrued expenses	887,948	831,849
Accrued payroll due to officers	1,153,893	1,050,993
Accrued interest to related parties	150,372	141,808
Due to officer	161,418	186,497
Derivative warrant liability	1,934	1,468
Other debt, net of discount, current portion	4,867,086	3,338,576
Operating lease obligations, current portion	68,806	-
Total current liabilities	7,844,734	6,026,600
Promissory note, less current portion	4,616	51,410
Convertible note, less current portion	119,879	-
Operating lease obligations, less current portion	181,379	-
Total liabilities	8,150,608	6,078,010

Commitments and Contingencies

Stockholders' deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized: 3,000,000 Series A Preferred shares issued and outstanding at June 30, 2019 and December 31, 2018	3,000	3,000
Common stock, $0.001 par value, 8,000,000,000 shares authorized: 5,038,246,111 and 4,046,746,110 shares issued and outstanding at June 30, 2019 and December 31, 2018	5,038,246	4,046,746
Additional paid-in capital	50,648,088	51,286,503
Accumulated deficit	(63,341,492)	(61,272,842)
Total stockholders' deficit	(7,652,158)	(5,936,593)
Total liabilities and stockholders' deficit	$498,450	$141,417

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
		(Restated)		(Restated)
Net sales	$10,215	$29,381	$51,537	$60,357
Cost of sales	(3,774)	(16,570)	(19,399)	(20,929)
Gross profit	6,441	12,811	32,138	39,428

Operating expenses:
Selling, general and administrative - including stock based compensation of $26,500 and $10,000 for the three months ended June 30, 2019 and 2018, and $56,500 and $10,000 for the six months ended June 30, 2019 and 2018, respectively	334,287	348,660	608,922	712,733
Total operating expenses	334,287	348,660	608,922	712,733
Loss from operations	(327,846)	(335,849)	(576,784)	(673,305)

Other income (expenses)
Interest expense	(59,832)	(161,312)	(134,977)	(432,872)
Interest expense to related parties	(4,368)	(3,882)	(8,564)	(7,611)
Change in fair value of convertible notes and derivatives	(1,275,111)	(849,376)	(1,404,528)	(1,982,864)
Gain (Loss) on settlement of debt and accounts payable, net	(1,050)	19,677	56,203	768,323
Total Other income (expenses)	(1,340,361)	(994,893)	(1,491,866)	(1,655,024)
Loss before income taxes	(1,668,207)	(1,330,742)	(2,068,650)	(2,328,329)
Provision for income taxes	-	-	-
Net loss	$(1,668,207)	$(1,330,742)	$(2,068,650)	$(2,328,329)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year - basic and diluted	4,612,987,869	2,723,756,675	4,336,212,961	2,458,305,604

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders' Deficit

For the three months ended June 30, 2019 and 2018

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -March 31, 2019	3,000,000	$3,000	4,127,746,110	$4,127,746	$51,246,050	$(61,673,285)	$(6,296,489)

Issuance of common stock in exchange for services to consultants			135,000,000	135,000	(105,000)		30,000
Common stock issued for debt modification and penalty			3,500,000	3,500	(2,450)		1,050
Common stock issued for conversion of debt			750,000,000	750,000	(475,000)		275,000
Common stock issued with Debt--Debt discount			22,000,001	22,000	(15,512)		6,488
Net loss						(1,668,207)	(1,668,207)
Balance -June 30, 2019	3,000,000	$3,000	5,038,246,111	$5,038,246	$50,648,088	$(63,341,492)	$(7,652,158)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -March 31, 2018	3,000,000	$3,000	2,332,105,170	$2,332,105	$50,887,528	$(58,385,734)	$(5,163,101)

Issuance of common stock in exchange for services to consultants			100,000,000	100,000	20,000		120,000
Common stock issued for debt modification and penalty			1,000,000	1,000	700		1,700
Common stock issued for conversion of debt			802,946,997	802,947	350,681		1,153,628
Common stock issued with Debt--Debt discount			5,000,000	5,000	3,678		8,678
Beneficial conversion features					105,000		105,000
Net loss						(1,330,742)	(1,330,742)
Balance -June 30, 2018 (Restated)	3,000,000	$3,000	3,241,052,167	$3,241,052	$51,367,587	$(59,716,476)	$(5,104,837)

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders' Deficit

For the six months ended June 30, 2019 and 2018

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2018	3,000,000	$3,000	4,046,746,110	$4,046,746	$51,286,503	$(61,272,842)	$(5,936,593)

Issuance of common stock in exchange for services to consultants			135,000,000	135,000	(105,000)		30,000
Common stock issued for debt modification and penalty			3,500,000	3,500	(2,450)		1,050
Common stock issued for conversion of debt			750,000,000	750,000	(475,000)		275,000
Common stock issued with Debt--Debt discount			22,000,001	22,000	(15,512)		6,488
Common stock issued for settlement of debt			81,000,000	81,000	(48,600)		32,400
Warrants issued with Debt--Debt discount					8,147		8,147
Net loss						(2,068,650)	(2,068,650)
Balance -June 30, 2019	3,000,000	$3,000	5,038,246,111	$5,038,246	$50,648,088	$(63,341,492)	$(7,652,158)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2017	3,000,000	$3,000	2,032,233,701	$2,032,234	$49,942,719	$(57,388,147)	$(5,410,194)

Issuance of common stock in exchange for services to consultants			100,000,000	100,000	20,000		120,000
Common stock issued for debt modification and penalty			71,621,469	71,621	28,949		100,570
Common stock issued for conversion of debt			1,027,946,997	1,027,947	1,130,691		2,158,638
Common stock issued with Debt--Debt discount			9,250,000	9,250	9,315		18,565
Beneficial conversion features					235,913		235,913
Net loss						(2,328,329)	(2,328,329)
Balance -June 30, 2018 (Restated)	3,000,000	$3,000	3,241,052,167	$3,241,052	$51,367,587	$(59,716,476)	$(5,104,837)

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
		(Restated)
Cash flows from operating activities:
Net loss	$(2,068,650)	$(2,328,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	31,789	-
Accrued interest expense for amount due to officer	3,536	-
Gain on settlement of debt and accounts payable	(56,203)	(768,323)
Depreciation	2,210	3,753
Stock-based compensation	56,500	10,000
Stock-based loan modification cost	-	126,700
Change in fair value of convertible notes and derivatives	1,404,528	1,982,864
Amortization of loan discount	62,078	207,837
Amortization of operating lease right-of-use assets	29,288	-
Changes in operating assets and liabilities:
Increase in accounts receivables	(13,858)	(1,137)
Increase in inventory	(1,226)	(39,282)
Increase in prepaid expenses and other current assets	(7,848)	(44,257)
Increase in accounts payable	77,868	113,083
Increase in accrued expenses	115,811	58,610
Increase in accrued payroll due to officers	102,900	-
Decrease in deferred revenue	-	(22,490)
Increase in accrued interest to related parties	8,564	-
Decrease in operating lease obligations	(30,990)	-
Net cash used in operating activities	(283,703)	(700,971)

Cash flows from financing activities:
Loans from officer	4,100	105,100
Repayment of officers loans	(61,715)	(106,150)
Proceeds from notes payable-related party	-	-
Repayments of notes payable-related party	-	-
Proceeds from convertible notes, net of debt discount and loan issuance cost $5,000 and $14,650, respectively	484,879	729,000
Repayment of convertible notes	(10,000)	-
Repayments of other notes payable	(19,848)	(4,000)
Net cash provided by financing activities	397,416	723,950

Net increase in cash	113,713	22,979

Cash - beginning of period	-	-

Cash - end of period	$113,713	$22,979

Supplemental Cash Flow Information:
Cash paid for interest	$-	$5,425
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:
Note and stock issued in settlement of notes and accounts payable	$32,400	$-
Shares issued to satisfy debt	$275,000	$5,242,524
Discounts on notes payable	$14,635	$18,565
Debt discount for beneficial conversion features	$-	$235,913
Right-of-use asset due to adoption of ASC 842	$281,175	$-
Operating lease liabilities due to adoption of ASC 842	$281,175	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019

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

Restatement of Prior Period Presentation

Certain prior period amounts have been restated. Restatements have been made for the three and six months ended June 30, 2018 to correct the change in the fair value of convertible notes and to record a gain on settlement of debt and accounts payable. As a result of these changes, the following occurred:

1.	Net loss for the three months ended June 30, 2018 decreased by $19,143 ($0.00 per share) (see table below).
2.	Net loss for the six months ended June 30, 2018 decreased by $3,110,017 ($0.00 per share) (see table below).
3.	At June 30, 2018, there was no change to total stockholders' deficit but additional paid-in capital and accumulated deficit decreased by $3,110,017.
4.	Certain amounts in cash flows from operating activities were updated for the six months ended June 30, 2018, but there was no change to the total net cash used in operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

	For the Three Months Ended June 30, 2018
	Amounts Restated	Amounts Previously Reported	Adjustments Decrease in Net Loss
Change in fair value of convertible notes and derivatives	$(849,376)	$(868,519)	$19,143
Net effect of restatement on net loss			$19,143

	For the Six Months Ended June 30, 2018
	Amounts Restated	Amounts Previously Reported	Adjustments Decrease in Net Loss
Change in fair value of convertible notes and derivatives	$(1,982,864)	$(4,344,235)	$2,361,371
Gain on settlement of debt and accounts payable	768,323	19,677	748,646
Net effect of restatement on net loss			$3,110,017

Liquidity and Going Concern

Our Unaudited Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $63,341,492 at June 30, 2019. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $7,622,011 and a stockholders’ deficit of $7,652,158 at June 30, 2019.

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

Revenue from Contracts with Customers

On January 1, 2018, we adopted Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, "Revenue from Contracts with Customers" ("ASC Topic 606") using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The cumulative impact of adopting ASC Topic 606 resulted in no changes to retained earnings at January 1, 2018. The impact to revenue for the three and six months ended June 30, 2018 was an increase of $1,280 and $2,780, respectively, as a result of applying ASC Topic 606 to certain revenues generated through online distributors which are now presented gross as we have control over providing the products related to such revenues. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company has evaluated the impact of ASC Topic 606 and determined that there is no change to the Company's accounting policies, except for the recording of certain product sales to a distributor, in which a portion of the cash proceeds received is remitted back to the distributor. Under ASC Topic 606, the Company determined that these sales should be recorded on a gross basis.

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. Management believes that the receivables are fully collectable. Therefore, no allowance for doubtful account is deemed to be required at June 30, 2019 and December 31, 2018.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of goods sold. We performed an evaluation of our inventory and related accounts at June 30, 2019 and December 31, 2018, and increased the reserve on supplier advances for future venom purchases included in the prepaid expenses and other current assets by $0 and $47,757, respectively. At June 30, 2019 and December 31, 2018, the total valuation allowance for prepaid venom is $200,911.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the three months ended June 30, 2019, there was one customer that accounted for 27% of the total revenues. For the three months ended June 30, 2018, there was one customer that accounted for 45% of the total revenues. For the six months ended June 30, 2019, there were two customers that accounted for 25% and 49% of the total revenues, respectively. For the six months ended June 30, 2018, there was one customer that accounted for 22% of the total revenues. As of June 30, 2019 and December 31, 2018, 100% and 84% of the accounts receivable balance are reserves due from two payment processors.

Operating Lease Right-of-Use Asset and Liability

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (Topic 842), as amended (“ASC Topic 842”). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and classify as either operating or finance leases. We adopted this standard effective January 1, 2019 using the modified retrospective approach for all leases entered into before the effective date. Adoption of the ASC Topic 842 had a significant effect on our balance sheet resulting in increased non-current assets and increased current and non-current liabilities. There was no impact to retained earnings upon adoption of the new standard. We did not have any finance leases (formerly referred to as capital leases prior to the adoption of ASC Topic 842), therefore there was no change in accounting treatment required. For comparability purposes, the Company will continue to comply with the previous disclosure requirements in accordance with the existing lease guidance and prior periods are not restated.

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

The impact of the adoption of ASC 842 on the balance sheet was:

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

Income Taxes

The Company recorded no income tax expense for the six months ended June 30, 2019 and 2018 because the estimated annual effective tax rate was zero. As of June 30, 2019, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Net Loss Per Share

Net loss per share is calculated in accordance with FASB ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of June 30, 2019 and 2018, the following items were not included in dilutive loss as the effect is anti-dilutive:

	June 30, 2019	June 30, 2018
Options and warrants	118,500,000	13,475,000
Convertible notes payable	7,050,986,979	1,625,457,403
Total	7,169,486,979	1,638,932,403

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

2.     FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at June 30, 2019 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at June 30, 2019 and December 31, 2018:

	Fair Value Measurements at June 30, 2019
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$1,934	$-	$-	$1,934
Convertible notes at fair value	$2,821,182	$-	$-	$2,821,182

	Fair Value Measurements at December 31, 2018
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$1,468	$-	$-	$1,468
Convertible notes at fair value	$1,156,341	$-	$-	$1,156,341

The following table shows the changes in fair value measurements for the warrant liability using significant unobservable inputs (Level 3) during the six months ended June 30, 2019 and the year ended December 31, 2018:

Description	June 30, 2019	December 31, 2018
Beginning balance	$1,468	$5,903
Total (gain) loss included in earnings (1)	466	(4,435)
Ending balance	$1,934	$1,468

(1)   The gain related to the revaluation of our warrant liability is included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations. We valued our warrants using a Dilution-Adjusted Black-Scholes Model. Assumptions used include (1) 1.75% to 2.81% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 256%-305% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at June 30, 2019 and December 31, 2018:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
June 30, 2019	$1,066,479	8%-20%	18%-24%	23.95-27.95	$0.00015-$0.05	50%-60%	3 to 25 Days
December 31, 2018	$1,566,433	8%-12%	18%-20%	25.95-27.95	$0.0002-$0.20	40%-60%	3 to 25 Days

Using the stated assumptions summarized in table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2019 and the year ended December 31, 2018:

Description	June 30, 2019	December 31, 2018
Beginning balance	$1,156,341	$1,925,959
Purchases and issuances	535,779	472,029
Day one loss on value of hybrid instrument (1)	671,476	2,021,041
Loss from change in fair value (1)	732,586	130,344
Gain on settlement	-	(958,581)
Conversion to common stock	(275,000)	(2,434,451)
Ending balance	$2,821,182	$1,156,341

(1)   The losses related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

3.     INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At June 30, 2019 and December 31, 2018, inventories were as follows:

	June 30, 2019	December 31, 2018
Raw Materials	$34,433	$33,431
Finished Goods	2,095	1,871
Total Inventories	$36,528	$35,302

4.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Computer equipment	$25,120	$25,120
Furniture and fixtures	34,757	34,757
Lab equipment	53,711	53,711
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	216,033	216,033
Less: Accumulated depreciation	(207,743)	(205,533)
Property and equipment, net	$8,290	$10,500

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At June 30, 2019, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the six-months ended June 30, 2019 and 2018 was $2,210 and $3,753, respectively, and $1,105 and $1,825 for the three-months ended June 30, 2019 and 2018, respectively.

5.     DUE TO/FROM OFFICER

At June 30, 2019, the balance due to our President and CEO, Rik Deitsch, is $161,418, which is an unsecured demand loan that bears interest at 4%. During the six months ended June 30, 2019, we repaid $61,715 to and collected $4,100 from Mr. Deitsch and the Companies owned by him. Additionally, accrued interest on the demand loan was $3,536 and is included in the due to officer account.

At December 31, 2018, the balance due to our President and CEO, Rik Deitsch, is $186,497, which is an unsecured demand loan that bears interest at 4%. . During the six months ended June 30, 2018, we repaid $106,150 to and collected $105,100 from Mr. Deitsch and the Companies owned by him. Additionally, accrued interest on the demand loan was $7,674 and is included in the due to officer account. The Company has fully reserved receivables from companies owned by the Company's CEO. The reserve was $534,470 and $505,470 as of June 30, 2019 and December 31, 2018.

6.     DEBTS

Debts consist of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Note payable– Related Party (Net of discount of $1,200 and $2,400, respectively) (1)	$13,200	$12,000
Notes payable – Unrelated third parties (Net of discount of $1,000 and $17,870, respectively) (2)	1,387,877	1,469,690
Convertible notes payable – Unrelated third parties (Net of discount of $6,710 and $29,371, respectively) (3)	814,016	751,955
Convertible notes payable, at fair value (Net of discount of $44,694 and $0, respectively) (4)	2,776,488	1,156,341
Ending balances	4,991,581	3,389,986
Less: Long-term portion-Notes payable-Unrelated third parties	$(4,616)	$(51,410)
Less: Long-term portion-Convertible Notes payable-Unrelated third parties	(119,879)	-
Current portion	$4,867,086	$3,338,576

(1)	During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. At June 30, 2019 and December 31, 2018, we owed this director accrued interest of $150,372 and $141,808. The interest expense for the six-months ended June 30, 2019 and 2018 was $8,564 and $7,611, respectively, and $4,368 and $3,882 for the three-months ended June 30, 2019 and 2018, respectively.

In December 2017, we issued a promissory note to a related party in the amount of $12,000 with original issuance discount of $2,000. The note was amended in December 2018 with original issuance discount of $2,400 and was due in twelve months from the execution and funding of the note. At June 30, 2019 and December 31, 2018, the principal balance of the loan is $13,200 and $12,000, net of debt discount of $1,200 and $2,400, respectively. The Note was settled in June 2020.

(2)	At June 30, 2019 and December 31, 2018, the balance of $1,387,877 and $1,469,690 net of discount of $1,000 and $17,870, respectively, consisted of the following loans:

•	In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The notes carry interest at 12% annually and were due on the date that was six-months from the execution and funding of the note. Upon default in February 2017, the Notes became convertible at $0.008 per share. During March 2017, we repaid principal balance of $6,365. During April 2017, the Notes with accrued interest were restated. The restated principal balance of $201,818 bears interest at 12% annually and was due October 12, 2017. During June 2017, we repaid principal balance of $8,844. The loan was reclassified to notes payable – unrelated third parties after the director resigned in March 2018. At June 30, 2019 and December 31, 2018, we owed principal balance of $169,634 and $192,974, and accrued interest of $45,456 and $40,033, respectively. The principal balance of $101,818 and accrued interest of $21,023 were settled on February 15, 2019 for $104,000 with scheduled payments through May 1, 2020. We recorded a gain on settlement of debt in other income for $18,841. The Company repaid $4,500 during the six months ended June 30, 2019. At June 30, 2019, the balance owed is $99,500 including the accrued interest of $21,023. The remaining principal balance of $91,156 and accrued interest of $24,433 is being disputed in court and negotiation for settlement (See Note 11).

•	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments and on January 26, 2012, we signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). We repaid $25,000 during the three months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). The $100,000 penalty was expensed during 2012. LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013 the debt of $281,772 reverted back to LPR.

•	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge is currently outstanding and carries no interest.

•	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At June 30, 2019 and December 31, 2018, the accrued interest is $3,242 and $2,739.

•	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At June 30, 2019 and December 31, 2018, the outstanding principal balance is $50,000 and accrued interest is $43,834 and $37,801.

•	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At June 30, 2019 and December 31, 2018, the outstanding principal balance is $50,000 and accrued interest is $37,033 and $31,000.

•	In August 2016, we issued a promissory note to an unrelated third party in the amount of $150,000 bearing monthly interest at a rate of 2.5%. The note was due in six months from the execution and funding of the note. During April 2017, the note with accrued interest were restated. The restated principal balance of $180,250 bears monthly interest at a rate of 2.5% and was due October 20, 2017. During January 2018, the note with accrued interest were restated. The restated principal balance of $220,506 bears monthly interest at a rate of 2.5% and was due July 12, 2018. In connection with this restated note, we issued 2,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $2,765 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization for the debt discount for the year ended December 31, 2018 was $2,765. During July 2018, we issued 5,000,000 restricted shares due to the default on repayment of the promissory note of $220,506 restated in January 2018.The shares were valued at fair value of $5,500. During December 2018, the note with accrued interest were restated. The restated principal balance of $282,983 bears monthly interest at a rate of 2.0% and was due June 17, 2019. The note is in default and negotiation of settlement. In connection with this restated note, we issued 10,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,945 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization for the debt discount for the six months ended June 30, 2019 and 2018 was $3,616 and $2,765, respectively. The debt discount at June 30, 2019 and December 31, 2018 was $0 and $3,616. At June 30, 2019 and December 31, 2018, the principal balance is $282,983, and the accrued interest is $36,977 and $2,830, respectively.

•	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In January 2019, the principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). The remaining note of $15,000 was assigned to an unrelated third party and is in negotiation of settlement. At June 30, 2019 and December 31, 2018, the principal balance is $15,000 and $75,000, and the accrued interest is $1,371 and $17,271, respectively.

•	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At June 30, 2019 and December 31, 2018, the accrued interest is $33,333 and $27,300.

•	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At June 30, 2019 and December 31, 2018, the accrued interest is $2,573 and $1,944.

•	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. We have recorded loan costs in the amount of $5,500 for the loan origination fees paid at inception date. The debt discount was fully amortized as of June 30, 2019. At December 31, 2017, the principal balance of the loan was $191,329 and in negotiation of settlement. During June 2018, the loan was settled for $170,402 with scheduled repayments of approximately $7,000 per month through July 2020. We recorded a gain on settlement of debt in other income for $20,927 in June 2018. The Company repaid $34,976 during 2018 and $13,848 during the six months ended June 30, 2019. At June 30, 2019 and December 31, 2018, the principal balance is $121,578 and $135,426.

•	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The original issuance discount was fully amortized as of December 31, 2018. The note is in default and in negotiation of settlement. At June 30, 2019 and December 31, 2018, the principal balance of the note is $50,000.

•	In September 2017, we issued a promissory note to an unrelated third party in the amount of $36,000 with original issue discount of $6,000. During September 2018 and 2019, the Note was amended with original issuance discount of $6,000 each due in September 2019 and 2020, respectively. The Note was further restated in September 2020. The restated principal balance was $33,000 with the original issuance discount of $3,000 and is due March 2021. The original issue discount is amortized over the term of the loan. Amortization for the debt discount for the six months ended June 30, 2019 and 2018 was $5,000 and $1,500, respectively. The debt discount at June 30, 2019 and December 31, 2018 is $2,500 and $6,000. Repayments of $1,500 and $7,000 have been made during 2017 and 2018, respectively. During the six months ended June 30, 2019, repayment of $1,500 has been made. The Note is under personal guarantee by Mr. Deitsch. At June 30, 2019 and December 31, 2018, the principal balance of the note is $31,000 and $27,500, net of debt discount of $1,000 and $6,000, respectively. The note is in default and in negotiation of settlement.

•	In October 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issuance discount of $10,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,200 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. At December 31, 2017, the principal balance of the note is $60,000. Debt discount and original issuance discount were fully amortized as of December 31, 2018. During April 2018, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayment. The shares were valued at fair value of $1,700. During April 2018, the Note was restated in the amount of $60,000 including the original issuance discount of $10,000 due October 2018. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $8,678 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discount and original issuance discount have been fully amortized as of December 31, 2018. During November 2018, the Note was restated in the amount of $60,000 including the original issuance discount of $10,000 due May 2019. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $2,381 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Pursuant to the restatement of the Note, the Company agreed that the original issuance discount of $10,000 from the April 2018 Note would be paid to the lender upon execution of restated Note in November 2018. The settlement agreement executed in December 2018 provides that 10,000,000 shares are issued due to the late payment. The shares were valued at $3,000. During July 2019, payment of original issuance discount of $10,000 was made. The restated Note in November 2018 and prior notes are all under personal guarantee by Mr. Deitsch. Amortization of debt discount and original issuance discount for the six months ended June 30, 2019 was $1,587 and $6,667. Amortization for the debt discount and original issuance discount was $3,616 and $4,617, respectively for the six months ended June 30, 2018. As of June 30, 2019 and December 31, 2018, the amount due is $70,000 and $61,746, net of discount of $0 and $8,254. During January and July 2020, this Note and the Note of $76,076 amended in August 2018(See Note 6(3)) were combined and restated and was due January 2021. The Note is in negotiation of restatement.

•	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 10,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $5,600 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of December 31, 2018. The loan is in default and in negotiation of settlement. 1,500,000 shares of common stocks were issued due to the default of repayments with a fair value of $2,250 in 2018. During March 2020, $50,000 of the Note of $120,000 with original issuance discount of 20,000 originated in November 2017 was settled for 125,000,000 shares. An additional 36,000,000 shares were issued to satisfy the default provision of the original note and 10,000,000 shares were issued along with the restatement. The total fair value of issued stock was $119,700. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. The $84,000 due in September 2020 is in default and negotiation of further settlement. At June 30, 2019 and December 31, 2018, the principal balance of the loan is $120,000.

•	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $2,900 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of December 31, 2018. The note is in default and in negotiation of settlement. 7,000,000 shares of common stock were issued due to the default of repayments with a fair value of $5,600 during 2018. At June 30, 2019 and December 31, 2018, the principal balance of the note is $18,000 and the accrued interest is $2,000 and $0, respectively.

(3)	At June 30, 2019 and December 31, 2018, the balance of $814,016 and $751,955 net of discount of $6,710 and $29,371, respectively, consisted of the following convertible loans:

•	On March 19, 2014, we issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. The first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014. The notes carry interest at 8% and were due on March 19, 2018. The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. During 2018, repayment of $3,000 was made. At December 31, 2018, the principal balance of the note is $27,000 and the accrued interest is $11,412. The two outstanding Notes were settled in connection with issuance of the convertible note in the amount of up to $1,000,000 in February 2019 (See Note 6(4)), as a result, we recorded a gain on settlement of debt in other income for $38,412.

•	During July 2016, we issued a convertible note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2.0% and convertible at $0.05 per share. During January 2017, the Note was restated with principal amount of $56,567 bearing monthly interest rate of 2.5%. The New Note of $56,567 was due on July 26, 2017 and convertible at $0.05 per share. During February 2018, the Notes with accrued interest of $65,600 was restated. The restated principal balance of $65,600 bears monthly interest at a rate of 2.5% and was due August 14, 2018. In connection with this restated note, we issued 1,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $4,035 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discount was fully amortized as of December 31, 2018. During August 2018, the Notes with accrued interest of $10,476 were restated. The restated principal balance of $76,076 bears monthly interest at a rate of 2.5% and is due February 2019. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,800 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization of debt discount of $2,850 has been recorded as of December 31, 2018. The remaining debt discount of $950 was fully amortized during the three months ended March 31, 2019. The note is under personal guarantee by Mr. Deitsch. At June 30, 2019 and December 31, 2018, the convertible note payable was recorded at $76,076 and $75,126, net of discount of $0 and $950, respectively. The accrued interest as of June 30, 2019 and December 31, 2018 is $12,150 and $8,177. During January and July 2020, this Note and the Note of $60,000 amended in November 2018(See Note 6(2)) were combined and restated and was due January 2021. The Note is in negotiation of restatement.

•	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,300 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of June 30, 2019. The loan is in default and in negotiation of settlement. 1,000,000 shares of common stock were issued due to the default of repayments with a fair value of $1,500 during 2018. At June 30, 2019 and December 31, 2018, the principal balance of the note is $60,000.

•	During January through December 2018, we issued convertible notes payable to the 20 unrelated third parties for a total of $618,250 with original issue discount of $62,950. The notes are due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes resulted in a beneficial conversion feature in the amount of $249,113. In addition, upon the issuance of convertible notes, the Company issued 10,250,000 shares of common stock. The Company has recorded a debt discount in the amount of $6,542 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The total discount of $255,655 and original issuance discount of $62,950 was amortized over the term of the debt. These Notes are in default and in negotiation of settlement.

During the first quarter of 2019, we issued convertible notes payable of $70,000 with original issuance discount of $5,000. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price of $0.0005 per share. In addition, upon the issuance of convertible notes, the Company granted the total of 110,000,000 warrants at an exercise price of $0.001 per share. The warrants were valued at $8,147 using the Black-Scholes method and recorded as a debt discount that was amortized over the life of the notes. The Notes were further restated in December 2019, and August and October 2020. They are in default and in negotiation of settlement. During the second quarter of 2019, we restated two convertible notes payable with additional original issue discount of $6,400 and issued 6,000,001 shares of common stock with a fair value of $1,800 (See Note 7). The two restated notes were due in August 2019 and are in default. The total discount of $8,200 was amortized over the term of the notes.

Repayment of $10,000 was made in May 2019.

Amortization for the six months ended June 30, 2019 and 2018 was $43,058 and $144,062. At June 30, 2019 and December 31, 2018, the principal balance of the notes, net of discount of $6,710 and $28,421 is $677,940 and $589,829.

(4)	At June 30, 2019 and December 31, 2018, the balance of $2,821,182 and $1,156,341, respectively, consisted of the following convertible loans:

•	During December 2016, we issued a Convertible Debenture to an unrelated third party in the amount of $110,000. The note carries interest at 12% and matured on September 8, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of our restricted common stock for the twenty-five trading days preceding the conversion date. During June and July 2017, the Note holder made conversions of a total of 179,800,000 shares of stock satisfying the principal balance of $63,001 and accrued interest for a fair value of $298,575. At December 31, 2017, the convertible note payable, at fair value, was recorded at $147,314. During February 2018, the remaining balance of $46,999 with accrued interest of $2,820 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note. As part of the debt sale, the Company entered into a settlement agreement with the original noteholder for a settlement of a default penalty of the original debt. During February and July, 2018, we issued a total of 105,157,409 shares of our restricted common stock to the original Note holder with a fair value of $147,220. At December 31, 2018, the Company owed additional shares to the original noteholder and recorded an accrual of $32,400 to account for the cost of the shares, and the shares were issued in January 2019 (See Notes 7).

The new note of $49,819 carries interest at 8% and was due on February 13, 2019. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. During September 2018, the Noteholder made a conversions of 52,244,433 shares of our restricted common stock with a fair value of $37,011 in satisfaction of principal balance of $15,000 and accrued interest in full. At June 30, 2019 and December 31, 2018, the convertible note payable with principal balance of $34,819, at fair value, was recorded at $90,965 and $62,508.

•	During February 2018, we issued a convertible denture in the amount of $200,000 to an unrelated third party. The note carries interest at 8% and was due in February 2019. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $1,646,242. At June 30, 2019 and December 31, 2018, the convertible note payable with principal balance of $200,000, at fair value, was recorded at $520,037 and $358,665. The note carries additional $200,000 “Back-end Note” ($100,000 each) with the same terms as the original note.

•	During April 2018, $65,000 of one of the $100,000 Back-end Note was funded. The note carries interest at 8% and is due in February 2019. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $110,700. At June 30, 2019 and December 31, 2018, the convertible note payable, at fair value, was recorded at $169,012 and $115,165.

•	During March 2018, we issued a convertible denture in the amount of $60,000 to an unrelated third party. The note carries interest at 8% and was due in March 2019. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $48,418. At June 30, 2019 and December 31, 2018, the convertible note payable, at fair value, was recorded at $153,556 and $107,329. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend to us another $60,000.

•	During June 2018, the $60,000 Back-end Note was funded. The note carries interest at 8% and is due in March 2019. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $68,067. At June 30, 2019 and December 31, 2018, the convertible note payable, at fair value, was recorded at $153,556 and $105,334.

•	During May 2018, we issued a convertible denture in the amount of $60,000 to an unrelated third party. The note carries interest at 8% and was due in May 2019. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $59,257. At June 30, 2019 and December 31, 2018, the convertible note payable, at fair value, was recorded at $148,033 and $106,681.

•	During August 2018, we issued a convertible denture in the amount of $31,500 to an unrelated third party. The note carries interest at 8% and was due in August 2019. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $23,794. At June 30, 2019 and December 31, 2018, the convertible note payable, at fair value, was recorded at $75,133 and $55,409.

All of the above convertible notes with principal balance of a total of $511,319 were settled in October 2020 (See Note 12).

•	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note carries interest at 8% and was due on May 4, 2018. We have accrued interest at default interest rate of 20% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. During November 2017, the Note holder made a conversion of our restricted common stocks satisfying the principal balance of $856 and penalty of $6,400 for a fair value of $21,399. At December 31, 2017, the convertible note payable, at fair value, was recorded at $185,765. During February 2018, the remaining balance of $63,144 with accrued interest and penalty of $12,442 was assigned and sold to three unrelated third parties. During June 2018, a Note holder made a conversion of 50,670,000 shares of our restricted common stock with a fair value of $70,938 in satisfaction of the balance of $34,060 plus accrued interest of $8,607. At June 30, 2019 and December 31, 2018, the remaining principal of $29,381, at fair value, was recorded at $90,948 and $63,315.

•	On March 28, 2016, we signed an expansion agreement with Brewer and Associates Consulting, LLC (“B+A”) to the original consulting agreement dated on October 15, 2015 for consulting services for twelve months for a monthly fee of $7,000. To relieve our cash obligation of $36,000 per original agreement, we issued three convertible notes for a total of $120,000 which includes the fees due under the original agreement and the new monthly fees due under the expansion agreement. The $40,000 and $60,000 of the Notes were paid in full as of December 31, 2016 and December 31, 2017, respectively. The remaining balance of $20,000 Notes is in default and negotiation of settlement. We have accrued interest at default interest rate of 20% after the note’s maturity date. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. At June 30, 2019 and December 31, 2018, the convertible notes payable with principal balance of $20,000, at fair value, were recorded at $75,219 and $47,481, respectively.
•	During July 2018, we issued a convertible denture in the amount of $50,000 to an unrelated third party. The note carries interest at 8% and is due in July 2019. The Note holder has the right to convert the note into shares of Common Stock at fifty five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $46,734. At June 30, 2019 and December 31, 2018, the convertible note payable, at fair value, was recorded at $130,626 and $96,157.

•	During August 2018, we issued a convertible denture in the amount of $20,000 to an unrelated third party. The note carries interest at 8% and is due in August 2019. The Note holder has the right to convert the note into shares of Common Stock at fifty five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $17,829. At June 30, 2019 and December 31, 2018, the convertible note payable, at fair value, was recorded at $52,019 and $38,297.

•         During January 2019, the principal balance of $60,000 from a promissory note of $75,000 originated in September 2016 (See Note 6(2)) and accrued interest of $15,900 was restated in the form of a Convertible Note. The new note of $75,900 was due in one year from the restatement of the note. The Noteholder has the right to convert the note into shares of Common Stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $75,900. At June 30, 2019, the convertible note payable, at fair value, was recorded at $202,400.

•         During February 2019, we issued a convertible promissory note to an unrelated third party in the amount up to $1,000,000 paid upon tranches. The note is due two years from the execution and funding of the note per tranche. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. The first two tranches of the Note in the amount of $219,879 has been funded as of June 30, 2019. In connection with issuance of the convertible note, the Noteholder agreed to eliminate two outstanding Notes of $27,000 and the accrued interest of $11,412 that were held by the Noteholder’s defunct entities. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $335,576. During May and June 2019, the Note holder made conversions of a total of 750,000,000 shares of stock satisfying the principal balance of $100,000 for a fair value of $275,000 (See Note 7). At June 30, 2019, the convertible note payable with principal balance of $119,879, at fair value, was recorded at $319,678.

•         During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note (See Note 7). The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $240,000. At June 30, 2019, the convertible note payable, at fair value, was recorded at $640,000. The Note is in default and negotiation of settlement

7.     STOCKHOLDERS' DEFICIT

Common Stock Issued for Accrued Expense

During January 2019, in connection with the settlement of a default penalty of debt of $110,000 originated in December 2016, we issued a total of 81,000,000 shares of our restricted common stock with a fair value of $32,400 to the Note holder (See Note 6). We had an accrual of $32,400 to account for the cost of the shares at December 31, 2018.

Common Stock Issued for Services

During June 2018, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 100,000,000 shares of the Company’s restricted common stocks were issued. The shares were valued at $0.0012 per share. The Company recorded an equity compensation charge of $20,000 and $50,000 during the three and six months ended June 30, 2019. The Company recorded an equity compensation charge of $10,000 during the three and six months ended June 30, 2018.

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

The Company recorded an equity compensation charge of $6,500 during the three and six months ended June 30, 2019. The remaining unrecognized compensation cost of $23,500 will be recognized by the Company over the remaining service period.

Common Stock Issued with Indebtedness

In May 2019, in connection with amendment of two convertible notes payable, we issued a total of 6,000,001 shares of our common stock with a fair value of $1,800 (See Note 6).

In June 2019, in connection with issuance of a convertible notes payable, we issued a total of 16,000,000 shares of our common stock with a fair value of $4,688 (See Note 6).

Common Stock Issued for Conversion of Debt

During May and June 2019, the Note holder made conversions of a total of 750,000,000 shares of stock for a fair value of $275,000 satisfying the principal balance of $100,000 of a $219,879 Note originated in February 2019 (See Note 6).

Date	Number of	Fair Value of
	shares converted	Debt Converted
5/6/2019	250,000,000	$75,000
5/31/2019	250,000,000	$100,000
6/6/2019	250,000,000	$100,000

Common Stock Issued for Debt Modification

During May and June 2019, we issued a total of 3,500,000 restricted shares to three Note holders due to the default on repayment of the convertible notes. The shares were valued at fair value of $1,050.

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

On March 31, 2017, in connection with the issuance of an $80,000 Note, we granted three-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.005 per share. The warrants were valued at their fair value of $1,203 and $977 using the Black-Scholes method on June 30, 2019 and December 31, 2018. The warrants expire on March 30, 2020.

On March 3, 2016, in connection with the issuance of a convertible note, we granted five-year warrants to purchase an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.03 per share. The warrants were valued at their fair value of $731 and $491 using the Black-Scholes method at June 30, 2019 and December 31, 2018. The warrants expire on March 3, 2021.

On April 4, 2016, in connection with the issuance of convertible notes, we granted three-year warrants to purchase an aggregate of 4,000,000 shares of our common stock at an exercise price of $0.05 per share. The warrants were valued at their fair value of $0 using the Black-Scholes method at June 30, 2019 and December 31, 2018. The warrants expired on April 4, 2019.

During April, 2014, the Company issued a total of 100,000 warrants to purchase common stock at an exercise price of $0.025 per share in connection with issuance of a convertible note payable to Coventry. The warrants were valued at their fair value of $0 using the Black-Scholes method at June 30, 2019 and December 31, 2018. The warrants expired on April 9, 2019.

During February 2019, the Company granted the total of 110,000,000 warrants to purchase common stock at an exercise price of $0.001 per share in connection with issuance of three convertible notes. The warrants were valued at $8,147 using the Black-Scholes method and recorded as a debt discount that was amortized over the life of the notes. The warrants expire in August 2019.

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the six months ended June 30, 2019 and the year ended December 31, 2018:

	Number Of shares	Weighted average exercise price
Balance December 31, 2017	13,540,000	$0.023
Exercised	-	-
Issued	-	-
Forfeited	(940,000)	0.015
Balance December 31, 2018	12,600,000	$0.026
Exercised	-	-
Issued	110,000,000	0.001
Forfeited	(4,100,000)	0.021
Balance June 30, 2019	118,500,000	$0.01

The following table summarizes information about fixed-price warrants outstanding as of June 30, 2019 and December 31, 2018:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
June 30, 2019	$0.001-0.03	86,233,702	0.55 years	$0.01
December 31, 2018	$0.005-0.05	12,600,000	1.11 years	$0.026

At June 30, 2019, the aggregate intrinsic value of all warrants outstanding and expected to vest was $0. The intrinsic value of warrant share is the difference between the fair value of our restricted common stock and the exercise price of such warrant share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money warrants had they exercised their warrants on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0004, closing stock price of our restricted common stock on June 28, 2019. There were no in-the-money warrants at June 30, 2019.

9.     ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018
Accrued consulting fees	$192,050	$161,550
Accrued settlement expenses	315,000	347,400
Accrued payroll taxes	144,093	120,182
Accrued interest	217,972	180,509
Accrue others	18,833	22,208
Total	$887,948	$831,849

10.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2019	December 31, 2018
Supplier advances for future purchases	$221,759	$200,911
Reserve for supplier advances	(200,911)	(200,911)
Net supplier advances	20,848	-
Prepaid professional fees	-	13,000
Deferred stock compensation	23,500	50,000
Total	$44,348	$63,000

We performed an evaluation of our inventory and related accounts at June 30, 2019 and December 31, 2018, and increased the reserve on supplier advances for future venom purchases by $0 and $47,757, respectively. At June 30, 2019 and December 31, 2018, the total valuation allowance for prepaid venom is $200,911.

11.     COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2016, we entered into our current three-year operating lease for monthly payments of approximately $3,200 which expired in February 2019. The lease is currently month-to-month, thus classified as short-term and not reported on the balance sheet under ASC 842.

ReceptoPharm leases a lab and renewed its operating lease agreement for five years beginning August 1, 2017 for monthly payments of approximately $6,900 with a 5% increase each year.

June 30, 2019
Lease cost
Operating lease cost	$29,288
Short-term lease cost	33,776
Total lease cost	$63,064

Balance sheet information
Operating ROU Assets	$251,887

Operating lease obligations, current portion	68,806
Operating lease obligations, non-current portion	181,379
Total operating lease obligations	$250,185

Weighted average remaining lease term (in years) – operating leases	3.17
Weighted average discount rate-operating leases	8%

Supplemental cash flow information related to leases were as follows, for the six months ended June 30, 2019:

Cash paid for amounts included in the measurement of operating lease liabilities	$46,211

Future minimum payments under these lease agreements are as follows:

June 30,	Total
2020	$86,345
2021	89,651
2022	93,122
2023	15,567
Total future lease payments	$284,685
Less imputed interest	34,500
Total	$250,185

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of June 30, 2019. We have accrued the $142,500 in accrued expense as of June 30, 2019 and December 31, 2018.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of June 30, 2019 and December 31, 2018, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

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

Get Credit Healthy, Inc. v. Nutra Pharma Corp. and Rik Deitsch, Case No. CACE 18-017055

On August 1, 2018, Get Credit Healthy, Inc. filed a lawsuit against the Company and Rik Deitsch (collectively the “Defendants”) in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-017055) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. Counsel for Get Credit Healthy, Inc. requested an early mediation conference in an attempt to resolve our dispute. We agreed to this request, and mediation took place on February 15, 2019.  At December 31, 2018, we owed principal balance of $101,818 and accrued interest of $21,023. At mediation, Get Credit Healthy, Inc. claimed that the individual that breached the binding memorandum of understanding with the Company was never an owner of Get Credit Healthy, Inc., but rather, a close friend that encouraged Get Credit Healthy, Inc. to make the subject loan to the Company ultimately, the parties were able to reach a Confidential Settlement Agreement to resolve the dispute, and an Agreed Order was entered dismissing the lawsuit. The lawsuit was settled on February 15, 2019 for $104,000 with scheduled payments. The repayments were made in full as of November 2020 (See Note 6).

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC).  Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful.  At June 30, 2019, we owed principal balance of $91,156 and accrued interest of $24,433 (See Note 6) if the defenses and our new claims are deemed to be of no merit.

The Company also filed affirmative claims against the Plaintiff, its owner Dan Oran and several relate entities. The case has not been set for trial as of this date.

Securities and Exchange Commission v. Nutra Pharma Corporation, Erik Deitsch, and Sean Peter McManus

On September 28, 2018, the United States Securities and Exchange Commission (the “SEC”) filed a lawsuit in the United States District Court for the Eastern District of New York (Case No. 2:18-cv-05459) against the Company, Mr. Deitsch, and Mr. McManus. The lawsuit alleges that, from July 2013 through June 2018, the Company and the other defendants’ defrauded investors by making materially false and misleading statements about the Company and violated anti-fraud and other securities laws.

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

12.     SUBSEQUENT EVENTS

Convertible Notes Payable

The convertible promissory notes to unrelated third parties for a total of $55,000 with original issuance discount of $5,000 issued in February 2019 were due in August 2019. During December 2019, $22,000 of the Note was amended to extend the maturity date to June 2020. During August 2020, $38,500 of the Notes was amended with additional original issuance discount of $7,550 due February 2021. During October 2020, $16,500 of the Notes was amended with additional original issuance discount of $1,650 due April 2021.The Noteholders have the right to convert the note into shares of Common Stock at a conversion price of $0.0005. In connection with the issuance of amended convertible notes, the Company granted the following warrants at an exercise price of $0.001 per share. The warrants were valued using the Black-Scholes method and recorded as a debt discount that was amortized over the life of the notes. No warrants have been exercised.

Month of Issuance	Number of	Fair Value of	Month of Expiration
	Warrants	Warrants
December, 2019	44,000,000	7,370	August, 2020
August, 2020	92,100,000	22,879	August, 2021
October, 2020	39,930,000	9,497	October, 2022

During January 2020 through February 2020, the Note holder received a total of 500,000,000 shares of our restricted common stock in satisfaction the $175,000 of the Note originated in February 2019 with a fair value of $425,000. . During February through March 2021, the Note holder received a total of 205,080,000 shares of our restricted common stock in satisfaction the $102,540 of the Note with a fair value of $2,100,612. The remaining balance of $19,373 is due September 2022.

Date	Number of	Fair Value of
	shares converted	Debt Converted
1/21/2020	250,000,000	150,000
2/18/2020	250,000,000	275,000
2/25/2021	137,700,000	1,500,930
3/3/2021	67,380,000	599,682

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

During November 2020, the Note holder assigned $20,000 of the $75,900 convertible note restated in January 2019 to a third party. The third party subsequently received a total of 100,000,000 shares of our restricted common stock in satisfaction the $20,000 of the Note with a fair value of $120,000. At December 31, 2020, the balance of $55,900 remains outstanding. The note was due January 2021. The Note is in default and negotiation of settlement.

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

During January 2020, the Note of $60,000 with original issuance discount of $10,000 amended in November 2018 and the Note of $88,225 plus accrued interest at a rate of 2.5% monthly to an unrelated third party were combined and restated. The restated principal balance was $148,225 that carries interest at a rate of 2.0% monthly due July 2020. During July 2020, the restated Note of $148,225 plus accrued interest of $18,701 was further restated. The new principal balance was $166,926 that carries interest at a rate of 2.0% monthly and was due January 2021. During February 2021, we issued 29,072,500 shares of common stock to satisfy the accrued interest of $23,258 with fair value of $343,056. The settlement of accrued interest resulted in a loss on settlement of debt in other income for $319,798. The principal balance of $166,926 was further restated. The restated balance is $183,619 with an original issuance discount of $16,693 and is due August 2021.

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

During February through August 2018, we issued seven convertible promissory notes to an unrelated third party due one year from the execution dates. The principal balance of these Notes on June 30, 2019 was $511,319. During September 2020, a Note holder received a total of 107,133,333 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,140. During October 2020, the Note holder received a total of 107,817,770 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,345. During October 2020, the Note holder sold the remaining debt of $467,000 and accrued interest of $166,168 for $250,000 to a non-related party.

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

Advances

During the periods from October 2019 through May 2020, the Company received a total of $175,000 in deposits from a third party in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold pending the outcome of the lawsuit with the SEC.

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

During January 2021, we issued a total of 25,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $166,926 amended in July 2020. The shares were valued at fair value of $107,500.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the first quarter of 2019 has focused upon marketing our homeopathic drugs for the treatment of pain:

•	Nyloxin® (Stage 2 Pain)
•	Nyloxin® Extra Strength (Stage 3 Pain)
•	Pet Pain–Away

During our second quarter of 2019 and thereafter, the following has occurred:

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

On February 12, 2021 we announced that we are focusing on our intellectual property portfolio and have engaged new IP attorneys at Christopher & Weisberg P.A.

On February 23, 2021 we provided updates on our work in improving our existing facilities for manufacturing and validation of our drug products. This included the renewal of our lease for our current lab space and bringing all of manufacturing in-house.

On March 11, 2021 we announced that we had engaged AccuReg, Inc. as outside Regulatory and Quality Assurance consultants as part of our work in improving our existing facilities for manufacturing and validation of our drug products.

On March 16, 2021 we announced our plans for the marketing and distribution of Luxury Feet; an over-the-counter pain reliever and anti-inflammatory product that is designed for women who experience pain or discomfort due to high heels and stilettos.

On April 15, 2021 we announced that our newest product, Luxury Feet, was available for purchase on Amazon.com.

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

In February of 2020, we took back the marketing of Pet Pain-Away and are currently selling the product on Amazon.com and through www.petpainaway.com.

Luxury Feet

In June of 2017 we announced the creation of Luxury Feet; an over–the–counter pain reliever and anti–inflammatory product that is designed for women who experience pain or discomfort due to high heels and stilettos. In March of 2021 we announced plans for the marketing and distribution of Luxury Feet and on April 15, 2021 we announced that the product was available for purchase on Amazon. We will continue with the marketing efforts of Luxury Feet throughout 2021 with plans to start social media campaigns and a retail rollout later in the year.

Equine Pain-Away (Formerly Equine Nyloxin)

In October of 2013, we announced that we were in the process of launching the newest addition to our line of homeopathic treatments for chronic pain, Equine Nyloxin. We had been working with trainers and veterinarians in the equine industry and have already identified distributors for the product. The Equine Nyloxin® represents the Company's first topical solution for the animal market. Equine Nyloxin was rebranded as Equine Pain-Away and officially rolled into the market in October of 2019. Equine Pain-Away is being marketed through several retailers and online at www.EquinePainAway.com and on Amazon.

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

Revenue Recognition: On January 1, 2018, we adopted Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, "Revenue from Contracts with Customers" ("ASC Topic 606") using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The cumulative impact of adopting ASC Topic 606 resulted in no changes to retained earnings at January 1, 2018. The impact to revenue for the six months ended June 30, 2018 was an increase of $2,780 as a result of applying ASC Topic 606 to certain revenues generated through online distributors which are now presented gross as we have control over providing the products related to such revenues. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company has evaluated the impact of ASC Topic 606 and determined that there is no change to the Company's accounting policies, except for the recording of certain product sales to a distributor, in which a portion of the cash proceeds received is remitted back to the distributor. Under ASC Topic 606, the Company determined that these sales should be recorded on a gross basis.

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

Results of Operations – Comparison of Three Months Periods Ended June 30, 2019 and June 30, 2018

Sales for the three–month period ended June 30, 2019 were $10,215 compared to $29,381 for the three months period ended June 30, 2018.  The decrease in net sales is primarily attributable to the decrease in Pet Pain-Away products sales.

Cost of sales for the three–month period ended June 30, 2019 is $3,774 compared to $16,570 for the three–month period June 30, 2018.  Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the three–month period ended June 30, 2019 is $6,441 or 63.05% compared to $12,811 or 43.60% for the three–month period ended June 30, 2018. The increase in our profit margin is primarily due to decrease in the manufacturing cost.

Selling, general and administrative expenses (“SG&A”) decreased $14,373 or 4.12% from $348,660 for the quarter ended June 30, 2018 to $334,287 for the quarter ended June 30, 2019, generally due to the overall decrease of approximately $14,000 in professional fees.

Interest expense, including related party interest expense, decreased $100,994 or 50.39%, from $165,194 for the quarter ended June 30, 2018 to $64,200 for quarter ended June 30, 2019.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended June 30, 2019 and 2018, the liability related to these hybrid instruments fluctuated, resulting in a loss of $1,275,111 and $849,376, respectively.

Gain on settlement of debts and accounts payable decreased $20,727 or 105.34%, from a gain of $$19,677 for the three months ended June 30, 2018 to a loss of $1,050 for the three months ended June 30, 2019.  This decrease was due to the decrease in settlement of debts.

As a result of the foregoing, our net loss increased by $337,465 or 25.36%, from $1,330,742 for the quarter ended June 30, 2018 to $1,668,207 for the quarter ended June 30, 2019.

Comparison of Six Months Ended June 30, 2019 and June 30, 2018

Net sales for the six months ended June 30, 2019 are $51,537 compared to $60,357 for the six months ended June 30, 2018.  The decrease in net sales is primarily attributable to the overall decrease in Pet Pain-Away products sales.

Cost of sales for the six months ended June 30, 2019 is $19,399 compared to $20,929 for the six months ended June 30, 2018.  Our cost of sales includes the direct costs associated with Pet Pain-Away manufacturing. Our gross profit margin for the six months ended June 30, 2019 is $32,138 or 62.36% compared to $39,428 or 65.32% for the six months ended June 30, 2018.

Interest expense, including related party interest expense, decreased $296,942 or 67.41%, from $440,483 for the six months ended June 30, 2018 to $143,541 for the comparable 2019 period.  This decrease was due to an overall decrease in short term indebtedness in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Interest expense on these debentures is included in the fair value loss in the statements of operations.

We carry certain of our debentures and common stock warrants at fair value. For the six months ended June 30, 2019 and 2018, the liability related to these hybrid instruments fluctuated, resulting in a loss of $1,404,528 and $1,982,864, respectively.

Gain on settlement of debt and accounts payable decreased $712,120 or 92.68%, from gain of $768,323 for the six months ended June 30, 2018 to the gain of $56,203 for the comparable 2019 period.  This decrease was due to the decrease in settlement of debts.

Our net loss decreased by $259,679 or 11.15%, from $2,328,329 for the six months ended June 30, 2019 to $2,068,650 for the comparable 2019 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern.  Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended June 30, 2019, we have an accumulated deficit of $63,341,492 at June 30, 2019. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $7,622,011 and a stockholders’ deficit of $7,652,158 at June 30, 2019.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of May 7, 2021, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations. At June 30, 2019, the balance due to our President and CEO, Rik Deitsch, is $161,418, which is an unsecured demand loan that bears interest at 4%. During the six months ended June 30, 2019, we repaid $61,715 to and collected $4,100 from Mr. Deitsch and the Companies owned by him, and increased the reserve by $29,000 for the amounts receivables from companies owned by the Company's CEO. Additionally, accrued interest on the demand loan was $3,536 and is included in the due to officer account.

During the six months ended June 30, 2019, we raised $484,879 through the issuance of convertible notes. Current operations are being funded through a combination of product sales, loans from our CEO and convertible notes.

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

Selling, general and administrative expenses (“SG&A”) decreased $103,811 or 14.57% from $712,733 for the six months ended June 30, 2018 to $608,922 for the six months ended June 30, 2019, generally due to the overall decrease of approximately $104,000 in professional fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2019, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2019, as defined in Rule 13a–15 under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10–K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of June 30, 2019. In light of this, we performed additional post–closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or 15d–15 under the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful.  At June 30, 2019, we owed principal balance of $91,156 and accrued interest of $24,433 (See Note 6) if the defenses and our new claims are deemed be of no merit.

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

Common Stock Issued for Conversion of Convertible Debt

During May 2019 through February 2020, the Note holder received a total of 1,250,000,000 shares of our restricted common stock in satisfaction of $275,000 of a Note originated in February 2019. During February through March 2021, the Note holder received an additional 205,080,000 shares of our restricted common stock in satisfaction the $102,540 of the Note.

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

During November 2020, the Note received a total of 100,000,000 shares of our restricted common stock in satisfaction the $20,000 of the Note amended in January 2019 with a fair value of $120,000.

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

During February 2021, we issued 29,072,500 shares of common stock to satisfy the accrued interest of $23,258 with fair value of $343,056 for the Note with principal balance of $166,926 restated in July 2020.

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

During January 2021, we issued a total of 25,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $166,926 amended in July 2020. The shares were valued at fair value of $107,500.

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

Item 3. Defaults Upon Senior Securities

Debt owed to a Director

During 2010, we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. At June 30, 2019 and December 31, 2018, we owed this director accrued interest of $150,372 and $141,808.

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

NUTRA PHARMA CORP.
Registrant

Dated: May 7, 2021	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer