Form 10-Q
period 2019-09-30
NUTRA PHARMA CORP
filed 2021-05-14
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission file numbers 000–32141

NUTRA PHARMA CORP.

(Name of registrant as specified in its charter)

California	91–2021600
(State or Other Jurisdiction of Organization)	(IRS Employer Identification Number)

1537 NW 65th Avenue Plantation, FL	33313
(Address of principal executive offices)	(Zip Code)

(954) 509–0911

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non–accelerated filer [ ]	Smaller reporting company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [  ] No [X]

As of May 14, 2021, there were 7,243,419,714 shares of common stock and 3,000,000 shares of Series A preferred stock issued and outstanding.

2

NUTRA PHARMA CORP.

Nutra Pharma Corp. is referred to hereinafter as “we”, “us” or “our”

Forward Looking Statements

This Quarterly Report on Form 10–Q for the period ending September 30, 2019, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward–looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward–looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable	41,752	17,065
Inventory	36,229	35,302
Prepaid expenses and other current assets	48,848	63,000
Total current assets	126,829	115,367

Property and equipment, net	7,475	10,500
Operating lease right-of-use assets	220,532	-
Security deposit	15,550	15,550
Total assets	$370,386	$141,417

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$551,016	$475,409
Accrued expenses	897,216	831,849
Accrued payroll due to officers	1,205,393	1,050,993
Accrued interest to related parties	154,871	141,808
Due to officer	139,722	186,497
Derivative warrant liability	1,171	1,468
Other debt, net of discount, current portion	4,834,104	3,338,576
Operating lease obligations, current portion	71,013	-
Total current liabilities	7,854,506	6,026,600
Promissory note, less current portion	-	51,410
Convertible note, less current portion	479,886	-
Operating lease obligations, less current portion	162,679	-
Total liabilities	8,497,071	6,078,010

Commitments and Contingencies

Stockholders’ deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized: 3,000,000 Series A Preferred shares issued and outstanding at September 30, 2019 and December 31, 2018	3,000	3,000
Common stock, $0.001 par value, 8,000,000,000 shares authorized: 5,076,746,111 and 4,046,746,110 shares issued and outstanding at September 30, 2019 and December 31, 2018	5,076,746	4,046,746
Additional paid-in capital	50,622,133	51,286,503
Accumulated deficit	(63,828,564)	(61,272,842)
Total stockholders’ deficit	(8,126,685)	(5,936,593)
Total liabilities and stockholders’ deficit	$370,386	$141,417

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
				(Restated)
Net sales	$41,962	$43,966	$93,499	$104,323
Cost of sales	(6,495)	(37,409)	(25,894)	(58,338)
Gross profit	35,467	6,557	67,605	45,985

Operating expenses:
Selling, general and administrative - including stock based compensation of $7,500 and $30,000 for the three months ended September 30, 2019 and 2018, and $64,000 and $40,000 for the nine months ended September 30, 2019 and 2018, respectively	270,649	860,808	879,571	1,573,541
Total operating expenses	270,649	860,808	879,571	1,573,541
Loss from operations	(235,182)	(854,251)	(811,966)	(1,527,556)

Other income (expenses)
Rental Income	-	525	-	525
Interest expense	(52,918)	(262,891)	(187,895)	(695,763)
Interest expense to related parties	(4,499)	(3,998)	(13,063)	(11,609)
Change in fair value of convertible notes and derivatives	(187,823)	192,800	(1,592,351)	(1,790,064)
Gain (Loss) on settlement of debt and accounts payable, net	(6,650)	(40,100)	49,553	728,223
Total Other income (expenses)	(251,890)	(113,664)	(1,743,756)	(1,768,688)
Loss before income taxes	(487,072)	(967,915)	(2,555,722)	(3,296,244)
Provision for income taxes	-	-	-
Net loss	$(487,072)	$(967,915)	$(2,555,722)	$(3,296,244)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year - basic and diluted	5,057,898,285	3,709,263,480	4,575,964,059	2,880,009,357

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the three months ended September 30, 2019 and 2018

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -June 30, 2019	3,000,000	$3,000	5,038,246,111	$5,038,246	$50,648,088	$(63,341,492)	$(7,652,158)

Common stock issued for debt modification and penalty			18,500,000	18,500	(11,850)		6,650
Common stock issued with Debt--Debt discount			20,000,000	20,000	(14,105)		5,895
Net loss						(487,072)	(487,072)
Balance -September 30, 2019	3,000,000	$3,000	5,076,746,111	$5,076,746	$50,622,133	$(63,828,564)	$(8,126,685)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -June 30, 2018 (Restated)	3,000,000	$3,000	3,241,052,167	$3,241,052	$51,367,587	$(59,716,476)	$(5,104,837)

Common stock issued for debt modification and penalty			56,160,940	56,161	13,004		69,165
Common stock issued for conversion of debt			559,233,003	559,233	(39,669)		519,564
Common stock issued for settlement of accounts payable and debt			147,800,000	147,800	(43,500)		104,300
Common stock issued with Debt--Debt discount			5,000,000	5,000	(1,200)		3,800
Beneficial conversion features					11,000		11,000
Net loss						(967,915)	(967,915)
Balance -September 30, 2018 (Restated)	3,000,000	$3,000	4,009,246,110	$4,009,246	$51,307,222	$(60,684,391)	$(5,364,923)

See the accompanying notes to the unaudited condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the nine months ended September 30, 2019 and 2018

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2018	3,000,000	$3,000	4,046,746,110	$4,046,746	$51,286,503	$(61,272,842)	$(5,936,593)

Issuance of common stock in exchange for services to consultants			135,000,000	135,000	(105,000)		30,000
Common stock issued for debt modification and penalty			22,000,000	22,000	(14,300)		7,700
Common stock issued for conversion of debt			750,000,000	750,000	(475,000)		275,000
Common stock issued with Debt—Debt discount			42,000,001	42,000	(29,617)		12,383
Common stock issued for settlement of debt			81,000,000	81,000	(48,600)		32,400
Warrants issued with Debt—Debt discount					8,147		8,147
Net loss						(2,555,722)	(2,555,722)
Balance -September 30, 2019	3,000,000	$3,000	5,076,746,111	$5,076,746	$50,622,133	$(63,828,564)	$(8,126,685)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2017	3,000,000	$3,000	2,032,233,701	$2,032,234	$49,942,719	$(57,388,147)	$(5,410,194)

Issuance of common stock in exchange for services to consultants			100,000,000	100,000	20,000		120,000
Common stock issued for debt modification and penalty			127,782,409	127,782	41,953		169,735
Common stock issued for conversion of debt			1,399,680,000	1,399,680	1,034,772		2,434,452
Common stock issued for settlement of accounts payable and debt			335,300,000	335,300	12,750		348,050
Common stock issued with Debt—Debt discount			14,250,000	14,250	8,115		22,365
Beneficial conversion features					246,913		246,913
Net loss						(3,296,244)	(3,296,244)
Balance -September 30, 2018 (Restated)	3,000,000	$3,000	4,009,246,110	$4,009,246	$51,307,222	$(60,684,391)	$(5,364,923)

See the accompanying notes to the unaudited condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
		(Restated)
Cash flows from operating activities:
Net loss	$(2,555,722)	$(3,296,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	40,789	498,470
Accrued interest expense for amount due to officer	4,990	-
Gain on settlement of debt and accounts payable	(49,553)	(728,223)
Depreciation	3,025	4,858
Stock-based compensation	64,000	40,000
Stock-based loan modification cost	-	198,865
Change in fair value of convertible notes and derivatives	1,592,351	1,790,064
Amortization of loan discount	81,564	314,219
Amortization of operating lease right-of-use assets	60,643	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(27,476)	(1,763)
Increase in inventory	(927)	(21,644)
Increase in prepaid expenses and other current assets	(19,848)	(19,257)
Increase in accounts payable	75,607	235,236
Increase in accrued expenses	175,639	144,007
Increase in accrued payroll due to officers	154,400	-
Decrease in deferred revenue	-	(22,490)
Increase in accrued interest to related parties	13,063	-
Decrease in operating lease obligations	(47,483)	-
Net cash used in operating activities	(434,938)	(863,902)

Cash flows from financing activities:
Loans from officer	5,000	107,100
Repayment of officers loans	(94,765)	(141,070)
Proceeds from convertible notes	578,283	941,800
Repayment of convertible notes	(11,500)	(3,000)
Repayments of other notes payable	(42,080)	(26,769)
Net cash provided by financing activities	434,938	878,061

Net increase in cash	-	14,159

Cash - beginning of period	-	-

Cash - end of period	$-	$14,159

Supplemental Cash Flow Information:
Cash paid for interest	$-	$5,425
Cash paid for income taxes	$-	$-
Non cash Financing and Investing:
Note and stock issued in settlement of notes and accounts payable	$32,400	$348,050
Shares issued to satisfy debt	$275,000	$2,434,452
Discounts on notes payable	$20,530	$22,365
Debt discount for beneficial conversion features	$-	$246,913
Right-of-use asset due to adoption of ASC 842	$281,175	$-
Operating lease liabilities due to adoption of ASC 842	$281,175	$-
Restatement of accrued interest to debt	$66,460	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

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

Restatement of Prior Period Presentation

Certain prior period amounts have been restated. Restatements have been made for the three and nine months ended September 30, 2018 to correct the change in the fair value of convertible notes and to record a gain on settlement of debt and accounts payable. As a result of these changes, the following occurred:

1.	Net loss for the three and nine months ended September 30, 2018 decreased by $0 and $3,110,017, respectively ($0.00 per share) (see table below).
2.	At September 30, 2018, there was no change to total stockholders’ deficit but additional paid-in capital and accumulated deficit decreased by $3,110,017.
3.	Certain amounts in cash flows from operating activities were updated for the nine months ended September 30, 2018, but there was no change to the total net cash used in operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

	For the Nine Months Ended
	September 30, 2018
	Amounts Restated	Amounts Previously Reported	Adjustments Decrease in Net Loss
Change in fair value of convertible notes and derivatives	$(1,790,064)	$(4,151,435)	$2,361,371
Gain(loss) on settlement of debt and accounts payable	728,223	(20,423)	748,646
Net effect of restatement on net loss			$3,110,017

Liquidity and Going Concern

Our Unaudited Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $63,828,564 at September 30, 2019. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $7,727,677 and a stockholders’ deficit of $8,126,685 at September 30, 2019.

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

Revenue from Contracts with Customers

On January 1, 2018, we adopted Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The cumulative impact of adopting ASC Topic 606 resulted in no changes to retained earnings at January 1, 2018. The impact to revenue for the three and nine months ended September 30, 2018 was an increase of $960 and $3,740, respectively, as a result of applying ASC Topic 606 to certain revenues generated through online distributors which are now presented gross as we have control over providing the products related to such revenues. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company has evaluated the impact of ASC Topic 606 and determined that there is no change to the Company’s accounting policies, except for the recording of certain product sales to a distributor, in which a portion of the cash proceeds received is remitted back to the distributor. Under ASC Topic 606, the Company determined that these sales should be recorded on a gross basis.

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. Management believes that the receivables are fully collectable. Therefore, no allowance for doubtful account was deemed to be required at September 30, 2019 and December 31, 2018.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of goods sold. We performed an evaluation of our inventory and related accounts at September 30, 2019 and December 31, 2018, and increased the reserve on supplier advances for future venom purchases included in the prepaid expenses and other current assets by $0 and $47,757, respectively. At September 30, 2019 and December 31, 2018, the total valuation allowance for prepaid venom is $200,911.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the three months ended September 30, 2019, there were two customers that accounted for 62% and 13% of the total revenues. For the three months ended September 30, 2018, there was one customer that accounted for 35% of the total revenues. For the nine months ended September 30, 2019, there were two customers that accounted for 14% and 55% of the total revenues. For the nine months ended September 30, 2018, there was one customer that accounted for 27% of the total revenues. As of September 30, 2019 and December 31, 2018, 68% and 84% of the accounts receivable balance are reserves due from two payment processors.

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

The impact of the adoption of ASC 842 on the balance sheet was:

	As reported December 31, 2018	Adoption of ASC 842 - increase (decrease)	Balance January 1, 2019
Operating lease right-of-assets	$-	$281,175	$281,175
Total assets	$141,417	$281,175	$422,592
Operating lease liabilities, current portion	$-	$64,573	$64,573
Operating lease liabilities, net of current portion	$-	$216,602	$216,602
Total liabilities	$6,078,010	$281,175	$6,359,185
Total liabilities and stockholders’ equity	$141,417	$281,175	$422,592

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

Income Taxes

The Company recorded no income tax expense for the nine months ended September 30, 2019 and 2018 because the estimated annual effective tax rate was zero. As of September 30, 2019, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Net Loss Per Share

Net loss per share is calculated in accordance with FASB ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of stock options and warrants would come from newly issued common shares from our remaining authorized shares. As of September 30, 2019 and 2018, the following items were not included in dilutive loss as the effect is anti-dilutive:

	September 30, 2019	September 30, 2018
Options and warrants	8,500,000	12,600,000
Convertible notes payable	10,215,644,748	3,260,602,785
Total	10,224,144,748	3,273,202,785

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU No 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is effective for the Company as of January 1, 2019. The Company noted that all share based payments were settled as of the date of the adoption, so there was no impact on the Company’s financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at September 30, 2019 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at September 30, 2019 and December 31, 2018:

	Fair Value Measurements at September 30, 2019
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$1,171	$-	$-	$1,171
Convertible notes at fair value	$3,103,172	$-	$-	$3,103,172

	Fair Value Measurements at December 31, 2018
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$1,468	$-	$-	$1,468
Convertible notes at fair value	$1,156,341	$-	$-	$1,156,341

The following table shows the changes in fair value measurements for the warrant liability using significant unobservable inputs (Level 3) during the nine months ended September 30, 2019 and the year ended December 31, 2018:

Description	September 30, 2019	December 31, 2018
Beginning balance	$1,468	$5,903
Total gain included in earnings (1)	(297)	(4,435)
Ending balance	$1,171	$1,468

(1)	The gain related to the revaluation of our warrant liability is included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

We valued our warrants using a Dilution-Adjusted Black-Scholes Model. Assumptions used include (1) 1.75% to 2.81% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 256%-335% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at September 30, 2019 and December 31, 2018:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Conversion Price	% of stock price for look-back period	Look-back Period
September 30, 2019	$1,159,883	8%-20%	20%-24%	15.95-27.95	$0.00012-$0.000165	50%-60%	3 to 25 Days
December 31, 2018	$1,340,026	8%-12%	18%-20%	25.95-27.95	$0.0002-$0.20	40%-60%	3 to 25 Days

Using the stated assumptions summarized in table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2019 and the year ended December 31, 2018:

Description	September 30, 2019	December 31, 2018
Beginning balance	$1,156,341	$1,925,959
Purchases and issuances	629,183	472,029
Day one loss on value of hybrid instrument (1)	788,230	2,021,041
Loss from change in fair value (1)	804,418	130,344
Gain on settlement	-	(958,581)
Conversion to common stock	(275,000)	(2,434,451)
Ending balance	$3,103,172	$1,156,341

(1)	The losses related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At September 30, 2019 and December 31, 2018, inventories were as follows:

	September 30, 2019	December 31, 2018
Raw Materials	$34,433	$33,431
Finished Goods	1,796	1,871
Total Inventories	$36,229	$35,302

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Computer equipment	$25,120	$25,120
Furniture and fixtures	34,757	34,757
Lab equipment	53,711	53,711
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	216,033	216,033
Less: Accumulated depreciation	(208,558)	(205,533)
Property and equipment, net	$7,475	$10,500

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At September 30, 2019, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $3,025 and $4,858, respectively, and $815 and $1,105 for the three months ended September 30, 2019 and 2018, respectively.

5. DUE TO/FROM OFFICER

At September 30, 2019, the balance due to our President and CEO, Rik Deitsch, is $139,722, which is an unsecured demand loan that bears interest at 4%. During the nine months ended September 30, 2019, we advanced $94,765 to and collected $5,000 from Mr. Deitsch and the Companies owned by him. Additionally, accrued interest on the demand loan was $4,990 and is included in the due to officer account.

At December 31, 2018, the balance due to our President and CEO, Rik Deitsch, is $186,497, which is an unsecured demand loan that bears interest at 4%. . During the nine months ended September 30, 2018, we advanced $141,070 to and collected $107,100 from Mr. Deitsch and the Companies owned by him. Additionally, accrued interest on the demand loan was $7,674 and is included in the due to officer account. The Company has fully reserved receivables from companies owned by the Company’s CEO. The reserve was $543,470 and $505,470 as of September 30, 2019 and December 31, 2018. The increase in the reserve during the nine months ended September 30, 2019 was due to advances of $38,000 made to a Company owned by the CEO.

6. DEBTS

Debts consist of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Note payable– Related Party (Net of discount of $600 and $2,400, respectively) (1)	$13,800	$12,000
Notes payable – Unrelated third parties (Net of discount of $11,895 and $17,870, respectively) (2)	1,411,308	1,469,690
Convertible notes payable – Unrelated third parties (Net of discount of $0 and $29,371, respectively) (3)	819,226	751,955
Convertible notes payable, at fair value (Net of discount of $33,516 and $0, respectively) (4)	3,069,656	1,156,341
Ending balances	5,313,990	3,389,986
Less: Long-term portion-Notes payable-Unrelated third parties	$-	$(51,410)
Less: Long-term portion-Convertible Notes payable-Unrelated third parties	(479,886)	-
Current portion	$4,834,104	$3,338,576

(1)	During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. At September 30, 2019 and December 31, 2018, we owed this director accrued interest of $154,871 and $141,808. The interest expense for the nine-months ended September 30, 2019 and 2018 was $13,063 and $11,609, respectively, and $4,499 and $3,998 for the three-months ended September 30, 2019 and 2018, respectively.

In December 2017, we issued a promissory note to a related party in the amount of $12,000 with original issuance discount of $2,000. The note was amended in December 2018 with original issuance discount of $2,400 and was due in twelve months from the execution and funding of the note. At September 30, 2019 and December 31, 2018, the principal balance of the loan was $13,800 and $12,000, net of debt discount of $600 and $2,400, respectively. The Note was settled in June 2020.

(2)	At September 30, 2019 and December 31, 2018, the balance of $1,411,308 and $1,469,690 net of discount of $11,895 and $17,870, respectively, consisted of the following loans:

●	In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The notes carry interest at 12% annually and were due on the date that was six-months from the execution and funding of the note. Upon default in February 2017, the Notes became convertible at $0.008 per share. During March 2017, we repaid principal balance of $6,365. During April 2017, the Notes with accrued interest were restated. The restated principal balance of $201,818 bears interest at 12% annually and was due October 12, 2017. During June 2017, we repaid principal balance of $8,844. The loan was reclassified to notes payable – unrelated third parties after the director resigned in March 2018. At September 30, 2019 and December 31, 2018, we owed principal balance of $168,135 and $192,974, and accrued interest of $48,213 and $40,033, respectively. The principal balance of $101,818 and accrued interest of $21,023 were settled on February 15, 2019 for $104,000 with scheduled payments through May 1, 2020. We recorded a gain on settlement of debt in other income for $18,841. The Company repaid $6,000 during the nine months ended September 30, 2019. At September 30, 2019, the balance owed is $98,000 including the accrued interest of $21,023. The remaining principal balance of $91,156 and accrued interest of $27,191 is being disputed in court and negotiation for settlement (See Note 11).

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments and on January 26, 2012, we signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). We repaid $25,000 during the three months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). The $100,000 penalty was expensed during 2012. LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013 the debt of $281,772 reverted back to LPR.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At September 30, 2019 and December 31, 2018, the accrued interest is $3,499 and $2,739.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At September 30, 2019 and December 31, 2018, the outstanding principal balance is $50,000 and accrued interest is $46,901 and $37,801.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At September 30, 2019 and December 31, 2018, the outstanding principal balance is $50,000 and accrued interest is $40,100 and $31,000.

●	In August 2016, we issued a promissory note to an unrelated third party in the amount of $150,000 bearing monthly interest at a rate of 2.5%. The note was due in six months from the execution and funding of the note. During April 2017, the note with accrued interest were restated. The restated principal balance of $180,250 bears monthly interest at a rate of 2.5% and was due October 20, 2017. During January 2018, the note with accrued interest were restated. The restated principal balance of $220,506 bears monthly interest at a rate of 2.5% and was due July 12, 2018. In connection with this restated note, we issued 2,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $2,765 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization for the debt discount for the year ended December 31, 2018 was $2,765. During July 2018, we issued 5,000,000 restricted shares due to the default on repayment of the promissory note of $220,506 restated in January 2018.The shares were valued at fair value of $5,500. During December 2018, the note with accrued interest were restated. The restated principal balance of $282,983 bears monthly interest at a rate of 2.0% and was due June 17, 2019. The note is in default and negotiation of settlement. In connection with this restated note, we issued 10,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,945 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization for the debt discount for the nine months ended September 30, 2019 and 2018 was $3,616 and $2,765, respectively. The debt discount at September 30, 2019 and December 31, 2018 is $0 and $3,616. During September 2019, the Notes of $282,983 plus accrued interest amended in December 2018 were restated. The restated principal balance of $333,543 were due September 2020. In connection with this restated note, we issued 20,000,000 shares of our common stock. The common stock was valued at $5,895(See Note 7) and recorded as a debt discount that was amortized over the life of the note. The Note is in default and negotiation of settlement. At September 30, 2019 and December 31, 2018, the principal balance is $333,543 and $282,983, and the accrued interest is $4,670 and $2,830, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In January 2019, the principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). The remaining note of $15,000 was assigned to an unrelated third party and is in negotiation of settlement. At September 30, 2019 and December 31, 2018, the principal balance is $15,000 and $75,000, and the accrued interest is $1,371 and $17,271, respectively.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At September 30, 2019 and December 31, 2018, the accrued interest is $36,400 and $27,300.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At September 30, 2019 and December 31, 2018, the accrued interest is $2,892 and $1,944.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. We have recorded loan costs in the amount of $5,500 for the loan origination fees paid at inception date. The debt discount was fully amortized as of December 31, 2018. At December 31, 2017, the principal balance of the loan was $191,329 and in negotiation of settlement. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively. The monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. We recorded a gain on settlement of debt in other income for $20,927 in June 2018. The Company repaid a total of $34,976 during the year ended 2018 and $23,080 during the nine months ended September 30, 2019. At September 30, 2019 and December 31, 2018, the principal balance is $112,346 and $135,426. The portion of settlement of $130,401 was repaid in full in April 2021. The remaining balance of $33,874 is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The original issuance discount was fully amortized as of December 31, 2018. The note is in default and in negotiation of settlement. At September 30, 2019 and December 31, 2018, the principal balance of the note is $50,000.

●	In September 2017, we issued a promissory note to an unrelated third party in the amount of $36,000 with original issue discount of $6,000. During September 2018 and 2019, the Note was amended with original issuance discount of $6,000 each due in September 2019 and 2020, respectively. The Note was further restated in September 2020. The restated principal balance was $33,000 with the original issuance discount of $3,000 and was due March 2021. The original issue discount is amortized over the term of the loan. Amortization for the debt discount for the nine months ended September 30, 2019 and 2018 was $6,000 and $6,000, respectively. The debt discount at September 30, 2019 and December 31, 2018 is $6,000 and $6,000, respectively. Repayments of $1,500 and $7,000 have been made during 2017 and 2018, respectively. During the nine months ended September 30, 2019, repayment of $3,000 has been made. The Note is under personal guarantee by Mr. Deitsch. At September 30, 2019 and December 31, 2018, the principal balance of the note is $30,500 and $27,500, net of debt discount of $6,000 and $6,000, respectively. During March 2021, the remaining balance of $30,000 was sold to an unrelated third party in the form of a convertible note at fixed conversion price of $0.01 per share. The new note carries interest at 12% with scheduled monthly payment of $1,000 due in March 2024.

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issuance discount of $10,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,200 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. At December 31, 2017, the principal balance of the note is $60,000. Debt discount and original issuance discount were fully amortized as of December 31, 2018. During April 2018, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayment. The shares were valued at fair value of $1,700. During April 2018, the Note was restated in the amount of $60,000 including the original issuance discount of $10,000 due October 2018. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $8,678 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discount and original issuance discount have been fully amortized as of December 31, 2018. During November 2018, the Note was restated in the amount of $60,000 including the original issuance discount of $10,000 due May 2019. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $2,381 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Pursuant to the restatement of the Note, the Company agreed that the original issuance discount of $10,000 from the April 2018 Note would be paid to the lender upon execution of restated Note in November 2018. The settlement agreement executed in December 2018 provides that 10,000,000 shares are issued due to the late payment. The shares were valued at $3,000. During July 2019, payment of original issuance discount of $10,000 was made. The restated Note in November 2018 and prior notes are all under personal guarantee by Mr. Deitsch. Amortization of debt discount and original issuance discount for the nine months ended September 30, 2019 was $1,587 and $6,667. Amortization for the debt discount and original issuance discount was $10,378 and $15,500, respectively for the nine months ended September 30, 2018. As of September 30, 2019 and December 31, 2018, the amount due is $60,000 and $61,746, net of discount of $0 and $8,254. During January and July 2020, this Note and the Note of $76,076 amended in August 2018(See Note 6(3)) were combined and restated and was due January 2021. The Note was further restated in February 2021 and is due in August 2021(See Note 12).

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 10,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $5,600 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of December 31, 2018. 1,500,000 shares of common stock were issued due to the default of repayments with a fair value of $2,250 in 2018. During March 2020, $50,000 of the Note of $120,000 with original issuance discount of $20,000 originated in November 2017 was settled for 125,000,000 shares. An additional 36,000,000 shares were issued to satisfy the default provision of the original note and 10,000,000 shares were issued along with the restatement. The total fair value of issued stock was $119,700. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. The $84,000 due in September 2020 is in default and negotiation of further settlement. At September 30, 2019 and December 31, 2018, the principal balance of the loan is $120,000.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $2,900 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of December 31, 2018. The note is in default and in negotiation of settlement. 7,000,000 shares of common stock were issued due to the default of repayments with a fair value of $5,600 during 2018. At September 30, 2019 and December 31, 2018, the principal balance of the note is $18,000 and the accrued interest is $2,000 and $0, respectively.

(3)	At September 30, 2019 and December 31, 2018, the balance of $819,226 and $751,955 net of discount of $0 and $29,371, respectively, consisted of the following convertible loans:

●	On March 19, 2014, we issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. The first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014. The notes carry interest at 8% and were due on March 19, 2018. The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. During 2018, repayment of $3,000 was made. At December 31, 2018, the principal balance of the note is $27,000 and the accrued interest is $11,412. The two outstanding Notes were settled in connection with issuance of the convertible note in the amount of up to $1,000,000 in February 2019 (See Note 6(4)), as a result, we recorded a gain on settlement of debt in other income for $38,412.

●	During July 2016, we issued a convertible note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2.0% and convertible at $0.05 per share. During January 2017, the Note was restated with principal amount of $56,567 bearing monthly interest rate of 2.5%. The New Note of $56,567 was due on July 26, 2017 and convertible at $0.05 per share. During February 2018, the Notes with accrued interest of $65,600 was restated. The restated principal balance of $65,600 bears monthly interest at a rate of 2.5% and was due August 14, 2018. In connection with this restated note, we issued 1,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $4,035 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discount was fully amortized as of December 31, 2018. During August 2018, the Notes with accrued interest of $10,476 were restated. The restated principal balance of $76,076 bears monthly interest at a rate of 2.5% and is due February 2019. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,800 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization of debt discount of $2,850 has been recorded as of December 31, 2018. The remaining debt discount of $950 was fully amortized during the three months ended March 31, 2019. The note is under personal guarantee by Mr. Deitsch. At September 30, 2019 and December 31, 2018, the convertible note payable was recorded at $76,076 and $75,126, net of discount of $0 and $950, respectively. The accrued interest as of September 30, 2019 and December 31, 2018 is $12,150 and $8,177. During January and July 2020, this Note and the Note of $60,000 amended in November 2018(See Note 6(2)) were combined and restated and was due January 2021. The Note was further restated in February 2021 and is due in August 2021(See Note 12).

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,300 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of December 31, 2018. The loan is in default and in negotiation of settlement. 1,000,000 shares of common stock were issued due to the default of repayments with a fair value of $1,500 during 2018. At September 30, 2019 and December 31, 2018, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to the 20 unrelated third parties for a total of $618,250 with original issue discount of $62,950. The notes are due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes resulted in a beneficial conversion feature in the amount of $249,113. In addition, upon the issuance of convertible notes, the Company issued 10,250,000 shares of common stock. The Company has recorded a debt discount in the amount of $6,542 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The total discount of $255,655 and original issuance discount of $62,950 was amortized over the term of the debt. These Notes are in default and in negotiation of settlement.

During the first quarter of 2019, we issued convertible notes payable of $70,000 with original issuance discount of $5,000. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price of $0.0005 per share. In addition, upon the issuance of convertible notes, the Company granted the total of 110,000,000 warrants at an exercise price of $0.001 per share. The warrants were valued at $8,147 using the Black-Scholes method and recorded as a debt discount that was amortized over the life of the notes. The Notes were further amended in December 2019, and August and October 2020. In connection with the issuance of amended convertible notes, the Company granted additional warrants at an exercise price of $0.001 per share (see Note 12). They are in default and in negotiation of settlement. During the second quarter of 2019, we restated two convertible notes payable with additional original issue discount of $6,400 and issued 6,000,001 shares of common stock with a fair value of $1,800 (See Note 7). The two restated notes were due in August 2019 and are in default. The total discount of $8,200 was amortized over the term of the notes. During the third quarter of 2019, repayment of $1,500 was made to one of the Notes.

Amortization for the nine months ended September 30, 2019 and 2018 was $49,772 and $232,000. Amortization for the three months ended September 30, 2019 and 2018 was $6,714 and $88,887. At September 30, 2019 and December 31, 2018, the principal balance of the notes, net of discount of $0 and $28,421 is $683,150 and $589,829.

(4)	At September 30, 2019 and December 31, 2018, the balance of $3,069,656(net of discount of $33,516) and $1,156,341, respectively, consisted of the following convertible loans:

●	During December 2016, we issued a Convertible Debenture to an unrelated third party in the amount of $110,000. The note carried interest at 12% and matured on September 8, 2017. The Note holder had the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of our restricted common stock for the twenty-five trading days preceding the conversion date. During June and July 2017, the Note holder made conversions of a total of 179,800,000 shares of stock satisfying the principal balance of $63,001 and accrued interest for a fair value of $298,575. At December 31, 2017, the convertible note payable, at fair value, was recorded at $147,314. During February 2018, the remaining balance of $46,999 with accrued interest of $2,820 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note. As part of the debt sale, the Company entered into a settlement agreement with the original noteholder for a settlement of a default penalty of the original debt. During February and July, 2018, we issued a total of 105,157,409 shares of our restricted common stock to the original Note holder with a fair value of $147,220. At December 31, 2018, the Company owed additional shares to the original noteholder and recorded an accrual of $32,400 to account for the cost of the shares, and the shares were issued in January 2019 (See Note 7).

The new note of $49,819 carries interest at 8% and was due on February 13, 2019. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. During September 2018, the Noteholder made conversions of 52,244,433 shares of our restricted common stock with a fair value of $37,011 in satisfaction of principal balance of $15,000 and accrued interest in full. At September 30, 2019 and December 31, 2018, the convertible note payable with principal balance of $34,819 plus accrued interest, at fair value, was recorded at $107,602 and $62,508.

●	During February 2018, we issued a convertible debenture in the amount of $200,000 to an unrelated third party. The note carried interest at 8% and was due in February 2019. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $1,646,242. At September 30, 2019 and December 31, 2018, the convertible note payable with principal balance of $200,000 plus accrued interest, at fair value, was recorded at $615,288 and $358,665. The note carries additional $200,000 “Back-end Note” ($100,000 each) with the same terms as the original note.

●	During April 2018, $65,000 of one of the $100,000 Back-end Note was funded. The note carried interest at 8% and was due in February 2019. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $110,700. At September 30, 2019 and December 31, 2018, the convertible note payable with principal balance of $65,000 plus accrued interest, at fair value, was recorded at $199,969 and $115,165.

●	During March 2018, we issued a convertible debenture in the amount of $60,000 to an unrelated third party. The note carried interest at 8% and was due in March 2019. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $48,418. At September 30, 2019 and December 31, 2018, the convertible note payable with principal balance of $60,000 plus accrued interest, at fair value, was recorded at $181,824 and $107,329. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend to us another $60,000.

●	During June 2018, the $60,000 Back-end Note was funded. The note carried interest at 8% and was due in March 2019. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $68,067. At September 30, 2019 and December 31, 2018, the convertible note payable with principal balance of $60,000 plus accrued interest, at fair value, was recorded at $181,825 and $105,334.

●	During May 2018, we issued a convertible debenture in the amount of $60,000 to an unrelated third party. The note carried interest at 8% and was due in May 2019. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $59,257. At September 30, 2019 and December 31, 2018, the convertible note payable with principal balance of $60,000 plus accrued interest, at fair value, was recorded at $175,611 and $106,681.

●	During August 2018, we issued a convertible debenture in the amount of $31,500 to an unrelated third party. The note carried interest at 8% and was due in August 2019. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $23,794. At September 30, 2019 and December 31, 2018, the convertible note payable with principal balance of $31,500 plus accrued interest, at fair value, was recorded at $87,018 and $55,409.

All of the above convertible notes with principal balance of a total of $511,319 were settled in October 2020 (See Note 12).

●	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note carried interest at 8% and was due on May 4, 2018. We have accrued interest at default interest rate of 20% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. During November 2017, the Note holder made a conversion of our restricted common stocks satisfying the principal balance of $856 and penalty of $6,400 for a fair value of $21,399. At December 31, 2017, the convertible note payable, at fair value, was recorded at $185,765. During February 2018, the remaining balance of $63,144 with accrued interest and penalty of $12,442 was assigned and sold to three unrelated third parties. During June 2018, a Note holder made a conversion of 50,670,000 shares of our restricted common stock with a fair value of $70,938 in satisfaction of the balance of $34,060 plus accrued interest of $8,607. At September 30, 2019 and December 31, 2018, the remaining principal of $29,381, at fair value, was recorded at $105,988 and $63,315.

●	On March 28, 2016, we signed an expansion agreement with Brewer and Associates Consulting, LLC (“B+A”) to the original consulting agreement dated on October 15, 2015 for consulting services for twelve months for a monthly fee of $7,000. To relieve our cash obligation of $36,000 per original agreement, we issued three convertible notes for a total of $120,000 which includes the fees due under the original agreement and the new monthly fees due under the expansion agreement. The $40,000 and $60,000 of the Notes were paid in full as of December 31, 2016 and December 31, 2017, respectively. The remaining balance of $20,000 Notes is in default and negotiation of settlement. We have accrued interest at default interest rate of 20% after the note’s maturity date. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. At September 30, 2019 and December 31, 2018, the convertible notes payable with principal balance of $20,000, at fair value, were recorded at $58,273 and $47,481, respectively.

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party. The note carried interest at 8% and was due in July 2019. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at fifty-five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $46,734. At September 30, 2019 and December 31, 2018, the convertible note payable, at fair value, was recorded at $153,909 and $96,157.

●	During August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. The note carried interest at 8% and was due in August 2019. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at fifty-five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $17,829. At September 30, 2019 and December 31, 2018, the convertible note payable, at fair value, was recorded at $45,204 and $38,297.

●	During January 2019, the principal balance of $60,000 from a promissory note of $75,000 originated in September 2016 (See Note 6(2)) and accrued interest of $15,900 was restated in the form of a Convertible Note. The new note of $75,900 was due in one year from the restatement of the note. The Noteholder has the right to convert the note into shares of Common Stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $75,900. At September 30, 2019, the convertible note payable, at fair value, was recorded at $170,775.

●	During February 2019, we issued a convertible promissory note to an unrelated third party in the amount up to $1,000,000 paid upon tranches. The note is due two years from the execution and funding of the note per tranche. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. The first three tranches of the Note in the amount of $313,283 has been funded as of September 30, 2019. In connection with issuance of the convertible note, the Noteholder agreed to eliminate two outstanding Notes of $27,000 and the accrued interest of $11,412 that were held by the Noteholder’s defunct entities. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $472,331. During May and June 2019, the Note holder made conversions of a total of 750,000,000 shares of stock satisfying the principal balance of $100,000 for a fair value of $275,000 (See Note 7). At September 30, 2019, the convertible note payable with principal balance of $213,283, at fair value, was recorded at $479,886.

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note (See Note 7). The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $240,000. Amortization for the debt discount for the nine months ended September 30, 2019 was $11,172. At September 30, 2019, the debt discount is $33,516. The convertible note payable, at fair value, was recorded at $540,000. The Note is in default and negotiation of settlement.

7. STOCKHOLDERS’ DEFICIT

Common Stock Issued for Accrued Expense

During January 2019, in connection with the settlement of a default penalty of debt of $110,000 originated in December 2016, we issued a total of 81,000,000 shares of our restricted common stock with a fair value of $32,400 to the Note holder (See Note 6). We had an accrual of $32,400 to account for the cost of the shares at December 31, 2018.

Common Stock Issued for Services

During June 2018, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 100,000,000 shares of the Company’s restricted common stocks were issued. The shares were valued at $0.0012 per share. The Company recorded an equity compensation charge of $30,000 and $40,000 during the three and nine months ended September 30, 2018. The Company recorded an equity compensation charge of $30,000 and $50,000 during the three and nine months ended September 30, 2019.

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

The Company recorded an equity compensation charge of $7,500 and $14,000 during the three and nine months ended September 30, 2019. The remaining unrecognized compensation cost of $16,000 will be recognized by the Company over the remaining service period.

Common Stock Issued with Indebtedness

In May 2019, in connection with amendment of two convertible notes payable, we issued a total of 6,000,001 shares of our common stock with a fair value of $1,800 (See Note 6).

In June 2019, in connection with issuance of a convertible notes payable, we issued a total of 16,000,000 shares of our common stock with a fair value of $4,688 (See Note 6).

In September 2019, in connection with amendment of a promissory notes payable, we issued 20,000,000 shares of our common stock with a fair value of $5,895 (See Note 6).

Common Stock Issued for Conversion of Debt

During May and June 2019, the Note holder made conversions of a total of 750,000,000 shares of stock for a fair value of $275,000 satisfying the principal balance of $100,000 of a $219,879 Note originated in February 2019 (See Note 6).

	Number of	Fair Value of
Date	shares converted	Debt Converted
5/6/2019	250,000,000	$75,000
5/31/2019	250,000,000	$100,000
6/6/2019	250,000,000	$100,000

Common Stock Issued for Debt Modification

During May and June 2019, we issued a total of 3,500,000 restricted shares to three Note holders due to the default on repayment of the convertible notes. The shares were valued at fair value of $1,050.

During July through September 2019, we issued a total of 18,500,000 restricted shares to five Note holders due to the default on repayment of the convertible notes. The shares were valued at fair value of $6,650.

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

On March 31, 2017, in connection with the issuance of an $80,000 Note, we granted three-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.005 per share. The warrants were valued at their fair value of $632 and $977 using the Black-Scholes method on September 30, 2019 and December 31, 2018. The warrants expire on March 30, 2020.

On March 3, 2016, in connection with the issuance of a convertible note, we granted five-year warrants to purchase an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.03 per share. The warrants were valued at their fair value of $539 and $491 using the Black-Scholes method at September 30, 2019 and December 31, 2018. The warrants expire on March 3, 2021.

On April 4, 2016, in connection with the issuance of convertible notes, we granted three-year warrants to purchase an aggregate of 4,000,000 shares of our common stock at an exercise price of $0.05 per share. The warrants were valued at their fair value of $0 using the Black-Scholes method at December 31, 2018. The warrants expired on April 4, 2019.

During April, 2014, the Company issued a total of 100,000 warrants to purchase common stock at an exercise price of $0.025 per share in connection with issuance of a convertible note payable to Coventry. The warrants were valued at their fair value of $0 using the Black-Scholes method at December 31, 2018. The warrants expired on April 9, 2019.

During February 2019, the Company granted the total of 110,000,000 warrants to purchase common stock at an exercise price of $0.001 per share in connection with issuance of three convertible notes. The warrants were valued at $8,147 using the Black-Scholes method and recorded as a debt discount that was amortized over the life of the notes. The warrants expired in August 2019.

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the nine months ended September 30, 2019 and the year ended December 31, 2018:

	Number Of shares	Weighted average exercise price

Balance December 31, 2017	13,540,000	$0.023
Exercised	-	-
Issued	-	-
Forfeited	(940,000)	0.015
Balance December 31, 2018	12,600,000	$0.026
Exercised	-	-
Issued	110,000,000	0.001
Forfeited	(114,100,000)	0.003
Balance September 30, 2019	8,500,000	$0.01

The following table summarizes information about fixed-price warrants outstanding as of September 30, 2019 and December 31, 2018:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
September 30, 2019	$0.005-0.03	8,500,000	0.77 years	$0.01
December 31, 2018	$0.005-0.05	12,600,000	1.11 years	$0.026

At September 30, 2019, the aggregate intrinsic value of all warrants outstanding and expected to vest was $0. The intrinsic value of warrant share is the difference between the fair value of our restricted common stock and the exercise price of such warrant share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money warrants had they exercised their warrants on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0003, the closing stock price of our restricted common stock on September 30, 2019. There were no in-the-money warrants at September 30, 2019.

9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
Accrued consulting fees	$210,150	$161,550
Accrued settlement expenses	315,000	347,400
Accrued payroll taxes	156,000	120,182
Accrued interest	198,197	180,509
Accrued others	17,869	22,208
Total	$897,216	$831,849

10. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2019	December 31, 2018
Supplier advances for future purchases	$233,759	$200,911
Reserve for supplier advances	(200,911)	(200,911)
Net supplier advances	32,848	-
Prepaid professional fees	-	13,000
Deferred stock compensation	16,000	50,000
Total	$48,848	$63,000

We performed an evaluation of our inventory and related accounts at September 30, 2019 and December 31, 2018, and increased the reserve on supplier advances for future venom purchases by $0 and $47,757, respectively. At September 30, 2019 and December 31, 2018, the total valuation allowance for prepaid venom is $200,911.

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

September 30,
2019
Lease cost
Operating lease cost	$60,643
Short-term lease cost	51,135
Total lease cost	$111,778

Balance sheet information
Operating ROU Assets	$220,532

Operating lease obligations, current portion	71,013
Operating lease obligations, non-current portion	162,679
Total operating lease obligations	$233,692

Weighted average remaining lease term (in years) – operating leases	2.92
Weighted average discount rate-operating leases	8%

Supplemental cash flow information related to leases were as follows, for the nine months ended September 30, 2019:

Cash paid for amounts included in the measurement of operating lease liabilities	$53,605

Future minimum payments under these lease agreements are as follows:

September 30,	Total
2020	$87,161
2021	90,508
2022	85,628
Total future lease payments	$263,297
Less imputed interest	29,605
Total	$233,692

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of September 30, 2019. We have accrued the $142,500 in accrued expense as of September 30, 2019 and December 31, 2018.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of September 30, 2019 and December 31, 2018, $19,050 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

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

Nutra Pharma and Receptopharm believe that the lawsuit is without merit, especially in light of gross misconduct by these former employees that was discovered after execution of the aforementioned settlement agreement. On October 9, 2020, the Court entered an Order denying the plaintiffs’ motion for summary judgment with respect to Count I of the Complaint (for alleged breach of the aforementioned settlement agreement), and the parties continue to engage in discovery regarding their respective claims and defenses. The case is currently set for trial during the period from October 11, 2021 to October 29, 2021. At this time, the Company expects that the trial will go forward on those dates, depending on the Court’s schedule and/or any disposition motions prior to that date.

Get Credit Healthy, Inc. v. Nutra Pharma Corp. and Rik Deitsch, Case No. CACE 18-017055

On August 1, 2018, Get Credit Healthy, Inc. filed a lawsuit against the Company and Rik Deitsch (collectively the “Defendants”) in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-017055) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. Counsel for Get Credit Healthy, Inc. requested an early mediation conference in an attempt to resolve our dispute. We agreed to this request, and mediation took place on February 15, 2019. At December 31, 2018, we owed principal balance of $101,818 and accrued interest of $21,023. At mediation, Get Credit Healthy, Inc. claimed that the individual that breached the binding memorandum of understanding with the Company was never an owner of Get Credit Healthy, Inc., but rather, a close friend that encouraged Get Credit Healthy, Inc. to make the subject loan to the Company. Ultimately, the parties were able to reach a Confidential Settlement Agreement to resolve the dispute, and an Agreed Order was entered dismissing the lawsuit. The lawsuit was settled on February 15, 2019 for $104,000 with scheduled payments. The repayments were made in full as of November 2020 (See Note 6).

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At September 30, 2019, we owed principal balance of $91,156 and accrued interest of $27,191 (See Note 6) if the defenses and our new claims are deemed to be of no merit.

The Company also filed affirmative claims against the Plaintiff, its owner Dan Oran and several related entities. The case has not been set for trial as of this date.

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

On May 29, 2019 (following each of the defendants filing motions to dismiss), the SEC filed a First Amended Complaint which generally alleged the same conduct as its original Complaint, but accounted for certain guidance provided by the United States Supreme Court in a case that had been recently decided. Each of the defendants then moved to dismiss the SEC’s First Amended Complaint. On March 31, 2020, the Court entered an Order granting in part and denying in part the various motions to dismiss. Following that Order, the SEC filed a Second Amended Complaint (the operative pleading) and the defendants have filed their answers which generally deny liability. At this time, discovery is closed and the SEC has indicated an intent to file a summary judgment motion regarding certain non-fraud claims asserted in its Second Amended Complaint. The defendants have opposed the SEC’s request to file such motion(s). The Court conducted a hearing on February 23, 2021 and set an initial briefing schedule for the SEC’s Motion for Partial Summary Judgment wherein the Plaintiffs’ Motion for Partial Summary Judgment was due on April 5, 2021, the Defendants’ Consolidated (i.e., collectively, Nutra Pharma Corporation, Erik “Rik” Deitsch, and Sean McManus) Response Brief to the SEC’s Motion is due May 3, 2021, and the Plaintiffs’ Reply Brief is due on May 19, 2021. On March 23, 2021, the Plaintiff filed a Motion for Extension of Time to file the Motion for Partial Summary Judgment. On March 24, 2021, the Court entered an order granting the Motion for Extension of Time and modified the briefing schedule as follows: Plaintiffs’ Motion was filed on April 9, 2021, the Defendants’ Response was filed on May 7, 2021, and the Plaintiffs’ Reply is due on or before May 21, 2021. The Company disputes the allegations in this lawsuit and continues to vigorously defend against the SEC’s claims. Mr. Deitsch and Mr. McManus have similarly defended the lawsuit since its filing and each contest liability. The Company does not believe that it engaged in any fraudulent activity or made any material misrepresentations concerning the Company and/or its products.

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

	Number of	Fair Value of	Month of
Month of Issuance	Warrants	Warrants	Expiration
December, 2019	44,000,000	7,370	August, 2020
August, 2020	92,100,000	22,879	August, 2021
October, 2020	39,930,000	9,497	October, 2022

During January 2020 through February 2020, the Note holder received a total of 500,000,000 shares of our restricted common stock in satisfaction the $175,000 of the Note with a fair value of $425,000. During February through April 2021, the Note holder received a total of 232,150,000 shares of our restricted common stock in satisfaction the $116,075 of the Note with a fair value of $2,362,552. The remaining balance of $5,838 is due September 2022.

	Number of	Fair Value of
Date	shares converted	Debt Converted
1/21/2020	250,000,000	150,000
2/18/2020	250,000,000	275,000
2/25/2021	137,700,000	1,500,930
3/3/2021	67,380,000	599,682
4/26/2021	27,070,000	261,940

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

During February through August 2018, we issued seven convertible promissory notes to an unrelated third party due one year from the execution dates. The principal balance of these Notes on September 30, 2019 was $511,319. During September 2020, a Note holder received a total of 107,133,333 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,140. During October 2020, the Note holder received a total of 107,817,770 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,345. During October 2020, the Note holder sold the remaining debt of $467,000 and accrued interest of $166,168 for $250,000 to a non-related party.

	Number of	Fair Value of
Date	shares converted	Debt Converted
9/22/2020	107,133,333	$171,413
10/5/2020	107,817,770	64,691

During April 2021, in connection with this settlement of the remaining balance of $8,500 of the Note of $12,000 originated in December 2018, we issued 2,000,000 shares of common stocks in satisfaction of $4,000 of the Note with a fair value of $15,200 and made a repayment of $4,500 in cash.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the third quarter of 2019 has focused upon marketing our homeopathic drugs for the treatment of pain:

● Nyloxin® (Stage 2 Pain)

● Nyloxin® Extra Strength (Stage 3 Pain)

● Pet Pain–Away

During our third quarter of 2019 and thereafter, the following has occurred:

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

Nyloxin® and Nyloxin® Extra Strength offer several benefits as a pain reliever. With increasing concern about consumers using opioid and acetaminophen–based pain relievers, the Nyloxin® products provide an alternative that does not rely on opiates or non–steroidal anti–inflammatory drugs, otherwise known as NSAIDs, for their pain relieving effects. Nyloxin® also has a well–defined safety profile. Since the early 1930s, the active pharmaceutical ingredient (API) of Nyloxin®, Asian cobra venom, has been studied in more than 46 human clinical studies. The data from these studies provide clinical evidence that cobra venom provides an effective treatment for pain with few side effects and has the following benefits:

● safe and effective;

● all natural;

● long–acting;

● easy to use;

● non–narcotic;

● non–addictive; and

● analgesic and anti–inflammatory.

Potential side effects from the use of Nyloxin® are rare, but may include headache, nausea, vomiting, sore throat, allergic rhinitis and coughing.

The primary difference between Nyloxin® and Nyloxin® Extra Strength is the dilution level of the venom. The approximate dilution levels for Nyloxin® and Nyloxin® Extra Strength are as follows:

Nyloxin®

● Topical Gel: 30 mcg/mL

● Oral Spray: 70 mcg/mL

Nyloxin® Extra Strength

● Topical Gel: 60 mcg/mL

● Oral Spray: 140 mcg/mL

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

Nyloxin® Military Strength

In December 2012, we announced the availability of Nyloxin® Military Strength for sale to the United States Military and Veteran’s Administration. Over the past few years, the U.S. Department of Defense has been reporting an increase in the use and abuse of prescription medications, particularly opiates. In 2009, close to 3.8 million prescriptions for pain relievers were written in the military. This staggering number was more than a 400% increase from the number of prescriptions written in the military in 2001. But prescription drugs are not the only issue. The most common and seemingly harmless way to treat pain is with non–steroidal, anti–inflammatory drugs (NSAIDS). But there are risks. Overuse can cause nausea, vomiting, diarrhea, heartburn, ulcers and internal bleeding. In severe cases chest pain, heart failure, kidney dysfunction and life–threatening allergic reactions can occur. It is reported that approximately 7,600 people in America die from NSAID use and some 78,000 are hospitalized. Ibuprofen, also an NSAID has been of particular concern in the military. The terms “Ranger Candy” and “Military Candy” refer to the service men and women who are said to use 800mg doses of Ibuprofen to control their pain. But when taking anti–inflammatory Ibuprofen in high doses for chronic pain, there is potential for critical health risks; abuse can lead to serious stomach problems, internal bleeding and even kidney failure. There are significantly greater health risks when abuse of this drug is combined with alcohol intake. Our goal is that with Nyloxin®, we can greatly reduce the instances of opiate abuse and overuse of NSAIDS in high risk groups like the US military. The Nyloxin® Military Strength represents the strongest version of Nyloxin® available and is approximately twice as strong as Nyloxin® Extra Strength. We are working with outside consultants to register Nyloxin® Military Strength and the other Nyloxin® products for sale to the US government and the various arms of the military as well as the Veteran’s Administration. In February of 2018, Nyloxin was added to the Federal Supply Schedule but was subsequently removed the following week without an adequate explanation. We have continued to work with our consultants to understand why our products were improperly removed the Federal Supply Schedule and when we may be able to get re-listed on the Federal Supply Schedule for eventual sales to governmental agencies or to the US Military.

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

On May 14, 2015 we announced that we had engaged the Nature’s Clinic to begin the process of regulatory approval of our Company’s Over–the–Counter pain drug, Nyloxin® for marketing and distribution in Canada. The Nature’s Clinic has already begun setting up their Chatham, Ontario warehouse. Due to lack of funding, we have waited to complete the approval process to begin distributing Nyloxin® and expect to re-engage in the process in 2021.

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

Equine Pain-Away (Formerly Equine Nyloxin)

In October of 2013, we announced that we were in the process of launching the newest addition to our line of homeopathic treatments for chronic pain, Equine Nyloxin. We had been working with trainers and veterinarians in the equine industry and have already identified distributors for the product. The Equine Nyloxin® represents the Company’s first topical solution for the animal market. Equine Nyloxin was rebranded as Equine Pain-Away and officially rolled into the market in October of 2019. Equine Pain-Away is being marketed through several retailers and online at www.EquinePainAway.com and on Amazon.

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

RPI–MN and RPI–78M possess several desirable properties as drugs:

● They lack measurable toxicity but are still capable of attaching to and affecting the target site on the nerve cells. This means that patients cannot overdose.

● They display no serious adverse side effects following years of investigations in humans and animals.

● They are extremely stable and resistant to heat, which gives the drugs a long shelf life. The drugs’ stability has been determined to be over 4 years at room temperature. This is extremely unusual for a biologic drug.

● RPI–78M may be administered orally –– a first for a biologic MS drug. This will present MS patients with additional quality of life benefits by eliminating the requirement for routine injections.

● They are easy to administer.

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

Revenue Recognition: On January 1, 2018, we adopted Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The cumulative impact of adopting ASC Topic 606 resulted in no changes to retained earnings at January 1, 2018. The impact to revenue for the nine months ended September 30, 2018 was an increase of $3,740 as a result of applying ASC Topic 606 to certain revenues generated through online distributors which are now presented gross as we have control over providing the products related to such revenues. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company has evaluated the impact of ASC Topic 606 and determined that there is no change to the Company’s accounting policies, except for the recording of certain product sales to a distributor, in which a portion of the cash proceeds received is remitted back to the distributor. Under ASC Topic 606, the Company determined that these sales should be recorded on a gross basis.

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

Results of Operations – Comparison of Three Months Periods Ended September 30, 2019 and September 30, 2018

Sales for the three–month period ended September 30, 2019 were $41,962 compared to $43,966 for the three months period ended September 30, 2018. The decrease in net sales is primarily attributable to the decrease in Pet Pain-Away products sales.

Cost of sales for the three–month period ended September 30, 2019 is $6,495 compared to $37,409 for the three–month period September 30, 2018. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the three–month period ended September 30, 2019 is $35,467 or 84.52% compared to $6,557 or 14.91% for the three–month period ended September 30, 2018. The increase in our profit margin is primarily due to decrease in the manufacturing cost.

Selling, general and administrative expenses (“SG&A”) decreased $590,159 or 68.56% from $860,808 for the quarter ended September 30, 2018 to $270,649 for the quarter ended September 30, 2019, generally due to the decrease of approximately $490,000 in bad debt expense and overall decrease approximately $100,000 in professional fees.

Interest expense, including related party interest expense, decreased $209,472 or 78.49%, from $266,889 for the quarter ended September 30, 2018 to $57,417 for quarter ended September 30, 2019. This decrease was primarily due to decrease in amortization of loan discounts in the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended September 30, 2019 and 2018, the liability related to these hybrid instruments fluctuated, resulting in a loss of $187,823 and a gain of $192,800, respectively.

Loss on settlement of debts and accounts payable decreased $33,450 or 83.42%, from a loss of $40,100 for the three months ended September 30, 2018 to a loss of $6,650 for the three months ended September 30, 2019. This decrease was primarily due to loss on settlement of debt through issuance of shares of common stock for the three months ended September 30, 2019 compared to the comparable 2018 period.

As a result of the foregoing, our net loss decreased by $480,843 or 49.68%, from $967,915 for the quarter ended September 30, 2018 to $487,072 for the quarter ended September 30, 2019.

Comparison of Nine months Ended September 30, 2019 and September 30, 2018

Net sales for the nine months ended September 30, 2019 are $93,499 compared to $104,323 for the nine months ended September 30, 2018. The decrease in net sales is primarily attributable to the overall decrease in Pet Pain-Away products sales.

Cost of sales for the nine months ended September 30, 2019 is $25,894 compared to $58,338 for the nine months ended September 30, 2018. Our cost of sales includes the direct costs associated with Pet Pain-Away manufacturing. Our gross profit margin for the nine months ended September 30, 2019 is $67,605 or 72.31% compared to $45,985 or 44.08% for the nine months ended September 30, 2018.

Selling, general and administrative expenses (“SG&A”) decreased $693,970 or 44.1% from $1,573,541 for the nine months ended September 30, 2018 to $879,571 for the nine months ended September 30, 2019, generally due to the decrease of approximately $500,000 in bad debt expense and overall decrease of approximately $240,000 in professional fees.

Interest expense, including related party interest expense, decreased $506,414 or 71.59%, from $707,372 for the nine months ended September 30, 2018 to $200,958 for the comparable 2019 period. This decrease was due to the decrease in amortization of loan discounts in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Interest expense on these debentures is included in the fair value loss in the statements of operations.

We carry certain of our debentures and common stock warrants at fair value. For the nine months ended September 30, 2019 and 2018, the liability related to these hybrid instruments fluctuated, resulting in a loss of $1,592,351 and $1,790,064, respectively.

Gain on settlement of debt and accounts payable decreased $678,670 or 93.2%, from gain of $728,223 for the nine months ended September 30, 2018 to the gain of $49,553 for the comparable 2019 period. This decrease was primarily due to gain on settlement of debt through issuance of shares of common stock for the nine months ended September 30, 2019 compared to the comparable 2018 period.

Our net loss decreased by $740,522 or 22.47%, from $3,296,244 for the nine months ended September 30, 2018 to $2,555,722 for the comparable 2019 period.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended September 30, 2019, we have an accumulated deficit of $63,828,564 at September 30, 2019. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $7,727,677 and a stockholders’ deficit of $8,126,685 at September 30, 2019.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of the date of the filing of this report, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern.

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations. At September 30, 2019, the balance due to our President and CEO, Rik Deitsch, is $139,722, which is an unsecured demand loan that bears interest at 4%. Additionally, accrued interest on the demand loan was $4,990 and is included in the due to officer account.

During the nine months ended September 30, 2019, we raised $578,283 through the issuance of convertible notes. Current operations are being funded through a combination of product sales, loans from our CEO and convertible notes.

We expect to utilize the proceeds from these funds and additional capital to manufacture Nyloxin® and Pet Pain–Away and reduce our debt level. We estimate that we will require approximately $200,000 quarterly to fund our existing operations and ReceptoPharm’s operations for the next twelve months from the date of filing. These costs include: (i) compensation for three (3) full–time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services. These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

Uncertainties and Trends

Our operations and possible revenues are dependent now and in the future upon the following factors:

● whether Nyloxin®, Nyloxin® Extra Strength and Pet Pain–Away will be accepted by retail establishments where they are sold;

● because Nyloxin® is a novel approach to the over–the–counter pain market, whether it will be accepted by consumers over conventional over–the–counter pain products;

● whether Nyloxin® Military Strength will be successfully launched and be accepted in the marketplace;

● whether our international drug applications will be approved and in how many countries;

● whether we will be successful in marketing Nyloxin®, Nyloxin® Extra Strength and Pet Pain–Away in our target markets and create nationwide and international visibility for our products;

● whether our drug delivery system, i.e. oral spray and gel, will be accepted by consumers who may prefer a pain pill delivery system;

● whether competitors’ pain products will be found to be more attractive to consumers;

● whether we successfully develop and commercialize products from our research and development activities;

● whether we compete effectively in the intensely competitive biotechnology area;

● whether we successfully execute our planned partnering and out–licensing products or technologies;

● whether the current economic downturn and related credit and financial market crisis will adversely affect our ability to obtain financing, conduct our operations and realize opportunities to successfully bring our technologies to market;

● whether we are subject to litigation and related costs in connection with use of products;

● whether we will successfully contract with domestic distributor(s)/advertiser(s) for our products and whether that will cause interruptions in our operations;

● whether we comply with FDA and other extensive legal/regulatory requirements affecting the healthcare industry.

Off–Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

● An obligation under a guarantee contract.

● A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets.

● Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.

● Any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

We do not have any off–balance sheet arrangements or commitments other than those disclosed in this report that have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2019, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2019, as defined in Rule 13a–15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10–K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of September 30, 2019. In light of this, we performed additional post–closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or 15d–15 under the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Nutra Pharma and Receptopharm believe that the lawsuit is without merit, especially in light of gross misconduct by these former employees that was discovered after execution of the aforementioned settlement agreement. On October 9, 2020, the Court entered an Order denying the plaintiffs’ motion for summary judgment with respect to Count I of the Complaint (for alleged breach of the aforementioned settlement agreement), and the parties continue to engage in discovery regarding their respective claims and defenses. The case is currently set for trial during the period from October 11, 2021 to October 29, 2021. At this time, the Company expects that the trial will go forward on those dates, depending on the Court’s schedule and/or any disposition motions prior to that date.

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

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At September 30, 2019, we owed principal balance of $91,156 and accrued interest of $27,191 (See Note 6) if the defenses and our new claims are deemed be of no merit.

The Company also filed affirmative claims against the Plaintiff, its owner Dan Oran and several related entities. The case has not been set for trial as of this date.

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

On May 29, 2019 (following each of the defendants filing motions to dismiss), the SEC filed a First Amended Complaint which generally alleged the same conduct as its original Complaint, but accounted for certain guidance provided by the United States Supreme Court in a case that had been recently decided. Each of the defendants then moved to dismiss the SEC’s First Amended Complaint. On March 31, 2020, the Court entered an Order granting in part and denying in part the various motions to dismiss. Following that Order, the SEC filed a Second Amended Complaint (the operative pleading) and the defendants have filed their answers which generally deny liability. At this time, discovery is closed and the SEC has indicated an intent to file a summary judgment motion regarding certain non-fraud claims asserted in its Second Amended Complaint. The defendants have opposed the SEC’s request to file such motion(s). The Court conducted a hearing on February 23, 2021 and set an initial briefing schedule for the SEC’s Motion for Partial Summary Judgment wherein the Plaintiffs’ Motion for Partial Summary Judgment was due on April 5, 2021, the Defendants’ Consolidated (i.e., collectively, Nutra Pharma Corporation, Erik “Rik” Deitsch, and Sean McManus) Response Brief to the SEC’s Motion is due May 3, 2021, and the Plaintiffs’ Reply Brief is due on May 19, 2021. On March 23, 2021, the Plaintiff filed a Motion for Extension of Time to file the Motion for Partial Summary Judgment. On March 24, 2021, the Court entered an order granting the Motion for Extension of Time and modified the briefing schedule as follows: Plaintiffs’ Motion was filed on April 9, 2021, the Defendants’ Response was filed on May 7, 2021, and the Plaintiffs’ Reply is due on or before May 21, 2021. Nutra Pharma disputes the allegations in this lawsuit and continues to vigorously defend against the SEC’s claims. Mr. Deitsch and Mr. McManus have similarly defended the lawsuit since its filing and each contest liability. The Company does not believe that it engaged in any fraudulent activity or made any material misrepresentations concerning the Company and/or its products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued with Indebtedness

In September 2019, in connection with amendment of a promissory notes payable, we issued 20,000,000 shares of our common stock with a fair value of $5,895.

Common Stock Issued for Conversion of Convertible Debt

During January 2020 through February 2020, the Note holder received a total of 500,000,000 shares of our restricted common stock in satisfaction the $175,000 of the Note. During February through April 2021, the Note holder received an additional 232,150,000 shares of our restricted common stock in satisfaction the $116,075 of the Note with a fair value of $2,362,552.

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

During April 2021, in connection with this settlement of the remaining balance of $8,500 of the Note of $12,000 originated in December 2018, we issued 2,000,000 shares of common stocks in satisfaction of $4,000 of the Note with a fair value of $15,200.

Common Stock Issued for Conversion of Promissory Note

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

Common Stock Issued for Default Payments

During July through September 2019, we issued a total of 18,500,000 restricted shares to five Note holders due to the default on repayment of the convertible notes. The shares were valued at fair value of $6,650.

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

Item 3. Defaults Upon Senior Securities

Debt owed to a Director

During 2010, we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. At September 30, 2019 and December 31, 2018, we owed this director accrued interest of $154,871 and $141,808.

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

NUTRA PHARMA CORP.
Registrant

Dated: May 14, 2021	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer

