Form 10-K
period 2019-12-31
NUTRA PHARMA CORP
filed 2021-07-01
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Common stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second quarter: $2,385,792.

As of July 1, 2021, there were 7,260,119,714 shares of common stock and 3,000,000 shares of Series A preferred stock issued and outstanding.

Nutra Pharma Corp (“Nutra Pharma”) and its wholly owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics Inc. are referred to herein as “we”, “our” or “us” (ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2019 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

Item 1. Business

Introduction

Nutra Pharma is a holding company that owns intellectual property and operates in the biotechnology industry. Nutra Pharma was incorporated under the laws of the state of California on February 1, 2000, under the original name of Exotic-Bird.com.

Through its wholly-owned subsidiary, ReceptoPharm, Nutra Pharma conducts drug discovery research and development activities. In October 2009, Nutra Pharma launched its first consumer product called Cobroxin®, an over-the-counter pain reliever designed to treat moderate to severe chronic pain. In May 2010, Nutra Pharma launched its second consumer product called Nyloxin®, an over-the-counter pain reliever that is a stronger version of Cobroxin® and is designed to treat severe chronic pain. In December 2014, we launched Pet Pain-Away, an over-the-counter pain reliever designed to treat pain in cats and dogs.

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

Our wholly owned subsidiary and drug discovery arm, ReceptoPharm, has carried out our homeopathic and drug discovery research and clinical development and has fully developed four homeopathic drugs for the relief of pain:

●	Nyloxin® and Nyloxin® Extra Strength
●	Pet Pain-Away: an over-the-counter pain reliever designed to relieve pain in cats and dogs
●	Equine Pain-Away: an over-the-counter topical pain reliever designed to relieve pain in horses
●	Luxury Feet: an over-the-counter pain reliever designed to relieve foot pain from high heels and stilettos

Our business plan will continue its efforts to produce, market and distribute our Nyloxin®, Pet Pain-Away™, Equine Pain-Away™ and Luxury Feet™ branded products both domestically and internationally.

From October 2009 until December 31, 2019, our operations centered on the marketing of Cobroxin® (our discontinued product), Nyloxin® and Nyloxin® Extra Strength. In December of 2014, we launched Pet Pain-Away and began actively marketing the product. During fiscal year 2019, we earned revenues of $104,393, $44,269 of it was from sales of Nyloxin® and $60,124 of it was from sales of Pet Pain-Away. We launched Equine Pain-Away in October of 2019 and Luxury Feet officially launched distribution in March of 2021.

Additionally, the Company has developed two drug candidates:

●	RPI-78M, to treat neurological diseases and autoimmune diseases, including; Multiple Sclerosis (MS), Adrenomyeloneuropathy (AMN), Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig’s disease), Rheumatoid Arthritis (RA) and Myasthenia Gravis; and
●	RPI-MN, to treat viral diseases, including HIV/AIDS and Herpes.

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

Industry Overview of the Pain Market

Pain is the most common symptom for patients seeking medical attention. Acute and chronic pain affects large numbers of Americans, with approximately 100 million U.S. adults burdened by chronic pain alone. The annual national economic cost associated with chronic pain is estimated to be $560-$635 billion. (Institute of Medicine, Relieving Pain in America, 2011).

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

Nyloxin® and Nyloxin® Extra Strength offer several benefits as a pain reliever. With increasing concern about consumers using opioid and acetaminophen-based pain relievers, the Nyloxin® products provide an alternative that does not rely on opiates or non-steroidal anti-inflammatory drugs, otherwise known as NSAIDs, for their pain relieving effects. Nyloxin® also has a well-defined safety profile. Since the early 1930s, the active pharmaceutical ingredient (API) of Nyloxin®, Asian cobra venom, has been studied in more than 46 human clinical studies. The data from these studies provide clinical evidence that cobra venom provides an effective treatment for pain with few side effects and has the following benefits:

●	safe and effective;
●	all natural;
●	long-acting;
●	easy to use;
●	non-narcotic;
●	non-addictive; and
●	analgesic and anti-inflammatory.

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

The Nyloxin products are available for sale on the www.Nyloxin.com website, the Nyloxin Amazon storefront at www.Amazon.com/nyloxin and on the Walmart Marketplace. Nyloxin is also sold in physician offices. Clinics and small-chain pharmacies.

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

In February of 2020, we took back the marketing of Pet Pain-Away and are currently selling the product on Amazon.com and through www.petpainaway.com

Luxury Feet

In June of 2017, we announced the creation of Luxury Feet; an over–the–counter pain reliever and anti–inflammatory product that is designed for women who experience pain or discomfort due to high heels and stilettos. We announced the official marketing launch of Luxury Feet in March of 2021. The product is currently available through www.luxuryfeet.com and on Amazon.

Equine Pain-Away (Formerly Equine Nyloxin)

In October of 2013, we announced that we were in the process of launching the newest addition to our line of homeopathic treatments for chronic pain, Equine Nyloxin. We had been working with trainers and veterinarians in the equine industry and have already identified distributors for the product. The Equine Nyloxin® represents the Company’s first topical solution for the animal market. Equine Nyloxin was rebranded as Equine Pain-Away™ and officially rolled into the market in October of 2019. Equine Pain-Away is being marketed through several retailers and online at www.EquinePainAway.com and on Amazon.

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

On March 11, 2019, the United States Food and Drug Administration (FDA) sent us a warning letter regarding the claims and marketing materials of our Nyloxin line of products. On April 10, 2019 we responded to the warning letter; addressing their concerns and outlining the actions that we have taken and will take to comply with their requests for changes. The response goes on to commit to the FDA that the company will make the changes necessary to properly and legally continue to market and distribute our products.

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

We began limited manufacturing of Nyloxin® in November 2010. We scaled up manufacturing in the first quarter of 2011. Our production level is contingent upon product demand level and we can scale up as sales demand increases. We began manufacturing Pet Pain-Away in late 2014 and completed the first run of products for distribution on December 19, 2014. We are currently expanding production capacity in our facility to allow spot production of our products and future private label brands.

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

In May of 2016, we signed a license agreement to begin the process of creating an infomercial (Direct Response) campaign for Pet Pain-Away™. In November of 2016, we announced the license agreement with DEG Productions for the marketing and distribution of Pet Pain-Away globally. DEG has the ability to earn the exclusive distribution rights for the product by reaching certain sales milestones. DEG has created their own website (www.getpetpainaway.com) and began airing commercials in December of 2016. In February of 2020, we took back the marketing of Pet Pain-Away and are currently selling the product on Amazon.com and through www.petpainaway.com

In late 2019 we created our own storefront on Amazon at www.Amazon.com/nyloxin. In August of 2020, we added Pet Pain-Away to the Amazon site. In March of 2021, we added Luxury Feet and Equine Pain-Away to our Amazon storefront. In November of 2020 our Nyloxin line of products was added to the Walmart Marketplace and sold online at www.Walmart.com.

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

International Drug Registrations

We are continuing our efforts to complete the registration process internationally. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin® in India. We are currently working with potential Distributors in India. In February, 2015 we completed the first test shipments to India through our importer, S.Zhaveri Pharmakem. We are actively seeking new distribution partners in India. In April of 2015 we announced the engagement of the Vancouver Commodity Group to identify potential distribution partners in China. Later that month, we announced the acceptance of Nyloxin® by the China International Exchange and Promotive Association for Medical and Healthcare (CPAM). With this approval, we have been working with several groups to find a large distributor for our products in the People’s Republic of China. On May 14, 2015 we announced that we had engaged the Nature’s Clinic to begin the process of regulatory approval of our Company’s Over-the-Counter pain drug, Nyloxin® for marketing and distribution in Canada. The Nature’s Clinic has already begun setting up their Chatham, Ontario warehouse. Due to lack of funding, we have waited to complete the approval process to begin distributing Nyloxin® and expect to re-engage in the process in 2021. On February 1, 2018 we announced a Distribution Agreement with the Australian company, Pharmachal PTY LTD to market and distribute Nyloxin® in Australia and New Zealand. Pharmachal has begun the registration process with the TGA (Therapeutic Goods Administration). We will continue to work with them through the registration process but have no current timetable for distribution in Australia.

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

Chronic Back Pain Phase I

We will continue our research and development in this area, with the ultimate goal of completing development of our future product, Recet, which is an injectable version of Cobratoxin. This is a planned 4-week patient trial period. We have thus far incurred costs of $25,000 in prior years with a total estimated budget of $250,000. We plan to reinitiate this trial pending adequate funding.

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

Human Immunodeficiency Virus (HIV) Infection

The analytic firm ResearchAndMarketing.com reported in March 2021 that the HIV therapeutics market was valued at $22.9B in 2019. The launch of long-acting injectable therapies and continued success of single-tablet regimens (STRs) will drive growth in the market, which will expand at a Compound Annual Growth Rate (CAGR) of 2%. By 2029, sales of anti-HIV therapeutics will reach $28B. According to UNAIDS, an estimated 38 million people were living with HIV in 2019. There were 1.7 million new infections in 2019 and 690,000 people died of AIDS-related illnesses. Since the beginning of the epidemic, more than 75.7 million people have contracted HIV and nearly 33 million have died of HIV-related causes. Experts say that the drugs currently available may extend life as much as 40 years, but all of these therapies have negative side effects and fail over time as the virus mutates. These facts make new therapies a necessity. The foregoing information was obtained from the World Health Organization website at www.who.int and the UNAIDS website at www.unaids.org.

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

HIV infection therapy currently uses antiviral drug therapies that are associated with the virus’s attachment, fusion with and entry into the host cell. At the present time, there are over 40-licensed antiretroviral drugs employed to combat HIV-1 infection and two licensed by the FDA that act as binding/entry inhibitory drugs.

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

In September of 2015, we were granted Orphan Designation by the US-FDA for the treatment of Pediatric Multiple Sclerosis. We are currently working with potential sites of care to conduct a Phase I/II in Pediatric MS. The designation of RPI-78M as an Orphan Drug provides Nutra Pharma with a 7-year period of market exclusivity in the U.S. once the drug is approved. Additional benefits over conventional drug applications include: tax credits for clinical research costs, the ability to apply for grant funding, clinical trial design assistance, plus assistance from the FDA in the drug development process and the waiver of Prescription Drug User Fee Act (PDUFA) filing fees which could be in excess of $2.5 million. The granting of Orphan Drug Designation allows the Company to move forward with their preparation of an Investigative New Drug Application and proposal of clinical trials. The FDA grants Orphan Drug Designation status to products that treat rare diseases, providing incentives to sponsors developing drugs or biologics. According to the FDA, the Orphan Drug program has successfully enabled the development and marketing of more than 400 drugs and biologic products for rare diseases since 1983. Evaluate Ltd., in its 2020 EvaluatePharma Orphan Drug Report, estimated that orphan drug sales will constitute more than 18% of the total share of prescription drug sales by 2024, totaling $217bn.

In December of 2015, we announced that we had applied for an Orphan Drug designation from the US-FDA for the Company’s RPI-78M drug candidate for the treatment of Myasthenia Gravis (MG). The application was subsequently rejected with an offer to re-file in the future as more data becomes available.

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

According to a BBC report, chemical weapons remain a real threat to the West. In the nine-year period since the beginning of the Syrian conflict there have been over a thousand documented uses of chemical weapons; making this issue a major topic of concern in the US department of Defense and the United Nations.

Market Values

Human Immunodeficiency Virus (HIV)

The analytic firm ResearchAndMarketing.com reported in March 2021 that the HIV therapeutics market was valued at $22.9B in 2019. The launch of long-acting injectable therapies and continued success of single-tablet regimens (STRs) will drive growth in the market, which will expand at a Compound Annual Growth Rate (CAGR) of 2%. By 2029, sales of anti-HIV therapeutics will reach $28B. According to UNAIDS, an estimated 38 million people were living with HIV in 2019. There were 1.7 million new infections in 2019 and 690,000 people died of AIDS-related illnesses. Since the beginning of the epidemic, more than 75.7 million people have contracted HIV and nearly 33 million have died of HIV-related causes. Experts say that the drugs currently available may extend life as much as 40 years, but all of these therapies have negative side effects and fail over time as the virus mutates. These facts make new therapies a necessity. The foregoing information was obtained from the World Health Organization website at www.who.int and the UNAIDS website at www.unaids.org.

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

We believe the results from ReceptoPharm’s research will assist in getting its applications processed through the FDA’s “Fast-Track” approval process and enable ReceptoPharm to plan the commercialization of each product independently and/or through joint ventures, partnerships and licensing arrangements. “Fast-Track” denotes life-threatening illnesses, while “Orphan” status refers to serious ailments affecting less than 200,000 individuals nationwide. AMN qualifies under both labels because it is considered an orphan disease and has no known cure. Pediatric MS and Myasthenia Gravis are also considered “Orphan” diseases because of the disease prevalence as well as the lack of effective therapies.

In the areas of HIV and MS, ReceptoPharm plans to conduct clinical studies of its HIV and MS drugs under development. These “Phase II” studies will either prove or disprove the preliminary efficacy of ReceptoPharm’s HIV and MS drugs under development. ReceptoPharm is in the process of attempting to secure agreements with third parties to conduct such clinical studies.

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

Compassionate Release Programs

Certain countries, such as Canada and the United Kingdom, permit their citizens to have access to investigational medications without being approved for any applications by their respective “FDA type” agencies, and permit physicians to prescribe drugs they believe are of possible benefits to the patients. Through these “Compassionate Release Programs”, ReceptoPharm has supplied RPI-78M, its drug under investigation for MS and AMN, to physicians in the United Kingdom. The FDA does not offer this program.

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

Sources and Availability of Raw Materials

ReceptoPharm uses the raw material, cobra venom, for the drugs that it studies and in the production of all of our over-the-counter products. We currently have two US suppliers of cobra venom that we use according to product demand. In addition, there are other suppliers in China, Thailand and India. ReceptoPharm’s management is responsible for locating cobra venom suppliers on an as-needed basis, which involves obtaining a small test amount from a supplier for scientific validation of that raw material prior to purchase. Apart from cobra venom, we do not currently use raw materials in our business.

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

Effect of Compliance with Federal, State, and Local Provisions for the Protection of the Environment

We have no present or anticipated direct future costs associated with environmental compliance, since we are not and will not be directly involved in manufacturing drug products as result of our research and development; however, we may be affected in the percentage licensing fees we receive, since a company may consider the environmental expense as an offset to a determination of the percentage amount we receive. ReceptoPharm produces a drug that has limited waste issues and related costs, but handles environmentally related matters through the FDA’s Good Manufacturing Practices, the FDA mandated guidelines pertaining to the production of drugs in the United States.

Ability to Compete

The biotechnology research and development field is extremely competitive and is characterized by rapid change. Our competitors have substantially greater financial, scientific, and human resources, and as a result greater research and product development capabilities. Our competitors have competitive advantages with greater potential to develop revenue streams. Our competitors are located in the United States as well as around the world. We will attempt to compete by establishing strategic partners or alliances with pharmaceutical companies, academic institutions, biotechnology companies, and clinical diagnostic laboratories, which will enter into joint ventures, emphasizing that the drugs RPI-MN and RPI-78M possess the following properties:

●	They lack measurable toxicity but are still capable of attaching to and affecting the target site on the nerve cells. This means that patients cannot overdose.
●	They display no significant adverse side effects following years of investigations in humans and animals.
●	The products are stable and resistant to heat, which gives the drug a long shelf life. The drugs’ stability has been determined to be over 4 years at room temperature.

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

Gilead Sciences markets Harvoni as a ‘cure’ for Hepatitis C. It combines two drugs: Sovaldi (sofosbuvir) and ledipasvir. Harvoni is taking over the market as Gilead has turned Hepatitis C into a curable illness and has generated over $25B in sales.

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

Bio-Therapeutics, Inc.

On October 3, 2003, we entered into a non-assignable license agreement between Bio-Therapeutics, Inc. (“ Bio-Therapeutics”) and us, which was then amended to make the license agreement assignable. This agreement was in settlement of a lawsuit that we filed against Bio-Therapeutics alleging that Bio-Therapeutics owed us $850,000 in connection with a merger agreement between Bio-Therapeutics and us that was cancelled.

The 2003 license agreement provides that for a non-exclusive license to certain intellectual property of Bio-Therapeutics, which consists of the following two distinct technology platforms:

●	Alteration of Proteins and Peptides - These include patented methods for altering the 3-Dimensional structure of certain proteins and peptides. The natural peptides bind to receptors in the body with toxic effects. This technology allows us to alter the structure of these peptides, preserving their receptor-binding characteristics, while making them non-toxic and therapeutic. Different receptors have various functions in many disease states. By the peptides binding to these receptors in a controlled fashion, certain disease symptoms may be treated. In connection with MS, binding to the acetylcholine receptor on the nerves allows for more efficient nerve conduction. With HIV, binding to chemokine receptors may prevent the virus from entering and infecting new cells.

●	Non- Exclusive License for “Buccal Delivery System” (“Buccal”) – An innovative aerosolized drug delivery system that is patent pending. Many therapeutic agents cannot be effectively delivered by aerosol formulation due to their large size and/or irregular shapes. Since these therapeutic agents cannot be ingested orally without being degraded by the digestive system, patients have no alternative but to directly inject these drugs. We have a non-exclusive license to the Buccal patent pending proprietary aerosol formulation, which greatly enhances the permeability of the mucous membranes found on the roof of the mouth and the back of the throat. This allows for the easy and efficient systemic delivery into the bloodstream of a much wider variety of proteins and peptides. This non-exclusive license for “Buccal Delivery System” and patent pending application includes claims that identify the active mucosal enhancer, its combination with therapeutic agents and the mode of delivery through aerosol. This may allow for the effective and pain-free delivery of peptide and protein therapeutics for the treatment of HIV and MS.

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

U.S. Patent No. 7,902,152, Use of cobratoxin as an analgesic was granted in March 2011 with 16 claims. The patent describes a composition of matter for an analgesic and its method of use is disclosed. The method of use is for the treatment of chronic pain, especially to the treatment of heretofore intractable pain as associated with advanced cancer. The pain associated with neurological conditions, rheumatoid arthritis, viral infections and lesions is also contemplated. The method includes administering to a host an alpha-neurotoxin that is characterized by its ability to blocking of the action of acetylcholine at nicotinic acetylcholine receptors. Currently, this would be applied to the Company’s current and future drugs for the treatment of pain.

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

Patents Assigned to Us by Nanologix, Inc.

Because we have focused on our drugs, we have not continued any activity in our former Designer Diagnostics division since June 2011. As results become available through the validation process taking place at National Jewish Hospital in Denver and funding becomes available, we may revisit the technology and re-engage our efforts in Designer Diagnostics.

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

We incurred net losses of $6,591,442 and $3,884,695 for the years ended December 31, 2019 and 2018. We anticipate that these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Nyloxin® and Pet Pain Away products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have a limited revenue producing history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual losses of $6,591,442 and $3,884,695 during the fiscal years of operations ending December 31, 2019 and 2018, respectively. As a result, at December 31, 2019, we had an accumulated deficit of $67,864,284. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Nyloxin® and Pet Pain-Away products; or a potential licensing of our therapies under development.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2019, we had a working capital deficit of $10,931,827. Our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have a negative cash flow from operations of approximately $0.70 million and $1.00 million for the years ended December 31, 2019 and 2018, respectively. We have insufficient financial resources to fund our operations.

We have a history of failed distributors, which has negatively affected our revenues and may continue to do so if we fail to locate a successful distributor.

Due to poor performance, we cancelled our distribution agreement with our Cobroxin® distributor, XenaCare in April 2011. We plan to re-launch Cobroxin®, but we have not yet ordered product or provided planned sales. To date, we have only limited sales of Nyloxin® and Pet Pain-Away through outside distributors. If we fail to improve our own marketing and distribution or fail to find a competent outside distributor our operations and financial condition will be negatively affected.

If we cannot sell a sufficient volume of our products, we will be unable to continue in business.

From October 2009 until December 31, 2019, our operations centered on the marketing of Cobroxin® (our discontinued product), Nyloxin® and Nyloxin® Extra Strength. In December of 2014, we launched Pet Pain-Away and began actively marketing the product. During fiscal year 2019, we earned revenues of $104,393, $44,269 of it was from sales of Nyloxin® and $60,124 of it was from sales of Pet Pain-Away. During fiscal year 2018, we earned revenues of $130,596, $89,166 of it was from sales of Nyloxin® and $41,430 of it was from sales of Pet Pain-Away If we cannot achieve sufficient sales levels of our Nyloxin® and Pet Pain-Away products or we are unable to secure financing our operations will be negatively affected.

We have a limited history of generating revenues on which to evaluate our potential for future success and to determine if we will be able to execute our business plan; accordingly, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our total sales of Cobroxin® from November 2009 are $1,995,673, with no significant sales since the second quarter of 2010. Our total sales of Nyloxin® from January 1, 2011 to December 31, 2019 are $1,657,375. Our total sales of Pet Pain-Away from December 2014 to December 31, 2019 are $138,453. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company. These risks include:

●	our ability to effectively and efficiently market and distribute our products;
●	our ability to obtain market acceptance of our current products and future products that may be developed by us; and
●	our ability to sell our products at competitive prices which exceed our per unit costs.

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

Among other things, our efforts to expand our sales of Nyloxin® and Pet Pain-Away will be adversely affected if:

●	we are unable to attract sufficient customers to the products we offer in light of the price and other terms required in order for us to attain the level of profitability that will enable us to continue to pursue our growth strategy;
●	adequate penetration of new markets at reasonable cost becomes impossible limiting the future demand for our products below the level assumed by our business plan;
●	we are unable to scale up manufacturing to meet product demand, which would negatively affect our revenues and brand name recognition;
●	we are unable to meet regulatory requirements in the intellectual marketplace that would otherwise allow us for wider distribution; and
●	we are unable to meet FDA regulatory requirements that would potentially expand our product base and potential revenues.

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

Our intellectual property, including patents, is our key asset. We currently have 21 patents that we either own or have the rights to from third parties. 16 of these patents have been approved and 5 are pending. Competitors may be able to design around our patents for our Cobroxin®, Nyloxin® and Pet Pain-Away products and compete effectively with us. The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial. We cannot assure you that:

●	pending and future patent applications will result in issued patents,
●	patents licensed by us will not be challenged by competitors,
●	our patents, licensed and other proprietary rights from third parties will not result in costly litigation;
●	pending and future patent applications will result in issued patents,
●	the patents or our other intellectual property will be found to be valid or sufficiently broad to protect these technologies or provide us with a competitive advantage,
●	if we are sued for patent infringement, whether we will have sufficient funds to defend our patents, and
●	we will be successful in defending against future patent infringement claims asserted against our products.

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

As of December 31, 2019, we had 5,876,746,111 outstanding shares that were subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

The market price of our common stock has been and is expected to be highly volatile. Any of the following factors could affect the market price of our common stock:

●	our failure to generate revenue,
●	our failure to achieve and maintain profitability,
●	short selling activities,
●	the sale of a large amount of common stock by our shareholders including those who invested prior to commencement of trading,
●	actual or anticipated variations in our quarterly results of operations,
●	announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments,
●	the loss of major customers or product or component suppliers,
●	the loss of significant business relationships,
●	our failure to meet financial analysts’ performance expectations,
●	changes in earnings estimates and recommendations by financial analysts, or
●	changes in market valuations of similar companies.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

In February of 2016, we moved offices to 12538 West Atlantic Blvd, Coral Springs, Florida. We had a 3-year lease that expired on February 1, 2019 with an option to renew for an additional 3 years. Our offices were comprised of a reception area, conference room, 6 offices, a restroom, a kitchen and a file room. We paid monthly rent of approximately $3,200. We operated on a month-to-month lease from March 1, 2019 through June 1, 2020 when we vacated the Coral Springs office to move all of our operations to our Plantation facility.

Since May 13, 2004, ReceptoPharm has leased their office space at 1537 NW 65th Avenue, Plantation, Florida for three consecutive two-year terms. ReceptoPharm’s 5,500 square foot facilities include a reception area, conference room and five offices, a warehouse and a laboratory. On May 10, 2010, ReceptoPharm renewed the lease with Shelter Developers of America (“Shelter”) for the last two-year term beginning on June 1, 2010 and ending May 31, 2012. On July 9, 2012 ReceptoPharm entered into a new lease agreement for a five year period beginning on August 1, 2012. In February of 2016, we signed a lease extension agreement in exchange for certain leasehold improvements that extended our lease through July 31, 2022. In January of 2021, we signed an updated lease with extended terms through January 1, 2023. The lease calls for current monthly payments of approximately $6,500, which includes base rent, common area expenses, real estate taxes and insurance. As of June 1, 2020 we have moved all of our operations into the Plantation facility.

We incurred rent expense of $134,047 and $128,897 for the years ended December 31, 2019 and 2018.

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

On June 24, 2021, the parties entered into a confidential settlement agreement of the lawsuit.  Nutra Pharma has fully performed under the settlement and considers the case fully resolved.

Get Credit Healthy, Inc. v. Nutra Pharma Corp. and Rik Deitsch, Case No. CACE 18-017055

On August 1, 2018, Get Credit Healthy, Inc. filed a lawsuit against the Company and Rik Deitsch (collectively the “Defendants”) in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-017055) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. Counsel for Get Credit Healthy, Inc. requested an early mediation conference in an attempt to resolve our dispute. We agreed to this request, and mediation took place on February 15, 2019. At December 31, 2018, we owed principal balance of $101,818 and accrued interest of $21,023. The lawsuit was settled on February 15, 2019 for $104,000 with scheduled payments. The repayments were made in full as of November 2020 (see Note 6 in our consolidated financial statements).

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At December 31, 2019, we owed principal balance of $91,156 and accrued interest of $29,948 (See Note 6) if the defenses and our new claims are deemed to be of no merit. Defendant also filed affirmative claims against the Plaintiff, its owner Dan Oran and several related entities. The case has not been set for trial as of this date.

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

On May 29, 2019 (following each of the defendants filing motions to dismiss), the SEC filed a First Amended Complaint which generally alleged the same conduct as its original Complaint, but accounted for certain guidance provided by the United States Supreme Court in a case that had been recently decided. Each of the defendants then moved to dismiss the SEC’s First Amended Complaint. On March 31, 2020, the Court entered an Order granting in part and denying in part the various motions to dismiss. Following that Order, the SEC filed a Second Amended Complaint (the operative pleading) and the defendants have filed their answers which generally deny liability. At this time, discovery is closed and the SEC has indicated an intent to file a summary judgment motion regarding certain non-fraud claims asserted in its Second Amended Complaint. The defendants have opposed the SEC’s request to file such motion(s). The Court conducted a hearing on February 23, 2021 and set an initial briefing schedule for the SEC’s Motion for Partial Summary Judgment wherein the Plaintiffs’ Motion for Partial Summary Judgment was due on April 5, 2021, the Defendants’ Consolidated (i.e., collectively, Nutra Pharma Corporation, Erik “Rik” Deitsch, and Sean McManus) Response Brief to the SEC’s Motion is due May 3, 2021, and the Plaintiffs’ Reply Brief is due on May 19, 2021. On March 23, 2021, the Plaintiff filed a Motion for Extension of Time to file the Motion for Partial Summary Judgment. On March 24, 2021, the Court entered an order granting the Motion for Extension of Time and modified the briefing schedule as follows: Plaintiffs’ Motion was due on or before April 9, 2021, the Defendants’ Response is due on or before May 7, 2021, and the Plaintiffs’ Reply is due on or before May 21, 2021. The Company disputes the allegations in this lawsuit and continues to vigorously defend against the SEC’s claims. Mr. Deitsch and Mr. McManus have similarly defended the lawsuit since its filing and each contest liability. The Company does not believe that it engaged in any fraudulent activity or made any material misrepresentations concerning the Company and/or its products.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the over-the-counter (“OTC-Market”) under the trading symbol “NPHC”. The following table sets forth the high and low bid prices for each quarter within the last two fiscal years.

	2018 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.0058	$0.0012
Second Quarter	$0.0023	$0.001
Third Quarter	$0.0015	$0.0001
Fourth Quarter	$0.0006	$0.00025

	2019 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.0005	$0.0002
Second Quarter	$0.0004	$0.0002
Third Quarter	$0.0004	$0.0002
Fourth Quarter	$0.0006	$0.0002

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor.

In addition, under the penny stock regulations the broker-dealer is required to:

●	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
●	Disclose commission payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;
●	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and
●	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

Holders

As of July 1, 2021, based upon records obtained from our transfer agent, there were 339 holders of record of our common stock. Our transfer agent records do not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

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

Equity Compensation Plans

Securities authorized per issuance under Equity Compensation Plans as of December 31, 2019 and 2018 are as follows:

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

2003 Plan

On December 3, 2003, our Board of Directors approved the Employee/Consultant Stock Compensation Plan (the “2003 Plan”). The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 62,500. As of December 31, 2019 and 2018, we had issued a total of 62,375 shares under the 2003 Plan.

2007 Plan

On June 6, 2007, our Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the “2007 Plan”). The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2007 Plan is 625,000. As of December 31, 2019 and 2018, we had issued a total of 618,750 shares under the 2007 Plan.

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

Common Stock Issued for Conversion of Convertible Debt

During January 2020 through February 2020, a Note holder received a total of 500,000,000 shares of our restricted common stock in satisfaction the $175,000 of the Note. During February through June 2021, the Note holder received a total of 237,850,000 shares of our restricted common stock in satisfaction the $118,925 of the Note with a fair value of $2,328,149.

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

During March 2021, in connection with this settlement of the $6,000 of the Note of $11,000 originated in November 2018, we issued 11,000,000 shares of common stocks in satisfaction of $6,000 of the Note with a fair value of $104,500.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements.

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to the ability to continue as going concern, the recoverability of inventory and long-lived assets, the fair value of stock-based compensation, the fair value of debt, the fair value of derivative liabilities, recognition of loss contingencies and deferred tax valuation allowances are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, or various assumptions that are believed to be reasonable under the circumstances and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts: We grant credit without collateral to our customers based on our evaluation of a particular customer’s credit worthiness. Accounts receivable are due 30 days after the issuance of the invoice. In addition, allowances for doubtful accounts are maintained for potential credit losses based on the age of the accounts receivable and the results of periodic credit evaluations of our customers’ financial condition. Accounts receivable are written off after collection efforts have been deemed to be unsuccessful. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts, while subsequent recoveries are netted against the provision for doubtful accounts expense. We generally do not charge interest on accounts receivable. We use third party payment processors and are required to maintain reserve balances, which are included in accounts receivable.

Our accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Inventory Obsolescence: Inventories are valued at the lower of average cost or market value. We periodically perform an evaluation of inventory for excess, impairments and obsolete items. At December 31, 2019, our inventory consisted entirely of raw materials and finished goods that are utilized in the manufacturing of finished goods. These raw materials generally have expiration dates in excess of 10 years. Commencing on October 1, 2019, we classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed.

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

Convertible Debt: For convertible debt that does not contain an embedded derivative that requires bifurcation, the conversion feature is evaluated to determine if the rate of conversion is below market value and should be categorized as a beneficial conversion feature (“BCF”). A BCF related to debt is recorded by the Company as a debt discount and with the offset recorded to equity. The related convertible debt is recorded net of the discount for the BCF. The discount is amortized as additional interest expense over the term of the debt with the resulting debt discount being accreted over the term of the note.

The Fair Value Measurement Option: We have elected the fair value measurement option for convertible debt with embedded derivatives that require bifurcation, and record the entire hybrid financing instrument at fair value under the guidance of ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). The Company reports interest expense, including accrued interest, related to this convertible debt under the fair value option, within the change in fair value of convertible notes and derivatives in the accompanying consolidated statement of operations.

Derivative Accounting for Convertible Debt and Options and Warrants: The Company evaluated the terms and conditions of the convertible debt under the guidance of ASC 815, Derivatives and Hedging. The conversion terms of some of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the debt is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt and options and warrants are included in the value of the derivative liabilities. Pursuant to ASC 815-15, Embedded Derivatives, the fair values of the convertible debt, options and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

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

Accomplishments during 2019 & Subsequent Accomplishments

On April 10, 2019, we announced that we had responded to an FDA warning letter that was issued on March 11, 2019 regarding our website and social media sites for the sales and marketing of our Nyloxin® products. In response to the FDA’s letter, we explained the basis of each of our claims as they relate to the concerns identified in the Warning Letter and made any and all necessary changes to the marketing materials for the Nyloxin Products to properly and legally continue to market and distribute its products.

On May 30, 2019, we announced that the iRemedy Healthcare Companies added the entire Nyloxin product line to their marketplace at www.IRemedy.com.

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

On November 4, 2020, we announced the elimination of toxic institutional debt as the last institutional note was purchased by a long-term individual investor.

On November 11, 2020, we announced that Nyloxin has been accepted to be listed on the Walmart Marketplace and is now available there for purchase on www.Walmart.com.

On February 12, 2021, we announced that we are focusing on our intellectual property portfolio and have engaged new IP attorneys at Christopher & Weisberg P.A.

On February 23, 2021, we provided updates on our work in improving our existing facilities for manufacturing and validation of our drug products. This included the renewal of our lease for our current lab space and bringing all of manufacturing in-house.

On March 11, 2021, we announced that we had engaged AccuReg, Inc. as outside Regulatory and Quality Assurance consultants as part of our work in improving our existing facilities for manufacturing and validation of our drug products.

On March 16, 2021, we announced our plans for the marketing and distribution of Luxury Feet; an over-the-counter pain reliever and anti-inflammatory product that is designed for women who experience pain or discomfort due to high heels and stilettos.

On April 15, 2021, we announced that our newest product, Luxury Feet, was available for purchase on Amazon.com.

On May 24, 2021, we announced today plans for expanding the marketing of our over-the-counter pain relievers and anti-inflammatory products by working with influencers on several social media platforms. These will include celebrities as well as professional and Olympic athletes that have benefitted from our products.

On May 27, 2021, we provided updates on increasing our manufacturing capabilities for the production of our line of over-the-counter pain relievers and anti-inflammatory drugs. As part of this process, we have completed the design and purchase for a new liquid filling line that includes automatic filling, capping, coding, labeling and heat shrinking for most of our products. The new equipment will allow production of up to 40 bottles per minute, which greatly increases our manufacturing capacity. The equipment is expected to be validated, certified and in production by early July of 2021.

On June 2, 2021, we announced that we had signed an agreement with professional snowboarder Jake Vedder as a celebrity endorser of Nyloxin for Chronic Pain relief. Mr. Vedder will provide marketing content, videos and testimonials on the use of our product and as a social media influencer.

On June 4, 2021, we announced our plans for increasing sales of our over-the-counter pain relievers through private label agreements that will rebrand Nyloxin. The first private label distributor contract has been executed with sales expected to start within the next 4-6 weeks. Their marketing plan includes direct sales, targeted landing pages and aggressive marketing through social media.

Results of Operations

Status of Operations

In November 2014, we announced the recertification of our laboratory facility as the first step in re-engaging our drug development activities. In September, 2015 we received Orphan designation from the FDA for our lead drug candidate, RPI-78M for the treatment of Pediatric Multiple Sclerosis. This will allow us to shorten the timeline on clinical studies and may allow an eventual Fast Track through the approval process. We are currently working with our consultants to prepare a pre-IND meeting with the FDA in order to gain approval of a protocol for a Phase I/II clinical study in Pediatric MS. Our goal is to begin the study by the end of 2021.

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

Comparison of Years Ended December 31, 2019 and 2018

Sales for the year ended December 31, 2019 were $104,393 compared to $130,596 for the comparable period in 2018. All of the sales in 2019 and 2018 were related to product sales. On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic revenue recognition methodology under ASC 605, Revenue Recognition. The impact to revenue for the year ended December 31, 2018 was an increase of $4,403 as a result of applying ASC 606 to certain revenues generated through online distributors which are now presented gross as we have control over providing the products related to such revenues. The decrease in sales is primarily attributable to an overall decrease in sales of Nyloxin®.

Cost of sales for the year ended December 31, 2019 and 2018 was $45,730 and $68,777. Cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the year ended December 31, 2019 was $58,663 or 56.19% compared to $61,819 or 47.3% for the year ended December 31, 2018. The increase in our profit margin is primarily due to decrease in the manufacturing cost. In addition, we had an impairment of prepaid inventory of $23,948 and $47,757 for the years ended December 31, 2019 and 2018, respectively, due to slow-moving inventory.

Selling, general and administrative expenses (“SG&A”) decreased $184,635 or 13.31% from $1,387,454 for the year ended December 31, 2018 to $1,202,819 for the year ended December 31, 2019. The decrease is due to the overall decrease in professional fees.

Bad debt expense decreased $443,681 or 87.78% from $505,470 for the year ended December 31, 2018 to $61,789 for the year ended December 31, 2019.

Interest expense, including related party interest expense, decreased $328,081 or 55.60%, from $590,106 for the year ended December 31, 2018 to $262,025 for the year ended December 31, 2019. This decrease was primarily due to decrease of amortization of loan discount in the year ended December 31, 2019 compared to the year ended December 31, 2018.

We carry certain of our debentures and common stock warrants at fair value. For the year ended December 31, 2019 and 2018, the liability related to these hybrid instruments fluctuated, resulting in a loss of $5,184,445 and $2,146,950, respectively. Interest expense on these debentures is included in the fair value loss in the statements of operations.

Gain on settlement of debts, accounts payable, and accrued expenses decreased $813,137 or 89.77%, from $905,758 for the year ended December 31, 2018 to $92,621 for the year ended December 31, 2019. This decrease in gain was due to the increase in loss on settlement of debts and accounts payable through issuance of stocks, offset by a gain of $280,000 from adjusting the settlement accrual for a litigation matter. Stock issued for loan modification decreased $166,835 or 95.59% from $174,535 for the year ended December 31, 2018 to $7,700 for the year ended December 31, 2019.

Our net loss increased by $2,706,747 or 69.68%, from $3,884,695 for the year ended December 31, 2018 to $6,591,442 for the year ended December 31, 2019.

Liquidity and Capital Resources

During December 31, 2019 and 2018, respectively, we had negative cash from operations of approximately $0.70 million and $1.00 million. Our lack of cash, significant losses and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2019 and 2018, we have experienced significant losses totaling $6,591,442 and $3,884,695, respectively and had an accumulated deficit of $67,864,284 for the period from our inception to December 31, 2019. In addition, we had working capital and stockholders’ deficits at December 31, 2019 of $10,931,827 and $11,701,035, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

As of December 31, 2019, we had $0 in cash and owed approximately $2.73 million in vendor payables and accrued expenses. We currently do not have sufficient cash to sustain our operations for the next 12 months and will require additional financing or an increase in sales in order to execute our operating plan and continue as a going concern. Our plan is to continue to increase sales of our products and attempt to secure adequate funding to bridge the commercialization of our Nyloxin® and Pet Pain-Away products. We cannot predict whether additional financing will be in the form of equity, debt, or another form and we may be unable to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

Historically, we have relied upon loans from our Chief Executive Officer Rik J Deitsch, to fund costs associated with our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. At December 31, 2019, the balance due to our President and CEO, Rik Deitsch, is $122,812, which is an unsecured demand loan that bears interest at 4%. During the year ended December 31, 2019, we advanced $134,015 to and collected $5,000 from Mr. Deitsch and the Companies owned by him. Additionally, accrued interest on the demand loan was $6,330 and is included in the due to officer account. For the year ended December 31, 2019, we recorded a bad debt expense of $59,000. The Company has fully reserved receivables from companies owned by the Company’s CEO. The reserve was $564,470 as of December 31, 2019, which represents a full valuation allowance for amounts owed by these Companies.

During the year ended December 31, 2019, we raised net cash proceeds of $782,374 through the issuance of convertible notes. Current operations are being funded through a combination of product sales, loans from our CEO and convertible notes.

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

The Company is operating in a rapidly changing environment so the extent to which COVID-19 impacts its business, operations and financial results from this point forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; and the distribution of testing and a vaccine.

Uncertainties and Trends

Our operations and possible revenues are dependent now and in the future upon the following factors:

●	Whether we successfully develop and commercialize products from our research and development activities.
●	If we fail to compete effectively in the intensely competitive biotechnology area, our operations and market position will be negatively impacted.
●	If we fail to successfully execute our planned partnering and out-licensing of products or technologies, our future performance will be adversely affected.
●	The recent economic downturn and related credit and financial market crisis may adversely affect our ability to obtain financing, conduct our operations and realize opportunities to successfully bring our technologies to market.
●	Biotechnology industry related litigation is substantial and may continue to rise, leading to greater costs and unpredictable litigation.
●	If we fail to comply with extensive legal/regulatory requirements affecting the healthcare industry, we will face increased costs, and possibly penalties and business losses.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

●	An obligation under a guarantee contract.
●	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets.
●	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.
●	Any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

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

Item 8. Financial Statements and Supplementary Data

The information required by this item begins on page F-1 and is attached hereto and incorporated herein by reference. The index to our annual financial statements as of and for the years ended December 31, 2019 and 2018 can be found under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2019, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2019, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2019. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2019, our management concluded that its material weaknesses in its internal controls over financial reporting include matters pertaining to: (a) lack of qualified accounting personnel; (b) inadequate segregation of duties, and (c) the need to enhance the supervision, monitoring and reviewing of financial statement preparation processes due to lack of qualified accounting personnel.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 and concluded that it is ineffective because of the material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; (ii) inadequate segregation of duties; (iii) limited checks and balances in processing cash and other transactions; and (iv) lack of independent directors and an independent audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter ended December 31, 2019 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In conjunction with Item 9A above (Evaluation of Internal Controls over Financial Reporting) and following our management’s assessment and conclusion that our internal control over financial reporting as of December 31, 2019 is ineffective, because of the material weaknesses described above, we are seeking a new Chief Financial Officer pending funding.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Paul Reid, PhD resigned as ReceptoPharm’s Chief Executive Officer in November 2011. Our Director, Harold Rumph, filled the role in running ReceptoPharm operations until his passing on August 9, 2020. Our Chief Scientific Officer, Dale Vanderputten, PhD currently acts as the President of ReceptoPharm.

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

Listed below are our executive officers and directors as of December 31, 2019

Name	Age	Position with the Company	Director Since
Rik J. Deitsch	52	Chairman, President and Chief Executive Officer	2002
Stewart Lonky, M.D.	72	Director (1)	2004
Harold H. Rumph	88	Director	April 2008
Garry R. Pottruck	62	Director (1)	July 2009
Dale Vanderputten	59	Chief Scientific Officer	August 2016

(1)	Dr. Lonky and Garry R. Pottruck are members of our Audit Committee and Compensation Committee.

Rik J. Deitsch has been our President, Chief Executive Officer and a Director since November 7, 2002 and our Chairman of the Board from December 15, 2003 until June 1, 2005 and from April 1, 2006 to present. Mr. Deitsch served as our Chief Financial Officer from November 2002 until March 2012 and from September 2012 to present. From February 1998 through November 2002, Mr. Deitsch served as the President of NDA Consulting Inc., a biotechnology research group that provided consulting services to the pharmaceutical industry. NDA Consulting specializes in the research of peptides derived from Cone Snail venom and Cobra venom. In October 1999, Mr. Deitsch founded Wellness Industries, a private corporation that provides formulations, research and education in the dietary supplement industry. Research conducted by Rik J Deitsch provided some of the beginning fundamentals for the development of drugs being studied for the treatment of cancer and intractable pain. Mr. Deitsch has prepared several papers and posters on rational drug design using computer simulations. Mr. Deitsch received a B.S. in Chemistry and an M.S. in Biochemistry from Florida Atlantic University in June 1997 and December 1999, respectively. Throughout 1999 and 2000, he conducted research for the Duke University Medical School Comprehensive Cancer Center. Mr. Deitsch has served as an adjunct professor and has taught several courses for Florida Atlantic University’s College of Business and Continuing Education Department. Mr. Deitsch also teaches physician CME courses internationally, lecturing on lifestyle choices in the prevention and treatment of chronic disease states. He is the co-author of two books: Are You Age-Wise, a book that reviews current research in healthy aging as it relates to lifestyle choices and supplementation and Invisible Killers, a book that outlines our exposure to environmental toxins.

Dr. Stewart Lonky has been our director since November 5, 2004. Dr. Lonky was a co-founder of the Trylon Corporation, a medical device firm located in Torrance, California, and served as its Chief Medical Officer from 1990-2005. Trylon Corporation developed diagnostic products for the early diagnosis of cervical and oral cancer, and in connection with that Dr. Lonky’s responsibilities included product development, the direction of clinical research and interacting with regulatory agencies, including the U.S. Food and Drug Administration (FDA). In these roles he was instrumental in successfully bringing a number of products to the medical marketplace. He has continued to be engaged in both clinical and biochemical research, and has published research articles in the peer-reviewed literature in the areas of cervical cancer and cellular pathophysiology. Since 2005, Dr. Lonky has held an advisory position with another medical device company, Histologics, LLC. Dr. Lonky has been a practicing physician in the Los Angeles Area since 1982. He is Board Certified in Internal Medicine, Pulmonary Medicine, and Critical Care Medicine. Prior to entering practice, Dr. Lonky served as a full-time faculty member at the University of California, San Diego in the Department of Medicine, Pulmonary Division, where he was engaged in research in the biochemistry of lung injury. He was a National Institutes of Health (NIH) Postdoctoral Fellow from 1974-77. He has published over twenty articles and abstracts in the peer-reviewed literature during that time, and authored two book chapters.

Harold H. Rumph became our Director on April 10, 2008 when ReceptoPharm became our wholly owned subsidiary and has served on our Board until his death on August 9, 2020. Since November of 2011, Mr. Rumph acted in the capacity as Interim President of ReceptoPharm. From May 2003 to August 9, 2020, Harold H. Rumph has been the President/Director of ReceptoPharm, Inc., a biotechnology company located in Plantation, Florida. From September 1988 to April 2003, Mr. Rumph was the President/Founder of Project Scheduling Services, Inc., a computerized scheduling services company to the construction industry, located in Pompano Beach, Florida. From 1962 to 1988, Mr. Rumph held managerial, marketing, and other positions with IBM, RCA, Xerox, Harris Corporation and was a founder and President of Biogenix, Inc., a biotechnology company located in Boca Raton, Florida. From 1953 to 1962, Mr. Rumph served on active duty with various responsibilities including Tactical Fighter Pilot and at Headquarters United States Air Force Intelligence with the United States Air Force. In 1953, Mr. Rumph received a Bachelor of Science Degree in Military Science from the United States Naval Academy in Annapolis Maryland.

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

Dale Vanderputten, PhD became our Chief Scientific Officer on July 27, 2016. Dr. Vanderputten has been CEO and CSO of the biotechnology company Omnia Biologics, Inc., headquartered in Rockville, MD since 2003. From 1999 through 2003 he was COO and CSO of cancer gene therapy company DirectGene, Inc., headquartered in Annapolis, MD. Dr VanderPutten has held scientific and technology development positions in government, academia and industry from 1980 through 1999 including at the National Institutes of Health, University of Maryland, and Proteome Sciences, plc. Dr. VanderPutten received a Bachelor of Sciences degree in Biology and Chemistry from the American University in Washington, DC in 1982, a PhD in Genetics from the George Washington University in 1993 and an MBA from the University of Maryland in 1996. He did his doctoral and post-doctoral training in molecular neuro-biology at the National Institutes of Health. Dr. Vanderputten will begin his tenure as CSO by taking over Nutra Pharma’s clinical product development. RPI-78M, the Company’s therapy for Multiple Sclerosis, received Orphan Designation from the FDA for the treatment of Juvenile Multiple Sclerosis in September 2015. Dr. Vanderputten will work with our researchers and regulators to move RPI-78M through the clinical process for an eventual approval or licensing.

Section 16(a) Compliance of Officers and Directors

As of July 1, 2021, based on our review of Forms 3, 4, 5, and Schedule 13D furnished to us during the last fiscal year, all of our officers and directors filed the required reports.

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

c. Board of Director Meetings

We had five Board of Directors meetings during our 2019 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d. Annual Shareholder Meetings

We held no annual shareholder meeting during 2019.

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

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2019 and 2018.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rik Deitsch	2018	130,000	—	—	—	—	—	—	130,000
Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board	2019	130,000	—	—	—	—	—	—	130,000

Dale Vanderputten	2018	144,000	—	—	—	—	—	—	144,000
Chief Scientific Officer	2019	144,000	—	—	—	—	—	—	144,000

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2019.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stewart Lonky	0	0	0	0	0	0	0
Garry Pottruck	0	0	0	0	0	0	0
Harold H. Rumph	0	0	0	0	0	0	0

(1)	Represents salary accrued or paid during 2019

Director Compensation

There are no standard arrangements to which directors are compensated for services provided to us. Should we obtain adequate funding or sufficient revenues to justify standard arrangements for director compensation, we will consider whether to adopt such a compensation plan.

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2019 to any executive officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of July 1, 2021, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 7,260,119,714 shares of common stocks and 3,000,000 shares of Series A Preferred Stock issued and outstanding as of July 1, 2021:

Security Ownership of Management and Beneficial Owners

Name and Address of Director or Executive Officer	Number of Common Shares Beneficially Owned (1)	Percent of Common Shares	Number of Series A Preferred Shares Beneficially Owned (2)	Percent of Preferred Shares	% of Total Votes Held (Common & Preferred) (3)

Rik J. Deitsch	43,298,859	0.60%	3,000,000	100.00%	29.66%
Chief Executive Officer/President
1537 NW 65thAve
Plantation, FL 33313

Dr. Stewart Lonky	4,755,450	0.07%	0	0.00%	0.05%
Director
12936 Discovery Creek
Playa Vista, CA 90094

Harold Rumph	4,966,675	0.07%	0	0.00%	0.05%
Director
1537 NW 65thAve
Plantation, FL 33313

Garry Pottruck	4,698,475	0.07%	0	0.00%	0.05%
Director
10768 NW 18 Court
Coral Springs, Florida 33071

Dale Vanderputten, PhD	2,500,000	0.03%	0	0.00%	0.02%
Chief Scientific Officer
7120 Hialeah Ln
Parkland, FL 33067

All executive officers and directors as a group (5) persons	60,219,459	0.84%	3,000,000	100.00%	29.83%

(1)	Based upon 7,260,119,714 shares of common stock issued and outstanding as of the Record Date.
(2)	Based upon 3,000,000 shares of Series A Preferred Stock issued and outstanding as of the Record Date.
(3)	Based upon 7,260,119,714 shares of common stock and 3,000,000 shares of Series A Preferred Stock. Each Series A Preferred Stock entitled to 1,000 votes per share or an aggregate of 3,000,000,000 votes.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Due to(from) our Chief Executive Officer

At December 31, 2019, the balance due to our President and CEO, Rik Deitsch, is $122,812, which is an unsecured demand loan that bears interest at 4%. During the year ended December 31, 2019, we advanced $134,015 to and collected $5,000 from Mr. Deitsch and the Companies owned by him. Additionally, accrued interest on the demand loan was $6,330 and is included in the due to officer account. For the year ended December 31, 2019, we recorded a bad debt expense of $59,000. The Company has fully reserved receivables from companies owned by the Company’s CEO. The reserve was $564,470 as of December 31, 2019, which represents a full valuation allowance for amounts owed by these Companies.

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

Debt owed to a Director

During 2010, we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. At December 31, 2019 and 2018, we owed this director accrued interest of $159,555 and $141,808. The interest expense for the years ended December 31, 2019 and 2018 was $17,747 and $15,772.

Debt owed to a related party

In December 2017, we issued a promissory note to a related party in the amount of $12,000 with original issuance discount of $2,000. The note was amended in December 2018 with original issuance discount of $2,400 and was due in twelve months from the execution and funding of the note. At December 31, 2019 and 2018, the principal balance of the loan is $14,400 and $12,000, net of debt discount of $0 and $2,400, respectively. The Note was settled in June 2020.

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

The fees billed to us or to be billed by our current auditor, RotenbergMeril, for the audit of our 2018 and 2019 annual consolidated financial statements and the review of our interim condensed consolidated financial statements was $40,000 and $45,000.

Audit-Related Fees

Audit-related fees represent review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years, and the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. No such fees were billed by RotenbergMeril, or Daszkal Bolton, LLP for 2019 or 2018, respectively.

Tax Fees

No such fees were billed by RotenbergMeril or Daszkal Bolton, LLP for 2019 or 2018, respectively.

All Other Fees

No such fees were billed by RotenbergMeril or Daszkal Bolton, LLP for 2019 or 2018, respectively.

As of December 31, 2019, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company has an audit committee which reviewed all fees to the principal accountant. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following Financial Statements are filed as part of this report under Item 7.

(b) The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description
3.1	Certificate of Incorporation dated February 1, 2000 (incorporated by reference to the Company’s Registration Statement on Form SB-2/A, Registration No. 33-44398, filed on April 6, 2001)
3.2	Certificate of Amendment to Articles of Incorporation dated July 5, 2000 (incorporated by reference to the Company’s Registration Statement on Form SB-2/A, Registration No. 33-44398, filed on April 6, 2001)
3.3	Certificate of Amendment to Articles of Incorporation dated October 31, 2001 (incorporated by reference to the Company’s Registration Statement on Form SB-2/A, Registration No. 33-44398, filed on April 6, 2001)
10.1	Agreement and Plan of Merger dated April 9, 2008 by and among Nutra Pharma Corp., a California corporation (“Nutra Pharma”), NP Acquisition Corporation, a Nevada corporation wholly owned by Nutra Pharma (“Acquisition”), ReceptoPharm, Inc., a Nevada corporation (“Receptopharm”) and the stockholders of Receptopharm (incorporated by reference from Form 8-K filed on April 14, 2008).
10.18	Patent Assignment Agreement dated January 24, 2006 between Nanologix, Inc. and Nutra Pharma Corp. (incorporated by reference from Form 10-K for period ending December 31, 2006)
10.19	International License Agreement between NanoLogix, Inc. and Nutra Pharma Corp. (incorporated by reference from Form 10-K for period ending December 31, 2006)
14.1	Code of Ethics (incorporated by reference from Report on Form 10-K/A filed on May 7, 2004).
20.3	License Agreement between Bio-Therapeutics, Inc. and Nutra Pharma Corp (incorporated by reference from Form 10-KSB for the period ending December 31, 2003)
20.4	Amendment to License Agreement between Bio-Therapeutics, Inc. and Nutra Pharma Corp (incorporated by reference from Form 10-KSB for the period ending December 31, 2003)
21.1	Subsidiaries of the Registrant, Nutra Pharma Corp. (incorporated by reference from Form 10-K for the period ending December 31, 2008)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form 8-K filed on April 14, 2008 under Item 1.01 regarding acquisition of ReceptoPharm, Inc. as Nutra Pharma Corp.’s wholly owned subsidiary and Exhibit 10.1 (April 10, 2008 Agreement and Plan of Merger) attached thereto (incorporated by reference to this Form 10-K for the period ending December 31, 2008).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRA PHARMA CORP.

/s/ Rik J. Deitsch
Rik J. Deitsch, Chairman, President, Chief
Executive Officer, Principal Financial
Officer, and Principal Accounting Officer

Dated: July 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch	Chairman of the Board, President,	July 1, 2021
Chief Executive Officer,
Principal Financial Officer,
Principal Accounting Officer

/s/ Garry R. Pottruck	Director	July 1, 2021

/s/ Stewart Lonky	Director	July 1, 2021

Nutra Pharma Corporation

Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nutra Pharma Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutra Pharma Corp. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

We have served as the Company’s auditor since 2018.

Saddle Brook, New Jersey

July 1, 2021

NUTRA PHARMA CORP.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash	$-	$-
Accounts receivable	32,479	17,065
Inventory, current portion	8,177	35,302
Prepaid expenses and other current assets	17,150	63,000
Total current assets	57,806	115,367

Inventory, less current portion	52,183	-
Property and equipment, net	6,763	10,500
Operating lease right-of-use assets	207,530	-
Security deposit	15,550	15,550
Total assets	$339,832	$141,417

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$583,226	$475,409
Accrued expenses	612,547	831,849
Accrued payroll due to officers	1,249,393	1,050,993
Accrued interest to related parties	159,555	141,808
Due to officer	122,812	186,497
Derivative liabilities	835,868	1,468
Other debt, net of discount, current portion	7,352,954	3,338,576
Operating lease obligations, current portion	73,278	-
Total current liabilities	10,989,633	6,026,600
Promissory note, less current portion	-	51,410
Convertible note, less current portion	907,912	-
Operating lease obligations, less current portion	143,322	-
Total liabilities	12,040,867	6,078,010

Commitments and Contingencies

Stockholders’ deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized: 3,000,000 Series A Preferred shares issued and outstanding at December 31, 2019 and 2018	3,000	3,000
Common stock, $0.001 par value, 8,000,000,000 shares authorized: 5,876,746,111 and 4,046,746,110 shares issued and outstanding at December 31, 2019 and 2018	5,876,746	4,046,746
Additional paid-in capital	50,283,503	51,286,503
Accumulated deficit	(67,864,284)	(61,272,842)
Total stockholders’ deficit	(11,701,035)	(5,936,593)
Total liabilities and stockholders’ deficit	$339,832	$141,417

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Operations

	For the years ended December 31,
	2019	2018

Net sales	$104,393	$130,596
Cost of sales	(45,730)	(68,777)
Change in reserve for supplier advances for purchases	(23,948)	(47,757)
Gross profit	34,715	14,062

Operating expenses:
Selling, general and administrative - including stock based compensation of $71,500 and $70,000 for the years ended December 31, 2019 and 2018, respectively	1,202,819	1,387,454
Bad debt expense (related party of $59,000 and $505,470)	61,789	505,470
Total operating expenses	1,264,608	1,892,924
Loss from operations	(1,229,893)	(1,878,862)

Other income (expenses)
Interest expense	(244,278)	(574,334)
Interest expense to related parties	(17,747)	(15,772)
Change in fair value of convertible notes and derivatives	(5,184,445)	(2,146,950)
Stock issued for loan modification	(7,700)	(174,535)
Gain on settlement of debt, accounts payable, and accrued expenses, net	92,621	905,758
Total other income (expenses)	(5,361,549)	(2,005,833)
Loss before income taxes	(6,591,442)	(3,884,695)
Provision for income taxes	-
Net loss	$(6,591,442)	$(3,884,695)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year - basic and diluted	4,710,306,385	3,187,272,679

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2019 and 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2017	3,000,000	$3,000	2,032,233,701	$2,032,234	$49,942,719	$(57,388,147)	$(5,410,194)

Issuance of common stock in exchange for services to consultants	-	-	100,000,000	100,000	20,000	-	120,000
Common stock issued for debt modification and penalty	-	-	139,782,409	139,782	34,753	-	174,535
Common stock issued for conversion of debt	-	-	1,399,680,000	1,399,680	1,034,772	-	2,434,452
Common stock issued for settlement of accounts payable and debt	-	-	335,300,000	335,300	12,750	-	348,050
Common stock issued with Debt—Debt discount	-	-	39,750,000	39,750	(7,604)	-	32,146
Beneficial conversion features	-	-	-	-	249,113	-	249,113
Net loss						(3,884,695)	(3,884,695)
Balance -December 31, 2018	3,000,000	$3,000	4,046,746,110	$4,046,746	$51,286,503	$(61,272,842)	$(5,936,593)

Issuance of common stock in exchange for services to consultants	-	-	135,000,000	135,000	(105,000)	-	30,000
Common stock issued for debt modification and penalty	-	-	22,000,000	22,000	(14,300)	-	7,700
Common stock issued for conversion of debt	-	-	750,000,000	750,000	(475,000)	-	275,000
Common stock issued for settlement of accrued expense and debt	-	-	881,000,000	881,000	(394,600)	-	486,400
Common stock issued with Debt—Debt discount	-	-	42,000,001	42,000	(29,617)	-	12,383
Warrants issued with Debt—Debt discount	-	-	-	-	15,517	-	15,517
Net loss						(6,591,442)	(6,591,442)
Balance -December 31, 2019	3,000,000	$3,000	5,876,746,111	$5,876,746	$50,283,503	$(67,864,284)	$(11,701,035)

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(6,591,442)	$(3,884,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in reserve for supplier advances for purchases	23,948	47,757
Bad debt expense	61,789	505,470
Accrued interest expense for amount due to officer	6,330	7,674
Gain on settlement of debt, accounts payable, and accrued expenses	(92,621)	(905,758)
Depreciation	3,737	5,963
Stock-based compensation	71,500	70,000
Stock-based loan modification cost	7,700	174,535
Change in fair value of convertible notes and derivatives	5,184,445	2,146,950
Amortization of loan discount	100,810	378,754
Amortization of operating lease right-of-use assets	73,645	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(18,203)	(1,922)
Increase in inventory	(25,058)	(15,160)
Increase in prepaid expenses and other current assets	(19,598)	(8,257)
Increase in accounts payable	107,817	86,567
Increase in accrued expenses	209,970	184,391
Increase in accrued payroll due to officers	198,400	214,500
Decrease in deferred revenue	-	(22,490)
Increase in accrued interest to related parties	17,747	15,772
Decrease in operating lease obligations	(64,575)	-
Net cash used in operating activities	(743,659)	(999,949)

Cash flows from financing activities:
Loans from officer	5,000	105,900
Repayment of officer loans	(134,015)	(162,775)
Proceeds from convertible notes	782,374	1,101,800
Repayment of convertible notes	(13,500)	(3,000)
Other advances from an unrelated third party	175,000	-
Repayments of other notes payable	(71,200)	(41,976)
Net cash provided by financing activities	743,659	999,949

Net increase in cash	-	-

Cash - beginning of period	-	-

Cash - end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$661	$5,425
Cash paid for income taxes	$-	$-
Non Cash Financing and Investing:
Stocks issued in settlement of notes, accounts payable, and accrued expenses	$486,400	$348,050
Shares issued for conversion of debt	$275,000	$2,434,452
Common stock issued with Debt--Debt discount	$12,383	$32,146
Warrants issued with Debt—Debt discount	$15,517	$-
Debt discount for beneficial conversion features	$-	$249,113
Right-of-use asset due to adoption of ASC 842	$281,175	$-
Operating lease liabilities due to adoption of ASC 842	$281,175	$-
Reclassification of accrued interest to debt	$66,460	$-

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Basis of Presentation and Consolidation

The accompanying Consolidated Financial Statements include the results of Nutra Pharma and its wholly-owned subsidiaries Designer Diagnostics Inc. and ReceptoPharm (collectively “the Company”, “us”, “we” or “our”). We operate as one reportable segment. Designer Diagnostics Inc. has been inactive since June 2011. All intercompany transactions and balances have been eliminated in consolidation.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Liquidity and Going Concern

Our Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $67,864,284 at December 31, 2019. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $10,931,827 and a stockholders’ deficit of $11,701,035 at December 31, 2019.

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

The Company is operating in a rapidly changing environment so the extent to which COVID-19 impacts its business, operations and financial results from this point forward will depend on numerous evolving factors that the Company cannot accurately predict. Those factors include the following: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; and the distribution of testing and a vaccine.

Use of Estimates

The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Significant estimates include our ability to continue as going concern, the recoverability of inventories and long-lived assets, the recoverability of amounts due from officer, the valuation of stock-based compensation and certain debt and derivative liabilities, recognition of loss contingencies and deferred tax valuation allowances. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which would be recorded in the period in which they become known.

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

Our revenues are primarily derived from customer orders for the purchase of our products. We recognize revenues as performance obligations are fulfilled upon shipment of products. We record revenues net of promotions and discounts. For certain product sales to a distributor, we record revenue including a portion of the cash proceeds that is remitted back to the distributor.

For the year ended December 31, 2018, the revenue recognized from contracts with customers was $130,596. The impact of adoption of ASC 606 on our 2018 consolidated statement of operations was as follows:

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

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit without collateral to our customers based on our evaluation of a particular customer’s credit worthiness. Accounts receivable are due 30 days after the issuance of the invoice. In addition, allowances for doubtful accounts are maintained for potential credit losses based on the age of the accounts receivable and the results of periodic credit evaluations of our customers’ financial condition. Accounts receivable are written off after collection efforts have been deemed to be unsuccessful. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts, while subsequent recoveries are netted against the provision for doubtful accounts expense. We generally do not charge interest on accounts receivable. We use third party payment processors and are required to maintain reserve balances, which are included in accounts receivable.

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. During the year ended December 31, 2019, $2,789 of accounts receivable were written off and recorded as bad debt expense. No allowance for doubtful account is deemed to be required at December 31, 2019 and 2018.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. Commencing on October 1, 2019, we classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of goods sold. We performed an evaluation of our inventory and related accounts at December 31, 2019 and 2018, and increased the reserve on supplier advances for future venom purchases included in prepaid expenses and other current assets by $23,948 and $47,757, respectively. At December 31, 2019 and 2018, the total valuation allowance for prepaid venom was $224,859 and $200,911, respectively.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the year ended December 31, 2019, there were two customers that accounted for 55% and 12% of the total revenues, respectively. For the year ended December 31, 2018, there were two customers that accounted for 32% and 27% of the total revenues, respectively. As of December 31, 2019 and 2018, 100% and 84% of the accounts receivable balance are reserves due from two payment processors.

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

The impact of the adoption of ASC 842 on the balance sheet was:

	As reported	Adoption of ASC	Balance
	December 31,	842 - increase	January 1,
	2018	(decrease)	2019
Operating lease right-of-assets	$-	$281,175	$281,175
Total assets	$141,417	$281,175	$422,592
Operating lease liabilities, current portion	$-	$64,573	$64,573
Operating lease liabilities, net of current portion	$-	$216,602	$216,602
Total liabilities	$6,078,010	$281,175	$6,359,185
Total liabilities and stockholders’ equity	$141,417	$281,175	$422,592

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

The Fair Value Measurement Option

We have elected the fair value measurement option for convertible debt with embedded derivatives that require bifurcation, and record the entire hybrid financing instrument at fair value under the guidance of ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). The Company reports interest expense, including accrued interest, related to this convertible debt under the fair value option, within the change in fair value of convertible notes and derivatives in the accompanying consolidated statement of operations.

Derivative Accounting for Convertible Debt and Options and Warrants

The Company evaluated the terms and conditions of the convertible debt under the guidance of ASC 815, Derivatives and Hedging. The conversion terms of some of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the debt is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt and options and warrants are included in the value of the derivative liabilities. Pursuant to ASC 815-15, Embedded Derivatives, the fair values of the convertible debt, options and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position. At December 31, 2019 and 2018, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of conversion options and warrants would come from newly issued common shares from our remaining authorized shares. As of December 31, 2019 and 2018, the following items were not included in dilutive loss as the effect is anti-dilutive:

	31-Dec-19	31-Dec-18
Options and warrants	52,500,000	12,600,000
Convertible notes payable at fair value	11,672,780,512	4,448,128,953
Convertible notes payable	1,624,914,267	1,131,893,633
Total	13,350,194,779	5,592,622,586

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15th, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard, and does not believe that it will have a material effect on the accompanying consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies and clarifies certain calculation and presentation matters related to convertible and equity and debt instruments. Specifically, ASU-2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. Accounting Standards Update 2020-06 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The guidance under ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company will adopt this standard using a modified retrospective approach effective January 1, 2022. The Company is currently evaluating the impact of this standard, and does not believe that it will have a material effect on the accompanying consolidated financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at December 31, 2019 and 2018 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at December 31, 2019 and December 31, 2018:

	Fair Value Measurements at December 31, 2019
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$1,411	$-	$-	$1,411
Derivative liabilities	$834,457	$-	$-	$834,457
Convertible notes at fair value	$5,814,047	$-	$-	$5,814,047

	Fair Value Measurements at December 31, 2018
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$1,468	$-	$-	$1,468
Convertible notes at fair value	$1,156,341	$-	$-	$1,156,341

The following table shows the changes in fair value measurements for the warrant liability using significant unobservable inputs (Level 3) during the years ended December 31, 2019 and 2018:

Description	2019	2018
Beginning balance	$1,468	$5,903
Total gain included in earnings (1)	(57)	(4,435)
Ending balance	$1,411	$1,468

(1)	The gain related to the revaluation of our warrant liability is included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

We valued our warrants using a Dilution-Adjusted Black-Scholes Model. Assumptions used include (1) 1.55% to 1.59% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 348% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

We valued derivative liabilities using the number of potential convertible shares for warrants in equity and convertible notes with fixed conversion price that are recorded at amortized cost times the closing stock price of our restricted common stock at December 31, 2019. These derivative liabilities are recorded due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit and the equity environment is tainted, and therefore all convertible debt and options and warrants should be accounted for as liabilities.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at December 31, 2019 and 2018:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
2019	$1,244,204	8%-10%	20%-24%	N/A	$0.00010-$0.000293	50%-60%	3 to 25 Days
2018	$1,340,026	8%-12%	18%-20%	25.95-27.95	$0.0002-$0.20	40%-60%	3 to 25 Days

Using the stated assumptions summarized in table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the year ended December 31, 2019 and 2018:

Description	2019	2018
Beginning balance	$1,156,341	$1,925,959
Purchases and issuances	688,274	472,029
Day one loss on value of hybrid instrument (1)	926,109	2,021,041
Loss from change in fair value (1)	3,423,935	130,344
Gain on settlement	-	(958,581)
Debt discount	(22,344)	-
Settlement through issuance of common stock	(83,268)	-
Conversion to common stock	(275,000)	(2,434,451)
Ending balance	$5,814,047	$1,156,341

(1)	The losses related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At December 31, 2019 and 2018, inventories were as follows:

	December 31, 2019	December 31, 2018
Raw Materials	$52,183	$33,431
Finished Goods	8,177	1,871
Total Inventories	60,360	35,302
Less: Long-term inventory	(52,183)	-
Current portion	$8,177	$35,302

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Computer equipment	$25,120	$25,120
Furniture and fixtures	34,757	34,757
Lab equipment	53,711	53,711
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	216,033	216,033
Less: Accumulated depreciation	(209,270)	(205,533)
Property and equipment, net	$6,763	$10,500

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At December 31, 2019, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the years ended December 31, 2019 and 2018 was $3,737 and $5,963, respectively.

5. DUE TO/FROM OFFICER

At December 31, 2019, the balance due to our President and CEO, Rik Deitsch, is $122,812, which is an unsecured demand loan that bears interest at 4%. During the year ended December 31, 2019, we advanced $134,015 to and collected $5,000 from Mr. Deitsch and the Companies owned by him. Additionally, accrued interest on the demand loan was $6,330 and is included in the due to officer account. For the year ended December 31, 2019, we recorded a bad debt expense of $59,000. The Company has fully reserved receivables from companies owned by the Company’s CEO. The reserve was $564,470 and $505,470 as of December 31, 2019 and 2018, which represents a full valuation allowance for amounts owed by these Companies.

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

6. DEBTS

Debts consist of the following at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Note payable– Related Party (Net of discount of $0 and $2,400, respectively) (1)		$14,400	$12,000
Notes payable – Unrelated third parties (Net of discount of $8,921 and $17,870, respectively) (2)		1,385,163	1,469,690
Convertible notes payable – Unrelated third parties (Net of discount of $17,370 and $29,371, respectively) (3)		872,256	751,955
Convertible notes payable, at fair value (Net of discount of $22,344 and $0, respectively) (4)		5,814,047	1,156,341
Other advances from an unrelated third party (5)		175,000	-
Ending balances		8,260,866	3,389,986
Less: Long-term portion-Notes payable-Unrelated third parties	$	(-)	$(51,410)
Less: Long-term portion-Convertible Notes payable-Unrelated third parties		(907,912)	-
Current portion		$7,352,954	$3,338,576

(1)	During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. At December 31, 2019 and 2018, we owed this director accrued interest of $159,555 and $141,808. The interest expense for the years ended December 31, 2019 and 2018 was $17,747 and $15,772.

In December 2017, we issued a promissory note to a related party in the amount of $12,000 with original issuance discount of $2,000. The note was amended in December 2018 with original issuance discount of $2,400 and was due in twelve months from the execution and funding of the note. At December 31, 2019 and 2018, the principal balance of the loan is $14,400 and $12,000, net of debt discount of $0 and $2,400, respectively. The Note was settled in June 2020.

(2)	At December 31, 2019 and 2018, the balance of $1,385,163 and $1,469,690 net of discount of $8,921 and $17,870, respectively, consisted of the following loans:

●	In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The notes carry interest at 12% annually and were due on the date that was six-months from the execution and funding of the note. Upon default in February 2017, the Notes became convertible at $0.008 per share. During March 2017, we repaid principal balance of $6,365. During April 2017, the Notes with accrued interest were restated. The restated principal balance of $201,818 bears interest at 12% annually and was due October 12, 2017. During June 2017, we repaid principal balance of $8,844. The loan was reclassified to notes payable – unrelated third parties after the director resigned in March 2018. At December 31, 2018, we owed principal balance of $192,974, and accrued interest of $40,033. The principal balance of $101,818 and accrued interest of $21,023 were settled on February 15, 2019 for $104,000 with scheduled payments through May 1, 2020. We recorded a gain on settlement of debt in other income for $18,841. The Company additionally repaid $13,500 during the year ended December 31, 2019. At December 31, 2019, we owed principal balance of $160,633 and accrued interest of $50,971. $90,500 of the balance owed including the accrued interest of $21,023, was settled with payments made through November 2020. The remaining principal balance of $91,156 and accrued interest of $29,948 is being disputed in court and negotiation for settlement (See Note 13).

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments and on January 26, 2012, we signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). We repaid $25,000 during the three months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). The $100,000 penalty was expensed during 2012. LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013 the debt of $281,772 reverted back to LPR.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge, and it is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At December 31, 2019 and 2018, the accrued interest is $3,755 and $2,739.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At December 31, 2019 and 2018, the outstanding principal balance is $50,000 and accrued interest is $49,967 and $37,801.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At December 31, 2019 and 2018, the outstanding principal balance is $50,000 and accrued interest is $43,166 and $31,000.

●	In August 2016, we issued a promissory note to an unrelated third party in the amount of $150,000 bearing monthly interest at a rate of 2.5%. The note was due in six months from the execution and funding of the note. During April 2017, the note with accrued interest were restated. The restated principal balance of $180,250 bears monthly interest at a rate of 2.5% and was due October 20, 2017. During January 2018, the note with accrued interest were restated. The restated principal balance of $220,506 bears monthly interest at a rate of 2.5% and was due July 12, 2018. In connection with this restated note, we issued 2,000,000 shares of our restricted common stock (See Note 7). We recorded a debt discount in the amount of $2,765 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization for the debt discount for the year ended December 31, 2018 was $2,765. During July 2018, we issued 5,000,000 restricted shares due to the default on repayment of the promissory note of $220,506 restated in January 2018 (See Note 7). The shares were valued at fair value of $5,500. During December 2018, the note with accrued interest were restated. The restated principal balance of $282,983 bears monthly interest at a rate of 2.0% and was due June 17, 2019. In connection with this restated note, we issued 10,000,000 shares of our restricted common stock (See Note 7). We recorded a debt discount in the amount of $3,945 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization for this debt discount for the years ended December 31, 2019 and 2018 was $3,616 and $329, respectively. During September 2019, the Notes of $282,983 plus accrued interest amended in December 2018 were restated. The restated principal balance of $333,543 were due September 2020. In connection with this restated note, we issued 20,000,000 shares of our common stock. The common stock was valued at $5,895(See Note 7) and recorded as a debt discount that was amortized over the life of the note. Amortization for this debt discount for the year ended December 31, 2019 was $1,474 and debt discount at December 31, 2019 is $4,421. The Note is in default and negotiation of settlement. At December 31, 2019 and 2018, the principal balance is $333,543 and $282,983, and the accrued interest is $25,127 and $2,830, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In March 2018, $15,000 of the principal balance of the note was assigned to an unrelated third party and is in negotiation of settlement. In January 2019, the remaining principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). At December 31, 2019 and 2018, the principal balance outstanding is $15,000 and $75,000, and the accrued interest is $1,371 and $17,271, respectively.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2019 and 2018, the accrued interest is $39,466 and $27,300.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2019 and 2018, the accrued interest is $3,212 and $1,944.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. We have recorded loan costs in the amount of $5,500 for the loan origination fees paid at inception date. The debt discount was fully amortized as of December 31, 2018. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively, with the monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. We recorded a gain on settlement of debt in other income for $20,927 in June 2018. The Company repaid a total of $34,976 and $42,698 during 2018 and 2019, respectively. At December 31, 2019 and 2018, the principal balance is $92,728 and $135,426. The portion of settlement of $130,401 was repaid in full in April 2021. The remaining balance of $33,874 is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The original issuance discount was fully amortized as of December 31, 2019. The note is in default and in negotiation of settlement. At December 31, 2019 and 2018, the principal balance of the note is $50,000.

●	In September 2017, we issued a promissory note to an unrelated third party in the amount of $51,000 with original issue discount of $8,500. The note was due in six months from the execution and funding of the note. The original issuance discount was fully amortized as of December 31, 2018. The Company repaid $8,500 in cash in November 2017. In May 2018, the Noteholder received a total of 187,500,000 shares of our restricted common stock with a fair value of $243,750 in satisfaction of the remaining balance of $42,500. We recorded a loss on settlement of debt in other expense for $201,250 (See Note 7). As of December 31, 2018, the note was repaid in full.

●	In September 2017, we issued a promissory note to an unrelated third party in the amount of $36,000 with original issue discount of $6,000. During September 2018 and 2019, the Note was amended with original issuance discount of $6,000 each due in September 2019 and 2020, respectively. The Note was further restated in September 2020. The restated principal balance was $33,000 with the original issuance discount of $3,000 and was due March 2021. The original issue discount is amortized over the term of the loan. Amortization for the debt discount for the years ended 2019 and 2018 was $7,500 and $4,000, respectively. Repayments of $1,500, $7,000 and $5,000 have been made during 2017, 2018 and 2019, respectively. The Note is under personal guarantee by Mr. Deitsch. At December 31, 2019 and 2018, the principal balance of the note is $30,000 and $27,500, net of debt discount of $4,500 and $6,000, respectively. During March 2021, the remaining balance of $30,000 was sold to an unrelated third party in the form of a convertible note at a fixed conversion price of $0.01 per share. The new note carries interest at 12% with scheduled monthly payments of $1,000 beginning in April 2021 through March 2024.

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issuance discount of $10,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,200 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. At December 31, 2017, the principal balance of the note is $60,000. Debt discount and original issuance discount were fully amortized as of December 31, 2018. During April 2018, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayment (See Note 7). The shares were valued at fair value of $1,700. During April 2018, the Note was restated in the amount of $60,000 including the original issuance discount of $10,000 due October 2018. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $8,678 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discount and original issuance discount for a total of $18,678 have been fully amortized as of December 31, 2018. During November 2018, the Note was restated in the amount of $60,000 including the original issuance discount of $10,000 due May 2019. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $2,381 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Pursuant to the restatement of the Note, the Company agreed that the original issuance discount of $10,000 from the April 2018 Note would be paid to the lender upon execution of restated Note in November 2018. The settlement agreement executed in December 2018 provides that 10,000,000 shares are issued due to the late payment. The shares were valued at $3,000. During July 2019, payment of original issuance discount of $10,000 was made. During September 2019, we issued additional 10,000,000 restricted shares due to the late payment of the original issuance discount of $10,000. The shares were valued at fair value of $4,000. The restated Note in November 2018 and prior notes are all under personal guarantee by Mr. Deitsch. Amortization of debt discount and original issuance discount for the year ended December 31, 2019 and 2018 was $8,254 and $4,127, respectively, for the restated Note in November 2018. As of December 31, 2019 and 2018, the amount due is $60,000 and $61,746, net of discount of $0 and $8,254, respectively. During January and July 2020, this Note and the Note of $76,076 amended in August 2018(See Note 6(3)) were combined and restated and was due January 2021. The Note was further restated in February 2021 and is due in August 2021(See Note 13).

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 10,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $5,600 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of December 31, 2018. 1,500,000 shares of common stocks were issued due to the default of repayments with a fair value of $2,250 in May 2018(See Note 7). During March 2020, $50,000 of the Note of $120,000 with original issuance discount of $20,000 originated in November 2017 was settled for 125,000,000 shares. An additional 36,000,000 shares were issued to satisfy the default provision of the original note and 10,000,000 shares were issued along with the restatement. The total fair value of issued stock was $119,700. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. The $84,000 due in September 2020 is in default and negotiation of further settlement. At December 31, 2019 and 2018, the principal balance of the loan is $120,000.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock (See Note 7). We recorded a debt discount in the amount of $2,900 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of December 31, 2018. The note is in default and in negotiation of settlement. In September 2018, 7,000,000 shares of common stock were issued due to the default of repayments with a fair value of $5,600. At December 31, 2019 and 2018, the principal balance of the note is $18,000 and the accrued interest is $2,000 and $0, respectively.

●	In December 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000. The note was due in one year from the execution and funding of the note. During August 2018, the Note holder sold the debt of $60,000 to a non-related party. The subsequent note holder received a total of 145,000,000 shares of our restricted common stock with a fair value of $101,500 in satisfaction of the Note of $60,000 in full. We recorded a loss on settlement of debt in other expense for $41,500 (See Note 7). As a result of the settlement of the note, the debt discount has been fully amortized as of December 31, 2018. At December 31, 2018, the note was repaid in full.

(3)	At December 31, 2019 and 2018, the balance of $872,256 and $751,955 net of discount of $17,370 and $29,371, respectively, consisted of the following convertible loans:

●	On March 19, 2014, we issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. The first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014. The notes carry interest at 8% and were due on March 19, 2018. The note holders have the right to convert the notes into shares of Common Stock at a price of $0.20. During 2018, repayment of $3,000 was made. At December 31, 2018, the principal balance of the note is $27,000 and the accrued interest is $11,412. The two outstanding Notes were settled in connection with issuance of the convertible note in the amount of up to $1,000,000 in February 2019 (See Note 6(4)), as a result, we recorded a gain on settlement of debt in other income for $38,412.

●	During July 2016, we issued a convertible note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2.0% and convertible at $0.05 per share. During January 2017, the Note was restated with principal amount of $56,567 bearing monthly interest rate of 2.5%. The New Note of $56,567 was due on July 26, 2017 and convertible at $0.05 per share. During February 2018, the Notes with accrued interest of $65,600 was restated. The restated principal balance of $65,600 bears monthly interest at a rate of 2.5% and was due August 14, 2018. In connection with this restated note, we issued 1,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $4,035 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discount was fully amortized as of December 31, 2018. During August 2018, the Notes with accrued interest of $10,476 were restated. The restated principal balance of $76,076 bears monthly interest at a rate of 2.5% and was due February 2019. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,800 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization of debt discount of $2,850 has been recorded as of December 31, 2018. The remaining debt discount of $950 was fully amortized during the three months ended March 31, 2019. The note is under personal guarantee by Mr. Deitsch. At December 31, 2019 and 2018, the convertible note payable was recorded at $76,076 and $75,126, net of discount of $0 and $950, respectively. The accrued interest as of December 31, 2019 and 2018 is $12,150 and $8,177. During January and July 2020, this Note and the Note of $60,000 amended in November 2018(See Note 6(2)) were combined and restated and was due January 2021. The Note was further restated in February 2021 and is due in August 2021(See Note 13).

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000 and a conversion option. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,300 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of December 31, 2018. The loan is in default and in negotiation of settlement. In April 2018, 1,000,000 shares of common stock were issued due to the default of repayments with a fair value of $1,500 (See Note 7). At December 31, 2019 and 2018, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to the 20 unrelated third parties for a total of $618,250 with original issue discount of $62,950. The notes are due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes resulted in a beneficial conversion feature in the amount of $249,113. In addition, upon the issuance of convertible notes, the Company issued 10,250,000 shares of common stock (See Note 7). The Company has recorded a debt discount in the amount of $6,542 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The total discount of $255,655 and original issuance discount of $62,950 was amortized over the term of the debt. Amortization for the year ended December 31, 2018 was $290,184. At December 31, 2018, the principal balance of the notes, net of discount of $28,421 is $589,829.

During February 2019, we issued convertible notes payable of $70,000 with original issuance discount of $5,000. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price of $0.0005 per share. During December 2019, $22,000 of the Note was amended to extend the maturity date to June 2020. In connection with the issuance and restatements of the notes, the Company granted the following warrants at an exercise price of $0.001 per share in 2019. The warrants were valued using the Black-Scholes method and recorded as a debt discount that was amortized over the life of the notes. The Notes were further restated in August and October 2020 and are currently in default and in negotiation of settlement.

Month of Issuance	Number of Warrants	Fair Value of Warrants	Month of Expiration
February, 2019	110,000,000	$8,147	August, 2019
December, 2019	44,000,000	$7,370	August, 2020

During May 2019, we restated two convertible notes payable with additional original issue discount of $6,400 and issued 6,000,001 shares of common stock with a fair value of $1,800 (See Note 7). The two restated notes were due in August 2019 and are in default. The total discount of $8,200 was amortized over the term of the notes.

During November 2019, we issued a convertible promissory note to an unrelated third party for $137,500 with original issuance discount of $12,500. The note was due six months from the execution and funding of the notes. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price of $0.000275. The Note is in default and negotiation of settlement.

During December 2019, we issued a convertible promissory note to an unrelated third party for $22,000 with original issuance discount of $2,000. The note was due six months from the execution and funding of the notes. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0002. The Note is in default and negotiation of settlement.

During 2019, repayments of $13,500 were made in cash to three of the Notes. Six of the Notes for a total of $87,100 were repaid in stocks as the part of settlement of issuances of 800,000,000 shares of common stocks during December 2019(see Note 7).

Amortization for the year ended December 31, 2019 was $55,222. At December 31, 2019, the principal balance of the notes, net of discount of $17,370 is $736,180. $574,550 of the above mentioned convertible notes payable to 16 of the unrelated third parties are in default and in negotiation of settlement. Two of the above mentioned convertible notes payable for a total of $19,500 was settled in full in March and April 2021(See Note 13).

(4)	At December 31, 2019 and 2018, the balance of $5,814,047 and $1,156,341 net of discount of $22,344 and $0, respectively, consisted of the following convertible loans:

●	During December 2015, Mr. Deitsch, assigned $80,000 of his outstanding loan to an unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 4% and was due on December 7, 2016. The Note reverted back as the promissory note upon maturity date. On June 27, 2017, the Company owed principal balance of $80,000 plus accrued interest of $4,971. The total of $84,971 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note (See Note 6(2)). The note carries interest at 8% and was due on June 27, 2018, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note into shares of Common Stock at fifty-five percent (55%) of lowest closing bid prices of our restricted common stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. During July and August 2017, the Note holder made conversions of a total of 164,935,000 shares of our restricted common stock satisfying the principal balance of $55,325 with a fair value of $225,143. During February 2018, the Note holder made conversions of a total of 109,876,500 shares of our restricted common stock with a fair value of $462,625 in satisfaction of the remaining principal balance of $29,646 in full.

●	On March 31, 2017, we issued a convertible debenture in the amount of $80,000 to Coventry Enterprises, LLC (“Coventry”). The note carries interest at 8% and was due on March 30, 2018, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note into shares of Common Stock at a fifty-five percent (55%) of the of the lowest closing bid price of our restricted common stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. During February 2018, the Noteholder made a conversion of 70,123,500 shares of our restricted common stock with a fair value of $294,885 in satisfaction of a portion of the Note in the amount of $30,854 (See Note 7).

The noteholder sold and assigned the remaining balance of $49,146 with accrued interest of $3,276 to an unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 8% and was due on February 13, 2019, unless previously converted into shares of restricted common stock. The noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. During April and May 2018, the Note holder made conversions of a total of 65,885,713 shares of our restricted common stock with a fair value of $145,161 in satisfaction of the remaining principal balance of $49,146 and accrued interest in full (See Note 7).

●	On July 18, 2017, we issued a convertible debenture in the amount of $150,000 to Coventry. The note carries interest at 8% and was due on July 18, 2018, unless previously converted into shares of restricted common stock. Coventry has the right to convert the note into shares of Common Stock at a fifty-five percent (55%) of the of the lowest closing bid price of our restricted common stock for the twenty trading days preceding the conversion date including the date of receipt of conversion notice. During February 2018, the noteholder sold and assigned the balance of $150,000 with accrued interest of $6,000 to an unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 8% and was due on February 13, 2019, unless previously converted into shares of restricted common stock. The noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. During May and June 2018, the Noteholder made conversions of a total of 120,891,284 shares of our restricted common stock with a fair value of $200,475 in partial satisfaction of the note in the amount of $70,000 (See Note 7). During July through September 2018, the Note holder made conversions of a total of 206,988,570 shares of our restricted common stock with a fair value of $176,655 in satisfaction of the remaining principal balance $86,000 and accrued interest in full (See Note 7).

●	On March 28, 2016, we signed an expansion agreement with Brewer and Associates Consulting, LLC (“B+A”) to the original consulting agreement dated on October 15, 2015 for consulting services for twelve months for a monthly fee of $7,000. To relieve our cash obligation of $36,000 per original agreement, we issued three convertible notes for a total of $120,000 which includes the fees due under the original agreement and the new monthly fees due under the expansion agreement. The $40,000 and $60,000 of the Notes were paid in full as of December 31, 2016 and December 31, 2017, respectively. The remaining balance of $20,000 Notes is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. At December 31, 2019 and 2018, the convertible notes payable with principal balance of $20,000, at fair value, were recorded at $56,373 and $47,481, respectively.

●	During June 2016, we issued a Convertible Debenture in the amount of $72,000 to an unrelated third party as a result of debt sale. The Note carries interest at 8% and was due on June 20, 2017, unless previously converted into shares of restricted common stock. The convertible note holder has the right to convert the note into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest volume weighted average prices (the VWAP) of our restricted common stock for the fifteen trading days preceding the conversion date. During August 2018, the Note holder received a total of 300,000,000 shares of our restricted common stock in satisfaction of the principal balance of $72,000 with accrued interest in full (See Note 9).

●	During June 2016, the notes payable of $50,000 originating in January 2016 with accrued interest of $4,800 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note. The note carries interest at 8% and was due on June 16, 2017, unless previously converted into shares of restricted common stock. The Noteholder has the right to convert the note into shares of Common Stock at fifty-five percent (55%) of the average of the three lowest VWAP prices of our restricted common stock for the fifteen trading days preceding the conversion date. During May 2018, the Note holder made a conversion of 228,000,000 shares of our restricted common stock with a fair value of $319,200 in satisfaction of the principal balance of $54,800 in full (See Note 7).

●	In April 2017, we issued a Convertible Promissory Note for $33,000 to an unrelated third party. The note carries interest at 12% annually and was due on January 30, 2018. The Holder has the right to convert the loan, beginning on the date which is one hundred eighty (180) days following the date of the Note, into common stock at a price of sixty percent (60%) of the average of the three lowest trading prices of our restricted common stock for the fifteen trading days preceding the conversion date. During October 2017, the Noteholder made the conversions of a total of 50,125,000 of our restricted common stock satisfying the principal balance of $16,040 with a fair value of $35,596. During June 2018, the Note holder made a conversion of 150,000,000 shares of our restricted common stock with a fair value of $180,000 in satisfaction of the remaining principal balance of $16,960 with accrued interest in full (See Note 7).

●	During May and October 2017, we issued two Convertible Debenture for a total of $90,000 ($45,000 each) to Labrys. The notes carried interest at 12% and were due on July 19, 2017 and November 3, 2017, respectively, unless previously converted into shares of restricted common stock. Labrys has the right to convert the notes into shares of Common Stock at sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty-five trading days preceding the conversion date. During November 2017, the Note holder made a conversion of 62,059,253 shares of stock satisfying the principal balance of $11,057 and accrued interest for a fair value of $51,732. During February 2018, we issued 45,000,000 shares of our restricted common stock with a fair value of $247,500 to Labrys in settlement of the remaining balance of $78,943 and accrued interest in full (See Note 7). Based on the conversion methodology, the debt was valued at $1,206,081 prior to conversion, and the Company recorded a gain on settlement of $958,581, which is recorded within gain (loss) on settlement of debt, net, within the statement of operations.

●	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note carries interest at 8% and was due on May 4, 2018, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 20% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. During November 2017, the Note holder made a conversion of our restricted common stocks satisfying the principal balance of $856 and penalty of $6,400 for a fair value of $21,399. During February 2018, the remaining balance of $63,144 with accrued interest and penalty of $12,442 was assigned and sold to three unrelated third parties. During June 2018, a Note holder made a conversion of 50,670,000 shares of our restricted common stock with a fair value of $70,938 in satisfaction of the balance of $34,060 plus accrued interest of $8,607 (See Note 7). During December 2019, the principal balance of $16,752 with accrued interest of $3,232 assigned and sold to a third party was settled as the part of settlement of issuances of 800,000,000 shares of common stocks during December 2019(See Note 7). At December 31, 2019 and 2018, the remaining principal of $12,629 and $29,381 plus accrued interest of $9,782 and $7,138, at fair value, was recorded at $62,253 and $63,315. The remaining principal balance of the Note is in default.

All of the convertible notes discussed below are with a single unrelated third party.

●	During December 2016, we issued a Convertible Debenture to an unrelated third party in the amount of $110,000. The note carries interest at 12% and matured on September 8, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of our restricted common stock for the twenty-five trading days preceding the conversion date. During June and July 2017, the Note holder made conversions of a total of 179,800,000 shares of stock satisfying the principal balance of $63,001 and accrued interest for a fair value of $298,575. During February 2018, the remaining balance of $46,999 with accrued interest of $2,820 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note. As part of the debt sale, the Company entered into a settlement agreement with the original noteholder for a settlement of a default penalty of the original debt. During February and July, 2018, we issued a total of 105,157,409 shares of our restricted common stock to the original Note holder with a fair value of $147,220. At December 31, 2018, the Company owed additional shares to the original noteholder and recorded an accrual of $32,400 to account for the cost of the shares, and the shares were issued in January 2019 (See Note 7).

●	The new note of $49,819 carries interest at 8% and was due on February 13, 2019, unless previously converted into shares of restricted common stock. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. The conversion discount was further decreased to fifty percent due to the default on the Note. During September 2018, the Noteholder made a conversion of 52,244,433 shares of our restricted common stock with a fair value of $37,011 in satisfaction of principal balance of $15,000 and accrued interest in full (See Note 7). At December 31, 2019 and 2018, the convertible note payable with principal balance of $38,301 and $34,819, at fair value, was recorded at $246,819 and $62,508.

●	During February 2018, we issued a convertible debenture in the amount of $200,000 to an unrelated third party. The note carries interest at 8% and was due in February 2019, unless previously converted into shares of restricted common stock. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $1,646,242. At December 31, 2019 and 2018, the convertible note payable with principal balance of $220,000 and $200,000, at fair value, was recorded at $1,412,175 and $358,665. The note carries additional $200,000 “Back-end Note” ($100,000 each) with the same terms as the original note.

●	During April 2018, $65,000 of one of the $100,000 Back-end Note was funded. The note carries interest at 8% and was due in February 2019, unless previously converted into shares of restricted common stock. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $110,700. At December 31, 2019 and 2018, the convertible note payable with principal balance of $71,500 and $65,000, at fair value, was recorded at $458,957 and $115,165.

●	During March 2018, we issued a convertible debenture in the amount of $60,000 to an unrelated third party. The note carries interest at 8% and was due in March 2019, unless previously converted into shares of restricted common stock. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $48,418. At December 31, 2019 and 2018, the convertible note payable with principal balance of $66,000 and $60,000, at fair value, was recorded at $417,576 and $107,329. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend to us another $60,000.

●	During June 2018, the $60,000 Back-end Note was funded. The note carries interest at 8% and was due in March 2019, unless previously converted into shares of restricted common stock. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $68,067. At December 31, 2019 and 2018, the convertible note payable with principal balance of $66,000 and $60,000, at fair value, was recorded at $417,577 and $105,334.

●	During May 2018, we issued a convertible debenture in the amount of $60,000 to an unrelated third party. The note carries interest at 8% and was due in May 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $59,257. At December 31, 2019 and 2018, the convertible note payable with principal balance of $60,000, at fair value, was recorded at $369,372 and $106,681.

●	During August 2018, we issued a convertible debenture in the amount of $31,500 to an unrelated third party. The note carries interest at 8% and was due in August 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $23,794. At December 31, 2019 and 2018, the convertible note payable with principal balance of $31,500, at fair value, was recorded at $183,565 and $55,409.

All of the above convertible notes with principal balance of a total of $511,319, plus the additional principal increases due to the default terms, were settled in October 2020 (See Note 13).

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party. The note carries interest at 8% and was due in July 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at fifty five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $46,734. At December 31, 2019 and 2018, the convertible note payable, at fair value, was recorded at $180,176 and $96,157.

●	During August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. The note carries interest at 8% and was due in August 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at fifty five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $17,829. At December 31, 2019 and 2018, the convertible note payable, at fair value, was recorded at $70,635 and $38,297.

●	During January 2019, the principal balance of $60,000 from a promissory note of $75,000 originated in September 2016 (See Note 6(2)) and accrued interest of $15,900 was restated in the form of a Convertible Note. The new note of $75,900 was due in one year from the restatement of the note. The Noteholder has the right to convert the note into shares of Common Stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $75,900.

At December 31, 2019, the convertible note payable, at fair value, was recorded at $253,000.

●	During February 2019, we issued a convertible promissory note to an unrelated third party in the amount up to $1,000,000 paid upon tranches. The note is due two years from the execution and funding of the note per tranche. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. The four tranches of the Note in the amount of $372,374 has been funded as of December 31, 2019. In connection with issuance of the convertible note, the Noteholder agreed to eliminate two outstanding Notes of $27,000 and the accrued interest of $11,412 that were held by the Noteholder’s defunct entities. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $610,210. During May and June 2019, the Note holder made conversions of a total of 750,000,000 shares of stock satisfying the principal balance of $100,000 for a fair value of $275,000 (See Note 7). At December 31, 2019, the convertible note payable with principal balance of $272,374, at fair value, was recorded at $907,912. Proceeds in the amount of $122,362 have been funded subsequent to December 31, 2019. During January 2020 through February 2020, the Note holder received a total of 500,000,000 shares of our restricted common stock in satisfaction the $175,000 of the Note with a fair value of $425,000. During February through April 2021, the Note holder received a total of 232,150,000 shares of our restricted common stock in satisfaction the $116,075 of the Note with a fair value of $2,292,809. The remaining balance of $103,660 is due March 2023.

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note (See Note 7). The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $240,000. Amortization for the debt discount for the year ended December 31, 2019 was $22,344. At December 31, 2019, the debt discount is $22,344. The convertible note payable, at fair value, was recorded at $800,000. The Note is in default and negotiation of settlement.

(5)	At December 31, 2019 and 2018, the balance of $175,000 and $0, respectively, consisted of the following advances received from a third party: During the periods from May 2019 through December 2019, the Company received a total of $175,000 in deposits from a third party in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold pending the outcome of the lawsuit with the Securities and Exchange Commission (see Note 12). During February and May 2020, the Company received an additional total of $50,000 in deposits from this third party in connection with a Joint Venture proposal.

7. STOCKHOLDERS’ DEFICIT

Authorized Shares

On March 7, 2018, we obtained written consents from stockholders holding a majority of our outstanding voting stock to approve an amendment of the Company’s articles of incorporation, as amended, to increase the number of authorized shares of common stock from 2,000,000,000 to 8,000,000,000.

Series A Preferred Stock

Effective October 30, 2017, pursuant to authority of its Board of Directors, the Company filed a Certificate of Determination to authorize the issuance of 20,000,000 shares of stock designated “preferred shares”, issuable from time to time in one or more series and authorize the Board of Directors to fix the number of shares constituting any such series, and to determine or alter the dividend rights, dividend rate, conversion rights, voting rights, right and terms of redemption (including sinking fund provisions), the redemption price or prices and the liquidation preference of any wholly unissued series of such preferred shares, and the number of shares constituting any such series.

Effective October 30, 2017 the Board of Directors authorized the issuance of 3,000,000 shares of Series A Preferred Stock (“Series A Preferred”). Terms of the Series A Preferred include the following:

1.	The Series A Preferred votes with the Company’s common stock as a single class on all matters or consents for the Company’s common stockholders. Each share of Series A Preferred is entitled to one thousand votes per share.

2.	The Series A Preferred will not be entitled to dividends unless the Company pays cash dividends or dividends in other property to holders of outstanding shares of common stock, in which event, each outstanding share of the Series A Preferred will be entitled to receive dividends of cash or property in an amount or value equal to one thousand multiplied by the amount paid in respect of one share of common stock. Any dividend payable to the Series A Preferred will have the same record and payment date and terms as the dividend payable on the common stock.

3.	Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of all shares of Series A Preferred then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount in cash equal to $0.133 in cash per share before any distribution is made on any shares of the Company’s common stock. If upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the application of all amounts available for payments with respect to Series A Preferred would not result in payment in full of Series A Preferred, the holders shall share equally and ratably in any distribution of assets of the Company in proportion to the full liquidation preference to which each is entitled.

4.	The Series A Preferred does not have any redemption rights.

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

During May and June 2019, the Note holder made conversions of a total of 750,000,000 shares of stock for a fair value of $275,000 satisfying the principal balance of $100,000 of a Note originated in February 2019 in the amount of up to $1,000,000.(See Note 6).

	Number of	Fair Value of
Date	shares converted	Debt Converted
5/6/2019	250,000,000	$75,000
5/31/2019	250,000,000	$100,000
6/6/2019	250,000,000	$100,000

Common Stock Issued for Settlement of Accounts Payable, Accrued expense and Debt

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

During December 2019, six convertible promissory Notes for a total of $87,100 (See Note 6(3)), one Note of $19,984 assigned from the convertible Note of $29,381 (See Note 6(4)), and the accrued consulting fees of $39,000, were settled with 800,000,000 shares of common stocks. The shares were valued at fair value of $454,000. We recorded a loss on settlement in other expense for $244,632.

Common Stock Issued for Debt Modification and Penalty

During February and July, 2018, in connection with the settlement of a default penalty of debt, we issued a total of 105,157,409 shares of our restricted common stock with a fair value of $147,220 to the Note holder (See Note 6).

During April 2018, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayment of the promissory note of $50,000 originated in October 2017.The shares were valued at fair value of $1,700.

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

Common Stock Issued for Services

During June 2018, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 100,000,000 shares of the Company’s restricted common stocks were issued. The shares were valued at $0.0012 per share. The Company recorded an equity compensation charge of $50,000 and $70,000 during the years ended December 31, 2019 and 2018.

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

The Company recorded an equity compensation charge of $21,500 during the year ended December 31, 2019. The remaining unrecognized compensation cost of $8,500 will be recognized by the Company over the remaining service period.

Warrants Issued with Debt

The Company granted the following warrants at an exercise price of $0.001 per share in connection with issuances of convertible notes payable of $70,000 in February 2019 and amendment of convertible notes payable of $22,000 in December 2019. The warrants were valued using the Black-Scholes method and recorded as a debt discount and additional paid in capital. No warrants have been exercised.

	Number of	Fair Value of	Month of
Month of Issuance	Warrants	Warrants	Expiration
February, 2019	110,000,000	$8,147	August, 2019
December, 2019	44,000,000	$7,370	August, 2020

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

On March 31, 2017, in connection with the issuance of an $80,000 Note, we granted three-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.005 per share. The warrants were valued at their fair value of $539 and $977 using the Black-Scholes method on December 31, 2019 and 2018. The warrants expired on March 30, 2020.

On March 3, 2016, in connection with the issuance of a convertible note, we granted five-year warrants to purchase an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.03 per share. The warrants were valued at their fair value of $872 and $491 using the Black-Scholes method at December 31, 2019 and 2018. The warrants expired on March 3, 2021.

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

The Company granted the following warrants at an exercise price of $0.001 per share in connection with issuances of three convertible notes payable of $70,000 in February 2019 and amendment of one convertible notes payable of $22,000 in December 2019. The warrants were valued using the Black-Scholes method and recorded as a debt discount and additional paid in capital. No warrants have been exercised.

Month of Issuance	Number of Warrants	Fair Value of Warrants	Month of Expiration

February, 2019	110,000,000	$8,147	August, 2019
December, 2019	44,000,000	$7,370	August, 2020

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the years ended December 31, 2019 and 2018:

	Number Of shares	Weighted average exercise price

Balance December 31, 2017	13,540,000	$0.023
Exercised	-	-
Issued	-	-
Expired	(940,000)	0.015
Balance December 31, 2018	12,600,000	$0.026
Exercised	-	-
Issued	154,000,000	0.001
Expired	(114,100,000)	0.0027
Balance December 31, 2019	52,500,000	$0.0028

The following table summarizes information about fixed-price warrants outstanding as of December 31, 2019 and 2018:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2019	$0.001-0.03	10,187,671	0.62 years	$0.0028
2018	$0.005-0.05	12,600,000	1.11 years	$0.026

At December 31, 2019, the aggregate intrinsic value of all warrants outstanding and expected to vest was $0. The intrinsic value of warrant share is the difference between the fair value of our restricted common stock and the exercise price of such warrant share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money warrants had they exercised their warrants on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0005, closing stock price of our restricted common stock on December 31, 2019. There were no in-the-money warrants at December 31, 2019.

9. INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2019 and 2018, (computed by the following blended rate), are approximately as follows.

	2019	2018
Tax Rate Reconciliation:
Federal tax rate	21.00%	21.00%
Add: State taxes	5.50%	5.50%
Permanent difference	-1.15%	-1.15%
Valuation allowance and change in federal tax rate	-25.35%	-25.35%
Tax rate	-	-

	December 31,
	2019	2018
Computed “expected” tax expense (benefit) - Federal	$(1,384,203)	(793,340)
Computed “expected” tax expense (benefit) - State	(286,398)	(164,145)
Permanent differences	1,313,998	571,235
Change in federal tax rate	-	4,134,665
Change in valuation allowance	356,603	(3,748,415)
Provision for income taxes	$-	$-

F-28

	2019	2018
Net deferred income tax assets:
Reserve for prepaid inventory	$18,174	$12,104
Accrued salary	316,659	296,834
Reserve for receivables from officer	14,954	-
Net operating loss carryforwards	9,398,889	9,083,135
Valuation allowance	(9,748,676)	(9,392,073)
Net deferred income tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have provided a valuation allowance to fully reserve such assets. The valuation allowances increased by $356,603 for the year ended December 31, 2019 and decreased by $3,748,415 for the year ended December 31, 2018.

As of December 31, 2019, the Company has net operating loss of approximately $37.1 million as of December 31, 2019, of which $1.7 million were incurred after December 31, 2017 that are available to offset future taxable income with no expiration date. The remaining approximately $35.4 million of net operating loss of expired between 2030 and 2037.

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

The Company’s 2017 through 2019 tax returns are subject to examination by the Internal Revenue Services and various state authorities.

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2019	2018
Accrued consulting fees	$161,550	$161,550
Accrued settlement expenses	35,000	347,400
Accrued payroll taxes	167,906	120,182
Accrued interest	231,186	180,509
Accrued others	16,905	22,208
Total	$612,547	$831,849

11. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	December 31, 2019	December 31, 2018
Supplier advances for future purchases	$224,859	$200,911
Reserve for supplier advances	(224,859)	(200,911)
Net supplier advances	-	-
Prepaid professional fees	8,650	13,000
Deferred stock compensation	8,500	50,000
Total	$17,150	$63,000

We performed an evaluation of our inventory and related accounts at December 31, 2019 and 2018, and increased the reserve on supplier advances for future venom purchases by $23,948 and $47,757, respectively. At December 31, 2019 and 2018, the total valuation allowance for prepaid venom is $224,859 and $200,911, respectively.

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

December 31,
2019
Lease cost
Operating lease cost	$89,021
Short-term lease cost	45,026
Total lease cost	$134,047

Balance sheet information
Operating ROU Assets	$207,530

Operating lease obligations, current portion	73,278
Operating lease obligations, non-current portion	143,322
Total operating lease obligations	$216,600

Weighted average remaining lease term (in years) – operating leases	2.67
Weighted average discount rate-operating leases	8%

Supplemental cash flow information related to leases were as follows, for the year ended December 31, 2019:

Cash paid for amounts included in the measurement of operating lease liabilities	$79,950

Future minimum payments under these lease agreements are as follows:

December 31,	Total
2020	$87,991
2021	91,379
2022	62,274
Total future lease payments	$241,644
Less imputed interest	25,044
Total	$216,600

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of December 31, 2019. We have accrued the $142,500 in accrued expense and equity compensation.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of December 31, 2019, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

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

The settlement agreement executed on June 1, 2015 provides that ReceptoPharm will pay Ms. Meding a total of $360,000 over 35 months. The first payment of $20,000 was made on July 1, 2015. A second payment of $20,000 was made on August 17, 2015 with 32 subsequent monthly $10,000 payments due on the 15th of every month thereafter. To date, ReceptoPharm has made all monthly payments due under the agreement. In the event of default on any of the payments due under the settlement agreement, the settlement amount would increase by an additional $200,000. As of December 31, 2019, all payments were made and the settlement was concluded. We have recorded $200,000 in gain on settlement of debt on the consolidated statements of operations upon payments in full in April 2018.

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

On June 24, 2021, the parties entered into a confidential settlement agreement of the lawsuit.  Nutra Pharma has fully performed under the settlement and considers the case fully resolved.

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

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At December 31, 2019, we owed principal balance of $91,156 and accrued interest of $29,948 (See Note 6) if the defenses and our new claims are deemed to be of no merit.

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

On May 29, 2019 (following each of the defendants filing motions to dismiss), the SEC filed a First Amended Complaint which generally alleged the same conduct as its original Complaint, but accounted for certain guidance provided by the United States Supreme Court in a case that had been recently decided. Each of the defendants then moved to dismiss the SEC’s First Amended Complaint. On March 31, 2020, the Court entered an Order granting in part and denying in part the various motions to dismiss. Following that Order, the SEC filed a Second Amended Complaint (the operative pleading) and the defendants have filed their answers which generally deny liability. At this time, discovery is closed and the SEC has indicated an intent to file a summary judgment motion regarding certain non-fraud claims asserted in its Second Amended Complaint. The defendants have opposed the SEC’s request to file such motion(s). The Court conducted a hearing on February 23, 2021 and set an initial briefing schedule for the SEC’s Motion for Partial Summary Judgment wherein the Plaintiffs’ Motion for Partial Summary Judgment was due on April 5, 2021, the Defendants’ Consolidated (i.e., collectively, Nutra Pharma Corporation, Erik “Rik” Deitsch, and Sean McManus) Response Brief to the SEC’s Motion was due May 3, 2021, and the Plaintiffs’ Reply Brief was due on May 19, 2021. On March 23, 2021, the Plaintiff filed a Motion for Extension of Time to file the Motion for Partial Summary Judgment. On March 24, 2021, the Court entered an order granting the Motion for Extension of Time and modified the briefing schedule as follows: Plaintiffs’ Motion was due on or before April 9, 2021, the Defendants’ Response was due on or before May 7, 2021, and the Plaintiffs’ Reply was due on or before May 21, 2021. The Company disputes the allegations in this lawsuit and continues to vigorously defend against the SEC’s claims. Mr. Deitsch and Mr. McManus have similarly defended the lawsuit since its filing and each contest liability. The Company does not believe that it engaged in any fraudulent activity or made any material misrepresentations concerning the Company and/or its products.

13. SUBSEQUENT EVENTS

Convertible Notes Payable

During August 2020, the convertible promissory notes of $38,500 was amended with additional original issuance discount of $7,550 due February 2021. During October 2020, the convertible promissory note of $16,500 was amended with additional original issuance discount (OID) of $1,650 due April 2021.The Noteholders have the right to convert the note into shares of Common Stock at a conversion price of $0.0005. In connection with the issuance of amended convertible notes, the Company granted the following warrants at an exercise price of $0.001 per share. The warrants were valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The gross proceeds of the notes were allocated to debt and warrants issued on a relative fair value basis. The debt discounts associated with the warrants and OID for $29,481 and $9,200, respectively, are amortized over the life of the notes.

	Number of	Fair Value of	Month of
Month of Issuance	Warrants	Warrants	Expiration
August, 2020	92,100,000	$20,848	August, 2021
October, 2020	39,930,000	$8,633	October, 2022

Pursuant to the Note agreement in the amount up to $1,000,000 signed in February 2019, the proceeds in the amount of $372,374 have been funded as of December 31, 2019. Proceeds in the amount of $122,362 have been funded subsequent to December 31, 2019. During January 2020 through February 2020, the Note holder received a total of 500,000,000 shares of our restricted common stock in satisfaction the $175,000 of the Note with a fair value of $425,000. During February through June 2021, the Note holder received a total of 237,850,000 shares of our restricted common stock in satisfaction the $118,925 of the Note with a fair value of $2,328,149. The remaining balance of $100,810 is due March 2023.

	Number of	Fair Value of
Date	shares converted	Debt Converted
1/21/2020	250,000,000	$150,000
2/18/2020	250,000,000	$275,000
2/25/2021	137,700,000	$1,500,930
3/3/2021	67,380,000	$599,682
4/26/2021	27,070,000	$192,197
6/1/2021	5,700,000	$35,340

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

During October and November 2020, we issued convertible promissory notes to 3 unrelated third parties for $208,800 with original issuance discount of $19,800. The Noteholders have the right to convert the note into shares of Common Stock at a conversion price ranging from $0.00022 to $0.0005 per share. The notes were due in April and May 2021. The Notes are in default and negotiation of settlement.

During November 2020, we issued a convertible promissory note to an unrelated third party for $139,150 with original issuance discount of $12,650. The Noteholder has the right to convert the note into shares of Common Stock at a fixed conversion price of $0.00055. The note is due November 2021.

During November and December 2020, we issued two convertible promissory notes to unrelated third parties for a total of $57,500 with original issuance discount of $7,500. The notes are due one year from the execution and funding of the notes. The Noteholders have the right to convert the note into shares of Common Stock at a conversion price of $0.0008. In connection with the issuance of convertible notes, the Company granted the 71,875,000 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The gross proceeds of the notes were allocated to debt and warrants issued on a relative fair value basis. The debt discounts associated with the warrants and OID for $30,417 and $7,500, respectively, are amortized over the life of the notes.

During November 2020, the Note holder assigned $20,000 of the $75,900 convertible note restated in January 2019 to a third party. The third party subsequently received a total of 100,000,000 shares of our restricted common stock in satisfaction the $20,000 of the Note with a fair value of $140,000. At December 31, 2020, the balance of $55,900 remains outstanding. The note was due January 2021. The Note is in default and negotiation of settlement.

During the first quarter of 2021, we issued convertible promissory notes to the unrelated third parties for a total of $717,667 with original issuance discount of $93,609. The Noteholders have the right to convert the note into shares of Common Stock at a conversion price ranging from $0.0003 to $0.002 per share. The notes are due one year from the execution and funding of the notes.

During the second quarter of 2021, we issued convertible promissory notes to the unrelated third parties for a total of $265,650 with original issuance discount of $34,650. The Noteholders have the right to convert the note into shares of Common Stock at a conversion price ranging from $0.0008 to $0.002 per share. The notes are due one year from the execution and funding of the notes.

PPP Loan

During May 2020, we entered into a two-year loan agreement with the U. S. Small Business Administration for a Payroll Protection Program (PPP) loan, for $64,895 with an annual interest rate of one percent (1%), with a term of twenty-four (24) months, whereby a portion of the loan proceeds have been used for certain labor costs, office rent costs and utilities, which may be subject to a loan forgiveness, pursuant to the terms of the SBA/PPP program.

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

Settlement of Convertible Promissory Notes

During February through August 2018, we issued seven convertible promissory notes to an unrelated third party due one year from the execution dates. The principal balance of these Notes on December 31, 2019 was $511,319. During September 2020, the Note holder received a total of 107,133,333 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,140. During October 2020, the Note holder received a total of 107,817,770 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,345. During October 2020, the Note holder sold the remaining debt of $467,319 and accrued interest of $166,168 for $250,000 to a non-related party.

	Number of	Fair Value of
Date	shares converted	Debt Converted
9/21/2020	107,133,333	$171,413
10/5/2020	107,817,770	64,691

During March 2021, in connection with this settlement of the $6,000 of the Note of $11,000 originated in November 2018, we issued 11,000,000 shares of common stocks in satisfaction of $6,000 of the Note with a fair value of $104,500 and made a repayment of $5,000 in cash. The settlement resulted in a loss on settlement of debt in other expense for $98,500.

During April 2021, in connection with this settlement of the remaining balance of $8,500 of the Note of $12,000 originated in December 2018, we issued 2,000,000 shares of common stocks in satisfaction of $4,000 of the Note with a fair value of $15,200 and made a repayment of $4,500 in cash. The settlement resulted in a loss on settlement of debt in other expense for $11,200.

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

Convertible notes receivable

On March 10, 2021, we purchased a convertible note from an unrelated third party for a total of $26,950 with original issuance discount of $2,450. The note is convertible into common shares for $0.01 per common share and mature on March 10, 2022.

