Form 10-Q
period 2020-06-30
NUTRA PHARMA CORP
filed 2021-08-05
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

As of August 5, 2021, there were 7,267,619,714 shares of common stock and 3,000,000 shares of Series A preferred stock issued and outstanding.

2

Nutra Pharma Corp (“Nutra Pharma”) and its wholly owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics Inc. are referred to herein as “we”, “our” or “us” (ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Quarterly Report on Form 10–Q for the period ending June 30, 2020, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward–looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward–looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$57,870	$-
Accounts receivable	34,060	32,479
Inventory, current portion	6,376	8,177
Prepaid expenses and other current assets	15,265	17,150
Total current assets	113,571	57,806

Inventory, less current portion	65,568	52,183
Property and equipment, net	5,339	6,763
Operating lease right-of-use assets	168,234	207,530
Security deposit	8,803	15,550
Total assets	$361,515	$339,832

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$543,399	$583,226
Accrued expenses	682,355	612,547
Accrued payroll due to officers	1,338,693	1,249,393
Accrued interest to related parties	169,190	159,555
Due to officer	193,216	122,812
Derivative liabilities	1,337,115	835,868
Other debt, net of discount, current portion	5,826,693	7,352,954
Operating lease obligations, current portion	77,945	73,278
Total current liabilities	10,168,606	10,989,633
Convertible note, less current portion	306,462	907,912
SBA notes payable	214,795	-
Operating lease obligations, less current portion	103,432	143,322
Total liabilities	10,793,295	12,040,867
Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized: 3,000,000 Series A Preferred shares issued and outstanding at June 30, 2020 and December 31, 2019	3,000	3,000
Common stock, $0.001 par value, 8,000,000,000 shares authorized: 6,627,746,111 and 5,876,746,111 shares issued and outstanding at June 30, 2020 and December 31, 2019	6,627,746	5,876,746
Additional paid-in capital	50,125,203	50,283,503
Accumulated deficit	(67,187,729)	(67,864,284)
Total stockholders’ deficit	(10,431,780)	(11,701,035)
Total liabilities and stockholders’ deficit	$361,515	$339,832

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months ended June 30,
	2020	2019	2020	2019

Net sales	$6,240	$10,215	$23,356	$51,537
Cost of sales	(3,685)	(3,774)	(8,964)	(19,399)
Gross profit	2,555	6,441	14,392	32,138

Operating expenses:
Selling, general and administrative - including stock based compensation of $1,000 and $26,500 for the three months ended June 30, 2020 and 2019, and $8,500 and $56,500 for the six months ended June 30, 2020 and 2019, respectively	235,427	334,287	476,868	608,922
Bad debt recovery - related party	(31,000)	-	(70,500)	-
Total operating expenses	204,427	334,287	406,368	608,922
Loss from operations	(201,872)	(327,846)	(391,976)	(576,784)

Other income (expenses)
Rental income	3,000	-	6,000	-
Other income	5,000	-	5,000	-
Interest expense	(78,238)	(59,832)	(147,111)	(134,977)
Interest expense to related parties	(4,914)	(4,368)	(9,635)	(8,564)
Change in fair value of convertible notes and derivatives	(1,226,465)	(1,275,111)	1,316,477	(1,404,528)
Stock issued for loan modification	(3,000)	(1,050)	(80,200)	(1,050)
Gain (loss) on settlement of debt and accrued expense, net	-	-	(22,000)	57,253
Total other income (expenses)	(1,304,617)	(1,340,361)	1,068,531	(1,491,866)
Income (loss) before income taxes	(1,506,489)	(1,668,207)	676,555	(2,068,650)
Provision for income taxes	-	-	-	-
Net income (loss)	$(1,506,489)	$(1,668,207)	$676,555	$(2,068,650)

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding during the period - basic	6,623,845,012	4,612,987,869	6,448,086,770	4,336,212,961

Weighted average number of shares outstanding during the period - diluted	6,623,845,012	4,612,987,869	12,971,980,061	4,336,212,961

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months ended June 30, 2020 and 2019

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -March 31, 2020	3,000,000	$3,000	6,622,746,111	$6,622,746	$50,127,203	$(65,681,240)	$(8,928,291)

Common stock issued for debt modification and penalty	-	-	5,000,000	5,000	(2,000)	-	3,000
Net loss						(1,506,489)	(1,506,489)
Balance -June 30, 2020	3,000,000	$3,000	6,627,746,111	$6,627,746	$50,125,203	$(67,187,729)	$(10,431,780)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -March 31, 2019	3,000,000	$3,000	4,127,746,110	$4,127,746	$51,246,050	$(61,673,285)	$(6,296,489)

Issuance of common stock in exchange for services to consultants			135,000,000	135,000	(105,000)		30,000
Common stock issued for debt modification and penalty	-	-	3,500,000	3,500	(2,450)		1,050
Common stock issued for conversion of debt			750,000,000	750,000	(475,000)		275,000
Common stock issued with Debt-Debt discount	-	-	22,000,001	22,000	(15,512)		6,488
Net loss						(1,668,207)	(1,668,207)
Balance -June 30, 2019	3,000,000	$3,000	5,038,246,111	$5,038,246	$50,648,088	$(63,341,492)	$(7,652,158)

See the accompanying notes to the unaudited condensed consolidated financial statements.

For the Six months ended June 30, 2020 and 2019

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2019	3,000,000	$3,000	5,876,746,111	$5,876,746	$50,283,503	$(67,864,284)	$(11,701,035)

Common stock issued for debt modification and penalty	-	-	126,000,000	126,000	(45,800)	-	80,200
Common stock issued for conversion of debt	-	-	500,000,000	500,000	(75,000)	-	425,000
Common stock issued for settlement of debt	-	-	125,000,000	125,000	(37,500)	-	87,500
Net Income						676,555	676,555
Balance -June 30, 2020	3,000,000	$3,000	6,627,746,111	$6,627,746	$50,125,203	$(67,187,729)	$(10,431,780)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2018	3,000,000	$3,000	4,046,746,110	$4,046,746	$51,286,503	$(61,272,842)	$(5,936,593)

Issuance of common stock in exchange for services to consultants			135,000,000	135,000	(105,000)		30,000
Common stock issued for debt modification and penalty	-	-	3,500,000	3,500	(2,450)	-	1,050
Common stock issued for conversion of debt			750,000,000	750,000	(475,000)	-	275,000
Common stock issued with Debt-Debt discount	-	-	22,000,001	22,000	(15,512)	-	6,488
Common stock issued for settlement of debt			81,000,000	81,000	(48,600)	-	32,400
Warrants issued with Debt-Debt discount					8,147	-	8,147
Net loss						(2,068,650)	(2,068,650)
Balance -June 30, 2019	3,000,000	$3,000	5,038,246,111	$5,038,246	$50,648,088	$(63,341,492)	$(7,652,158)

See the accompanying notes to the unaudited condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$676,555	$(2,068,650)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	-	31,789
Bad debt recovery - related party	(70,500)	-
Accrued interest expense for amount due to officer	3,654	3,536
Loss (gain) on settlement of debt and accrued expense	22,000	(57,253)
Depreciation	1,424	2,210
Stock-based compensation	8,500	56,500
Stock-based loan modification cost	80,200	1,050
Change in fair value of convertible notes and derivatives	(1,316,477)	1,404,528
Amortization of loan discount	58,829	62,078
Amortization of operating lease right-of-use assets	39,296	29,288
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,581)	(13,858)
Increase in inventory	(11,584)	(1,226)
Decrease (increase) in prepaid expenses and other current assets	132	(7,848)
(Decrease) increase in accounts payable	(39,827)	77,868
Increase in accrued expenses	97,458	115,811
Increase in accrued payroll due to officers	89,300	102,900
Increase in accrued interest to related parties	9,635	8,564
Decrease in operating lease obligations	(35,223)	(30,990)
Net cash used in operating activities	(388,209)	(283,703)
Cash flows from financing activities:
Loans from officer	152,700	4,100
Repayment of officer loans	(15,450)	(61,715)
Repayments of notes payable-related party	(14,400)	-
Proceeds from convertible notes	111,875	484,879
Repayment of convertible notes	-	(10,000)
Advances from an unrelated third party	50,000	-
Repayments of other notes payable	(53,441)	(19,848)
Proceeds from SBA notes payable	214,795	-
Net cash provided by financing activities	446,079	397,416

Net increase in cash	57,870	113,713

Cash - beginning of period	-	-

Cash - end of period	$57,870	$113,713
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non Cash Financing and Investing:
Stock issued in settlement of notes, accounts payable, and accrued expenses	$87,500	$32,400
Shares issued for conversion of debt	$425,000	$275,000
Warrants issued with Debt-Debt discount	$-	$14,635
Right-of-use asset due to adoption of ASC 842	$-	$281,175
Operating lease liabilities due to adoption of ASC 842	$-	$281,175
Reclassification of accrued interest to debt	$12,150	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

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

Liquidity and Going Concern

Our Unaudited Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $67,187,729 at June 30, 2020. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $10,055,035 and a stockholders’ deficit of $10,431,780 at June 30, 2020.

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

Impact of COVID-19 on our Operations

The ramifications of the outbreak of the novel strain of COVID-19, reported to have started in December 2019 and spread globally, are filled with uncertainty and changing quickly. Our operations have continued during the COVID-19 pandemic and we have not had significant disruption. Beginning in June 2020, the Company experienced a delay in retail rollout as a downstream implication of the slowing economy. We also closed our Coral Springs office in effort to save money. During May 2020, we received approval from the Small Business Administration (“SBA”) to fund our request for a PPP loan for $64,895. We used the proceeds primarily for payroll costs. We expect forgiveness of this loan under the current terms of requirement by the SBA. During April and June 2020, we obtained a loan in the amount of $150,000 from SBA under its Economic Injury Disaster Loan assistance program. We used the proceeds primarily for rent, payroll, utilities, accounting and legal expenses (See Note 6).

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

Accounting for Shipping and Handling Costs

We account for shipping and handling as fulfilment activities and record amounts billed to customers as revenue and the related shipping and handling costs as cost of sales.

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. No allowance for doubtful account is deemed to be required at June 30, 2020 and December 31, 2019.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. Commencing on October 1, 2019, we classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of goods sold. We performed an evaluation of our inventory and related accounts at June 30, 2020 and December 31, 2019, and increased the reserve on supplier advances for future venom purchases included in prepaid expenses and other current assets by $0 and $23,948, respectively. At both June 30, 2020 and December 31, 2019, the total valuation allowance for prepaid venom was $224,859.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the three months ended June 30, 2020, there was no customer accounted for more than 10% of the total revenues. For the three months ended June 30, 2019, there was one customer that accounted for 27% of the total revenues. For the six months ended June 30, 2020, there was one customer that accounted for 43% of the total revenues. For the six months ended June 30, 2019, there were two customers that accounted for 25% and 49% of the total revenues, respectively. As of June 30, 2020 and December 31, 2019, 100% of the accounts receivable balance are reserves due from two payment processors.

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

Income Taxes

The Company recorded no income tax expense for the six months ended June 30, 2020 and 2019 because the estimated annual effective tax rate was zero. As of June 30, 2020, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic and diluted numerator:

Net income (loss) - basic	$(1,506,489)	$(1,668,207)	$676,555	$(2,068,650)

Effect of dilutive securities:
Change in fair value of convertible notes	-	-	(1,818,618)	-
Interest on convertible debt	-	-	16,167	-
Net loss - diluted	$(1,506,489)	$(1,668,207)	$(1,125,896)	$(2,068,650)

Basic and diluted denominator:

Weighted-average common shares outstanding - basic	6,623,845,012	4,612,987,869	6,448,086,770	4,336,212,961

Effect of dilutive securities:
Convertible debt	-	-	6,523,893,291	-
Weighted-average common shares outstanding - diluted (1)	6,623,845,012	4,612,987,869	12,971,980,061	4,336,212,961

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

(1) Includes potential common shares that are in excess of authorized shares.

As of June 30, 2020 and 2019, the following items were not included in dilutive loss as the effect is anti-dilutive:

	June 30, 2020	June 30, 2019
Options and warrants	46,500,000	118,500,000
Convertible notes payable at fair value	-	7,050,986,979
Convertible notes payable	-	1,230,580,833
Total	46,500,000	8,400,067,812

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

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at June 30, 2020 and December 31, 2019:

	Fair Value Measurements at June 30, 2020
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$517	$-	$-	$517
Derivative liabilities	$1,336,598	$-	$-	$1,336,598
Convertible notes at fair value	$3,613,041	$-	$-	$3,613,041

	Fair Value Measurements at December 31, 2019
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$1,411	$-	$-	$1,411
Derivative liabilities	$834,457	$-	$-	$834,457
Convertible notes at fair value	$5,814,047	$-	$-	$5,814,047

The following table shows the changes in fair value measurements for the warrant liability using significant unobservable inputs (Level 3) during the six months ended June 30, 2020 and the year ended December 31, 2019:

Description	June 30, 2020	December 31, 2019
Beginning balance	$1,411	$1,468
Total gain included in earnings (1)	(894)	(57)
Ending balance	$517	$1,411

(1)	The gain related to the revaluation of our warrant liability is included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

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

We valued derivative liabilities using the number of potential convertible shares for warrants in equity and convertible notes with fixed conversion price that are recorded at amortized cost times the closing stock price of our restricted common stock at June 30, 2020. These derivative liabilities are recorded due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit and the equity environment is tainted, and therefore all convertible debt and options and warrants should be accounted for as liabilities.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at June 30, 2020 and December 31, 2019:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
June 30, 2020	$1,088,578	8%-10%	20%-24%	N/A	$0.00025-$0.00044	50%-60%	3 to 25 Days
December 31, 2019	$1,244,204	8%-10%	20%-24%	N/A	$0.00010-$0.000293	50%-60%	3 to 25 Days

Using the stated assumptions summarized in table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2020 and the year ended December 31, 2019:

Description	June 30, 2020	December 31, 2019
Beginning balance	$5,814,047	$1,156,341
Purchases and issuances	19,374	688,274
Day one loss on value of hybrid instrument (1)	24,598	926,109
Loss (gain) from change in fair value (1)	(1,842,322)	3,423,935
Debt discount	22,344	(22,344)
Settlement through issuance of common stock	-	(83,268)
Conversion to common stock	(425,000)	(275,000)
Ending balance	$3,613,041	$5,814,047

(1)	The losses (gains) related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At June 30, 2020 and December 31, 2019, inventories were as follows:

	June 30, 2020	December 31, 2019
Raw Materials	$65,568	$52,183
Finished Goods	6,376	8,177
Total Inventories	71,944	60,360
Less: Long-term inventory	(65,568)	(52,183)
Current portion	$6,376	$8,177

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Computer equipment	$25,120	$25,120
Furniture and fixtures	34,757	34,757
Lab equipment	53,711	53,711
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	216,033	216,033
Less: Accumulated depreciation	(210,694)	(209,270)
Property and equipment, net	$5,339	$6,763

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At June 30, 2020, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the six-months ended June 30, 2020 and 2019 was $1,424 and $2,210, respectively, and $712 and $1,105 for the three-months ended June 30, 2020 and 2019, respectively.

5. DUE TO/FROM OFFICER

At June 30, 2020, the balance due to our President and CEO, Rik Deitsch, is $193,216, which is an unsecured demand loan that bears interest at 4%. During the six months ended June 30, 2020, we advanced $15,450 to and collected $152,700 from Mr. Deitsch and the companies owned by him. Additionally, accrued interest on the demand loan was $3,654 and is included in the due to officer account. The Company has fully reserved receivables from companies owned by the Company’s CEO. The reserve was $493,970 and $564,470 as of June 30, 2020 and December 31, 2019, which represents a full valuation allowance for amounts owed by these companies. For the six months ended June 30, 2020 and 2019, we recorded a bad debt recovery of $70,500 and $0, respectively. For the three months ended June 30, 2020 and 2019, we recorded a bad debt recovery of $31,000 and $0, respectively.

At December 31, 2019, the balance due to our President and CEO, Rik Deitsch, is $122,812, which is an unsecured demand loan that bears interest at 4%. During the year ended December 31, 2019, we advanced $134,015 to and collected $5,000 from Mr. Deitsch and the companies owned by him. Additionally, accrued interest on the demand loan was $6,330 and is included in the due to officer account.

6. DEBTS

Debts consist of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Note payable– Related Party (1)	$-	$14,400
Notes payable – Unrelated third parties (Net of discount of $9,972 and $8,921, respectively) (2)	1,382,898	1,385,163
Convertible notes payable – Unrelated third parties (Net of discount of $3,084 and $17,370, respectively) (3)	912,216	872,256
Convertible notes payable, at fair value (Net of discount of $0 and $22,344, respectively) (4)	3,613,041	5,814,047
Other advances from an unrelated third party (5)	225,000	175,000
SBA notes payable(6)	214,795	-
Ending balances	6,347,950	8,260,866
Less: Long-term portion-Convertible Notes payable-Unrelated third parties	(306,462)	(907,912)
Less: Long-term portion- SBA notes payable	(214,795)	-
Current portion	$5,826,693	$7,352,954

(1)	During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. At June 30, 2020 and December 31, 2019, we owed this director accrued interest of $169,190 and $159,555, respectively. The interest expense for the six-months ended June 30, 2020 and 2019 was $9,635 and $8,564, respectively, and $4,914 and $4,368 for the three-months ended June 30, 2020 and 2019, respectively.

In December 2017, we issued a promissory note to a related party in the amount of $12,000 with original issuance discount of $2,000. The note was amended in December 2018 with original issuance discount of $2,400 and was due in twelve months from the execution and funding of the note. The Note of $14,400 was paid in full in cash during June 2020. In addition, we issued 5,000,000 shares due to the default on repayment of the note. The shares were valued at fair value of $3,000(See Note 7). At June 30, 2020 and December 31, 2019, the principal balance of the loan is $0 and $14,400.

(2)	At June 30, 2020 and December 31, 2019, the balance of $1,382,898 and $1,385,163 net of discount of $9,972 and $8,921, respectively, consisted of the following loans:

●	In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The notes carry interest at 12% annually and were due on the date that was six-months from the execution and funding of the note. Upon default in February 2017, the Notes became convertible at $0.008 per share. During March 2017, we repaid principal balance of $6,365. During April 2017, the Notes with accrued interest were restated. The restated principal balance of $201,818 bears interest at 12% annually and was due October 12, 2017. During June 2017, we repaid principal balance of $8,844. The loan was reclassified to notes payable – unrelated third parties after the director resigned in March 2018. At December 31, 2018, we owed principal balance of $192,974, and accrued interest of $40,033. The principal balance of $101,818 and accrued interest of $21,023 were settled on February 15, 2019 for $104,000 with scheduled payments through May 1, 2020. During the first quarter of 2020, the settlement was amended to $88,500. We recorded a gain on settlement of debt in other income for $15,500 and $18,841 during the six months ended June 30, 2020 and 2019, respectively. The Company repaid $13,500 during the year ended December 31, 2019. Additionally, $37,500 was repaid during the six months ended June 30, 2020. At June 30, 2020 and December 31, 2019, we owed principal balance of $128,656 and $160,633, and accrued interest of $35,403 and $50,971, respectively. $37,500 of the balance owed was repaid in full through November 2020. The remaining principal balance of $91,156 and accrued interest of $35,403 is being disputed in court and negotiation for settlement (See Note 12).

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments and on January 26, 2012, we signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). We repaid $25,000 during the three months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). The $100,000 penalty was expensed during 2012. LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013 the debt of $281,772 reverted back to LPR.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge, and it is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At June 30, 2020 and December 31, 2019, the accrued interest is $4,258 and $3,755, respectively.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At June 30, 2020 and December 31, 2019, the outstanding principal balance is $50,000 and accrued interest is $56,034 and $49,967, respectively.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At June 30, 2020 and December 31, 2019, the outstanding principal balance is $50,000 and accrued interest is $49,233 and $43,166, respectively.

●	In August 2016, we issued a promissory note to an unrelated third party in the amount of $150,000 bearing monthly interest at a rate of 2.5%. The note was due in six months from the execution and funding of the note. During April 2017, the note with accrued interest was restated. The restated principal balance of $180,250 bears monthly interest at a rate of 2.5% and was due October 20, 2017. During January 2018, the note with accrued interest was restated. The restated principal balance of $220,506 bears monthly interest at a rate of 2.5% and was due July 12, 2018. In connection with this restated note, we issued 2,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $2,765 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization for the debt discount for the year ended December 31, 2018 was $2,765. During July 2018, we issued 5,000,000 restricted shares due to the default on repayment of the promissory note of $220,506 restated in January 2018. The shares were valued at fair value of $5,500. During December 2018, the note with accrued interest was restated. The restated principal balance of $282,983 bears monthly interest at a rate of 2.0% and was due June 17, 2019. In connection with this restated note, we issued 10,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,945 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization for this debt discount for the years ended December 31, 2019 and 2018 was $3,616 and $329, respectively. During September 2019, the notes of $282,983 plus accrued interest amended in December 2018 were restated. The restated principal balance of $333,543 were due September 2020. In connection with this restated note, we issued 20,000,000 shares of our common stock. The common stock was valued at $5,895 and recorded as a debt discount that was amortized over the life of the note. Amortization for this debt discount for the year ended December 31, 2019 was $1,474 and debt discount at December 31, 2019 is $4,421. Amortization for this debt discount for the six months ended June 30, 2020 was $2,948 and debt discount at June 30, 2020 is $1,473. The Note is in default and negotiation of settlement. At June 30, 2020 and December 31, 2019, the principal balance is $333,543, and the accrued interest is $65,597 and $25,127, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In March 2018, $15,000 of the principal balance of the note was assigned to an unrelated third party and is in negotiation of settlement. In January 2019, the remaining principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). At June 30, 2020 and December 31, 2019, the principal balance outstanding is $15,000, and the accrued interest is $1,371.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At June 30, 2020 and December 31, 2019, the accrued interest is $45,533 and $39,466, respectively.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At June 30, 2020 and December 31, 2019, the accrued interest is $3,844 and $3,212, respectively.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. We have recorded loan costs in the amount of $5,500 for the loan origination fees paid at inception date. The debt discount was fully amortized as of December 31, 2018. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively, with the monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. We recorded a gain on settlement of debt in other income for $20,927 in June 2018. The Company repaid a total of $34,976 and $42,698 during 2018 and 2019, respectively. The Company repaid a total of $18,464 during the six months ended June 30, 2020. At June 30, 2020 and December 31, 2019, the principal balance is $74,264 and $92,728, respectively. The portion of settlement of $130,401 was repaid in full in April 2021. The remaining balance of $33,874 is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The original issuance discount was fully amortized as of March 31, 2018. The note is in default and in negotiation of settlement. At June 30, 2020 and December 31, 2019, the principal balance of the note is $50,000.

●	In September 2017, we issued a promissory note to an unrelated third party in the amount of $36,000 with original issue discount of $6,000. During September 2018 and 2019, the Note was amended with original issuance discount of $6,000 each due in September 2019 and 2020. The Note was further restated in September 2020. The restated principal balance was $33,000 with the original issuance discount of $3,000 and was due March 2021. The original issue discount is amortized over the term of the loan. Amortization for the debt discount for the years ended 2019 and 2018 was $7,500 and $4,000, respectively. Repayments of $1,500, $7,000 and $5,000 have been made during 2017, 2018 and 2019, respectively. Additionally, repayment of $3,000 was made during the six months ended June 30, 2020. The Note is under personal guarantee by Mr. Deitsch. At June 30, 2020 and December 31, 2019, the principal balance of the note is $30,000, net of debt discount of $1,500 and $4,500, respectively. During March 2021, the remaining balance of $30,000 was sold to an unrelated third party in the form of a convertible note at a fixed conversion price of $0.01 per share. The new note carries interest at 12% with scheduled monthly payments of $1,000 beginning in April 2021 through March 2024.

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issuance discount of $10,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,200 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. At December 31, 2017, the principal balance of the note is $60,000. Debt discount and original issuance discount were fully amortized as of December 31, 2018. During April 2018, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayment. The shares were valued at fair value of $1,700. During April 2018, the Note was restated in the amount of $60,000 including the original issuance discount of $10,000 due October 2018. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $8,678 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discount and original issuance discount for a total of $18,678 have been fully amortized as of December 31, 2018. During November 2018, the Note was restated in the amount of $60,000 including the original issuance discount of $10,000 due May 2019. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $2,381 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Pursuant to the restatement of the Note, the Company agreed that the original issuance discount of $10,000 from the April 2018 Note would be paid to the lender upon execution of restated Note in November 2018. The settlement agreement executed in December 2018 provides that 10,000,000 shares are issued due to the late payment. The shares were valued at $3,000. During July 2019, payment of original issuance discount of $10,000 was made. During September 2019, we issued additional 10,000,000 restricted shares due to the late payment of the original issuance discount of $10,000. The shares were valued at fair value of $4,000. The restated Note in November 2018 and prior notes are all under personal guarantee by Mr. Deitsch. Amortization of debt discount and original issuance discount for the six months ended June 30, 2020 and 2019 was $0 and $8,254, respectively, for the restated Note in November 2018. The total debt discounts of $12,381 were fully amortized as of June 30, 2019. As of December 31, 2019, the amount due was $60,000. During January 2020, the Note of $60,000 and the Note of $76,076 (See Note 6(3)) plus accrued interest of $12,149 were combined and restated at a rate of 2.0% monthly due July 2020. At June 30, 2020, the restated principal balance and accrued interest was $148,225 and $16,700, respectively. The principal balance plus accrued interest was further restated in July 2020 and February 2021 and is due in August 2021(See Note 12).

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 10,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $5,600 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of December 31, 2018. 1,500,000 shares of common stocks were issued due to the default of repayments with a fair value of $2,250 in May 2018. During March 2020, $50,000 of the Note of $120,000 with original issuance discount of $20,000 originated in November 2017 was settled for 125,000,000 shares with a fair value of $87,500. We recorded a loss on settlement in other expense for $37,500 (See Note 7). An additional 46,000,000 shares with a fair value of $32,200 were issued due to the default on repayment of the promissory note. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. The $84,000 due in September 2020 is in default and negotiation of further settlement. At June 30, 2020 and December 31, 2019, the principal balance of the loan is $77,000 and $120,000, net of discount of $7,000 and $0, respectively.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $2,900 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of December 31, 2018. The note is in default and in negotiation of settlement. In September 2018, 7,000,000 shares of common stock were issued due to the default of repayments with a fair value of $5,600. At June 30, 2020 and December 31, 2019, the principal balance of the note is $18,000 and the accrued interest is $2,000.

(3)	At June 30, 2020 and December 31, 2019, the balance of $912,216 and $872,256 net of discount of $3,084 and $17,370, respectively, consisted of the following convertible loans:

●

During July 2016, we issued a convertible note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2.0% and convertible at $0.05 per share. During January 2017, the Note was restated with principal amount of $56,567 bearing monthly interest rate of 2.5%. The New Note of $56,567 was due on July 26, 2017 and convertible at $0.05 per share. During February 2018, the Notes with accrued interest of $65,600 was restated. The restated principal balance of $65,600 bears monthly interest at a rate of 2.5% and was due August 14, 2018. In connection with this restated note, we issued 1,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $4,035 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discount was fully amortized as of December 31, 2018. During August 2018, the Notes with accrued interest of $10,476 were restated. The restated principal balance of $76,076 bears monthly interest at a rate of 2.5% and was due February 2019. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,800 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization of debt discount of $2,850 has been recorded as of December 31, 2018. The remaining debt discount of $950 was fully amortized during the three months ended March 31, 2019. The note is under personal guarantee by Mr. Deitsch. At December 31, 2019, the convertible note payable was recorded at $76,076 with accrued interest of $12,149. During January 2020, this Note and the Note of $60,000 amended in November 2018(See Note 6(2)) were combined and restated with principal balance of $148,225. The principal balance plus accrued interest was further restated in July 2020 and February 2021 and is due in August 2021 (See Note 12).

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000 and a conversion option. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,300 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of December 31, 2018. The loan is in default and in negotiation of settlement. In April 2018, 1,000,000 shares of common stock were issued due to the default of repayments with a fair value of $1,500. At June 30, 2020 and December 31, 2019, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to the 20 unrelated third parties for a total of $618,250 with original issue discount of $62,950. The notes are due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes resulted in a beneficial conversion feature in the amount of $249,113. In addition, upon the issuance of convertible notes, the Company issued 10,250,000 shares of common stock. The Company has recorded a debt discount in the amount of $6,542 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The total discount of $255,655 and original issuance discount of $62,950 was amortized over the term of the debt. At December 31, 2018, the principal balance of the notes, net of discount of $28,421 was $589,829.

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

During November and December 2019, we issued two convertible promissory notes to two unrelated third parties for $159,500 with original issuance discount of $14,500. The notes were due six months from the execution and funding of each note. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price ranging from $0.0002 to $0.000275. The Notes are in default and negotiation of settlement.

During 2019, repayments of $13,500 were made in cash to three of the Notes. Six of the Notes for a total of $87,100 were repaid in stock as the part of settlement of issuances of 800,000,000 shares of common stocks during December 2019.

Amortization for the year ended December 31, 2019 was $55,222. Additionally, $17,370 was amortized during the six months ended June 30, 2020. At December 31, 2019, the principal balance of the notes, net of discount of $17,370 is $736,180. Two of the above mentioned convertible notes payable for a total of $19,500 was settled in full in March and April 2021(See Note 12).

During the six months ended June 30, 2020, we issued convertible notes payable of $101,750 with original issuance discount of $9,250. Amortization for this discount for the six months ended June 30, 2020 was $6,166. $68,750 of these notes were due in a year, and $33,000 of the Notes are due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0002 to 0.0005 per share.

At June 30, 2020, the principal balance of the notes, net of discount of $3,084 is $852,216. At the date of the report, all of the above mentioned convertible notes payable are in default and in negotiation of settlement.

(4)	At June 30, 2020 and December 31, 2019, the balance of $3,613,041 and $5,814,047 net of discount of $0 and $22,344, respectively, consisted of the following convertible loans:

●	On March 28, 2016, we signed an expansion agreement with Brewer and Associates Consulting, LLC (“B+A”) to the original consulting agreement dated on October 15, 2015 for consulting services for twelve months for a monthly fee of $7,000. To relieve our cash obligation of $36,000 per original agreement, we issued three convertible notes for a total of $120,000 which includes the fees due under the original agreement and the new monthly fees due under the expansion agreement. The $40,000 and $60,000 of the Notes were paid in full as of December 31, 2016 and December 31, 2017, respectively. The remaining balance of $20,000 Notes is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. At June 30, 2020 and December 31, 2019, the convertible notes payable with principal balance of $20,000, at fair value, were recorded at $55,815 and $56,373, respectively.

●	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note carries interest at 8% and was due on May 4, 2018, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 20% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. During November 2017, the Note holder made a conversion of our restricted common stocks satisfying the principal balance of $856 and penalty of $6,400 for a fair value of $21,399. During February 2018, the remaining balance of $63,144 with accrued interest and penalty of $12,442 was assigned and sold to three unrelated third parties. During June 2018, a Note holder made a conversion of 50,670,000 shares of our restricted common stock with a fair value of $70,938 in satisfaction of the balance of $34,060 plus accrued interest of $8,607. During December 2019, the principal balance of $16,752 with accrued interest of $3,232 assigned and sold to a third party was settled as the part of settlement of issuances of 800,000,000 shares of common stocks during December 2019. At June 30, 2020 and December 31, 2019, the remaining principal of $12,629 plus accrued interest of $11,045 and $9,782, at fair value, was recorded at $55,240 and $62,253. The remaining principal balance of the Note is in default.

All of the convertible notes discussed below are with a single unrelated third party.

●	During December 2016, we issued a Convertible Debenture to an unrelated third party in the amount of $110,000. The note carries interest at 12% and matured on September 8, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of our restricted common stock for the twenty-five trading days preceding the conversion date. During June and July 2017, the Note holder made conversions of a total of 179,800,000 shares of stock satisfying the principal balance of $63,001 and accrued interest for a fair value of $298,575. During February 2018, the remaining balance of $46,999 with accrued interest of $2,820 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note. As part of the debt sale, the Company entered into a settlement agreement with the original noteholder for a settlement of a default penalty of the original debt. During February and July, 2018, we issued a total of 105,157,409 shares of our restricted common stock to the original Note holder with a fair value of $147,220. At December 31, 2018, the Company owed additional shares to the original noteholder and recorded an accrual of $32,400 to account for the cost of the shares, and the shares were issued in January 2019.

The new note of $49,819 carries interest at 8% and was due on February 13, 2019, unless previously converted into shares of restricted common stock. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. The conversion discount was further decreased to fifty percent due to the default on the Note. During September 2018, the Noteholder made a conversion of 52,244,433 shares of our restricted common stock with a fair value of $37,011 in satisfaction of principal balance of $15,000 and accrued interest in full. At June 30, 2020 and December 31, 2019, the convertible note payable with principal balance of $38,301, at fair value, was recorded at $151,052 and $246,819.

●	During February 2018, we issued a convertible debenture in the amount of $200,000 to an unrelated third party. The note carries interest at 8% and was due in February 2019, unless previously converted into shares of restricted common stock. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $1,646,242. At June 30, 2020 and December 31, 2019, the convertible note payable with principal balance of $220,000, at fair value, was recorded at $864,535 and $1,412,175. The note carries additional $200,000 “Back-end Note” ($100,000 each) with the same terms as the original note.

●	During April 2018, $65,000 of one of the $100,000 Back-end Note was funded. The note carries interest at 8% and was due in February 2019, unless previously converted into shares of restricted common stock. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $110,700. At June 30, 2020 and December 31, 2019, the convertible note payable with principal balance of $71,500, at fair value, was recorded at $280,974 and $458,957.

●	During March 2018, we issued a convertible debenture in the amount of $60,000 to an unrelated third party. The note carries interest at 8% and was due in March 2019, unless previously converted into shares of restricted common stock. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $48,418. At June 30, 2020 and December 31, 2019, the convertible note payable with principal balance of $66,000, at fair value, was recorded at $255,959 and $417,576. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend to us another $60,000.

●	During June 2018, the $60,000 Back-end Note was funded. The note carries interest at 8% and was due in March 2019, unless previously converted into shares of restricted common stock. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $68,067. At June 30, 2020 and December 31, 2019, the convertible note payable with principal balance of $66,000, at fair value, was recorded at $255,958 and $417,577.

●	During May 2018, we issued a convertible debenture in the amount of $60,000 to an unrelated third party. The note carries interest at 8% and was due in May 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $59,257. At June 30, 2020 and December 31, 2019, the convertible note payable with principal balance of $60,000, at fair value, was recorded at $226,953 and $369,372.

●	During August 2018, we issued a convertible debenture in the amount of $31,500 to an unrelated third party. The note carries interest at 8% and was due in August 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $23,794. At June 30, 2020 and December 31, 2019, the convertible note payable with principal balance of $31,500, at fair value, was recorded at $113,351 and $183,565.

All of the above convertible notes with principal balance of a total of $553,301 including the additional principal increases due to the default terms were settled in October 2020 (See Note 12).

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party. The note carries interest at 8% and was due in July 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at fifty-five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $46,734. At June 30, 2020 and December 31, 2019, the convertible note payable, at fair value, was recorded at $156,166 and $180,176.

●	During August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. The note carries interest at 8% and was due in August 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at fifty-five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $17,829. At June 30, 2020 and December 31, 2019, the convertible note payable, at fair value, was recorded at $61,337 and $70,635.

●	During January 2019, the principal balance of $60,000 from a promissory note of $75,000 originated in September 2016 (See Note 6(2)) and accrued interest of $15,900 was restated in the form of a Convertible Note. The new note of $75,900 was due in one year from the restatement of the note. The Noteholder has the right to convert the note into shares of Common Stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $75,900.

At June 30, 2020 and December 31, 2019, the convertible note payable, at fair value, was recorded at $199,238 and $253,000.

●	During February 2019, we issued a convertible promissory note to an unrelated third party in the amount up to $1,000,000 paid upon tranches. The note is due two years from the execution and funding of the note per tranche. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. The six tranches of the Note in the amount of $391,748 have been funded as of June 30, 2020. In connection with issuance of the convertible note, the Noteholder agreed to eliminate two outstanding Notes of $27,000 and the accrued interest of $11,412 that were held by the Noteholder’s defunct entities. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $610,210. During May and June 2019, the Note holder made conversions of a total of 750,000,000 shares of stock satisfying the principal balance of $100,000 for a fair value of $275,000. During January and February 2020, the Note holder made conversions of a total of 500,000,000 shares of stock satisfying the principal balance of $175,000 for a fair value of $425,000 (See Note 7). At June 30, 2020, the convertible note payable with principal balance of $116,748, at fair value, was recorded at $306,462. Proceeds in the amount of $87,345 have been funded subsequent to June 30, 2020. During February through June 2021, the Note holder received a total of 240,350,000 shares of our restricted common stock in satisfaction the $120,175 of the Note with a fair value of $2,344,399. The remaining balance of $83,917 is due April 2023.

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $240,000. Amortization for the debt discount for the six months ended June 30, 2020 and 2019 was $22,344 and $0, respectively. At June 30, 2020 and December 31, 2019, the debt discount was $0 and $22,344. The convertible note payable, at fair value, was recorded at $630,000 and $800,000. The Note is in default and negotiation of settlement.

(5)	At June 30, 2020 and December 31, 2019, the balance of $225,000 and $175,000, respectively, consisted of the following advances received from a third party: During the periods from May 2019 through June 2020, the Company received a total of $225,000 in deposits from a third party in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold pending the outcome of the lawsuit with the Securities and Exchange Commission (see Note 11).

(6)

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

During April and June 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”) considering the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due twelve months from the date of the SBA Loan Agreement in the amount of $731. The balance of principal and interest is payable over a 360 month period from the date of the SBA Loan Agreement. In connection therewith, the Company received a $5,000 advance, which does not have to be repaid. We recorded it as other income during the six months ended June 30, 2020. The SBA requires that the Company collateralize the loan to the maximum extent up to the loan amount. If business fixed assets do not “fully secure” the loan the lender may include trading assets (using 10% of current book value for the calculation), and must take available equity in the personal real estate (residential and investment) of the principals as collateral.

At June 30, 2020, the future minimum principal payments for the above mentioned PPP and EIDL loans are as follows:

Years	Amount
2021	$10,726
2022	56,290
2023	3,283
2024	3,408
2025	3,538
Thereafter	137,650
$214,895

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

During June 2020, we issued 5,000,000 shares due to the default on repayment of a related party Note of $14,400 amended in December 2018. The shares were valued at fair value of $3,000.

Common Stock Issued for Services

During June 2018, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 100,000,000 shares of the Company’s restricted common stocks were issued. The shares were valued at $0.0012 per share. The compensation charge of $120,000 has been fully amortized as of June 2019. The Company recorded an equity compensation charge of $0 and $26,500 during the three months ended June 30, 2020 and 2019. The Company recorded an equity compensation charge of $0 and $56,500, respectively, during the six months ended June 30, 2020 and 2019.

During April 2019, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 120,000,000 shares of our restricted common stock were issued. The shares were valued at $24,000. During June 2019, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 15,000,000 shares of our restricted common stock were issued. The shares were valued at $6,000. The equity compensation charge of $21,500 has been recorded during June through December 2019. $1,000 and $8,500 has been recorded during the three and six months ended June 30, 2020.

8. STOCK WARRANTS

Common Stock Warrants

On March 31, 2017, in connection with the issuance of an $80,000 Note, we granted three-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.005 per share. The warrants were valued at their fair value of $0 and $539 using the Black-Scholes method on June 30, 2020 and December 31, 2019. The warrants expired on March 30, 2020.

On March 3, 2016, in connection with the issuance of a convertible note, we granted five-year warrants to purchase an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.03 per share. The warrants were valued at their fair value of $517 and $872 using the Black-Scholes method at June 30, 2020 and December 31, 2019. The warrants expired on March 3, 2021.

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

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the six months ended June 30, 2020 and the year ended December 31, 2019:

	Number Of shares	Weighted average exercise price

Balance December 31, 2018	12,600,000	$0.026
Exercised	-	-
Issued	154,000,000	0.001
Expired	(114,100,000)	0.0027
Balance December 31, 2019	52,500,000	$0.0028
Exercised	-	-
Issued	-	-
Expired	(6,000,000)	0.005
Balance June 30, 2020	46,500,000	$0.0026

The following table summarizes information about fixed-price warrants outstanding as of June 30, 2020 and December 31, 2019:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
June 30, 2020	$0.001-0.03	46,500,000	0.17 years	$0.0026
December 31, 2019	$0.001-0.03	10,187,671	0.62 years	$0.0028

At June 30, 2020, the aggregate intrinsic value of all warrants outstanding and expected to vest was $0. The intrinsic value of warrant share is the difference between the fair value of our restricted common stock and the exercise price of such warrant share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money warrants had they exercised their warrants on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $0.0007, the closing stock price of our restricted common stock on June 30, 2020. There were no in-the-money warrants at June 30, 2020.

9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2020	December 31,2019
Accrued consulting fees	$161,550	$161,550
Accrued settlement expenses	35,000	35,000
Accrued payroll taxes	191,817	167,906
Accrued interest	279,975	231,186
Accrued others	14,013	16,905
Total	$682,355	$612,547

10. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	June 30, 2020	December 31, 2019
Supplier advances for future purchases	$235,474	$224,859
Reserve for supplier advances	(224,859)	(224,859)
Net supplier advances	10,615	-
Prepaid professional fees	4,650	8,650
Deferred stock compensation	-	8,500
Total	$15,265	$17,150

We performed an evaluation of our inventory and related accounts at June 30, 2020 and December 31, 2019, and increased the reserve on supplier advances for future venom purchases by $0 and $23,948, respectively. At June 30, 2020 and December 31, 2019, the total valuation allowance for prepaid venom is $224,859.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2016, we entered into our current three-year operating lease for monthly payments of approximately $3,200 which expired in February 2019. The lease was month-to-month and terminated in May 2020, thus classified as short-term and not reported on the balance sheet under ASC 842.

ReceptoPharm leases a lab and renewed its operating lease agreement for five years beginning August 1, 2017 for monthly payments of approximately $6,900 with a 5% increase each year.

June 30, 2020
Lease cost
Operating lease cost	$44,510
Short-term lease cost	18,698
Total lease cost	$63,208

Balance sheet information
Operating ROU Assets	$168,234

Operating lease obligations, current portion	77,945
Operating lease obligations, non-current portion	103,432
Total operating lease obligations	$181,377

Weighted average remaining lease term (in years) – operating leases	2.17
Weighted average discount rate-operating leases	8%

Supplemental cash flow information related to leases were as follows, for the six months ended June 30, 2020:

Cash paid for amounts included in the measurement of operating lease liabilities	$40,437

Future minimum payments under these lease agreements are as follows:

December 31,	Total
2020(Remaining six months)	$44,687
2021	91,379
2022	62,274
Total future lease payments	$198,340
Less imputed interest	16,963
Total	$181,377

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of June 30, 2020 and December 31, 2019. We have accrued the $142,500 in accrued expense and equity compensation.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of June 30, 2020 and December 31, 2019, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

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

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At June 30, 2020, we owed principal balance of $91,156 and accrued interest of $32,676 (See Note 6) if the defenses and our new claims are deemed to be of no merit.

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

Pursuant to the Note agreement in the amount up to $1,000,000 signed in February 2019, the principal balance of the note at June 30, 2020 was $116,748. Proceeds in the amount of $87,345 have been funded subsequent to June 30, 2020. During February through June 2021, the Note holder received a total of 240,350,000 shares of our restricted common stock in satisfaction the $120,175 of the Note with a fair value of $2,344,399. The remaining balance of $83,917 is due April 2023.

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

Settlement of Convertible Promissory Notes

During February through August 2018, we issued seven convertible promissory notes to an unrelated third party due one year from the execution dates. The principal balance of these Notes on June 30, 2020 was $553,301. During September 2020, the Note holder received a total of 107,133,333 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,140. During October 2020, the Note holder received a total of 107,817,770 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,345. During October 2020, the Note holder sold the remaining debt of $467,319 and accrued interest of $166,168 for $250,000 to a non-related party.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the third quarter of 2020 has focused upon marketing our homeopathic drugs for the treatment of pain:

● Nyloxin® (Stage 2 Pain)

● Nyloxin® Extra Strength (Stage 3 Pain)

● Pet Pain–Away

During our second quarter of 2020 and thereafter, the following has occurred:

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

Inventory Obsolescence: Inventories are valued at the lower of average cost or market value. We periodically perform an evaluation of inventory for excess, impairments and obsolete items. At June 30, 2020, our inventory consisted entirely of raw materials and finished goods that are utilized in the manufacturing of finished goods. These raw materials generally have expiration dates in excess of 10 years. Commencing on October 1, 2019, we classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed.

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

Results of Operations – Comparison of Three Months Periods Ended June 30, 2020 and June 30, 2019

Sales for the three–month period ended June 30, 2020 were $6,240 compared to $10,215 for the three month period ended June 30, 2019. The decrease in net sales is primarily attributable to the decrease in Nyloxin sales.

Cost of sales for the three–month period ended June 30, 2020 is $3,685 compared to $3,774 for the three–month period June 30, 2019. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the three–month period ended June 30, 2020 is $2,555 or 40.95% compared to $6,441 or 63.05% for the three–month period ended June 30, 2019. The decrease in our profit margin is primarily due to increase in the manufacturing cost.

Selling, general and administrative expenses (“SG&A”) decreased $98,860 or 29.57% from $334,287 for the quarter ended June 30, 2019 to $235,427 for the quarter ended June 30, 2020, generally due to the overall decrease approximately $99,000 in professional fees. In addition, we had a bad debt recovery from the receivables from companies owned by the Company’s CEO for $31,000 and $0 for the three months ended June 30, 2020 and 2019.

Rental income increased $3,000 or 100%, from $0 for the three months ended June 30, 2019 to $3,000 for the three months ended June 30, 2020. This increase was due to a month-to-month sublease agreement entered in November 15, 2019.

Other income increased $5,000 or 100%, from $0 for the three months ended June 30, 2019 to $5,000 for the three months ended June 30, 2020. This increase was due to the EIDL advance forgiven by SBA during June 2020.

Interest expense, including related party interest expense, increased $18,952 or 29.5%, from $64,200 for the quarter ended June 30, 2019 to $83,152 for the quarter ended June 30, 2020. This increase was primarily due to increase in amortization of loan discounts in the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended June 30, 2020 and 2019, the liability related to these hybrid instruments fluctuated, resulting in a loss of $1,226,465 and a loss of $1,275,111, respectively.

Stock issued for loan modification increased $1,950 or 185.71% from $1,050 for the three months ended June 30, 2019 to $3,000 for the three months ended June 30, 2020.

As a result of the foregoing, our net loss decreased by $161,718 or 9.69%, from a loss of $1,668,207 for the quarter ended June 30, 2019 to a loss of $1,506,489 for the quarter ended June 30, 2020.

Comparison of Six Months Periods Ended June 30, 2020 and 2019

Sales for the six–month period ended June 30, 2020 were $23,356 compared to $51,537 for the six-month period ended June 30, 2019. The decrease in net sales is primarily attributable to the overall decrease in Pet Pain-Away products sales.

Cost of sales for the six–month period ended June 30, 2020 is $8,964 compared to $19,399 for the six–month period June 30, 2019. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the six–month period ended June 30, 2020 is $14,392 or 61.62% compared to $32,138 or 62.36% for the six–month period ended June 30, 2019. The decrease in our profit margin is primarily due to increase in the manufacturing cost.

Selling, general and administrative expenses (“SG&A”) decreased $132,054 or 21.69% from $608,922 for the six months ended June 30, 2019 to $476,868 for the six months ended June 30, 2020, generally due to the overall decrease of approximately $132,000 in professional fees. In addition, we had a bad debt recovery from the receivables from companies owned by the Company’s CEO for $70,500 and $0 for the six months ended June 30, 2020 and 2019.

Rental income increased $6,000 or 100%, from $0 for the six months ended June 30, 2019 to $6,000 for the six months ended June 30, 2020. This increase was due to a month-to-month sublease agreement entered in November 15, 2019.

Other income increased $5,000 or 100%, from $0 for the six months ended June 30, 2019 to $5,000 for the six months ended June 30, 2020. This increase was due to the EIDL advance forgiven by SBA during June 2020.

Interest expense, including related party interest expense, increased $13,205 or 9.20%, from $143,541 for the six months ended June 30, 2019 to $156,746 for the six months ended June 30, 2020. This increase was primarily due to increase in amortization of loan discounts in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

We carry certain of our debentures and common stock warrants at fair value. For the six months ended June 30, 2020 and 2019, the liability related to these hybrid instruments fluctuated, resulting in a gain of $1,316,477 and a loss of $1,404,528, respectively.

Gain/loss on settlement of debts decreased $158,403 or 281.84%, from a gain of $56,203 for the six months ended June 30, 2019 to a loss of $102,200 for the six months ended June 30, 2020. This decrease was primarily due to the increase of $79,253 in loss on settlement of debt through issuance of shares of common stock. Stock issued for loan modification increased $79,150 for the six months ended June 30, 2020 compared to the comparable 2019 period.

As a result of the foregoing, our net income/loss increased by $2,745,205 or 132.71%, from a loss of $2,068,650 for the six months ended June 30, 2019 to an income of $676,555 for the six months ended June 30, 2020.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended June 30, 2020, we have an accumulated deficit of $67,187,729 at June 30, 2020. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $10,055,035 and a stockholders’ deficit of $10,431,780 at June 30, 2020.

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

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations. At June 30, 2020, the balance due to our President and CEO, Rik Deitsch, is $193,216, which is an unsecured demand loan that bears interest at 4%. Additionally, accrued interest on the demand loan was $3,654 and is included in the due to officer account.

During the six months ended June 30, 2020, we raised $111,875 through the issuance of convertible notes, $50,000 from advances from an unrelated third party, and $214,795 from SBA loans. Current operations are being funded through a combination of product sales, loans from our CEO and convertible notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2020, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2020, as defined in Rule 13a–15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10–K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of June 30, 2020. In light of this, we performed additional post–closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or 15d–15 under the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Get Credit Healthy, Inc. v. Nutra Pharma Corp. and Rik Deitsch, Case No. CACE 18-017055

On August 1, 2018, Get Credit Healthy, Inc. filed a lawsuit against Nutra Pharma Corp. and Rik Deitsch (collectively the “Defendants”) in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-017055) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. Counsel for Get Credit Healthy, Inc. requested an early mediation conference in an attempt to resolve our dispute. We agreed to this request, and mediation took place on February 15, 2019. At December 31, 2018, we owed principal balance of $101,818 and accrued interest of $21,023. At mediation, Get Credit Healthy, Inc. claimed that the individual that breached the binding memorandum of understanding with Nutra Pharma Corp. was never an owner of Get Credit Healthy, Inc., but rather, a close friend that encouraged Get Credit Healthy, Inc. to make the subject loan to Nutra Pharma Corp. Ultimately, the parties were able to reach a Confidential Settlement Agreement to resolve the dispute, and an Agreed Order was entered dismissing the lawsuit. The lawsuit was settled on February 15, 2019 for $104,000 with scheduled payments through May 1, 2020. The settlement amount was further amended and the repayments were made in full as of November 2020 (See Note 6).

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At June 30, 2020, we owed principal balance of $91,156 and accrued interest of $35,403(See Note 6) if the defenses and our new claims are deemed be of no merit.

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

During November 2020, the Note holder received a total of 100,000,000 shares of our restricted common stock in satisfaction the $20,000 of the Note amended in January 2019 with a fair value of $120,000.

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

Item 3. Defaults Upon Senior Securities

Debt owed to a Director

During 2010, we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. At June 30, 2020 and December 31, 2019, we owed this director accrued interest of $169,190 and $159,555.

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

NUTRA PHARMA CORP.
Registrant

Dated: August 5, 2021	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer

