Form 10-Q
period 2020-09-30
NUTRA PHARMA CORP
filed 2021-08-12
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer ☐	Accelerated filer ☐
Non–accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2021, there were 7,267,619,714 shares of common stock and 3,000,000 shares of Series A preferred stock issued and outstanding.

2

Nutra Pharma Corp (“Nutra Pharma”) and its wholly owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics Inc. are referred to herein as “we”, “our” or “us” (ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Quarterly Report on Form 10–Q for the period ending September 30, 2020, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward–looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward–looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable	36,813	32,479
Inventory, current portion	6,127	8,177
Prepaid expenses and other current assets	22,615	17,150
Total current assets	65,555	57,806

Inventory, less current portion	65,568	52,183
Property and equipment, net	16,044	6,763
Operating lease right-of-use assets	145,622	207,530
Security deposit	8,803	15,550
Total assets	$301,592	$339,832

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$596,868	$583,226
Accrued expenses	723,085	612,547
Accrued payroll due to officers	1,393,193	1,249,393
Accrued interest to related parties	174,252	159,555
Due to officer	201,499	122,812
Derivative liabilities	1,240,801	835,868
Other debt, net of discount, current portion	4,992,766	7,352,954
Operating lease obligations, current portion	80,378	73,278
Total current liabilities	9,402,842	10,989,633
Convertible note, less current portion	246,708	907,912
SBA notes payable	214,795	-
Operating lease obligations, less current portion	82,299	143,322
Total liabilities	9,946,644	12,040,867

Commitments and Contingencies

Stockholders’ deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized: 3,000,000 Series A Preferred shares issued and outstanding at September 30, 2020 and December 31, 2019	3,000	3,000
Common stock, $0.001 par value, 8,000,000,000 shares authorized: 6,745,879,444 and 5,876,746,111 shares issued and outstanding at September 30, 2020 and December 31, 2019	6,745,879	5,876,746
Additional paid-in capital	50,206,030	50,283,503
Accumulated deficit	(66,599,961)	(67,864,284)
Total stockholders’ deficit	(9,645,052)	(11,701,035)
Total liabilities and stockholders’ deficit	$301,592	$339,832

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months ended September 30,
	2020	2019	2020	2019

Net sales	$13,372	$41,962	$36,728	$93,499
Cost of sales	(3,106)	(6,495)	(12,070)	(25,894)
Gross profit	10,266	35,467	24,658	67,605

Operating expenses:
Selling, general and administrative - including stock based compensation of $0 and $7,500 for the three months ended September 30, 2020 and 2019, and $8,500 and $64,000 for the nine months ended September 30, 2020 and 2019, respectively	256,019	270,649	732,887	879,571
Bad debt recovery - related party	(59,000)	-	(129,500)	-
Total operating expenses	197,019	270,649	603,387	879,571
Loss from operations	(186,753)	(235,182)	(578,729)	(811,966)

Other income (expenses)
Rental income	3,000	-	9,000	-
Other income	-	-	5,000	-
Interest expense	(69,392)	(52,918)	(216,503)	(187,895)
Interest expense to related parties	(5,062)	(4,499)	(14,697)	(13,063)
Change in fair value of convertible notes and derivatives	852,675	(187,823)	2,169,152	(1,592,351)
Stock issued for loan modification	(6,700)	(6,650)	(86,900)	(7,700)
Gain (loss) on settlement of debt and accrued expense, net	-	-	(22,000)	57,253
Total other income (expenses)	774,521	(251,890)	1,843,052	(1,743,756)
Income (loss) before income taxes	587,768	(487,072)	1,264,323	(2,555,722)
Provision for income taxes	-	-	-	-
Net income (loss)	$587,768	$(487,072)	$1,264,323	$(2,555,722)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding during the year - basic	6,639,683,067	5,057,898,285	6,512,418,374	4,575,964,059

Weighted average number of shares outstanding during the year - diluted	13,075,446,759	5,057,898,285	13,006,720,704	4,575,964,059

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months ended September 30, 2020 and 2019

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -June 30, 2020	3,000,000	$3,000	6,627,746,111	$6,627,746	$50,125,203	$(67,187,729)	$(10,431,780)

Common stock issued for debt modification and penalty	-	-	11,000,000	11,000	(4,300)	-	6,700
Common stock issued for conversion of debt	-	-	107,133,333	107,133	64,280	-	171,413
Warrants issued with Debt—Debt discount	-	-	-	-	20,847	-	20,847
Net Income						587,768	587,768
Balance -September 30, 2020	3,000,000	$3,000	6,745,879,444	$6,745,879	$50,206,030	$(66,599,961)	$(9,645,052)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -June 30, 2019	3,000,000	$3,000	5,038,246,111	$5,038,246	$50,648,088	$(63,341,492)	$(7,652,158)

Common stock issued for debt modification and penalty	-	-	18,500,000	18,500	(11,850)	-	6,650
Common stock issued with Debt—Debt discount	-	-	20,000,000	20,000	(14,105)	-	5,895
Net loss						(487,072)	(487,072)
Balance -September 30, 2019	3,000,000	$3,000	5,076,746,111	$5,076,746	$50,622,133	$(63,828,564)	$(8,126,685)

See the accompanying notes to the unaudited condensed consolidated financial statements.

For the Nine months ended September 30, 2020 and 2019

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2019	3,000,000	$3,000	5,876,746,111	$5,876,746	$50,283,503	$(67,864,284)	$(11,701,035)

Common stock issued for debt modification and penalty	-	-	137,000,000	137,000	(50,100)	-	86,900
Common stock issued for conversion of debt	-	-	607,133,333	607,133	(10,720)	-	596,413
Common stock issued for settlement of debt	-	-	125,000,000	125,000	(37,500)	-	87,500
Warrants issued with Debt—Debt discount	-	-	-	-	20,847	-	20,847
Net Income						1,264,323	1,264,323
Balance -September 30, 2020	3,000,000	$3,000	6,745,879,444	$6,745,879	$50,206,030	$(66,599,961)	$(9,645,052)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2018	3,000,000	$3,000	4,046,746,110	$4,046,746	$51,286,503	$(61,272,842)	$(5,936,593)

Issuance of common stock in exchange for services to consultants	-	-	135,000,000	135,000	(105,000)	-	30,000
Common stock issued for debt modification and penalty	-	-	22,000,000	22,000	(14,300)	-	7,700
Common stock issued for conversion of debt	-	-	750,000,000	750,000	(475,000)	-	275,000
Common stock issued with Debt—Debt discount	-	-	42,000,001	42,000	(29,617)	-	12,383
Common stock issued for settlement of debt	-	-	81,000,000	81,000	(48,600)	-	32,400
Warrants issued with Debt—Debt discount	-	-	-	-	8,147	-	8,147
Net loss						(2,555,722)	(2,555,722)
Balance -September 30, 2019	3,000,000	$3,000	5,076,746,111	$5,076,746	$50,622,133	$(63,828,564)	$(8,126,685)

See the accompanying notes to the unaudited condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$1,264,323	$(2,555,722)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	-	40,789
Bad debt recovery - related party	(129,500)	-
Accrued interest expense for amount due to officer	5,637	4,990
Loss (gain) on settlement of debt and accrued expense	22,000	(57,253)
Depreciation	2,529	3,025
Stock-based compensation	8,500	64,000
Stock-based loan modification expense	86,900	7,700
Change in fair value of convertible notes and derivatives	(2,169,152)	1,592,351
Amortization of loan discount	81,185	81,564
Amortization of operating lease right-of-use assets	61,908	60,643
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,334)	(27,476)
Increase in inventory	(11,335)	(927)
Increase in prepaid expenses and other current assets	(7,218)	(19,848)
Increase in accounts payable	1,832	75,607
Increase in accrued expenses	156,888	175,639
Increase in accrued payroll due to officers	143,800	154,400
Increase in accrued interest to related parties	14,697	13,063
Decrease in operating lease obligations	(53,923)	(47,483)
Net cash used in operating activities	(525,263)	(434,938)

Cash flows from financing activities:
Loans from officer	219,900	5,000
Repayment of officer loans	(17,350)	(94,765)
Repayments of notes payable-related party	(14,400)	-
Proceeds from convertible notes	162,483	578,283
Repayment of convertible notes	-	(11,500)
Advances from an unrelated third party	50,000	-
Repayments of other notes payable	(90,165)	(42,080)
Proceeds from SBA notes payable	214,795	-
Net cash provided by financing activities	525,263	434,938

Net increase in cash	-	-

Cash - beginning of period	-	-

Cash - end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non Cash Financing and Investing:
Stock issued in settlement of notes, accounts payable, and accrued expenses	$87,500	$32,400
Shares issued for conversion of debt	$596,413	$275,000
Common stock issued with Debt—Debt discount	$-	$12,383
Warrants issued with Debt—Debt discount	$20,847	$8,147
Purchase of equipment included in accounts payable	$11,810	$-
Right-of-use asset due to adoption of ASC 842	$-	$281,175
Operating lease liabilities due to adoption of ASC 842	$-	$281,175
Reclassification of accrued interest to debt	$30,850	$66,460

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

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

Liquidity and Going Concern

Our Unaudited Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $66,599,961 at September 30, 2020. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $9,337,287 and a stockholders’ deficit of $9,645,052 at September 30, 2020.

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. No allowance for doubtful account is deemed to be required at September 30, 2020 and December 31, 2019.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. Commencing on October 1, 2019, we classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of goods sold. We performed an evaluation of our inventory and related accounts at September 30, 2020 and December 31, 2019, and increased the reserve on supplier advances for future venom purchases included in prepaid expenses and other current assets by $0 and $23,948, respectively. At both September 30, 2020 and December 31, 2019, the total valuation allowance for prepaid venom was $224,859.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the three months ended September 30, 2020, there was one customer that accounted for 28% of the total revenues. For the three months ended September 30, 2019, there were two customers that accounted for 62% and 13% of the total revenues. For the nine months ended September 30, 2020, there was one customer that accounted for 38% of the total revenues. For the nine months ended September 30, 2019, there were two customers that accounted for 14% and 55% of the total revenues. As of September 30, 2020 and December 31, 2019, 100% of the accounts receivable balance are reserves due from two payment processors.

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

Income Taxes

The Company recorded no income tax expense for the nine months ended September 30, 2020 and 2019 because the estimated annual effective tax rate was zero. As of September 30, 2020, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic and diluted numerator:

Net income (loss) - basic	$587,768	$(487,072)	$1,264,323	$(2,555,722)

Effect of dilutive securities:
Change in fair value of convertible notes	(756,770)	-	(2,575,388)	-
Interest on convertible debt	7,171	-	23,338	-
Net loss - diluted	$(161,831)	$(487,072)	$(1,287,727)	$(2,555,722)

Basic and diluted denominator:

Weighted-average common shares outstanding - basic	6,639,683,067	5,057,898,285	6,512,418,374	4,575,964,059

Effect of dilutive securities:
Convertible debt	6,435,763,691	-	6,494,302,330	-
Weighted-average common shares outstanding - diluted (1)	13,075,446,759	5,057,898,285	13,006,720,704	4,575,964,059

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

(1) Includes potential common shares that are in excess of authorized shares.

As of September 30, 2020 and 2019, the following items were not included in the calculation of dilutive loss per share as the effect is anti-dilutive:

	September 30, 2020	September 30, 2019
Options and warrants	94,600,000	8,500,000
Convertible notes payable at fair value	-	10,215,644,748
Convertible notes payable	-	1,227,580,833
Total	94,600,000	11,451,725,581

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016- 13”), which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022 for smaller reporting companies. Early adoption is permitted. The Company will evaluate the impact of ASU 2016-13 on the Company’s consolidated financial statements in a future period closer to the date of adoption.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which will clarify and reduce diversity in practice. Specifically, the new standard includes a recognition model comprising four categories of transactions and corresponding accounting treatment for each category. The category that would apply to a modification or an exchange of an equity-classified warrant would depend on the substance of the modification transaction (e.g. a financing transaction to raise equity versus one to raise debt). This recognition model is premised on the idea that the accounting for the transaction should not differ from what it would have been had the issuer of the warrants paid cash instead of modifying the warrants. ASU 2021-04 will be effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. Early adoption is permitted. This ASU will be applied prospectively to modifications or exchanges occurring on or after the effective date of the ASU. The Company is currently evaluating the impact this new guidance will have on its condensed consolidated financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at September 30, 2020 and December 31, 2019:

	Fair Value Measurements at September 30, 2020
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$108	$-	$-	$108
Derivative liabilities	$1,240,693	$-	$-	$1,240,693
Convertible notes at fair value	$2,691,872	$-	$-	$2,691,872

	Fair Value Measurements at December 31, 2019
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$1,411	$-	$-	$1,411
Derivative liabilities	$834,457	$-	$-	$834,457
Convertible notes at fair value	$5,814,047	$-	$-	$5,814,047

The following table shows the changes in fair value measurements for the warrant liability using significant unobservable inputs (Level 3) during the nine months ended September 30, 2020 and the year ended December 31, 2019:

Description	September 30, 2020	December 31, 2019
Beginning balance	$1,411	$1,468
Total gain included in earnings (1)	(1,303)	(57)
Ending balance	$108	$1,411

(1)	The gain related to the revaluation of our warrant liability is included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

We valued our warrants using a Dilution-Adjusted Black-Scholes Model. Assumptions used include (1) 0.11% to 1.59% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 297%-348% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

We valued derivative liabilities using the number of potential convertible shares for warrants in equity and convertible notes with fixed conversion price that are recorded at amortized cost times the closing stock price of our restricted common stock at September 30, 2020. These derivative liabilities are recorded due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit and the equity environment is tainted, and therefore all convertible debt and options and warrants should be accounted for as liabilities.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at September 30, 2020 and December 31, 2019:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
September 30, 2020	$1,073,184	8%-10%	20%-24%	N/A	$0.00030-$0.00036	50%-60%	3 to 25 Days
December 31, 2019	$1,244,204	8%-10%	20%-24%	N/A	$0.00010-$0.000293	50%-60%	3 to 25 Days

Using the stated assumptions summarized in table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2020 and the year ended December 31, 2019:

Description	September 30, 2020	December 31, 2019
Beginning balance	$5,814,047	$1,156,341
Purchases and issuances	25,982	688,274
Day one loss on value of hybrid instrument (1)	31,205	926,109
Loss (gain) from change in fair value (1)	(2,605,293)	3,423,935
Debt discount	22,344	(22,344)
Settlement through issuance of common stock	-	(83,268)
Conversion to common stock	(596,413)	(275,000)
Ending balance	$2,691,872	$5,814,047

(1)	The losses (gains) related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At September 30, 2020 and December 31, 2019, inventories were as follows:

	September 30, 2020	December 31, 2019
Raw Materials	$65,568	$52,183
Finished Goods	6,127	8,177
Total Inventories	71,695	60,360
Less: Long-term inventory	(65,568)	(52,183)
Current portion	$6,127	$8,177

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Computer equipment	$25,120	$25,120
Furniture and fixtures	34,757	34,757
Lab equipment	65,521	53,711
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	227,843	216,033
Less: Accumulated depreciation	(211,799)	(209,270)
Property and equipment, net	$16,044	$6,763

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At September 30, 2020, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the nine-months ended September 30, 2020 and 2019 was $2,529 and $3,025, respectively, and $1,105 and $815 for the three-months ended September 30, 2020 and 2019, respectively.

5. DUE TO/FROM OFFICER

At September 30, 2020, the balance due to our President and CEO, Rik Deitsch, is $201,499, which is an unsecured demand loan that bears interest at 4%. During the nine months ended September 30, 2020, we advanced $17,350 to and collected $219,900 from Mr. Deitsch and the companies owned by him. Additionally, accrued interest on the demand loan was $5,637 and is included in the due to officer account. The Company has fully reserved receivables from companies owned by the Company’s CEO. The reserve was $434,970 and $564,470 as of September 30, 2020 and December 31, 2019, which represents a full valuation allowance for amounts owed by these companies. For the nine months ended September 30, 2020 and 2019, we recorded a bad debt recovery of $129,500 and $0, respectively. For the three months ended September 30, 2020 and 2019, we recorded a bad debt recovery of $59,000 and $0, respectively.

At December 31, 2019, the balance due to our President and CEO, Rik Deitsch, is $122,812, which is an unsecured demand loan that bears interest at 4%. During the year ended December 31, 2019, we advanced $134,015 to and collected $5,000 from Mr. Deitsch and the companies owned by him. Additionally, accrued interest on the demand loan was $6,330 and is included in the due to officer account.

6. DEBTS

Debts consist of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Note payable– Related Party (1)	$-	$14,400
Notes payable – Unrelated third parties (Net of discount of $3,000 and $8,921, respectively) (2)	1,374,847	1,385,163
Convertible notes payable – Unrelated third parties (Net of discount of $23,495 and $17,370, respectively) (3)	947,755	872,256
Convertible notes payable, at fair value (Net of discount of $0 and $22,344, respectively) (4)	2,691,872	5,814,047
Other advances from an unrelated third party (5)	225,000	175,000
SBA notes payable(6)	214,795	-
Ending balances	5,454,269	8,260,866
Less: Long-term portion-Convertible Notes payable-Unrelated third parties	(246,708)	(907,912)
Less: Long-term portion- SBA notes payable	(214,795)	-
Current portion	$4,992,766	$7,352,954

(1)	During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. At September 30, 2020 and December 31, 2019, we owed this director accrued interest of $174,252 and $159,555, respectively. The interest expense for the nine-months ended September 30, 2020 and 2019 was $14,697 and $13,063, respectively, and $5,062 and $4,499 for the three-months ended September 30, 2020 and 2019, respectively.

In December 2017, we issued a promissory note to a related party in the amount of $12,000 with original issuance discount of $2,000. The note was amended in December 2018 with original issuance discount of $2,400 and was due in twelve months from the execution and funding of the note. The Note of $14,400 was paid in full in cash during June 2020. In addition, we issued 5,000,000 shares due to the default on repayment of the note. The shares were valued at fair value of $3,000(See Note 7). At September 30, 2020 and December 31, 2019, the principal balance of the loan is $0 and $14,400, respectively.

(2)	At September 30, 2020 and December 31, 2019, the balance of $1,374,847 and $1,385,163 net of discount of $3,000 and $8,921, respectively, consisted of the following loans:

●	In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The notes carry interest at 12% annually and were due on the date that was six-months from the execution and funding of the note. Upon default in February 2017, the Notes became convertible at $0.008 per share. During March 2017, we repaid principal balance of $6,365. During April 2017, the Notes with accrued interest were restated. The restated principal balance of $201,818 bears interest at 12% annually and was due October 12, 2017. During June 2017, we repaid principal balance of $8,844. The loan was reclassified to notes payable – unrelated third parties after the director resigned in March 2018. At December 31, 2018, we owed principal balance of $192,974, and accrued interest of $40,033. The principal balance of $101,818 and accrued interest of $21,023 were settled on February 15, 2019 for $104,000 with scheduled payments through May 1, 2020. During the first quarter of 2020, the settlement was amended to $88,500. We recorded a gain on settlement of debt in other income for $15,500 and $18,841 during the nine months ended September 30, 2020 and 2019, respectively. The Company repaid $13,500 during the year ended December 31, 2019. Additionally, $60,000 was repaid during the nine months ended September 30, 2020. At September 30, 2020 and December 31, 2019, we owed principal balance of $106,156 and $160,633, respectively, and accrued interest of $38,160 and $50,971, respectively. $15,000 of the balance owed was repaid in full through November 2020. The remaining principal balance of $91,156 and accrued interest of $38,160 is being disputed in court and negotiation for settlement (See Note 12).

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. This settlement amount was recorded as general and administrative expenses on the date of the settlement. We did not make the December 2011 or January 2012 payments and on January 26, 2012, we signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). We repaid $25,000 during the three months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). The $100,000 penalty was expensed during 2012. LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013 the debt of $281,772 reverted back to LPR.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge, and it is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At September 30, 2020 and December 31, 2019, the accrued interest is $4,514 and $3,755, respectively.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At September 30, 2020 and December 31, 2019, the outstanding principal balance is $50,000 and accrued interest is $59,101 and $49,967, respectively.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At September 30, 2020 and December 31, 2019, the outstanding principal balance is $50,000 and accrued interest is $52,300 and $43,166, respectively.

●	In August 2016, we issued a promissory note to an unrelated third party in the amount of $150,000 bearing monthly interest at a rate of 2.5%. The note was due in six months from the execution and funding of the note. During April 2017, the note with accrued interest was restated. The restated principal balance of $180,250 bears monthly interest at a rate of 2.5% and was due October 20, 2017. During January 2018, the note with accrued interest was restated. The restated principal balance of $220,506 bears monthly interest at a rate of 2.5% and was due July 12, 2018. In connection with this restated note, we issued 2,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $2,765 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization for the debt discount for the year ended December 31, 2018 was $2,765. During July 2018, we issued 5,000,000 restricted shares due to the default on repayment of the promissory note of $220,506 restated in January 2018. The shares were valued at fair value of $5,500. During December 2018, the note with accrued interest was restated. The restated principal balance of $282,983 bears monthly interest at a rate of 2.0% and was due June 17, 2019. In connection with this restated note, we issued 10,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,945 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization for this debt discount for the years ended December 31, 2019 and 2018 was $3,616 and $329, respectively. During September 2019, the note of $282,983 plus accrued interest amended in December 2018 was restated. The restated principal balance of $333,543 were due September 2020. In connection with this restated note, we issued 20,000,000 shares of our common stock. During September 2020, we issued a total of 10,000,000 restricted shares due to the default on repayments. The shares were valued at fair value of $6,000 (See Note 7). The common stock was valued at $5,895 and recorded as a debt discount that was amortized over the life of the note. Amortization for this debt discount for the year ended December 31, 2019 was $1,474 and debt discount at December 31, 2019 is $4,421. Amortization for this debt discount for the three months ended September 30, 2020 was $1,473. Amortization for this debt discount for the nine months ended September 30, 2020 was $4,421 and debt discount at September 30, 2020 is $0. The Note is in default and negotiation of settlement. At September 30, 2020 and December 31, 2019, the principal balance is $333,543, and the accrued interest is $86,054 and $25,127, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In March 2018, $15,000 of the principal balance of the note was assigned to an unrelated third party and is in negotiation of settlement. In January 2019, the remaining principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). At September 30, 2020 and December 31, 2019, the principal balance outstanding is $15,000, and the accrued interest is $1,371.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At September 30, 2020 and December 31, 2019, the accrued interest is $48,600 and $39,466, respectively.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At September 30, 2020 and December 31, 2019, the accrued interest is $4,163 and $3,212, respectively.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. We have recorded loan costs in the amount of $5,500 for the loan origination fees paid at inception date. The debt discount was fully amortized as of December 31, 2018. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively, with the monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. We recorded a gain on settlement of debt in other income for $20,927 in June 2018. The Company repaid a total of $34,976 and $42,698 during 2018 and 2019, respectively. The Company repaid a total of $30,688 during the nine months ended September 30, 2020. At September 30, 2020 and December 31, 2019, the principal balance is $62,040 and $92,728, respectively. The portion of settlement of $130,401 was repaid in full in April 2021. The remaining balance of $33,874 is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The original issuance discount was fully amortized as of March 31, 2018. The note is in default and in negotiation of settlement. At September 30, 2020 and December 31, 2019, the principal balance of the note is $50,000.

●	In September 2017, we issued a promissory note to an unrelated third party in the amount of $36,000 with original issue discount of $6,000. During September 2018 and 2019, the Note was amended with original issuance discount of $6,000 each due in September 2019 and 2020. The Note was further restated in September 2020. The restated principal balance was $33,000 with the original issuance discount of $3,000 and was due March 2021. The original issue discount is amortized over the term of the loan. Amortization for the debt discount for the years ended 2019 and 2018 was $7,500 and $4,000, respectively. Repayments of $1,500, $7,000 and $5,000 have been made during 2017, 2018 and 2019, respectively. Additionally, repayment of $5,000 was made during the nine months ended September 30, 2020. The Note is under personal guarantee by Mr. Deitsch. At September 30, 2020 and December 31, 2019, the principal balance of the note is $29,500 and $30,000, net of debt discount of $3,000 and $4,500, respectively. During March 2021, the remaining balance of $30,000 was sold to an unrelated third party in the form of a convertible note at a fixed conversion price of $0.01 per share. The new note carries interest at 12% with scheduled monthly payments of $1,000 beginning in April 2021 through March 2024.

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issuance discount of $10,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,200 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. At December 31, 2017, the principal balance of the note is $60,000. Debt discount and original issuance discount were fully amortized as of December 31, 2018. During April 2018, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayment. The shares were valued at fair value of $1,700. During April 2018, the Note was restated in the amount of $60,000 including the original issuance discount of $10,000 due October 2018. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $8,678 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discount and original issuance discount for a total of $18,678 have been fully amortized as of December 31, 2018. During November 2018, the Note was restated in the amount of $60,000 including the original issuance discount of $10,000 due May 2019. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $2,381 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Pursuant to the restatement of the Note, the Company agreed that the original issuance discount of $10,000 from the April 2018 Note would be paid to the lender upon execution of restated Note in November 2018. The settlement agreement executed in December 2018 provides that 10,000,000 shares are issued due to the late payment. The shares were valued at $3,000. During July 2019, payment of original issuance discount of $10,000 was made. During September 2019, we issued additional 10,000,000 restricted shares due to the late payment of the original issuance discount of $10,000. The shares were valued at fair value of $4,000. The restated Note in November 2018 and prior notes are all under personal guarantee by Mr. Deitsch. Amortization of debt discount and original issuance discount for the nine months ended September 30, 2020 and 2019 was $0 and $8,254, respectively, for the restated Note in November 2018. The total debt discounts of $12,381 were fully amortized as of June 30, 2019. As of December 31, 2019, the amount due was $60,000. During January 2020, the Note of $60,000 and the Note of $76,076 (See Note 6(3)) plus accrued interest of $12,149 were combined and restated at a rate of 2.0% monthly due July 2020. During July 2020, the restated principal balance of $148,225 plus accrued interest of $18,701 was further restated. The new principal balance of $166,926 carries interest at a rate of 2.0% monthly and was due January 2021. At September 30, 2020, the restated principal balance and accrued interest was $166,926 and $8,679. The principal balance plus accrued interest was further restated in February 2021 and is due in August 2021(See Note 12).

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 10,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $5,600 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of December 31, 2018. 1,500,000 shares of common stocks were issued due to the default of repayments with a fair value of $2,250 in May 2018. During March 2020, $50,000 of the Note of $120,000 with original issuance discount of $20,000 originated in November 2017 was settled for 125,000,000 shares with a fair value of $87,500. We recorded a loss on settlement in other expense for $37,500 (See Note 7). An additional 46,000,000 shares with a fair value of $32,200 were issued due to the default on repayment of the promissory note. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. The $84,000 due in September 2020 is in default and negotiation of further settlement. The debt discounts of $14,000 were fully amortized as of September 30, 2020. At September 30, 2020 and December 31, 2019, the principal balance of the loan is $84,000 and $120,000, respectively.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $2,900 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of December 31, 2018. The note is in default and in negotiation of settlement. In September 2018, 7,000,000 shares of common stock were issued due to the default of repayments with a fair value of $5,600. At September 30, 2020 and December 31, 2019, the principal balance of the note is $18,000 and the accrued interest is $2,000.

(3)	At September 30, 2020 and December 31, 2019, the balance of $947,755 and $872,256 net of discount of $23,495 and $17,370, respectively, consisted of the following convertible loans:

●	During July 2016, we issued a convertible note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2.0% and convertible at $0.05 per share. During January 2017, the Note was restated with principal amount of $56,567 bearing monthly interest rate of 2.5%. The New Note of $56,567 was due on July 26, 2017 and convertible at $0.05 per share. During February 2018, the Notes with accrued interest of $65,600 was restated. The restated principal balance of $65,600 bears monthly interest at a rate of 2.5% and was due August 14, 2018. In connection with this restated note, we issued 1,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $4,035 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discount was fully amortized as of December 31, 2018. During August 2018, the Notes with accrued interest of $10,476 was restated. The restated principal balance of $76,076 bears monthly interest at a rate of 2.5% and was due February 2019. In connection with this restated note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,800 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization of debt discount of $2,850 has been recorded as of December 31, 2018. The remaining debt discount of $950 was fully amortized during the three months ended March 31, 2019. The note is under personal guarantee by Mr. Deitsch. At December 31, 2019, the convertible note payable was recorded at $76,076 with accrued interest of $12,149. During January 2020, this Note and the Note of $60,000 amended in November 2018(See Note 6(2)) were combined and restated with principal balance of $148,225. The principal balance plus accrued interest was further restated in July 2020 and February 2021 and is due in August 2021 (See Note 12).

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000 and a conversion option. The note was due in six months from the execution and funding of the note. In connection with the issuance of this promissory note, we issued 5,000,000 shares of our restricted common stock. We recorded a debt discount in the amount of $3,300 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. The debt discounts were fully amortized as of December 31, 2018. The loan is in default and in negotiation of settlement. In April 2018, 1,000,000 shares of common stock were issued due to the default of repayments with a fair value of $1,500. At September 30, 2020 and December 31, 2019, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to the 20 unrelated third parties for a total of $618,250 with original issue discount of $62,950. The notes are due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. The difference between the conversion price and the fair value of the Company’s common stock on the date of issuance of the convertible notes resulted in a beneficial conversion feature in the amount of $249,113. In addition, upon the issuance of convertible notes, the Company issued 10,250,000 shares of common stock. The Company has recorded a debt discount in the amount of $6,542 to reflect the value of the common stock as a reduction to the carrying amount of the convertible debt and a corresponding increase to common stock and additional paid-in capital. The total discount of $255,655 and original issuance discount of $62,950 was amortized over the term of the debt. At December 31, 2018, the principal balance of the notes, net of discount of $28,421 was $589,829.

During February 2019, we issued convertible notes payable of $70,000 with original issuance discount of $5,000. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price of $0.0005 per share. During December 2019, $22,000 of the Note was amended to extend the maturity date to June 2020. In connection with the issuance and restatements of the notes, the Company granted the following warrants at an exercise price of $0.001 per share in 2019. The warrants were valued using the Black-Scholes method and recorded as a debt discount that was amortized over the life of the notes. During August 2020, the convertible promissory notes of $38,500 was amended to add additional original issuance discount of $7,550 due February 2021. During October 2020, a convertible promissory note of $16,500 was amended with additional original issuance discount (OID) of $1,650 due April 2021.The Noteholders have the right to convert the note into shares of Common Stock at a conversion price of $0.0005. In connection with the issuance of amended convertible notes, the Company granted the following warrants at an exercise price of $0.001 per share. The warrants were valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The gross proceeds of the notes were allocated to debt and warrants issued on a relative fair value basis. The debt discounts associated with the warrants and OID for Notes amended in August was for $20,848 and $7,550, respectively. The debt discounts associated with the warrants and OID for Note amended in October was for $8,633 and $1,650, respectively. The debt discounts are amortized over the life of the notes.

Month of Issuance	Number of Warrants	Fair Value of Warrants	Month of Expiration
February, 2019	110,000,000	$8,147	August, 2019
December, 2019	44,000,000	$7,370	August, 2020
August, 2020	92,100,000	$20,848	August, 2021
October, 2020	39,930,000	$8,633	October, 2022

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

During 2019, repayments of $13,500 were made in cash to three of the Notes. Six of the Notes for a total of $87,100 were repaid in stock as the part of settlement of issuances of 800,000,000 shares of common stocks during December 2019. Amortization for the year ended December 31, 2019 was $55,222. At December 31, 2019, the principal balance of the notes, net of discount of $17,370 is $736,180. The remaining debt discount of $17,370 has been fully amortized during the six months ended June 30, 2020. Two of the above mentioned convertible notes payable for a total of $19,500 was settled in full in March and April 2021(See Note 12).

During the nine months ended September 30, 2020, we issued convertible notes payable of $150,150 with original issuance discount of $13,650. Amortization for the discount for the nine months ended September 30, 2020 was $18,550. $90,750 of these notes were due in a year, and $59,400 of the Notes are due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0002 to $0.0005 per share. During July 2020, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $22,000 originated in December 2019. The shares were valued at fair value of $700 (See Note 7).

At September 30, 2020, the principal balance of the notes, net of discount of $23,495 is $887,755. At the date of this report, all of the above mentioned convertible notes payable are in default and in negotiation of settlement.

(4)	At September 30, 2020 and December 31, 2019, the balance of $2,691,872 and $5,814,047 net of discount of $0 and $22,344, respectively, consisted of the following convertible loans:

●	On March 28, 2016, we signed an expansion agreement with Brewer and Associates Consulting, LLC (“B+A”) to the original consulting agreement dated on October 15, 2015 for consulting services for twelve months for a monthly fee of $7,000. To relieve our cash obligation of $36,000 per original agreement, we issued three convertible notes for a total of $120,000 which includes the fees due under the original agreement and the new monthly fees due under the expansion agreement. The $40,000 and $60,000 of the Notes were paid in full as of December 31, 2016 and December 31, 2017, respectively. The remaining balance of $20,000 Notes is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. At September 30, 2020 and December 31, 2019, the convertible notes payable with principal balance of $20,000, at fair value, were recorded at $62,192 and $56,373, respectively.

●	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note carries interest at 8% and was due on May 4, 2018, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 20% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. During November 2017, the Note holder made a conversion of our restricted common stocks satisfying the principal balance of $856 and penalty of $6,400 for a fair value of $21,399. During February 2018, the remaining balance of $63,144 with accrued interest and penalty of $12,442 was assigned and sold to three unrelated third parties. During June 2018, a Note holder made a conversion of 50,670,000 shares of our restricted common stock with a fair value of $70,938 in satisfaction of the balance of $34,060 plus accrued interest of $8,607. During December 2019, the principal balance of $16,752 with accrued interest of $3,232 assigned and sold to a third party was settled as the part of settlement of issuances of 800,000,000 shares of common stocks during December 2019. At September 30, 2020 and December 31, 2019, the remaining principal of $12,629 plus accrued interest of $11,676 and $9,782, at fair value, was recorded at $40,509 and $62,253. The remaining principal balance of the Note is in default.

All of the convertible notes discussed below are with a single unrelated third party.

●	During December 2016, we issued a Convertible Debenture to an unrelated third party in the amount of $110,000. The note carries interest at 12% and matured on September 8, 2017. Unless previously converted into shares of restricted common stock, the Note holder has the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading prices of our restricted common stock for the twenty-five trading days preceding the conversion date. During June and July 2017, the Note holder made conversions of a total of 179,800,000 shares of stock satisfying the principal balance of $63,001 and accrued interest for a fair value of $298,575. During February 2018, the remaining balance of $46,999 with accrued interest of $2,820 was assigned and sold to an unrelated third party in the form of a Convertible Redeemable Note. As part of the debt sale, the Company entered into a settlement agreement with the original noteholder for a settlement of a default penalty of the original debt. During February and July, 2018, we issued a total of 105,157,409 shares of our restricted common stock to the original Note holder with a fair value of $147,220. At December 31, 2018, the Company owed additional shares to the original noteholder and recorded an accrual of $32,400 to account for the cost of the shares, and the shares were issued in January 2019.

The new note of $49,819 carries interest at 8% and was due on February 13, 2019, unless previously converted into shares of restricted common stock. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. The conversion discount was further decreased to fifty percent due to the default on the Note. During September 2018, the Noteholder made a conversion of 52,244,433 shares of our restricted common stock with a fair value of $37,011 in satisfaction of principal balance of $15,000 and accrued interest in full. At September 30, 2020 and December 31, 2019, the convertible note payable with principal balance of $38,301, at fair value, was recorded at $112,528 and $246,819.

●	During February 2018, we issued a convertible debenture in the amount of $200,000 to an unrelated third party. The note carries interest at 8% and was due in February 2019, unless previously converted into shares of restricted common stock. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $1,646,242. During September 2020, the Note holder received a total of 107,133,333 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,140 (Note 7). During October 2020, the Note holder received a total of 107,817,770 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,345.

	Number of	shares converted
Date	Fair Value of	Debt Converted
9/21/2020	107,133,333	$171,413
10/5/2020	107,817,770	$64,691

At September 30, 2020 and December 31, 2019, the convertible note payable with principal balance of $198,000 and $220,000, at fair value, was recorded at $579,602 and $1,412,175. The note carries additional $200,000 “Back-end Note” ($100,000 each) with the same terms as the original note.

●	During April 2018, $65,000 of one of the $100,000 Back-end Note was funded. The note carries interest at 8% and was due in February 2019, unless previously converted into shares of restricted common stock. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $110,700. At September 30, 2020 and December 31, 2019, the convertible note payable with principal balance of $71,500, at fair value, was recorded at $209,346 and $458,957.

●	During March 2018, we issued a convertible debenture in the amount of $60,000 to an unrelated third party. The note carries interest at 8% and was due in March 2019, unless previously converted into shares of restricted common stock. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $48,418. At September 30, 2020 and December 31, 2019, the convertible note payable with principal balance of $66,000, at fair value, was recorded at $190,813 and $417,576. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend to us another $60,000.

●	During June 2018, the $60,000 Back-end Note was funded. The note carries interest at 8% and was due in March 2019, unless previously converted into shares of restricted common stock. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $68,067. At September 30, 2020 and December 31, 2019, the convertible note payable with principal balance of $66,000, at fair value, was recorded at $190,813 and $$417,577.

●	During May 2018, we issued a convertible debenture in the amount of $60,000 to an unrelated third party. The note carries interest at 8% and was due in May 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $59,257. At September 30, 2020 and December 31, 2019, the convertible note payable with principal balance of $60,000, at fair value, was recorded at $169,369 and $369,372.

●	During August 2018, we issued a convertible debenture in the amount of $31,500 to an unrelated third party. The note carries interest at 8% and was due in August 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $23,794. At September 30, 2020 and December 31, 2019, the convertible note payable with principal balance of $31,500, at fair value, was recorded at $84,776 and $183,565.

As of September 30, 2020, the principal balance of all of the above convertible notes was $531,301. During October 2020, the Note holder sold the remaining debt of $467,319 and accrued interest of $166,168 for $250,000 to a non-related party.

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party. The note carries interest at 8% and was due in July 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at fifty-five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $46,734. At September 30, 2020 and December 31, 2019, the convertible note payable, at fair value, was recorded at $124,483 and $180,176.

●	During August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. The note carries interest at 8% and was due in August 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at fifty-five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $17,829. At September 30, 2020 and December 31, 2019, the convertible note payable, at fair value, was recorded at $48,933 and $70,635.

●	During January 2019, the principal balance of $60,000 from a promissory note of $75,000 originated in September 2016 (See Note 6(2)) and accrued interest of $15,900 was restated in the form of a Convertible Note. The new note of $75,900 was due in one year from the restatement of the note. The Noteholder has the right to convert the note into shares of Common Stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $75,900.

At September 30, 2020 and December 31, 2019, the convertible note payable, at fair value, was recorded at $151,800 and $253,000.

●	During February 2019, we issued a convertible promissory note to an unrelated third party in the amount up to $1,000,000 paid upon tranches. The note is due two years from the execution and funding of the note per tranche. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. The seven tranches of the Note in the amount of $398,354 have been funded as of September 30, 2020. In connection with issuance of the convertible note, the Noteholder agreed to eliminate two outstanding Notes of $27,000 and the accrued interest of $11,412 that were held by the Noteholder’s defunct entities. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $610,210. During May and June 2019, the Note holder made conversions of a total of 750,000,000 shares of stock satisfying the principal balance of $100,000 for a fair value of $275,000. During January and February 2020, the Note holder made conversions of a total of 500,000,000 shares of stock satisfying the principal balance of $175,000 for a fair value of $425,000 (See Note 7). At September 30, 2020, the convertible note payable with principal balance of $123,354, at fair value, was recorded at $246,708. Proceeds in the amount of $80,738 have been funded subsequent to September 30, 2020. During February through June 2021, the Note holder received a total of 240,350,000 shares of our restricted common stock in satisfaction the $120,175 of the Note with a fair value of $2,344,399. The remaining balance of $83,917 is due April 2023.

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $240,000. Amortization for the debt discount for the nine months ended September 30, 2020 and 2019 was $22,344 and $0, respectively. At September 30, 2020 and December 31, 2019, the debt discount was $0 and $22,344. The convertible note payable, at fair value, was recorded at $480,000 and $800,000. The Note is in default and negotiation of settlement.

(5)	At September 30, 2020 and December 31, 2019, the balance of $225,000 and $175,000, respectively, consisted of the following advances received from a third party: During the periods from May 2019 through June 2020, the Company received a total of $225,000 in deposits from a third party in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold pending the outcome of the lawsuit with the Securities and Exchange Commission (see Note 11).

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

During April and June 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”) considering the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due 24 months from the date of the SBA Loan Agreement in the amount of $731. The balance of principal and interest is payable over a 360 month period from the date of the SBA Loan Agreement. In connection therewith, the Company received a $5,000 advance, which does not have to be repaid. We recorded it as other income during the nine months ended September 30, 2020. The SBA requires that the Company collateralize the loan to the maximum extent up to the loan amount. If business fixed assets do not “fully secure” the loan the lender may include trading assets (using 10% of current book value for the calculation), and must take available equity in the personal real estate (residential and investment) of the principals as collateral.

At September 30, 2020, the future minimum principal payments for the above mentioned PPP and EIDL loans are as follows:

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

During September 2020, the Note holder received a total of 107,133,333 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,140 of a Note originated in February 2018 for $200,000 (Note 6). The shares were valued at fair value of $171,413.

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

Common Stock Issued for Services

During June 2018, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 100,000,000 shares of the Company’s restricted common stocks were issued. The shares were valued at $0.0012 per share. The compensation charge of $120,000 has been fully amortized as of June 2019. The Company recorded an equity compensation charge of $0 and $56,500, respectively, during the nine months ended September 30, 2020 and 2019.

During April 2019, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 120,000,000 shares of our restricted common stock were issued. The shares were valued at $24,000. During June 2019, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 15,000,000 shares of our restricted common stock were issued. The shares were valued at $6,000. The Company recorded an equity compensation charge of $0 and $7,500, respectively, during the three months ended September 30, 2020 and 2019. $8,500 and $14,000, respectively, has been recorded during the nine months ended September 30, 2020 and 2019.

8. STOCK WARRANTS

Common Stock Warrants

On March 31, 2017, in connection with the issuance of an $80,000 Note, we granted three-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.005 per share. The warrants were valued at their fair value of $0 and $539 using the Black-Scholes method on September 30, 2020 and December 31, 2019. The warrants expired on March 30, 2020.

On March 3, 2016, in connection with the issuance of a convertible note, we granted five-year warrants to purchase an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.03 per share. The warrants were valued at their fair value of $108 and $872 using the Black-Scholes method at September 30, 2020 and December 31, 2019. The warrants expired on March 3, 2021.

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

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the nine months ended September 30, 2020 and the year ended December 31, 2019:

	Number Of shares	Weighted average exercise price

Balance December 31, 2018	12,600,000	$0.026
Exercised	-	-
Issued	154,000,000	0.001
Expired	(114,100,000)	0.0027
Balance December 31, 2019	52,500,000	$0.0028
Exercised	-	-
Issued	92,100,000	0.001
Expired	(50,000,000)	0.0015
Balance September 30, 2020	94,600,000	$0.0018

The following table summarizes information about fixed-price warrants outstanding as of September 30, 2020 and December 31, 2019:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
September 30, 2020	$0.001-0.03	16,953,650	0.87 years	$0.0018
December 31, 2019	$0.001-0.03	10,187,671	0.62 years	$0.0028

At September 30, 2020, the aggregate intrinsic value of all warrants outstanding and expected to vest was $0. The intrinsic value of warrant share is the difference between the fair value of our restricted common stock and the exercise price of such warrant share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money warrants had they exercised their warrants on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on $0.0006, the closing stock price of our restricted common stock on September 30, 2020. There were no in-the-money warrants at September 30, 2020.

9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2020	December 31, 2019
Accrued consulting fees	$166,900	$161,550
Accrued settlement expenses	35,000	35,000
Accrued payroll taxes	203,674	167,906
Accrued interest	304,944	231,186
Accrued others	12,567	16,905
Total	$723,085	$612,547

10. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	September 30, 2020	December 31, 2019
Supplier advances for future purchases	$247,474	$224,859
Reserve for supplier advances	(224,859)	(224,859)
Net supplier advances	22,615	-
Prepaid professional fees	-	8,650
Deferred stock compensation	-	8,500
Total	$22,615	$17,150

We performed an evaluation of our inventory and related accounts at September 30, 2020 and December 31, 2019, and increased the reserve on supplier advances for future venom purchases by $0 and $23,948, respectively. At September 30, 2020 and December 31, 2019, the total valuation allowance for prepaid venom is $224,859.

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

September 30,
2020
Lease cost
Operating lease cost	$66,766
Short-term lease cost	18,698
Total lease cost	$85,464

Balance sheet information
Operating ROU Assets	$145,622

Operating lease obligations, current portion	80,378
Operating lease obligations, non-current portion	82,299
Total operating lease obligations	$162,677

Weighted average remaining lease term (in years) – operating leases	1.92
Weighted average discount rate-operating leases	8%

Supplemental cash flow information related to leases were as follows, for the nine months ended September 30, 2020:

Cash paid for amounts included in the measurement of operating lease liabilities	$58,780

Future minimum payments under these lease agreements are as follows:

December 31,	Total
2020(Remaining three months)	$22,482
2021	91,379
2022	62,274
Total future lease payments	$176,135
Less imputed interest	13,458
Total	$162,677

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of September 30, 2020 and December 31, 2019. We have accrued the $142,500 in accrued expense and equity compensation.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of September 30, 2020 and December 31, 2019, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

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

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At September 30, 2020, we owed principal balance of $91,156 and accrued interest of $38,160 (See Note 6) if the defenses and our new claims are deemed to be of no merit.

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

On May 29, 2019 (following each of the defendants filing motions to dismiss), the SEC filed a First Amended Complaint which generally alleged the same conduct as its original Complaint, but accounted for certain guidance provided by the United States Supreme Court in a case that had been recently decided. Each of the defendants then moved to dismiss the SEC’s First Amended Complaint. On March 31, 2020, the Court entered an Order granting in part and denying in part the various motions to dismiss. Following that Order, the SEC filed a Second Amended Complaint (the operative pleading) and the defendants have filed their answers which generally deny liability. At this time, discovery is closed and the SEC has indicated an intent to file a summary judgment motion regarding certain non-fraud claims asserted in its Second Amended Complaint. The defendants have opposed the SEC’s request to file such motion(s). The Court conducted a hearing on February 23, 2021 and set an initial briefing schedule for the SEC’s Motion for Partial Summary Judgment wherein the Plaintiffs’ Motion for Partial Summary Judgment was due on April 5, 2021, the Defendants’ Consolidated (i.e., collectively, Nutra Pharma Corporation, Erik “Rik” Deitsch, and Sean McManus) Response Brief to the SEC’s Motion was due May 3, 2021, and the Plaintiffs’ Reply Brief was due on May 19, 2021. On March 23, 2021, the Plaintiff filed a Motion for Extension of Time to file the Motion for Partial Summary Judgment. On April 9, 2021, the Plaintiff filed a Motion for Partial Summary Judgment, Defendants’ filed a Memorandum of Law in Opposition to Plaintiff’s Motion on May 7, 2021, and Plaintiff filed its Reply brief on May 21, 2021. At this time, the Court has not ruled on the pending Motion. The Company disputes the allegations in this lawsuit and continues to vigorously defend against the SEC’s claims. Mr. Deitsch and Mr. McManus have similarly defended the lawsuit since its filing and each contest liability. The Company does not believe that it engaged in any fraudulent activity or made any material misrepresentations concerning the Company and/or its products.

12. SUBSEQUENT EVENTS

Convertible Notes Payable

During October 2020, the convertible promissory note of $16,500 was amended with additional original issuance discount (OID) of $1,650 due April 2021.The Noteholders have the right to convert the note into shares of Common Stock at a conversion price of $0.0005. In connection with the issuance of amended convertible notes, the Company granted the following warrants at an exercise price of $0.001 per share. The warrants were valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The gross proceeds of the notes were allocated to debt and warrants issued on a relative fair value basis. The debt discounts associated with the warrants and OID for $8,633 and $1,650, respectively, are amortized over the life of the notes.

	Number of	Fair Value of	Month of
Month of Issuance	Warrants	Warrants	Expiration
October, 2020	39,930,000	$8,633	October, 2022

Pursuant to the Note agreement in the amount up to $1,000,000 signed in February 2019, the principal balance of the note is $123,354 at September 30, 2020. Proceeds in the amount of $80,738 have been funded subsequent to September 30, 2020. During February through June 2021, the Note holder received a total of 240,350,000 shares of our restricted common stock in satisfaction the $120,175 of the Note with a fair value of $2,344,399. The remaining balance of $83,917 is due April 2023.

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

Restatement of Promissory Notes

During February 2021, we issued 29,072,500 shares of common stock to satisfy the accrued interest of $23,258 with fair value of $343,056 for the restated Note of $166,926 amended in July 2020. The settlement of accrued interest resulted in a loss on settlement of debt in other income for $319,798. The principal balance of $166,926 was further restated. The restated balance is $183,619 with an original issuance discount of $16,693 and is due August 2021.

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

● Pet Pain–Away

During our third quarter of 2020 and thereafter, the following has occurred:

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

The new equipment will allow production of up to 40 bottles per minute, which greatly increases our manufacturing capacity. The equipment is expected to be validated, certified and in production by the end of August of 2021.

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

Inventory Obsolescence: Inventories are valued at the lower of average cost or market value. We periodically perform an evaluation of inventory for excess, impairments and obsolete items. At September 30, 2020, our inventory consisted entirely of raw materials and finished goods that are utilized in the manufacturing of finished goods. These raw materials generally have expiration dates in excess of 10 years. Commencing on October 1, 2019, we classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed.

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

Results of Operations – Comparison of Three Months Periods Ended September 30, 2020 and September 30, 2019

Sales for the three–month period ended September 30, 2020 were $13,372 compared to $41,962 for the three-month period ended September 30, 2019. The decrease in net sales is primarily attributable to the decrease in Pet Pain-Away sales.

Cost of sales for the three–month period ended September 30, 2020 is $3,106 compared to $6,495 for the three–month period September 30, 2019. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the three–month period ended September 30, 2020 is $10,266 or 76.77% compared to $35,467 or 84.52% for the three–month period ended September 30, 2019. The decrease in our profit margin is primarily due to increase in the manufacturing cost.

Selling, general and administrative expenses (“SG&A”) decreased $14,630 or 5.41% from $270,649 for the quarter ended September 30, 2019 to $256,019 for the quarter ended September 30, 2020, generally due to the overall decrease in professional fees. In addition, we had a bad debt recovery from the receivables from companies owned by the Company’s CEO for $59,000 and $0 for the three months ended September 30, 2020 and 2019.

Rental income increased $3,000 or 100%, from $0 for the three months ended September 30, 2019 to $3,000 for the three months ended September 30, 2020. This increase was due to a month-to-month sublease agreement entered in November 15, 2019.

Interest expense, including related party interest expense, increased $17,037 or 29.67%, from $57,417 for the quarter ended September 30, 2019 to $74,454 for the quarter ended September 30, 2020. This increase was primarily due to increase in amortization of loan discounts in the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended September 30, 2020 and 2019, the liability related to these hybrid instruments fluctuated, resulting in a gain of $852,675 and a loss of $187,823, respectively.

Stock issued for loan modification increased $50 or 1% from $6,650 for the three months ended September 30, 2019 to $6,700 for the three months ended September 30, 2020.

As a result of the foregoing, our net income/loss increased by $1,074,840 or 220.67%, from a loss of $487,072 for the quarter ended September 30, 2019 to an income of $587,768 for the quarter ended September 30, 2020.

Comparison of Nine Months Periods Ended September 30, 2020 and 2019

Sales for the nine-month period ended September 30, 2020 were $36,728 compared to $93,499 for the nine-months period ended September 30, 2019. The decrease in net sales is primarily attributable to the overall decrease in Pet Pain-Away products sales.

Cost of sales for the nine-month period ended September 30, 2020 is $12,070 compared to $25,894 for the nine-month period September 30, 2019. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the nine-month period ended September 30, 2020 is $24,658 or 67.14% compared to $67,605 or 72.31% for the nine-month period ended September 30, 2019. The decrease in our profit margin is primarily due to increase in the manufacturing cost.

Selling, general and administrative expenses (“SG&A”) decreased $146,684 or 16.68% from $879,571 for the nine months ended September 30, 2019 to $732,887 for the nine months ended September 30, 2020, generally due to decreases in professional fees, stock based compensation and bad debt expense. In addition, we had a bad debt recovery from the receivables from companies owned by the Company’s CEO for $129,500 and $0 for the nine months ended September 30, 2020 and 2019.

Rental income increased $9,000 or 100%, from $0 for the nine months ended September 30, 2019 to $9,000 for the nine months ended September 30, 2020. This increase was due to a month-to-month sublease agreement entered in November 15, 2019.

Other income increased $5,000 or 100%, from $0 for the nine months ended September 30, 2019 to $5,000 for the nine months ended September 30, 2020. This increase was due to the EIDL advance forgiven by SBA during June 2020.

Interest expense, including related party interest expense, increased $30,242 or 15.05%, from $200,958 for the nine months ended September 30, 2019 to $231,200 for the nine months ended September 30, 2020. This increase was primarily due to an overall increase in short term indebtedness in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

We carry certain of our debentures and common stock warrants at fair value. For the nine months ended September 30, 2020 and 2019, the liability related to these hybrid instruments fluctuated, resulting in a gain of $2,169,152 and a loss of $1,592,351, respectively.

Gain/loss on settlement of debts decreased $79,253 or 138.43%, from a gain of $57,253 for the nine months ended September 30, 2019 to a loss of $22,000 for the nine months ended September 30, 2020. This decrease was primarily due to increase in losses on settlement of debt through issuance of shares of common stock. Stock issued for loan modification increased $79,200 from $7,700 for the nine months ended September 30, 2019 to $86,900 for the comparable 2020 period.

As a result of the foregoing, our net income/loss increased by $3,820,045 or 149.47%, from a loss of $2,555,722 for the nine months ended September 30, 2019 to an income of $1,264,323 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended September 30, 2020, we have an accumulated deficit of $66,599,961 at September 30, 2020. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $9,337,287 and a stockholders’ deficit of $9,645,052 at September 30, 2020.

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

Historically, we have relied upon loans from our Chief Executive Officer, Rik Deitsch, to fund our operations. At September 30, 2020, the balance due to our President and CEO, Rik Deitsch, is $201,499, which is an unsecured demand loan that bears interest at 4%. Additionally, accrued interest on the demand loan was $5,637 and is included in the due to officer account.

During the nine months ended September 30, 2020, we raised $162,483 through the issuance of convertible notes, $50,000 from advances from an unrelated third party, and $214,795 from SBA loans. Current operations are being funded through a combination of product sales, loans from our CEO and convertible notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2020, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2020, as defined in Rule 13a–15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10–K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of September 30, 2020. In light of this, we performed additional post–closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or 15d–15 under the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At September 30, 2020, we owed principal balance of $91,156 and accrued interest of $38,160(See Note 6) if the defenses and our new claims are deemed be of no merit.

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

Item 3. Defaults Upon Senior Securities

Debt owed to a Director

During 2010, we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. At September 30, 2020 and December 31, 2019, we owed this director accrued interest of $174,252 and $159,555.

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

NUTRA PHARMA CORP.
Registrant

Dated: August 12, 2021	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer

