Form 10-K
period 2020-12-31
NUTRA PHARMA CORP
filed 2021-09-08
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second quarter: $5,045,180.

As of September 8, 2021, there were 7,267,619,714 shares of common stock and 3,000,000 shares of Series A preferred stock issued and outstanding.

Nutra Pharma Corp (“Nutra Pharma”) and its wholly owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics Inc. are referred to herein as “we”, “our” or “us” (ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2020 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

Item 1. Business

Introduction

Nutra Pharma is a holding company that owns intellectual property and operates in the biotechnology industry. Nutra Pharma was incorporated under the laws of the state of California on February 1, 2000, under the original name of Exotic-Bird.com.

Through its wholly-owned subsidiary, ReceptoPharm, Nutra Pharma conducts drug discovery research and development activities. In October 2009, Nutra Pharma launched its first consumer product called Cobroxin®, an over-the-counter pain reliever designed to treat moderate to severe chronic pain. In May 2010, Nutra Pharma launched its second consumer product called Nyloxin®, an over-the-counter pain reliever that is a stronger version of Cobroxin® and is designed to treat severe chronic pain. In December 2014, we launched Pet Pain-Away, an over-the-counter pain reliever designed to treat pain in cats and dogs. In October 2019, we launched Equine Pain-Away, an over-the-counter topical pain reliever designed to treat pain in horses. In March of 2021, we launched Luxury Feet, an over-the-counter pain reliever and anti-inflammatory product that is designed for women who experience pain or discomfort due to high heels and stilettos.

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

From October 2009 until December 31, 2020, our operations centered on the marketing of Cobroxin® (our discontinued product), Nyloxin® and Nyloxin® Extra Strength. In December of 2014, we launched Pet Pain-Away and began actively marketing the product. During fiscal year 2020, we earned revenues of $51,897, $48,242 of it was from sales of Nyloxin® and $3,655 of it was from sales of Pet Pain-Away. We launched Equine Pain-Away in October of 2019 and Luxury Feet officially launched distribution in March of 2021.

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

In May of 2016, we signed a license agreement to begin the process of creating an infomercial (Direct Response) campaign for Pet Pain-Away™. In November of 2016, we announced the license agreement with DEG Productions for the marketing and distribution of Pet Pain-Away globally. DEG has the ability to earn the exclusive distribution rights for the product by reaching certain sales milestones. DEG has created their own website (www.getpetpainaway.com) and began airing commercials in December of 2016. In February of 2020, we took back the marketing of Pet Pain-Away and are currently selling the product on Amazon.com and through www.petpainaway.com

In late 2019 we created our own storefront on Amazon at www.Amazon.com/nyloxin. In August of 2020, we added Pet Pain-Away to the Amazon site. In March of 2021, we added Luxury Feet and Equine Pain-Away to our Amazon storefront. In November of 2020, our Nyloxin line of products was added to the Walmart Marketplace and sold online at www.Walmart.com.

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

Patents, Trademarks, Licenses and Intellectual Property

In July of 2021, we announced that we had filed a new provisional patent to protect our intellectual property surrounding our development of nerve agent counter measures. We will continue to prosecute that patent as well as several other patent applications.

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

We incurred net losses of $769,184 and $6,591,442 for the years ended December 31, 2020 and 2019. We anticipate that these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Nyloxin® and Pet Pain Away products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have a limited revenue producing history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual losses of $769,184 and $6,591,442 during the fiscal years of operations ending December 31, 2020 and 2019, respectively. As a result, at December 31, 2020, we had an accumulated deficit of $68,633,468. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Nyloxin® and Pet Pain-Away products; or a potential licensing of our therapies under development.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2020, we had a working capital deficit of $11,427,256. Our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have a negative cash flow from operations of approximately $0.88 million and $0.74 million for the years ended December 31, 2020 and 2019, respectively. We have insufficient financial resources to fund our operations.

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

From October 2009 until December 31, 2020, our operations centered on the marketing of Cobroxin® (our discontinued product), Nyloxin® and Nyloxin® Extra Strength. In December of 2014, we launched Pet Pain-Away and began actively marketing the product. During fiscal year 2020, we earned revenues of $51,897, $48,242 of it was from sales of Nyloxin® and $3,655 of it was from sales of Pet Pain-Away. During fiscal year 2019, we earned revenues of $104,393, $44,269 of it was from sales of Nyloxin® and $60,124 of it was from sales of Pet Pain-Away. If we cannot achieve sufficient sales levels of our Nyloxin® and Pet Pain-Away products or we are unable to secure financing our operations will be negatively affected.

We have a limited history of generating revenues on which to evaluate our potential for future success and to determine if we will be able to execute our business plan; accordingly, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our total sales of Cobroxin® from November 2009 are $1,995,673, with no significant sales since the second quarter of 2010. Our total sales of Nyloxin® from January 1, 2011 to December 31, 2020 are $1,705,617. Our total sales of Pet Pain-Away from December 2014 to December 31, 2020 are $142,108. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage revenue producing company. These risks include:

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

As of December 31, 2020, we had 6,955,197,214 outstanding shares that were subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

Since May 13, 2004, ReceptoPharm has leased their office space at 1537 NW 65th Avenue, Plantation, Florida for three consecutive two-year terms. ReceptoPharm’s 5,500 square foot facilities include a reception area, conference room and five offices, a warehouse and a laboratory. On May 10, 2010, ReceptoPharm renewed the lease with Shelter Developers of America (“Shelter”) for the last two-year term beginning on June 1, 2010 and ending May 31, 2012. On July 9, 2012, ReceptoPharm entered into a new lease agreement for a five year period beginning on August 1, 2012. In February of 2016, we signed a lease extension agreement in exchange for certain leasehold improvements that extended our lease through July 31, 2022. In January of 2021, we signed an updated lease with extended terms through January 1, 2023. The lease calls for current monthly payments of approximately $6,500, which includes base rent, common area expenses, real estate taxes and insurance. As of June 1, 2020 we have moved all of our operations into the Plantation facility.

We incurred rent expense of $107,718 and $134,047 for the years ended December 31, 2020 and 2019.

Item 3. Legal Proceedings

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

Get Credit Healthy, Inc. v. Nutra Pharma Corp. and Rik Deitsch, Case No. CACE 18-017055

On August 1, 2018, Get Credit Healthy, Inc. filed a lawsuit against the Company and Rik Deitsch (collectively the “Defendants”) in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-017055) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. Counsel for Get Credit Healthy, Inc. requested an early mediation conference in an attempt to resolve our dispute. We agreed to this request, and mediation took place on February 15, 2019. At December 31, 2018, we owed principal balance of $101,818 and accrued interest of $21,023. The lawsuit was settled on February 15, 2019 for $104,000 and further amended with scheduled payments. The repayments were made in full as of November 2020 (see Note 6).

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At December 31, 2020, we owed principal balance of $91,156 and accrued interest of $40,917 (See Note 6) if the defenses and our new claims are deemed to be of no merit. Defendant also filed affirmative claims against the Plaintiff, its owner Dan Oran and several related entities. The case has not been set for trial as of this date.

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

On May 29, 2019 (following each of the defendants filing motions to dismiss), the SEC filed a First Amended Complaint which generally alleged the same conduct as its original Complaint, but accounted for certain guidance provided by the United States Supreme Court in a case that had been recently decided. Each of the defendants then moved to dismiss the SEC’s First Amended Complaint. On March 31, 2020, the Court entered an Order granting in part and denying in part the various motions to dismiss. Following that Order, the SEC filed a Second Amended Complaint (the operative pleading) and the defendants have filed their answers which generally deny liability. At this time, discovery is closed and the SEC has indicated an intent to file a summary judgment motion regarding certain non-fraud claims asserted in its Second Amended Complaint. The defendants have opposed the SEC’s request to file such motion(s). The Court conducted a hearing on February 23, 2021 and set an initial briefing schedule for the SEC’s Motion for Partial Summary Judgment wherein the Plaintiffs’ Motion for Partial Summary Judgment was due on April 5, 2021, the Defendants’ Consolidated (i.e., collectively, Nutra Pharma Corporation, Erik “Rik” Deitsch, and Sean McManus) Response Brief to the SEC’s Motion was due May 3, 2021, and the Plaintiffs’ Reply Brief is due on May 19, 2021. On March 23, 2021, the Plaintiff filed a Motion for Extension of Time to file the Motion for Partial Summary Judgment. On April 9, 2021, the Plaintiff filed a Motion for Partial Summary Judgment, Defendants’ filed a Memorandum of Law in Opposition to Plaintiff’s Motion on May 7, 2021, and Plaintiff filed its Reply brief on May 21, 2021. At this time the Court has not ruled on the pending Motion. Nutra Pharma disputes the allegations in this lawsuit and continues to vigorously defend against the SEC’s claims. Mr. Deitsch and Mr. McManus have similarly defended the lawsuit since its filing and each contest liability. The Company does not believe that it engaged in any fraudulent activity or made any material misrepresentations concerning the Company and/or its products.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the over-the-counter (“OTC-Market”) under the trading symbol “NPHC”. The following table sets forth the high and low bid prices for each quarter within the last two fiscal years.

	2020 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.0012	$0.0004
Second Quarter	$0.0009	$0.0005
Third Quarter	$0.0016	$0.0006
Fourth Quarter	$0.0017	$0.0004

	2019 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.0005	$0.0002
Second Quarter	$0.0004	$0.0002
Third Quarter	$0.0004	$0.0002
Fourth Quarter	$0.0006	$0.0002

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

Holders

As of September 8, 2021, based upon records obtained from our transfer agent, there were 339 holders of record of our common stock. Our transfer agent records do not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

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

Equity Compensation Plans

Securities authorized per issuance under Equity Compensation Plans as of December 31, 2020 and 2019 are as follows:

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

2003 Plan

On December 3, 2003, our Board of Directors approved the Employee/Consultant Stock Compensation Plan (the “2003 Plan”). The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 62,500. As of December 31, 2020 and 2019, we had issued a total of 62,375 shares under the 2003 Plan.

2007 Plan

On June 6, 2007, our Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the “2007 Plan”). The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2007 Plan is 625,000. As of December 31, 2020 and 2019, we had issued a total of 618,750 shares under the 2007 Plan.

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

Common Stock Issued for Consulting Service

During June 2021, the Company signed an agreement with a consultant for services for six months. In connection with the agreement, 5,000,000 shares of the Company’s restricted common stocks were issued. The shares were valued at $0.0066 per share. The compensation charge of $33,000 will be amortized over the six months. 5,000,000 shares will be issued every 30 days through November 2021. The unissued 25,000,000 shares are vesting over the six-month period.

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

Inventory Obsolescence: Inventories are valued at the lower of average cost or market value. We periodically perform an evaluation of inventory for excess, impairments and obsolete items. At December 31, 2020, our inventory consisted entirely of raw materials and finished goods that are utilized in the manufacturing of finished goods. These raw materials generally have expiration dates in excess of 10 years. Commencing on October 1, 2019, we classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed.

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

Accomplishments during 2020 & Subsequent Accomplishments

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

On May 27, 2021, we provided updates on increasing our manufacturing capabilities for the production of our line of over-the-counter pain relievers and anti-inflammatory drugs. As part of this process, we have completed the design and purchase for a new liquid filling line that includes automatic filling, capping, coding, labeling and heat shrinking for most of our products. The new equipment will allow production of up to 40 bottles per minute, which greatly increases our manufacturing capacity. The equipment is expected to be validated, certified and in production by early September of 2021.

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

On July 15, 2021, we announced that we had engaged the Washington DC-based government affairs consulting firm, Vitello Consulting. The firm will work with elected officials as well as governmental agencies to increase the awareness of Nutra Pharma’s products and technologies with the goal of improving sales, garnering grants and potentially speeding drug applications.

On July 23, 2021, we announced that we filed a new provisional patent to protect our intellectual property surrounding our development of nerve agent counter measures.

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

Comparison of Years Ended December 31, 2020 and 2019

Sales for the year ended December 31, 2020 were $51,897 compared to $104,393 for the comparable period in 2019. All of the sales in 2020 and 2019 were related to product sales. The decrease in sales is primarily attributable to an overall decrease in sales of Pet Pain-Away.

Cost of sales for the years ended December 31, 2020 and 2019 was $15,678 and $45,730. Cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the year ended December 31, 2020 was $36,219 or 69.79% compared to $58,663 or 56.19% for the year ended December 31, 2019. The increase in our profit margin is primarily due to decrease in the manufacturing cost. In addition, we had an impairment of prepaid inventory of $21,303 and $23,948 for the years ended December 31, 2020 and 2019, respectively, due to slow-moving inventory.

Selling, general and administrative expenses (“SG&A”) decreased $101,456 or 8.43% from $1,202,819 for the year ended December 31, 2019 to $1,101,363 for the year ended December 31, 2020. The decrease is due to decreases in professional fees, stock based compensation and bad debt expense. In addition, we had a bad debt recovery from the receivables from companies owned by the Company’s CEO for $161,500 during the year ended December 31, 2020. We incurred bad debt expense of $59,000 from the receivables from companies owned by the Company’s CEO for the year ended December 31, 2019.

Other income increased $5,000 or 100%, from $0 for the year ended December 31, 2019 to $5,000 for the year ended December 31, 2020. This increase was due to the EIDL advance forgiven by SBA during June 2020.

Interest expense, including related party interest expense, increased $74,149 or 28.30%, from $262,025 for the year ended December 31, 2019 to $336,174 for the year ended December 31, 2020. This increase was primarily due to increase of amortization of loan discount in the year ended December 31, 2020 compared to the year ended December 31, 2019.

We carry certain of our debentures and common stock warrants at fair value. For the years ended December 31, 2020 and 2019, the liability related to these hybrid instruments fluctuated, resulting in a loss of $1,012,556 and $5,184,445, respectively. Interest expense on these debentures is included in the fair value loss in the statements of operations.

Gain on settlement of debts, accounts payable, and accrued expenses increased $1,494,672 or 1,613.75%, from $92,621 for the year ended December 31, 2019 to $1,587,293 for the year ended December 31, 2020. This increase in gain was primarily due to the increase in gain on settlement of debts through issuance of stocks.

Stock issued for loan modification increased $80,100 or 1,040.26% from $7,700 for the year ended December 31, 2019 to $87,800 for the year ended December 31, 2020.

Our net loss decreased by $5,822,258 or 88.33%, from $6,591,442 for the year ended December 31, 2019 to $769,184 for the year ended December 31, 2020.

Liquidity and Capital Resources

During December 31, 2020 and 2019, respectively, we had negative cash from operations of approximately $0.87 million and $0.74 million. Our lack of cash, significant losses and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2020 and 2019, we have experienced net loss of $769,184 and $6,591,442, respectively, and had an accumulated deficit of $68,633,468 for the period from our inception to December 31, 2020. In addition, we had working capital and stockholders’ deficits at December 31, 2020 of $11,427,256 and $11,493,815, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

As of December 31, 2020, we had $0 in cash and owed approximately $2.99 million in vendor payables and accrued expenses. We currently do not have sufficient cash to sustain our operations for the next 12 months and will require additional financing or an increase in sales in order to execute our operating plan and continue as a going concern. Our plan is to continue to increase sales of our products and attempt to secure adequate funding to bridge the commercialization of our Nyloxin® and Pet Pain-Away products. We cannot predict whether additional financing will be in the form of equity, debt, or another form and we may be unable to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

Historically, we have relied upon loans from our Chief Executive Officer Rik J Deitsch, to fund costs associated with our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. At December 31, 2020, the balance due to our President and CEO, Rik Deitsch, is $200,837, which is an unsecured demand loan that bears interest at 4%. During the year ended December 31, 2020, we advanced $22,150 to and collected $254,000 from Mr. Deitsch and the Companies owned by him. Additionally, accrued interest on the demand loan was $7,675 and is included in the due to officer account. For the year ended December 31, 2020, we recorded a bad debt expense recovery of $161,500. The Company has fully reserved receivables from companies owned by the Company’s CEO. The reserve was $402,970 as of December 31, 2020, which represents a full valuation allowance for amounts owed by these Companies.

During the year ended December 31, 2020, we raised net cash proceeds of $527,983 through the issuance of convertible notes, advances of $50,000 from an unrelated third party, and $214,795 from SBA loans. Current operations are being funded through a combination of product sales, loans from our CEO and convertible notes.

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

Item 8. Financial Statements and Supplementary Data

The information required by this item begins on page F-1 and is attached hereto and incorporated herein by reference. The index to our annual financial statements as of and for the years ended December 31, 2020 and 2019 can be found under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2020, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2020, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2020. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2020, our management concluded that its material weaknesses in its internal controls over financial reporting include matters pertaining to: (a) lack of qualified accounting personnel; (b) inadequate segregation of duties, and (c) the need to enhance the supervision, monitoring and reviewing of financial statement preparation processes due to lack of qualified accounting personnel.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 and concluded that it is ineffective because of the material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; (ii) inadequate segregation of duties; (iii) limited checks and balances in processing cash and other transactions; and (iv) lack of independent directors and an independent audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter ended December 31, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In conjunction with Item 9A above (Evaluation of Internal Controls over Financial Reporting) and following our management’s assessment and conclusion that our internal control over financial reporting as of December 31, 2020 is ineffective, because of the material weaknesses described above, we are seeking a new Chief Financial Officer pending funding.

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

Listed below are our executive officers and directors as of December 31, 2020

Name	Age	Position with the Company	Director Since
Rik J. Deitsch	53	Chairman, President and Chief Executive Officer	2002
Stewart Lonky, M.D.	72	Director (1)	2004
Garry R. Pottruck	62	Director (1)	July 2009
Dale Vanderputten	59	Chief Scientific Officer	August 2016

(1)	Dr. Lonky and Garry R. Pottruck are members of our Audit Committee and Compensation Committee.

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

Section 16(a) Compliance of Officers and Directors

As of September 8, 2021, based on our review of Forms 3, 4, 5, and Schedule 13D furnished to us during the last fiscal year, all of our officers and directors filed the required reports.

Corporate Governance

a. Committees

(i) Audit Committee

On November 5, 2004, our Board of Directors established an Audit Committee. An audit committee charter was approved by the Board on October 14, 2012. Mr. Pottruck became the Chairman/Member of the Audit Committee as of July 29, 2009. Dr. Lonky also serves on the Audit Committee. During our 2020 Fiscal Year, our Audit Committee met two times in connection with our Fiscal Year audit, at which time the audit committee reviewed the audited financial statements and related notes. In addition, the audit committee met prior to the filing of each of the 2020 quarterly reports to review such reports. The Audit Committee addresses any questions it has to our Board members and officers, and our principal independent accountants.

(ii) Compensation Committee

On November 5, 2004, our Board of Directors established a Compensation Committee. We do not have a Compensation Committee Charter. Dr. Lonky serves on our Compensation Committee and Mr. Pottruck became our Compensation Committee’s Chairman as of July 29, 2009. During our 2020 fiscal year, our Compensation Committee met two times. Our Compensation Committee reviews all salaries, expenses, stock plans, and other compensation paid to our officers, directors, consultants, and others. Our Compensation Committee has not adopted any specific processes or procedures for considering executive and director compensation.

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

c. Board of Director Meetings

We had five Board of Directors meetings during our 2020 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d. Annual Shareholder Meetings

We held no annual shareholder meeting during 2020.

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

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2020 and 2019.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rik Deitsch	2020	130,000	—	—	—	—	—	—	130,000
Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board	2019	130,000	—	—	—	—	—	—	130,000

Dale Vanderputten	2020	144,000	—	—	—	—	—	—	144,000
Chief Scientific Officer	2019	144,000	—	—	—	—	—	—	144,000

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2020.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stewart Lonky	0	0	0	0	0	0	0
Garry Pottruck	0	0	0	0	0	0	0
Harold H. Rumph	0	0	0	0	0	0	0

(1)	Represents salary accrued or paid during 2020

Director Compensation

There are no standard arrangements to which directors are compensated for services provided to us. Should we obtain adequate funding or sufficient revenues to justify standard arrangements for director compensation, we will consider whether to adopt such a compensation plan.

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2020 to any executive officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of September 8, 2021, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 7,267,619,714 shares of common stocks and 3,000,000 shares of Series A Preferred Stock issued and outstanding as of September 8, 2021:

Security Ownership of Management and Beneficial Owners

Name and Address of Director or Executive Officer	Number of Common Shares Beneficially Owned (1)	Percent of Common Shares	Number of Series A Preferred Shares Beneficially Owned (2)	Percent of Preferred Shares	% of Total Votes Held (Common & Preferred) (3)

Rik J. Deitsch	48,298,859	0.66%	3,000,000	100.00%	29.69%
Chief Executive Officer/President
1537 NW 65thAve
Plantation, FL 33313

Dr. Stewart Lonky	4,755,450	0.07%	0	0.00%	0.05%
Director
12936 Discovery Creek
Playa Vista, CA 90094

Harold Rumph	4,966,675	0.07%	0	0.00%	0.05%
Director
1537 NW 65thAve
Plantation, FL 33313

Garry Pottruck	4,698,475	0.07%	0	0.00%	0.05%
Director
10768 NW 18 Court
Coral Springs, Florida 33071

Dale Vanderputten, PhD	2,500,000	0.03%	0	0.00%	0.02%
Chief Scientific Officer
7120 Hialeah Ln
Parkland, FL 33067

All executive officers and directors as a group (5) persons	65,219,459	0.90%	3,000,000	100.00%	29.85%

(1)	Based upon 7,267,619,714 shares of common stock issued and outstanding as of the Record Date.
(2)	Based upon 3,000,000 shares of Series A Preferred Stock issued and outstanding as of the Record Date.
(3)	Based upon 7,267,619,714 shares of common stock and 3,000,000 shares of Series A Preferred Stock. Each Series A Preferred Stock entitled to 1,000 votes per share or an aggregate of 3,000,000,000 votes.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Due to(from) our Chief Executive Officer

At December 31, 2020, the balance due to our President and CEO, Rik Deitsch, is $200,837, which is an unsecured demand loan that bears interest at 4%. During the year ended December 31, 2020, we advanced $22,150 to and collected $254,000 from Mr. Deitsch and the Companies owned by him. Additionally, accrued interest on the demand loan was $7,675 and is included in the due to officer account. For the year ended December 31, 2020, we recorded a bad debt expense recovery of $161,500. The Company has fully reserved receivables from companies owned by the Company’s CEO. The reserve was $402,970 as of December 31, 2020, which represents a full valuation allowance for amounts owed by these Companies.

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

Debt owed to a Director

During 2010, we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. At December 31, 2020 and 2019, we owed this director accrued interest of $179,522 and $159,555. The interest expense for the years ended December 31, 2020 and 2019 was $19,967 and $17,747.

Debt owed to a related party

In December 2017, we issued a promissory note to a related party in the amount of $12,000 with original issuance discount of $2,000. The note was amended in December 2018 with original issuance discount of $2,400 and was due in twelve months from the execution and funding of the note. At December 31, 2020 and 2019, the principal balance of the loan is $0 and $14,400. During June 2020, the Note of $14,400 was settled with cash payment of $14,400 and 5,000,000 shares of common stocks. The shares were valued at fair value of $3,000

Director Independence

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The fees billed to us or to be billed by our current auditor, Rotenberg Meril Solomon Bertiger & Guttilla, P.C. ("RotenbergMeril"), for the audit of our 2020 and 2019 annual consolidated financial statements and the review of our interim condensed consolidated financial statements was $91,000 and $45,000.

Audit-Related Fees

Audit-related fees represent review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years, and the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. No such fees were billed by RotenbergMeril for 2020 or 2019, respectively.

Tax Fees

No such fees were billed by RotenbergMeril for 2020 or 2019, respectively.

All Other Fees

No such fees were billed by RotenbergMeril for 2020 or 2019, respectively.

As of December 31, 2020, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company has an audit committee which reviewed all fees to the principal accountant. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following Financial Statements are filed as part of this report under Item 7.

(b) The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description
3.1	Certificate of Incorporation dated February 1, 2000 (incorporated by reference to the Company’s Registration Statement on Form SB-2/A, Registration No. 33-44398, filed on April 6, 2001)
3.2	Certificate of Amendment to Articles of Incorporation dated July 5, 2000 (incorporated by reference to the Company’s Registration Statement on Form SB-2/A, Registration No. 33-44398, filed on April 6, 2001)
3.3	Certificate of Amendment to Articles of Incorporation dated October 31, 2001 (incorporated by reference to the Company’s Registration Statement on Form SB-2/A, Registration No. 33-44398, filed on April 6, 2001)
10.1	Agreement and Plan of Merger dated April 9, 2008 by and among Nutra Pharma Corp., a California corporation (“Nutra Pharma”), NP Acquisition Corporation, a Nevada corporation wholly owned by Nutra Pharma (“Acquisition”), ReceptoPharm, Inc., a Nevada corporation (“Receptopharm”) and the stockholders of Receptopharm (incorporated by reference from Form 8-K filed on April 14, 2008).
10.18	Patent Assignment Agreement dated January 24, 2006 between Nanologix, Inc. and Nutra Pharma Corp. (incorporated by reference from Form 10-K for period ending December 31, 2006)
10.19	International License Agreement between NanoLogix, Inc. and Nutra Pharma Corp. (incorporated by reference from Form 10-K for period ending December 31, 2006)
14.1	Code of Ethics (incorporated by reference from Report on Form 10-K/A filed on May 7, 2004).
20.3	License Agreement between Bio-Therapeutics, Inc. and Nutra Pharma Corp (incorporated by reference from Form 10-KSB for the period ending December 31, 2003)
20.4	Amendment to License Agreement between Bio-Therapeutics, Inc. and Nutra Pharma Corp (incorporated by reference from Form 10-KSB for the period ending December 31, 2003)
21.1	Subsidiaries of the Registrant, Nutra Pharma Corp. (incorporated by reference from Form 10-K for the period ending December 31, 2008)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form 8-K filed on April 14, 2008 under Item 1.01 regarding acquisition of ReceptoPharm, Inc. as Nutra Pharma Corp.’s wholly owned subsidiary and Exhibit 10.1 (April 10, 2008 Agreement and Plan of Merger) attached thereto (incorporated by reference to this Form 10-K for the period ending December 31, 2008).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRA PHARMA CORP.

/s/ Rik J. Deitsch
Rik J. Deitsch, Chairman, President, Chief
Executive Officer, Principal Financial
Officer, and Principal Accounting Officer

Dated: September 8, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch	Chairman of the Board, President,	September 8, 2021
Chief Executive Officer,
Principal Financial Officer,
Principal Accounting Officer

/s/ Garry R. Pottruck	Director	September 8, 2021

/s/ Stewart Lonky	Director	September 8, 2021

Nutra Pharma Corporation

Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nutra Pharma Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutra Pharma Corp. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Convertible Debt and Warrants — Refer to Notes 2 and 6 to the consolidated financial statements

Critical Audit Matter Description

The Company has issued or amended several notes payable during the year with conversion rates that are adjustable at a discounted rate to public trading prices near the conversion date. The number of shares of common stock to be issued is based on the future price of the Company’s common stock; this and other factors require the embedded conversion feature to be accounted for as a derivative and revalued at the conversion date or each period end if still outstanding. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt and warrants are included in the value of the derivative liabilities. Calculations and accounting for the notes payable and embedded conversion features require management’s judgments related to initial and subsequent recognition of the debt and related features.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for notes payable and related accounts included the following, among others:

●	Confirmation of selected notes payable and related terms.
●	Reviewing relevant documentation related to the issuance of convertible debt with attached warrants
●	Performing independent recalculations.
●	Determining if there were unusual transactions related to notes payable and the appropriate accounting treatment for such transactions.
●	Testing of selected transactions related to this matter.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

We have served as the Company’s auditor since 2018.

Saddle Brook, New Jersey

September 8, 2021

NUTRA PHARMA CORP.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash	$-	$-
Accounts receivable	37,080	32,479
Other receivable	3,000	-
Inventory, current portion	5,271	8,177
Prepaid expenses and other current assets	10,000	17,150
Total current assets	55,351	57,806

Inventory, less current portion	78,880	52,183
Property and equipment, net	14,742	6,763
Operating lease right-of-use assets	144,010	207,530
Security deposit	8,803	15,550
Total assets	$301,786	$339,832

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$599,428	$583,226
Accrued expenses	780,432	612,547
Accrued payroll due to officers	1,429,693	1,249,393
Accrued interest to related parties	179,522	159,555
Due to officer	200,837	122,812
Derivative liabilities	3,567,176	835,868
Other debt, net of discount, current portion	4,631,921	7,352,954
SBA notes payable, current portion	10,725	-
Operating lease obligations, current portion	82,873	73,278
Total current liabilities	11,482,607	10,989,633
Convertible note, less current portion	48,477	907,912
SBA notes payable, less current portion	204,070	-
Operating lease obligations, less current portion	60,447	143,322
Total liabilities	11,795,601	12,040,867

Commitments and Contingencies

Stockholders’ deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized: 3,000,000 Series A Preferred shares issued and outstanding at December 31, 2020 and 2019	3,000	3,000
Common stock, $0.001 par value, 8,000,000,000 shares authorized: 6,955,197,214 and 5,876,746,111 shares issued and outstanding at December 31, 2020 and 2019	6,955,197	5,876,746
Additional paid-in capital	50,181,456	50,283,503
Accumulated deficit	(68,633,468)	(67,864,284)
Total stockholders’ deficit	(11,493,815)	(11,701,035)
Total liabilities and stockholders’ deficit	$301,786	$339,832

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2020	2019

Net sales	$51,897	$104,393
Cost of sales	(15,678)	(45,730)
Change in reserve for supplier advances for purchases	(21,303)	(23,948)
Gross profit	14,916	34,715

Operating expenses:
Selling, general and administrative - including stock based compensation of $8,500 and $71,500 for the years ended December 31, 2020 and 2019, respectively	1,101,363	1,202,819
Bad debt (recovery) expense - including related party of ($161,500) and $59,000 for the years ended December 31, 2020 and 2019, respectively	(161,500)	61,789
Total operating expenses	939,863	1,264,608
Loss from operations	(924,947)	(1,229,893)

Other income (expenses)
Other income	5,000	-
Interest expense	(316,207)	(244,278)
Interest expense to related parties	(19,967)	(17,747)
Change in fair value of convertible notes and derivatives	(1,012,556)	(5,184,445)
Stock issued for loan modification	(87,800)	(7,700)
Gain on settlement of debt and accrued expense, net	1,587,293	92,621
Total other income (expenses)	155,763	(5,361,549)
Loss before income taxes	(769,184)	(6,591,442)
Provision for income taxes	-	-
Net loss	$(769,184)	$(6,591,442)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year - basic and diluted	6,607,482,758	4,710,306,385

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2020 and 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2018	3,000,000	$3,000	4,046,746,110	$4,046,746	$51,286,503	$(61,272,842)	$(5,936,593)

Issuance of common stock in exchange for services to consultants	-	-	135,000,000	135,000	(105,000)	-	30,000
Common stock issued for debt modification and penalty	-	-	22,000,000	22,000	(14,300)	-	7,700
Common stock issued for conversion of debt	-	-	750,000,000	750,000	(475,000)	-	275,000
Common stock issued for settlement of accrued expense and debt	-	-	881,000,000	881,000	(394,600)	-	486,400
Common stock issued with Debt—Debt discount	-	-	42,000,001	42,000	(29,617)	-	12,383
Warrants issued with Debt—Debt discount	-	-	-	-	15,517	-	15,517
Net loss						(6,591,442)	(6,591,442)
Balance -December 31, 2019	3,000,000	$3,000	5,876,746,111	$5,876,746	$50,283,503	$(67,864,284)	$(11,701,035)

Common stock issued for debt modification and penalty	-	-	138,500,000	138,500	(50,700)	-	87,800
Common stock issued for conversion of debt	-	-	814,951,103	814,951	(13,847)	-	801,104
Common stock issued for settlement of debt	-	-	125,000,000	125,000	(37,500)	-	87,500
Net loss						(769,184)	(769,184)
Balance -December 31, 2020	3,000,000	$3,000	6,955,197,214	$6,955,197	$50,181,456	$(68,633,468)	$(11,493,815)

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(769,184)	$(6,591,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in reserve for supplier advances for purchases	21,303	23,948
Bad debt expense	-	61,789
Bad debt recovery - related party	(161,500)	-
Accrued interest expense for amount due to officer	7,675	6,330
Gain (loss) on settlement of debt and accrued expense	(1,587,293)	(92,621)
Depreciation	3,831	3,737
Stock-based compensation	8,500	71,500
Stock-based loan modification expense	87,800	7,700
Change in fair value of convertible notes and derivatives	1,012,556	5,184,445

Amortization of loan discount	130,485	100,810
Amortization of operating lease right-of-use assets	63,520	73,645
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,601)	(18,203)
Increase in notes receivable	(3,000)	-
Increase in inventory	(23,791)	(25,058)
Increase in prepaid expenses and other current assets	(15,906)	(19,598)
Increase in accounts payable	10,297	107,817
Increase in accrued expenses	214,235	209,970
Increase in accrued payroll due to officers	180,300	198,400
Increase in accrued interest to related parties	19,967	17,747
Decrease in operating lease obligations	(73,280)	(64,575)
Net cash used in operating activities	(878,086)	(743,659)

Cash flows from investing activities:
Acquisition of equipment	(5,905)	-
Net cash used in investing activities:	(5,905)	-

Cash flows from financing activities:
Loans from officer	254,000	5,000
Repayment of officer loans	(22,150)	(134,015)
Repayments of notes payable-related party	(14,400)	-
Proceeds from convertible notes	527,983	782,374
Repayment of convertible notes	(5,782)	(13,500)
Advances from an unrelated third party	50,000	175,000
Repayments of other notes payable	(120,455)	(71,200)
Proceeds from SBA notes payable	214,795	-
Net cash provided by financing activities	883,991	743,659

Net increase in cash	-	-

Cash - beginning of period	-	-

Cash - end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$1,049	$661
Cash paid for income taxes	$-	$-
Non Cash Financing and Investing:
Stock issued in settlement of notes, accounts payable, and accrued expenses	$87,500	$486,400
Shares issued for conversion of debt	$801,104	$275,000
Common stock issued with Debt—Debt discount	$-	$12,383
Warrants issued with Debt—Debt discount	$105,000	$15,517
Purchase of equipment included in accounts payable	$5,905	$-
Right-of-use asset due to adoption of ASC 842	$-	$281,175
Operating lease liabilities due to adoption of ASC 842	$-	$281,175
Reclassification of accrued interest to debt	$30,850	$66,460

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Liquidity and Going Concern

Our Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $68,633,468 at December 31, 2020. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $11,427,256 and a stockholders’ deficit of $11,493,815 at December 31, 2020.

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

Impact of COVID-19 on our Operations

The ramifications of the outbreak of the novel strain of COVID-19, reported to have started in December 2019 and spread globally, are filled with uncertainty and changing quickly. Our operations have continued during the COVID-19 pandemic and we have not had significant disruption. Beginning in June 2020, the Company experienced a delay in retail rollout as a downstream implication of the slowing economy. We also closed our Coral Springs office in effort to save money. During May 2020, we received approval from the Small Business Administration (“SBA”) to fund our request for a PPP loan for $64,895. We used the proceeds primarily for payroll costs. We expect forgiveness of this loan under the current terms of requirement by the SBA. During April and June 2020, we obtained the loan in the amount of $150,000 from the SBA under its Economic Injury Disaster Loan assistance program. We used the proceeds primarily for rent, payroll, utilities, accounting and legal expenses (See Note 6).

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. During the year ended December 31, 2019, $2,789 of accounts receivable were written off and recorded as bad debt expense. No allowance for doubtful account is deemed to be required at December 31, 2020 and 2019.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. Commencing on October 1, 2019, we classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of goods sold. We performed an evaluation of our inventory and related accounts at December 31, 2020 and 2019, and increased the reserve on supplier advances for future venom purchases included in prepaid expenses and other current assets by $21,303 and $23,948, respectively. At December 31, 2020 and 2019, the total valuation allowance for prepaid venom was $246,162 and $224,859, respectively.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the year ended December 31, 2020, there was one customer that accounted for 37% of the total revenues. For the year ended December 31, 2019, there were two customers that accounted for 55% and 12% of the total revenues. As of December 31, 2020 and 2019, 100% of the accounts receivable balance are reserves due from two payment processors.

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

Income Taxes

We compute income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC Topic 740”). Under ASC Topic 740, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets also arise from net operating losses carried forward. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and tax reporting arise primarily from the use of different methods to record bad debts and /or sales returns, inventory reserves, and accrued expense.

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position. At December 31, 2020 and 2019, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of conversion options and warrants would come from newly issued common shares from our remaining authorized shares. As of December 31, 2020 and 2019, the following items were not included in the calculation of dilutive loss per share as the effect is anti-dilutive:

	31-Dec-20	31-Dec-19
Options and warrants	202,775,000	52,500,000
Convertible notes payable at fair value	1,515,706,865	11,672,780,512
Convertible notes payable	2,814,694,508	1,624,914,267
Total	4,533,176,373	13,350,194,779

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

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at December 31, 2020 and December 31, 2019:

	Fair Value Measurements at December 31, 2020
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$189,543	$-	$-	$189,543
Derivative liabilities	$3,377,633	$-	$3,377,633	$-
Convertible notes at fair value	$1,832,439	$-	$-	$1,832,439

	Fair Value Measurements at December 31, 2019
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$1,411	$-	$-	$1,411
Derivative liabilities	$834,457	$-	$834,457	$-
Convertible notes at fair value	$5,814,047	$-	$-	$5,814,047

The following table shows the changes in fair value measurements for the warrant liability using significant unobservable inputs (Level 3) during the years ended December 31, 2020 and 2019:

Description	2020	2019
Beginning balance	$1,411	$1,468
Purchases, issuances, and settlements	143,369	-
Total loss (gain) included in earnings (1)	44,763	(57)
Ending balance	$189,543	$1,411

(1)	The gain related to the revaluation of our warrant liability is included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

We valued our warrants using a Dilution-Adjusted Black-Scholes Model. Assumptions used include (1) 0.10% to 1.59% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 276% to 348% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

We valued derivative liabilities using the number of potential convertible shares for warrants in equity and convertible notes with fixed conversion price that are recorded at amortized cost times the closing stock price of our restricted common stock at December 31, 2020 and 2019, respectively. These derivative liabilities are recorded due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit and the equity environment is tainted, and therefore all convertible debt and options and warrants should be accounted for as liabilities.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at December 31, 2020 and 2019:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
2020	$766,101	8%-10%	20%-24%	N/A	$0.00050-$0.00064	50%-60%	3 to 25 Days
2019	$1,244,204	8%-10%	20%-24%	N/A	$0.00010-$0.000293	50%-60%	3 to 25 Days

Using the stated assumptions summarized in table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the year ended December 31, 2020 and 2019:

Description	2020	2019
Beginning balance	$5,814,047	$1,156,341
Purchases and issuances	25,981	688,274
Day one loss on value of hybrid instrument (1)	318,174	926,109
Loss (gain) from change in fair value (1)	(1,931,927)	3,423,935
Gain on settlement	(1,609,294)	-
Debt discount	22,344	(22,344)
Settlement through issuance of common stock	-	(83,268)
Repayments in cash	(5,782)	-
Conversion to common stock	(801,104)	(275,000)
Ending balance	$1,832,439	$5,814,047

(1)	The (gains) losses related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At December 31, 2020 and 2019, inventories were as follows:

	December 31, 2020	December 31, 2019
Raw Materials	$78,880	$52,183
Finished Goods	5,271	8,177
Total Inventories	84,151	60,360
Less: Long-term inventory	(78,880)	(52,183)
Current portion	$5,271	$8,177

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Computer equipment	$25,120	$25,120
Furniture and fixtures	34,757	34,757
Lab equipment	65,521	53,711
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	227,843	216,033
Less: Accumulated depreciation	(213,101)	(209,270)
Property and equipment, net	$14,742	$6,763

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At December 31, 2020, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the years ended December 31, 2020 and 2019 was $3,831 and $3,737, respectively.

5. DUE TO/FROM OFFICER

At December 31, 2020, the balance due to our President and CEO, Rik Deitsch, was $200,837, which is an unsecured demand loan that bears interest at 4%. During the year ended December 31, 2020, we advanced $22,150 to and collected $254,000 from Mr. Deitsch and the Companies owned by him. Additionally, accrued interest on the demand loan was $7,675 and is included in the due to officer account. For the year ended December 31, 2020, we recorded a bad debt recovery of $161,500. The Company has fully reserved receivables from companies owned by the Company’s CEO. The reserve was $402,970 as of December 31, 2020, which represents a full valuation allowance for amounts owed by these Companies.

At December 31, 2019, the balance due to our President and CEO, Rik Deitsch, was $122,812, which is an unsecured demand loan that bears interest at 4%. During the year ended December 31, 2019, we advanced $134,015 to and collected $5,000 from Mr. Deitsch and the Companies owned by him. Additionally, accrued interest on the demand loan was $6,330 and is included in the due to officer account. For the year ended December 31, 2019, we recorded a bad debt expense of $59,000. The Company has fully reserved receivables from companies owned by the Company’s CEO. The reserve was $564,470 as of December 31, 2019, which represents a full valuation allowance for amounts owed by these Companies.

6. DEBTS

Debts consist of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Note payable– Related Party (1)	$-	$14,400
Notes payable – Unrelated third parties (Net of discount of $1,500 and $8,921, respectively) (2)	1,346,057	1,385,163
Convertible notes payable – Unrelated third parties (Net of discount of $101,448 and $17,370, respectively) (3)	1,276,902	872,256
Convertible notes payable, at fair value (Net of discount of $0 and $22,344, respectively) (4)	1,832,439	5,814,047
Other advances from an unrelated third party (5)	225,000	175,000
SBA notes payable(6)	214,795	-
Ending balances	4,895,193	8,260,866
Less: Long-term portion-Convertible Notes payable-Unrelated third parties	(48,477)	(907,912)
Less: Long-term portion- SBA notes payable	(204,070)	-
Current portion	$4,642,646	$7,352,954

(1)	During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. At December 31, 2020 and 2019, we owed this director accrued interest of $179,522 and $159,555. The interest expense for the years ended December 31, 2020 and 2019 was $19,967 and $17,747.

In December 2017, we issued a promissory note to a related party in the amount of $12,000 with original issuance discount of $2,000. The note was amended in December 2018 with original issuance discount of $2,400 and was due in twelve months from the execution and funding of the note. The Note of $14,400 was paid in full in cash during June 2020. In addition, we issued 5,000,000 shares due to the default on repayment of the note. The shares were valued at fair value of $3,000(See Note 7). At December 31, 2020 and 2019, the principal balance of the loan is $0 and $14,400, respectively.

(2)	At December 31, 2020 and 2019, the balance of $1,346,057 and $1,385,163 net of discount of $1,500 and $8,921, respectively, consisted of the following loans:

●

In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The Notes carry interest at 12% annually and were originally due on the date that was six-months from the execution and funding of the note. At December 31, 2018, we owed principal balance of $192,974, and accrued interest of $40,033. The principal balance of $101,818 and accrued interest of $21,023 were settled on February 15, 2019 for $104,000 with scheduled payments through May 1, 2020. During the first quarter of 2020, the settlement was amended to $88,500. We recorded a gain on settlement of debt in other income for $15,500 and $18,841 during the years ended December 31, 2020 and 2019, respectively. The Company repaid $13,500 and $75,000 during the years ended December 31, 2019 and 2020 to pay the settlement balance of $88,500 in full. At December 31, 2020 and 2019, we owed principal balance of $91,156 and 160,633, respectively, and accrued interest of $40,917 and $50,971, respectively. The remaining principal balance of $91,156 and accrued interest of $40,917 is being disputed in court and negotiation for settlement. (See Note 13).

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. We signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). We repaid $25,000 during the three months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013 the debt of $281,772 reverted back to LPR.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge, and it is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At December 31, 2020 and 2019, the accrued interest is $4,769 and $3,755.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At December 31, 2020 and 2019, the outstanding principal balance is $50,000 and accrued interest is $62,167 and $49,967.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At December 31, 2020 and 2019, the outstanding principal balance is $50,000 and accrued interest is $55,367 and $43,166.

●	A promissory note originally issued to an unrelated third party in August 2016 was restated in the amount of $282,983 bearing monthly interest at a rate of 2.0% and was due June 17, 2019. In connection with this restated note, we issued 10,000,000 shares of our restricted common stock (See Note 7). We recorded a debt discount in the amount of $3,945 to reflect the value of the common stock as a reduction to the carrying amount of the debt and a corresponding increase to common stock and additional paid-in capital. Amortization for this debt discount was fully amortized during the years ended December 31, 2019 and 2018 for $3,616 and $329, respectively. During September 2019, the note of $282,983 plus accrued interest amended in December 2018 was restated. The restated principal balance of $333,543 were due September 2020. In connection with this restated note, we issued 20,000,000 shares of our common stock. During September 2020, we issued a total of 10,000,000 restricted shares due to the default on repayments. The shares were valued at fair value of $6,000 (See Note 7).The common stock was valued at $5,895(See Note 7) and recorded as a debt discount that was amortized over the life of the note. Amortization for this debt discount for the years ended December 31, 2020 and 2019 was $4,421 and $1,474 and debt discount at December 31, 2020 and 2019 is $0 and $4,421. The Note is in default and negotiation of settlement. At December 31, 2020 and 2019, the principal balance is $333,543, and the accrued interest is $106,511 and $25,127, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In March 2018, $15,000 of the principal balance of the note was assigned to an unrelated third party and is in negotiation of settlement. In January 2019, the remaining principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). At December 31, 2020 and 2019, the principal balance outstanding is $15,000 and the accrued interest is $1,371.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2020 and 2019, the accrued interest is $51,667 and $39,466, respectively.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2020 and 2019, the accrued interest is $4,483 and $3,212, respectively.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively, with the monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. The Company repaid a total of $34,976, $42,698, and $44,478 during 2018, 2019 and 2020, respectively. At December 31, 2020 and 2019, the principal balance is $48,250 and $92,728, respectively. The portion of settlement of $130,401 was repaid in full in April 2021. The remaining balance of $33,874 is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2020 and 2019, the principal balance of the note is $50,000.

●	During September 2018 and 2019, a promissory note originally issued to an unrelated third party in September 2017 was amended in the amount of $36,000 including original issuance discount of $6,000 each due in September 2019 and 2020. The Note was further restated in September 2020. The restated principal balance was $33,000 with the original issuance discount of $3,000 and was due March 2021. The original issue discount is amortized over the term of the loan. Debt discounts have been fully amortized during 2019 for $7,500 for the restated Notes in September 2018 and 2019. Repayments of $7,000, $5,000, and $6,500 have been made during 2018, 2019, and 2020, respectively. The Note is under personal guarantee by Mr. Deitsch. At December 31, 2020 and 2019, the principal balance of the note is $29,500 and $30,000, net of debt discount of $1,500 and $4,500, respectively. During March 2021, the remaining balance of $30,000 was sold to an unrelated third party in the form of a convertible note at a fixed conversion price of $0.01 per share. The new note carries interest at 12% with scheduled monthly payments of $1,000 beginning in April 2021 through March 2024.

●	During November 2018, a promissory note originally issued to an unrelated third party in October 2017 was restated in the amount of $60,000 including original issuance discount of $10,000 due May 2019. During July 2019, payment of original issuance discount of $10,000 was made. During September 2019, we issued additional 10,000,000 restricted shares due to the late payment of the original issuance discount of $10,000. The shares were valued at fair value of $4,000. The restated Note in November 2018 and prior notes are all under personal guarantee by Mr. Deitsch. Debt discount and original issuance discount have been fully amortized during 2019 for $8,254. As of December 31, 2019, the amount due is $60,000. During January 2020, the Note of $60,000 and the Note of $76,076 (See Note 6(3)) plus accrued interest of $12,149 were combined and restated at a rate of 2.0% monthly due July 2020. During July 2020, the restated principal balance of $148,225 plus accrued interest of $18,701 was further restated. The new principal balance of $166,926 carries interest at a rate of 2.0% monthly and was due January 2021. At December 31, 2020, the restated principal balance and accrued interest was $166,926 and $18,917. The principal balance plus accrued interest was further restated in February 2021 and was due in August 2021(See Note 13). The note is in default and in negotiation of settlement.

●

In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. During March 2020, $50,000 of the Note was settled for 125,000,000 shares with a fair value of $87,500. We recorded a loss on settlement in other expense for $37,500 (See Note 7). An additional 36,000,000 shares were issued to satisfy the default provision of the original note and 10,000,000 shares were issued along with the restatement. The total fair value of issued stock was $32,200. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. The $84,000 due in September 2020 is in default and negotiation of further settlement. At December 31, 2020 and 2019, the principal balance of the loan is $84,000 and $120,000, respectively.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note is in default and in negotiation of settlement. The note was due in six months from the execution and funding of the note. At December 31, 2020 and 2019, the principal balance of the note is $18,000 and the accrued interest is $2,000.

(3)	At December 31, 2020 and 2019, the balance of $1,276,902 and $872,256 net of discount of $101,448 and $17,370, respectively, consisted of the following convertible loans:

●	On March 19, 2014, we issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. The first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014. The notes carry interest at 8% and were due on March 19, 2018. During 2018, repayment of $3,000 was made. At December 31, 2018, the principal balance of the note is $27,000 and the accrued interest is $11,412. The two outstanding Notes were settled in connection with issuance of the convertible note in the amount of up to $1,000,000 in February 2019 (See Note 6(4)), as a result, we recorded a gain on settlement of debt in other income for $38,412.

●	During August 2018, a promissory note originally issued to an unrelated third party in July 2016 was restated in the amount of $76,076 bearing monthly interest at a rate of 2.5% and was due February 2019. The debt discount from 2018 has been fully amortized with the remaining $950 amortized during the three months ended March 31, 2019. The note is under personal guarantee by Mr. Deitsch. At December 31, 2019, the convertible note payable and accrued interest was recorded at $76,076 and $12,150, respectively. During January 2020, this Note and the Note of $60,000 amended in November 2018(See Note 6(2)) were combined and restated. The principal balance plus accrued interest was further restated in July 2020 and February 2021 and is due in August 2021.

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000 and a conversion option. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At December 31, 2020 and 2019, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to the 20 unrelated third parties for a total of $618,250 with original issue discount of $62,950. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. The total discount of $255,655 and original issuance discount of $62,950 have been fully amortized during 2019 for $28,421.

During February 2019, we issued convertible notes payable of $70,000 with original issuance discount of $5,000. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price of $0.0005 per share. During December 2019, $22,000 of the Note was amended to extend the maturity date to June 2020. In connection with the issuance and restatements of the notes, the Company granted the following warrants at an exercise price of $0.001 per share. The warrants were valued using the Black-Scholes method and recorded as a debt discount that was amortized over the life of the notes. During August 2020, the convertible promissory notes of $38,500 was amended to add additional original issuance discount (OID) of $7,550 due February 2021. During October 2020, a convertible promissory note of $16,500 was amended to add additional OID of $1,650 due April 2021.The Noteholders have the right to convert the note into shares of Common Stock at a conversion price of $0.0005. In connection with the issuance of amended convertible notes, the Company granted the following warrants at an exercise price of $0.001 per share. The warrants were valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $123,900 on December 31, 2020 (See Note 8). The debt discounts associated with the warrants in August was for $38,500. The debt discounts associated with the warrants in October was for $16,500. The debt discounts are amortized over the life of the notes.

Month of Issuance	Number of Warrants	Fair Value of Warrants Recorded as Debt Discount	Month of Expiration
February, 2019	110,000,000	$8,147	August, 2019
December, 2019	44,000,000	$7,370	August, 2020
August, 2020	92,100,000	$38,500	August, 2021
October, 2020	36,300,000	$16,500	October, 2022

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

Amortization for the year ended December 31, 2019 was $55,222. At December 31, 2019, the principal balance of the notes, net of discount of $17,370 was $736,180. The remaining debt discount of $17,370 has been fully amortized during the fiscal year 2020. Two of the above mentioned convertible notes payable for a total of $19,500 were settled in full in March and April 2021(See Note 13).

During the year ended December 31, 2020, we issued convertible notes payable of $555,600 with original issuance discount of $53,600. $287,400 of these notes were due in a year, and $268,200 of the Notes are due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0002 to 0.0008 per share. During July 2020, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $22,000 originated in December 2019. The shares were valued at fair value of $700 (See Note 7). In addition, in connection with the issuance of two of the above mentioned convertible notes of $57,500 with original issuance discount of $7,500 due in one year, the Company granted the 71,875,000 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The debt discounts associated with the warrants and OID for $50,000 and $7,500, respectively, are amortized over the life of the notes. Amortization for the year ended December 31, 2020 was $83,720. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $65,634 using the Black-Scholes method on December 31, 2020 (See Note 8).

At the date of this report, $1,121,700 of the above mentioned convertible notes payable are in default and in negotiation of settlement. At December 31, 2020, the principal balance of the notes, net of discount of $101,448 is $1,276,902.

(4)	At December 31, 2020 and 2019, the balance of $1,832,439 and $5,814,047 net of discount of $0 and $22,344, respectively, consisted of the following convertible loans:

●	The remaining balance of $20,000 of a Convertible Note of $120,000 originated in March 2016 is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. At December 31, 2020 and 2019, the convertible notes payable with principal balance of $20,000, at fair value, were recorded at $69,433 and $56,373, respectively.

●

During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note was due on May 4, 2018. The Note holder has the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. We have accrued interest at default interest rate of 20% after the note’s maturity date. After prior conversions, during December 2019, the principal balance of $16,752 with accrued interest of $3,232 previously assigned and sold to a third party in February 2018 was settled as part of issuances of 800,000,000 shares of common stocks (See Note 7). At December 31, 2020 and 2019, the remaining principal of $12,629 plus accrued interest of $12,308 and $9,782, respectively, at fair value, was recorded at $49,875 and $62,253, respectively. The remaining principal balance of the Note is in default.

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

The new note of $49,819 carries interest at 8% and was due on February 13, 2019, unless previously converted into shares of restricted common stock. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. The conversion discount was further decreased to fifty percent due to the default on the Note. During September 2018, the Noteholder made a conversion of 52,244,433 shares of our restricted common stock with a fair value of $37,011 in satisfaction of principal balance of $15,000 and accrued interest in full. At December 31, 2019, the convertible note payable with principal balance of $38,301, at fair value, was recorded at $246,819.

●	During February 2018, we issued a convertible debenture in the amount of $200,000 to an unrelated third party. The note carries interest at 8% and was due in February 2019, unless previously converted into shares of restricted common stock. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $1,646,242. At December 31, 2019, the convertible note payable with principal balance of $220,000, at fair value, was recorded at $1,412,175. The note carries additional $200,000 “Back-end Note” ($100,000 each) with the same terms as the original note.

●	During April 2018, $65,000 of one of the $100,000 Back-end Note was funded. The note carries interest at 8% and was due in February 2019, unless previously converted into shares of restricted common stock. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $110,700. At December 31, 2019, the convertible note payable with principal balance of $71,500, at fair value, was recorded at $458,957.

●	During March 2018, we issued a convertible debenture in the amount of $60,000 to an unrelated third party. The note carries interest at 8% and was due in March 2019, unless previously converted into shares of restricted common stock. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $48,418. At December 31, 2019, the convertible note payable with principal balance of $66,000, at fair value, was recorded at $417,576. The note carries an additional “Back-end Note” with the same terms as the original note that enables the lender to lend to us another $60,000.

●	During June 2018, the $60,000 Back-end Note was funded. The note carries interest at 8% and was due in March 2019, unless previously converted into shares of restricted common stock. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $68,067. At December 31, 2019, the convertible note payable with principal balance of $66,000, at fair value, was recorded at $417,577.

●	During May 2018, we issued a convertible debenture in the amount of $60,000 to an unrelated third party. The note carries interest at 8% and was due in May 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $59,257. At December 31, 2019, the convertible note payable with principal balance of $60,000, at fair value, was recorded at $369,372.

●	During August 2018, we issued a convertible debenture in the amount of $31,500 to an unrelated third party. The note carries interest at 8% and was due in August 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five trading days including the date of receipt of conversion notice. The conversion discount was further decreased to fifty percent due to the default on the Note. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $23,794. At December 31, 2019, the convertible note payable with principal balance of $31,500, at fair value, was recorded at $183,565.

All of the above convertible notes with principal balance of a total of $511,319 as of December 31, 2019, plus the additional principal increases due to the default terms, were settled in October 2020. During September 2020, the Note holder received a total of 107,133,333 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,140. During October 2020, the Note holder received a total of 107,817,770 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,345 (See Note 7). During October 2020, the Note holder sold the remaining debt principal value as of October 22, 2020 of $509,301 and accrued interest of $234,417 for $250,000 to a non-related party. Based on the conversion methodology, the debt was valued at $1,859,294 prior to conversion, and the Company recorded a gain on settlement of $1,609,294, which is recorded within gain (loss) on settlement of debt, net, within the statement of operations.

	Number of	Fair Value of
Date	shares converted	Debt Converted
9/21/2020	107,133,333	$171,413
10/5/2020	107,817,770	$64,691

●	The new note of $250,000 carries interest at 8%. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $286,969. At December 31, 2020, the convertible note payable with principal balance of $250,000, at fair value, was recorded at $521,370.

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party. The note carries interest at 8% and was due in July 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at fifty five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $46,734. At December 31, 2020 and 2019, the convertible note payable, at fair value, was recorded at $146,232 and $180,176.

●	During August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. The note carries interest at 8% and was due in August 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at fifty five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $17,829. At December 31, 2020 and 2019, the convertible note payable, at fair value, was recorded at $57,524 and $70,635.

●	During January 2019, the principal balance of $60,000 from a promissory note of $75,000 originated in September 2016 (See Note 6(2)) and accrued interest of $15,900 was restated in the form of a Convertible Note. The new note of $75,900 was due in one year from the restatement of the note. The Noteholder has the right to convert the note into shares of Common Stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $75,900. During November 2020, the Note holder assigned $20,000 of the $75,900 convertible note restated in January 2019 to a third party. The third party subsequently received a total of 100,000,000 shares of our restricted common stock in satisfaction the $20,000 of the Note with a fair value of $140,000.

At December 31, 2020 and 2019, the convertible note payable of $55,900 and $75,900, at fair value, was recorded at $129,832 and $253,000. The note was due January 2021. The Note is in default and negotiation of settlement.

●	During February 2019, we issued a convertible promissory note to an unrelated third party in the amount up to $1,000,000 paid upon tranches. The note is due two years from the execution and funding of the note per tranche. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. The eight total tranches of the Note in the amount of $372,374 and $20,199 have been funded during 2019 and 2020, respectively. In connection with issuance of the convertible note, the Noteholder agreed to eliminate two outstanding Notes of $27,000 and the accrued interest of $11,412 that were held by the Noteholder’s defunct entities. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $610,210. During May and June 2019, the Note holder made conversions of a total of 750,000,000 shares of stock satisfying the principal balance of $100,000 for a fair value of $275,000 (See Note 7). Proceeds in the amount of $86,520 have been funded subsequent to December 31, 2020. During January 2020 through February 2020, the Note holder received a total of 500,000,000 shares of our restricted common stock in satisfaction the $175,000 of the Note with a fair value of $425,000. During February through June 2021, the Note holder received a total of 240,350,000 shares of our restricted common stock in satisfaction the $120,175 of the Note with a fair value of $2,344,399. The remaining balance of $83,917 is due June 2023. At December 31, 2020 and 2019, the convertible note payable with principal balance of $117,572 and $272,374, at fair value, was recorded at $282,173 and $907,912.

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note (See Note 7). The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $240,000. Amortization for the debt discount for the years ended December 31, 2020 and 2019 was $22,344 and $22,344, respectively. At December 31, 2020 and 2019, the debt discount is $0 and $22,344. The convertible note payable, at fair value, was recorded at $576,000 and $800,000 at December 31, 2020 and 2019. The Note is in default and negotiation of settlement.

(5)	At December 31, 2020 and 2019, the balance of $225,000 and $175,000, respectively, consisted of the following advances received from a third party: During the periods from May 2019 through December 2019, the Company received a total of $175,000 in deposits from a third party in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold pending the outcome of the lawsuit with the Securities and Exchange Commission (see Note 12). During February and May 2020, the Company received an additional total of $50,000 in deposits from this third party in connection with a Joint Venture proposal.

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

During April and June 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”) considering the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due 24 months from the date of the SBA Loan Agreement in the amount of $731. The balance of principal and interest is payable over a 360-month period from the date of the SBA Loan Agreement. In connection therewith, the Company received a $5,000 advance, which does not have to be repaid. We recorded it as other income during the year ended December 31, 2020. The SBA requires that the Company collateralize the loan to the maximum extent up to the loan amount. If business fixed assets do not “fully secure” the loan the lender may include trading assets (using 10% of current book value for the calculation), and must take available equity in the personal real estate (residential and investment) of the principals as collateral.

At December 31, 2020, the future minimum principal payments for the above mentioned PPP and EIDL loans are as follows:

Years	Amount
2021	$10,725
2022	56,290
2023	3,283
2024	3,408
2025	3,538
Thereafter	137,551
$214,795

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

Common Stock Issued for Conversion of Convertible Debt

During May and June 2019, the Note holder made conversions of a total of 750,000,000 shares of stock for a fair value of $275,000 satisfying the principal balance of $100,000 of a Note originated in February 2019 in the amount of up to $1,000,000 (See Note 6).

	Number of	Fair Value of
Date	shares converted	Debt Converted
5/6/2019	250,000,000	$75,000
5/31/2019	250,000,000	$100,000
6/6/2019	250,000,000	$100,000

During January 2020 through February 2020, the Note holder made conversions of a total of 500,000,000 shares of our restricted common stock satisfying the principal balance of $175,000 of a Note originated in February 2019.

	Number of	Fair Value of
Date	shares converted	Debt Converted
1/21/2020	250,000,000	$150,000
2/18/2020	250,000,000	$275,000

During February through August 2018, we issued seven convertible promissory notes to an unrelated third party due one year from the execution dates. The principal balance of these Notes prior to the following conversions was $511,319. During September 2020, the Note holder received a total of 107,133,333 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,140. During October 2020, the Note holder received a total of 107,817,770 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,345.

	Number of	Fair Value of
Date	shares converted	Debt Converted
9/21/2020	107,133,333	$171,413
10/5/2020	107,817,770	$64,691

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

During January 2020, we issued a total of 75,000,000 shares to a Note holder due to the default on repayment of the promissory notes. The shares were valued at fair value of $45,000.

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

Common Stock Issued for Services

During June 2018, the Company signed an agreement with a consultant for investor relation services for twelve months. In connection with the agreement, 100,000,000 shares of the Company’s restricted common stocks were issued. The shares were valued at $0.0012 per share. The Company recorded an equity compensation charge of $50,000 during the year ended December 31, 2019.

During April 2019, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 120,000,000 shares of our restricted common stock were issued. The shares were valued at $24,000. During June 2019, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 15,000,000 shares of our restricted common stock were issued. The shares were valued at $6,000. The Company recorded an equity compensation charge of $8,500 and $21,500 during the years ended December 31, 2020 and 2019.

8. STOCK WARRANTS

Common Stock Warrants

On March 31, 2017, in connection with the issuance of an $80,000 Note, we granted three-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.005 per share. The warrants were valued at their fair value of $0 and $539 using the Black-Scholes method on December 31, 2020 and 2019. The warrants expired on March 30, 2020.

On March 3, 2016, in connection with the issuance of a convertible note, we granted five-year warrants to purchase an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.03 per share. The warrants were valued at their fair value of $9 and $872 using the Black-Scholes method at December 31, 2020 and 2019. The warrants expired on March 3, 2021.

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

Month of Issuance	Number of Warrants	Fair Value of Warrants Recorded as Debt Discount	Month of Expiration

February, 2019	110,000,000	$8,147	August, 2019
December, 2019	44,000,000	$7,370	August, 2020

During August 2020, convertible promissory notes of $38,500 were amended with additional original issuance discount of $7,550 due February 2021. During October 2020, a convertible promissory note of $16,500 was amended with additional OID of $1,650 due April 2021. In connection with the issuance of these amended convertible notes, the Company granted the following warrants at an exercise price of $0.001 per share. The warrants were valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $123,900 using the Black-Scholes method on December 31, 2020 (See Note 7).

		Fair Value of
Month of Issuance	Number of Warrants	Warrants Recorded as Debt Discount	Month of Expiration
August, 2020	92,100,000	$38,500	August, 2021
October, 2020	36,300,000	$16,500	October, 2022

The Company granted the 71,875,000 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance in connection with the issuance of the two convertible notes of $57,500 with original issuance discount of $7,500 due in one year. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The debt discounts associated with the warrants and OID for $50,000 and $7,500, respectively, are amortized over the life of the notes. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $65,634 using the Black-Scholes method on December 31, 2020 (See Note 7).

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the years ended December 31, 2020 and 2019:

	Number Of shares	Weighted average exercise price

Balance December 31, 2018	12,600,000	$0.026
Exercised	-	-
Issued	154,000,000	0.001
Expired	(114,100,000)	0.0027
Balance December 31, 2019	52,500,000	$0.0028
Exercised	-	-
Issued	200,275,000	0.0014
Expired	(50,000,000)	0.0015
Balance December 31, 2020	202,775,000	$0.0017

The following table summarizes information about fixed-price warrants outstanding as of December 31, 2020 and 2019:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2020	$ 0.001-0.03	51,086,612	0.93 years	$0.0017
2019	$ 0.001-0.03	10,187,671	0.62 years	$0.0028

At December 31, 2020, the aggregate intrinsic value of all warrants outstanding and expected to vest was $25,680. The intrinsic value of warrant share is the difference between the fair value of our restricted common stock and the exercise price of such warrant share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money warrants had they exercised their warrants on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on $0.0012, the closing stock price of our restricted common stock on December 31, 2020. There were 128,400,000 in-the-money warrants at December 31, 2020.

9. INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2020 and 2019, (computed by the following blended rate), are approximately as follows.

	2020	2019
Tax Rate Reconciliation:
Federal tax rate	21.00%	21.00%
Add: State taxes	5.50%	5.50%
Permanent difference	-1.15%	-1.15%
Valuation allowance	-25.35%	-25.35%
Tax rate	-	-

	December 31,
	2020	2019
Computed “expected” tax expense (benefit) - Federal	$(161,529)	(1,384,203)
Computed “expected” tax expense (benefit) - State	(33,421)	(286,398)
Permanent differences	(145,667)	1,313,998
Change in valuation allowance	340,617	356,603
Provision for income taxes	$-	$-

F-28

	2020	2019
Net deferred income tax assets:
Reserve for prepaid inventory	$23,573	$18,174
Accrued salary	362,356	316,659
Reserve(recovery) for receivables from officer	(25,979)	14,954
Net operating loss carryforwards	9,729,342	9,398,889
Valuation allowance	(10,089,292)	(9,748,676)
Net deferred income tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have provided a valuation allowance to fully reserve such assets. The valuation allowances increased by $340,617 and $356,603 for the years ended December 31, 2020 and 2019.

As of December 31, 2020, the Company has net operating loss of approximately $38.4 million as of December 31, 2020, of which $3.0 million were incurred after December 31, 2017 that are available to offset future taxable income with no expiration date. The remaining approximately $35.4 million of net operating losses expire between 2024 and 2037.

The Company’s 2017 through 2020 tax returns are subject to examination by the Internal Revenue Services and various state authorities.

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2020	2019
Accrued consulting fees	$166,900	$161,550
Accrued settlement expenses	35,000	35,000
Accrued payroll taxes	215,581	167,906
Accrued interest	351,830	231,186
Accrued others	11,121	16,905
Total	$780,432	$612,547

11. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	December 31, 2020	December 31, 2019
Supplier advances for future purchases	$246,162	$224,859
Reserve for supplier advances	(246,162)	(224,859)
Net supplier advances	-	-
Prepaid professional fees	10,000	8,650
Deferred stock compensation	-	8,500
Total	$10,000	$17,150

We performed an evaluation of our inventory and related accounts at December 31, 2020 and 2019, and increased the reserve on supplier advances for future venom purchases by $21,303 and $23,948, respectively. At December 31, 2020 and 2019, the total valuation allowance for prepaid venom is $246,162 and $224,859, respectively.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2016, we entered into a three-year operating lease for monthly payments of approximately $3,200 which expired in February 2019. We continued the lease on a month-to-month basis until May 2020 when it was terminated.

ReceptoPharm leases a lab and renewed its operating lease agreement for five years beginning August 1, 2017 for monthly payments of approximately $6,900 with a 5% increase each year.

	December 31,	December 31,
	2020	2019
Lease cost
Operating lease cost	$89,021	$89,021
Short-term lease cost	18,698	45,026
Total lease cost	$107,719	$134,047

Balance sheet information
Operating ROU Assets	$144,010	$207,530

Operating lease obligations, current portion	82,873	73,278
Operating lease obligations, non-current portion	60,447	143,322
Total operating lease obligations	$143,320	$216,600

Weighted average remaining lease term (in years) – operating leases	1.67	2.67
Weighted average discount rate-operating leases	8%	8%

Supplemental cash flow information related to leases were as follows, for the years ended December 31, 2020 and 2019:

Cash paid for amounts included in the measurement of operating lease liabilities	$98,780	$79,950

Future minimum payments under these lease agreements are as follows:

December 31,	Total
2021	91,379
2022	62,274
Total future lease payments	$153,653
Less imputed interest	10,333
Total	$143,320

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of December 31, 2020. We have accrued the $142,500 in accrued expense and equity compensation.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of December 31, 2020 and 2019, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

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

Get Credit Healthy, Inc. v. Nutra Pharma Corp. and Rik Deitsch, Case No. CACE 18-017055

On August 1, 2018, Get Credit Healthy, Inc. filed a lawsuit against the Company and Rik Deitsch (collectively the “Defendants”) in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-017055) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. Counsel for Get Credit Healthy, Inc. requested an early mediation conference in an attempt to resolve our dispute. We agreed to this request, and mediation took place on February 15, 2019. The lawsuit was settled on February 15, 2019 for $104,000 and amended for $88,500 in first quarter of 2020 with scheduled payments. The repayments were made in full as of November 2020 (See Note 6).

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At December 31, 2020, we owed principal balance of $91,156 and accrued interest of $40,917 (See Note 6) if the defenses and our new claims are deemed to be of no merit.

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

13. SUBSEQUENT EVENTS

Convertible Notes Payable

Pursuant to the Note agreement in the amount up to $1,000,000 signed in February 2019, the proceeds in the amount of $392,573 have been funded as of December 31, 2020. Proceeds in the amount of $86,520 have been funded subsequent to December 31, 2020. During February through June 2021, the Note holder received a total of 240,350,000 shares of our restricted common stock in satisfaction the $120,175 of the Note with a fair value of $2,344,399. The remaining balance of $83,917 is due June 2023.

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

During July and August 2021, we issued convertible promissory notes to the unrelated third parties for a total of $415,150 with original issuance discount of $54,150. The Noteholders have the right to convert the note into shares of Common Stock at a conversion price of $0.002 per share. The notes are due one year from the execution and funding of the notes.

Restatement of Promissory Notes

During July 2020, the restated Note of $148,225 plus accrued interest of $18,701 was further restated. The new principal balance was $166,926 that carries interest at a rate of 2.0% monthly and was due January 2021. During February 2021, we issued 29,072,500 shares of common stock to satisfy the accrued interest of $23,258 with fair value of $343,056. The settlement of accrued interest resulted in a loss on settlement of debt in other income for $319,798. The principal balance of $166,926 was further restated. The restated balance is $183,619 with an original issuance discount of $16,693 and was due August 2021. The note is in default and negotiation of settlement.

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

On August 5, 2021, we purchased a convertible note from an unrelated third party for a total of $55,000 with original issuance discount of $5,000. The note is convertible into common shares for $0.01 per common share and mature on August 5, 2022.

