Form 10-Q
period 2021-06-30
NUTRA PHARMA CORP
filed 2021-09-24
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

As of September 24, 2021, there were 7,277,619,714 shares of common stock and 3,000,000 shares of Series A preferred stock issued and outstanding.

2

Nutra Pharma Corp (“Nutra Pharma”) and its wholly owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics Inc. are referred to herein as “we”, “our” or “us” (ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Quarterly Report on Form 10–Q for the period ending June 30, 2021, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward–looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward–looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$50,480	$-
Accounts receivable	37,886	37,080
Inventory, current portion	34,003	5,271
Other receivable	3,000	3,000
Convertible notes receivable	158,215	-
Prepaid expenses and other current assets	80,205	10,000
Total current assets	363,789	55,351

Inventory, less current portion	98,880	78,880
Property and equipment, net	41,521	14,742
Operating lease right-of-use assets	136,651	144,010
Security deposit	8,803	8,803
Total assets	$649,644	$301,786

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$538,468	$599,428
Accrued expenses	775,794	780,432
Accrued payroll due to officers	1,506,693	1,429,693
Accrued interest to related parties	148,899	179,522
Due to officer	192,378	200,837
Derivative liabilities	27,049,924	3,567,176
Other debt, net of discount, current portion	8,373,894	4,631,921
SBA notes payable, current portion	66,357	10,725
Operating lease obligations, current portion	73,632	82,873
Total current liabilities	38,726,039	11,482,607
Convertible note, less current portion	979,654	48,477
SBA notes payable, less current portion	148,438	204,070
Operating lease obligations, less current portion	39,611	60,447
Total liabilities	39,893,742	11,795,601

Commitments and Contingencies

Stockholders’ deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized: 3,000,000 Series A Preferred shares issued and outstanding at June 30, 2021 and December 31, 2020	3,000	3,000
Common stock, $0.001 par value, 8,000,000,000 shares authorized: 7,267,619,714 and 6,955,197,214 shares issued and outstanding at June 30, 2021 and December 31, 2020	7,267,620	6,955,197
Additional paid-in capital	52,816,687	50,181,456
Accumulated deficit	(99,331,405)	(68,633,468)
Total stockholders’ deficit	(39,244,098)	(11,493,815)
Total liabilities and stockholders’ deficit	$649,644	$301,786

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Net sales	$30,459	$6,240	$52,482	$23,356
Cost of sales	(9,006)	(3,685)	(14,640)	(8,964)
Gross profit	21,453	2,555	37,842	14,392

Operating expenses:
Selling, general and administrative - including stock based compensation of $1,445 and $1,000 for the three months ended June 30, 2021 and 2020, and $1,445 and $8,500 for the six months ended June 30, 2021 and 2020, respectively	440,165	232,427	944,757	470,868
Bad debt expense (recovery) -related party	20,000	(31,000)	73,000	(70,500)
Total operating expenses	460,165	201,427	1,017,757	400,368
Loss from operations	(438,712)	(198,872)	(979,915)	(385,976)

Other income (expenses)
Other income	1,715	5,000	1,715	5,000
Interest expense	(103,970)	(78,238)	(215,310)	(147,111)
Interest expense to related parties	(4,432)	(4,914)	(9,377)	(9,635)
Change in fair value of convertible notes and derivatives	3,918,817	(1,226,465)	(28,958,053)	1,316,477
Stock issued for loan modification	-	(3,000)	(107,500)	(80,200)
Loss on settlement of debt and accrued expense, net	(11,200)	-	(429,497)	(22,000)
Total other income (expenses)	3,800,930	(1,307,617)	(29,718,022)	1,062,531
Loss before income taxes	3,362,218	(1,506,489)	(30,697,937)	676,555
Provision for income taxes	-	-	-	-
Net income (loss)	$3,362,218	$(1,506,489)	$(30,697,937)	$676,555

Net income (loss) per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$0.00

Weighted average number of shares outstanding during the period - basic	7,248,545,868	6,623,845,012	7,156,417,062	6,448,086,770

Weighted average number of shares outstanding during the period - diluted	11,761,879,558	6,623,845,012	7,156,417,062	12,971,980,061

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months ended June 30, 2021 and 2020

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -March 31, 2021	3,000,000	$3,000	7,225,349,714	$7,225,350	$52,566,971	$(102,693,623)	$(42,898,303)

Issuance of common stock in exchange for services to consultants	-	-	5,000,000	5,000	28,000	-	33,000
Common stock issued for conversion of debt	-	-	35,270,000	35,270	208,517	-	243,787
Common stock issued for settlement of debt	-	-	2,000,000	2,000	13,199	-	15,200
Net income						3,362,218	3,362,218
Balance -June 30, 2021	3,000,000	$3,000	7,267,619,714	$7,267,620	$52,816,687	$(99,331,405)	$(39,244,098)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -March 31, 2020	3,000,000	$3,000	6,622,746,111	$6,622,746	$50,127,203	$(65,681,240)	$(8,928,291)

Common stock issued for debt modification and penalty	-	-	5,000,000	5,000	(2,000)	-	3,000
Net loss						(1,506,489)	(1,506,489)
Balance -June 30, 2020	3,000,000	$3,000	6,627,746,111	$6,627,746	$50,125,203	$(67,187,729)	$(10,431,780)

See the accompanying notes to the unaudited condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months ended June 30, 2021 and 2020

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2020	3,000,000	$3,000	6,955,197,214	$6,955,197	$50,181,456	$(68,633,468)	$(11,493,815)

Issuance of common stock in exchange for services to consultants	-	-	5,000,000	5,000	28,000	-	33,000
Common stock issued for debt modification and penalty	-	-	25,000,000	25,000	82,500	-	107,500
Common stock issued for conversion of debt	-	-	240,350,000	240,350	2,104,049	-	2,344,399
Common stock issued for settlement of debt	-	-	42,072,500	42,073	420,682	-	462,755
Net loss						(30,697,937)	(30,697,937)
Balance -June 30, 2021	3,000,000	$3,000	7,267,619,714	$7,267,620	$52,816,687	$(99,331,405)	$(39,244,098)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2019	3,000,000	$3,000	5,876,746,111	$5,876,746	$50,283,503	$(67,864,284)	$(11,701,035)

Common stock issued for debt modification and penalty	-	-	126,000,000	126,000	(45,800)	-	80,200
Common stock issued for conversion of debt	-	-	500,000,000	500,000	(75,000)	-	425,000
Common stock issued for settlement of debt	-	-	125,000,000	125,000	(37,500)	-	87,500
Net income						676,555	676,555
Balance -June 30, 2020	3,000,000	$3,000	6,627,746,111	$6,627,746	$50,125,203	$(67,187,729)	$(10,431,780)

See the accompanying notes to the unaudited condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net (loss) income	$(30,697,937)	$676,555
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Bad debt expense (recovery) - related party	73,000	(70,500)
Accrued interest expense for amount due to officer	3,891	3,654
Loss on settlement of debt and accrued expense	429,497	22,000
Depreciation	3,385	1,424
Stock-based compensation	1,445	8,500
Stock-based loan modification cost	107,500	80,200
Amortization of convertible notes receivable discount	(1,715)	-
Change in fair value of convertible notes and derivatives	28,958,053	(1,316,477)
Amortization of loan discount	137,881	58,829
Amortization of operating lease right-of-use assets	11,461	39,296
Changes in operating assets and liabilities:
Increase in accounts receivable	(807)	(1,581)
Increase in other receivable	(6,000)	-
Increase in inventory	(48,732)	(11,584)
Decrease (increase) in prepaid expenses and other current assets	(38,650)	132
Decrease in accounts payable	(60,960)	(39,827)
Increase in accrued expenses	18,621	97,458
Increase in accrued payroll due to officers	77,000	89,300
Increase (decrease) in accrued interest to related parties	(30,623)	9,635
Decrease in operating lease obligations	(34,179)	(35,223)
Net cash used in operating activities	(1,097,869)	(388,209)

Cash flows from investing activities:
Convertible notes receivable advances	(150,500)	-
Acquisition of equipment	(30,164)	-
Net cash used in investing activities:	(180,664)	-

Cash flows from financing activities:
Loans from officer	21,900	152,700
Repayment of officer loans	(107,250)	(15,450)
Repayments of notes payable-related party	-	(14,400)
Proceeds from convertible notes	1,492,560	111,875
Repayment of convertible notes	(62,822)	-
Advances from an unrelated third party	-	50,000
Repayments of other notes payable	(15,375)	(53,441)
Proceeds from SBA notes payable	-	214,795
Net cash provided by financing activities	1,329,013	446,079

Net increase in cash	50,480	57,870

Cash - beginning of period	-	-

Cash - end of period	$50,480	$57,870

Supplemental Cash Flow Information:
Cash paid for interest	$40,000	$-
Cash paid for income taxes	$-	$-
Non Cash Financing and Investing:
Stocks issued in settlement of notes and accrued expenses	$462,756	$87,500
Shares issued for conversion of debt	$2,344,399	$425,000
Increase of right-of-use asset due to lease renewal	$4,102	$-
Increase of operating lease liabilities due to lease renewal	$4,102	$-
Reclassification of accrued interest to debt	$-	$12,150
Reclassification of rental receivable to convertible notes receivable	$6,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

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

Liquidity and Going Concern

Our Unaudited Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $99,331,405 at June 30, 2021. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $38,362,250 and a stockholders’ deficit of $39,244,098 at June 30, 2021.

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. No allowance for doubtful account is deemed to be required at June 30, 2021 and December 31, 2020.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. We classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of goods sold. We performed an evaluation of our inventory and related accounts at June 30, 2021 and December 31, 2020, and increased the reserve on supplier advances for future venom purchases included in prepaid expenses and other current assets by $0 and $21,303, respectively. At both June 30, 2021 and December 31, 2020, the total valuation allowance for prepaid venom was $246,162.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the three months ended June 30, 2021, there was one customer accounted for 31% of the total revenues. For the three months ended June 30, 2020, there was no customer accounted for more than 10% of the total revenues. For the six months ended June 30, 2021, there was one customer that accounted for 33% of the total revenues. For the six months ended June 30, 2020, there was one customer that accounted for 43% of the total revenues. As of June 30, 2021 and December 31, 2020, 98.5% and 100% of the accounts receivable balance are reserves due from two payment processors.

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

Income Taxes

The Company recorded no income tax expense for the three and six months ended June 30, 2021 and 2020 because the estimated annual effective tax rate was zero. As of June 30, 2021, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic and diluted numerator:

Net income (loss) - basic	$3,362,218	$(1,506,489)	$(30,697,937)	$676,555

Effect of dilutive securities:
Change in fair value of convertible notes	(1,647,754)	-	-	(1,818,618)
Interest on convertible debt	58,330	-	-	16,167
Net income (loss) - diluted	$1,772,794	$(1,506,489)	$(30,697,937)	$(1,125,896)

Basic and diluted denominator:

Weighted-average common shares outstanding - basic	7,248,545,868	6,623,845,012	7,156,417,062	6,448,086,770

Effect of dilutive securities:
Convertible debt	4,513,333,690	-	-	6,523,893,291
Weighted-average common shares outstanding - diluted (1)	11,761,879,558	6,623,845,012	7,156,417,062	12,971,980,061

Net income (loss) per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

(1)	Includes potential common shares that are in excess of authorized shares.

For the three months ended June 30, 2021 and 2020, the following items were not included in the calculation of dilutive loss per share as the effect is anti-dilutive:

	June 30, 2021	June 30, 2020
Options and warrants	-	46,500,000
Convertible notes payable at fair value	-	5,161,486,089
Convertible notes payable	-	1,865,425,000
Total	-	7,073,411,089

For the six months ended June 30, 2021 and 2020, the following items were not included in the calculation of dilutive loss per share as the effect is anti-dilutive:

	June 30, 2021	June 30, 2020
Options and warrants	200,275,000	46,500,000
Convertible notes payable at fair value	774,465,232	-
Convertible notes payable	3,992,826,154	-
Total	4,967,566,386	46,500,000

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

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at June 30, 2021 and December 31, 2020:

	Fair Value Measurements at June 30, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$1,096,554	$-	$-	$1,096,554
Derivative liabilities	$25,953,370	$-	$25,953,370	$-
Convertible notes at fair value	$5,039,868	$-	$-	$5,039,868

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$189,543	$-	$-	$189,543
Derivative liabilities	$3,377,633	$-	$3,377,633	$-
Convertible notes at fair value	$1,832,439	$-	$-	$1,832,439

The following table shows the changes in fair value measurements for the warrant liability using significant unobservable inputs (Level 3) during the six months ended June 30, 2021 and the year ended December 31, 2020:

Description	June 30, 2021	December 31, 2020
Beginning balance	$189,543	$1,411
Purchases, issuances, and settlements	-	143,369
Total loss included in earnings (1)	907,011	44,763
Ending balance	$1,096,554	$189,543

(1)	The gain related to the revaluation of our warrant liability is included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

We valued our warrants using a Dilution-Adjusted Black-Scholes Model. Assumptions used include (1) 0.05% to 0.07% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 240%, (4) zero expected dividends, (5) exercise price set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

We valued derivative liabilities using the number of potential convertible shares for warrants in equity and convertible notes with fixed conversion price that are recorded at amortized cost times the closing stock price of our restricted common stock at June 30, 2021. These derivative liabilities are recorded due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit and the equity environment is tainted, and therefore all convertible debt and options and warrants should be accounted for as liabilities.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at June 30, 2021 and December 31, 2020:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
June 30, 2021	$722,446	8%-10%	20%-24%	N/A	$0.00050-$0.0037	50%-60%	3 to 25 Days
December 31, 2020	$766,101	8%-10%	20%-24%	N/A	$0.00050-$0.00064	50%-60%	3 to 25 Days

Using the stated assumptions summarized in the table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2021 and the year ended December 31, 2020:

Description	June 30, 2021	December 31, 2020
Beginning balance	$1,832,439	$5,814,047
Purchases and issuances	117,000	25,981
Day one loss on value of hybrid instrument (1)	1,973,612	318,174
Loss (gain) from change in fair value (1)	3,501,696	(1,931,927)
Gain on settlement	-	(1,609,294)
Debt discount	-	22,344
Repayments in cash	(40,480)	(5,782)
Conversion to common stock	(2,344,399)	(801,104)
Ending balance	$5,039,868	$1,832,439

(1)	The losses (gains) related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At June 30, 2021 and December 31, 2020, inventories were as follows:

	June 30, 2021	December 31, 2020
Raw Materials	$130,151	$78,880
Finished Goods	2,732	5,271
Total Inventories	132,883	84,151
Less: Long-term inventory	(98,880)	(78,880)
Current portion	$34,003	$5,271

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Computer equipment	$25,120	$25,120
Furniture and fixtures	34,757	34,757
Lab equipment	95,685	65,521
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	258,007	227,843
Less: Accumulated depreciation	(216,486)	(213,101)
Property and equipment, net	$41,521	$14,742

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At June 30, 2021, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the six-months ended June 30, 2021 and 2020 was $3,385 and $1,424, respectively, and for the three-months ended June 30, 2021 and 2020 was $2,012 and $712, respectively.

5. DUE TO/FROM OFFICER

At June 30, 2021, the balance due to our President and CEO, Rik Deitsch, is $192,378, which is an unsecured demand loan that bears interest at 4%. During the six months ended June 30, 2021, we advanced $107,250 to and collected $21,900 from Mr. Deitsch and the companies owned by him. Additionally, accrued interest on the demand loan was $3,891 and is included in the due to officer account. The Company has fully reserved receivables from companies owned by the Company’s CEO. The reserve was $475,970 as of June 30, 2021, which represents a full valuation allowance for amounts owed by these companies. For the six months ended June 30, 2021 and 2020, we recorded a bad debt expense of $73,000 and a bad debt recovery of $70,500, respectively. For the three months ended June 30, 2021 and 2020, we recorded a bad debt expense of $20,000 and a bad debt recovery of $31,000, respectively.

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

6. DEBTS

Debts consist of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Notes payable – Unrelated third parties (Net of discount of $2,780 and $1,500, respectively) (2)	$1,316,094	$1,346,057
Convertible notes payable – Unrelated third parties (Net of discount of $185,315 and $101,448, respectively) (3)	2,772,586	1,276,902
Convertible notes payable, at fair value (4)	5,039,868	1,832,439
Other advances from an unrelated third party (5)	225,000	225,000
SBA notes payable(6)	214,795	214,795
Ending balances	9,568,343	4,895,193
Less: Long-term portion-Convertible Notes payable-Unrelated third parties	(979,654)	(48,477)
Less: Long-term portion- SBA notes payable	(148,438)	(204,070)
Current portion	$8,440,251	$4,642,646

(1)	During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. We repaid $40,000 of the accrued interest during the first and second quarters of 2021. At June 30, 2021 and December 31, 2020, we owed this director accrued interest of $148,899 and $179,522, respectively. The interest expense for the three-months ended June 30, 2021 and 2020 was $4,432 and $4,914, respectively, and for the six-months ended June 30, 2021 and 2020 was $9,377 and $9,635, respectively.

(2)	At June 30, 2021 and December 31, 2020, the balance of $1,316,094 and $1,346,057 net of discount of $2,780 and $1,500, respectively, consisted of the following loans:

●	In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The Notes carry interest at 12% annually and were originally due on the date that was six-months from the execution and funding of the note. The principal balance of $101,818 and accrued interest of $21,023 were settled on February 15, 2019 for $104,000 with scheduled payments through May 1, 2020. During the first quarter of 2020, the settlement was further amended to $88,500. We recorded a gain on settlement of debt in other income for $15,500 during the first quarter of 2020. The settlement balance of $88,500 was repaid in full during November 2020. At June 30, 2021 and December 31, 2020, we owed principal balance of $91,156, and accrued interest of $46,342 and $40,917, respectively. The remaining principal balance of $91,156 and accrued interest of $46,342 is being disputed in court and negotiation for settlement. (See Note 12).

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. We signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). We repaid $25,000 during the six months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013 the debt of $281,772 reverted back to LPR.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge, and it is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At June 30, 2021 and December 31, 2020, the accrued interest is $5,272 and $4,769.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At June 30, 2021 and December 31, 2020, the outstanding principal balance is $50,000 and accrued interest is $68,200 and $62,167.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At June 30, 2021 and December 31, 2020, the outstanding principal balance is $50,000 and accrued interest is $61,400 and $55,367, respectively.

●	A promissory note originally issued to an unrelated third party in August 2016 was restated in September 2019 in the amount of $333,543 bearing monthly interest at a rate of 2.0% and was due September 2020. In connection with this restated note, we issued 20,000,000 shares of our common stock. During September 2020, we issued a total of 10,000,000 restricted shares due to the default on repayments. The shares were valued at fair value of $6,000. The common stock was valued at $5,895 and recorded as a debt discount that was amortized over the life of the note. Amortization for this debt discount was fully amortized at December 31, 2020. The Note is in default and negotiation of settlement. At June 30, 2021 and December 31, 2020, the principal balance is $333,543, and the accrued interest is $146,759 and $106,511, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In March 2018, $15,000 of the principal balance of the note was assigned to an unrelated third party and is in negotiation of settlement. In January 2019, the remaining principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). At June 30, 2021 and December 31, 2020, the principal balance outstanding is $15,000, and the accrued interest is $1,371.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At June 30, 2021 and December 31, 2020, the accrued interest is $57,700 and $51,667, respectively.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At June 30, 2021 and December 31, 2020, the accrued interest is $5,111 and $4,483, respectively.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively, with the monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. The Company repaid a total of $34,976, $42,698, and $44,478 during 2018, 2019 and 2020, respectively. Additionally, repayment of $14,376 was made during the first quarter of 2021. At June 30, 2021 and December 31, 2020, the principal balance is $33,874 and $48,250, respectively. The portion of settlement of $130,401 was repaid in full as of March 31, 2021. The remaining balance of $33,874 is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At June 30, 2021 and December 31, 2020, the principal balance of the note is $50,000.

●	During September 2018 and 2019, a promissory note originally issued to an unrelated third party in September 2017 was amended in the amount of $36,000 including original issuance discount of $6,000 each due in September 2019 and 2020. The Note was further restated in September 2020. The restated principal balance was $33,000 with the original issuance discount of $3,000 and was due March 2021. The original issue discount is amortized over the term of the loan. Repayments of $7,000, $5,000, and $6,500 have been made during 2018, 2019, and 2020, respectively. Additionally, repayment of $1,000 was made during the first quarter of 2021. The Note is under personal guarantee by Mr. Deitsch. At December 31, 2020, the principal balance of the note is $29,500 net of debt discount of $1,500. The remaining debt discount of $1,500 was fully amortized as of March 2021. During March 2021, the remaining balance of $30,000 was sold to an unrelated third party in the form of a convertible note at a fixed conversion price of $0.01 per share (See Note 6(3)). The new note carries interest at 12% with scheduled monthly payments of $1,000 beginning in April 2021 through March 2024.

●	During January 2020, a promissory note originally issued to an unrelated third party in October 2017 in the amount of $60,000 and the Note of $76,076 originally issued in July 2016 plus accrued interest of $12,149 were combined and restated at a rate of 2.0% monthly due July 2020. During July 2020, the restated Note of $148,225 plus accrued interest of $18,701 was further restated. The new principal balance was $166,926 that carries interest at a rate of 2.0% monthly and was due January 2021. During February 2021, we issued 29,072,500 shares of common stock to satisfy the accrued interest of $23,258 with fair value of $343,056 (See Note 7). The settlement of accrued interest resulted in a loss on settlement of debt for $319,798 in other expense. The principal balance of $166,926 was further restated. The restated balance is $183,619 with an original issuance discount of $16,693 and was due August 2021. Amortization for the six months ended June 30, 2021 for this discount is $13,913. At December 31, 2020, the principal balance and accrued interest was $166,926 and $18,917. At June 30, 2021, the restated principal balance is $180,839 net of debt discount of $2,780. The note is in default and negotiation of settlement.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. During March 2020, $50,000 of the Note was settled for 125,000,000 shares with a fair value of $87,500. We recorded a loss on settlement in other expense for $37,500 in March 2020. An additional 36,000,000 shares were issued to satisfy the default provision of the original note and 10,000,000 shares were issued along with the restatement. The total fair value of issued stock was $32,200. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. The $84,000 due in September 2020 is in default and negotiation of further settlement. At June 30, 2021 and December 31, 2020, the principal balance of the loan is $84,000.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note is in default and in negotiation of settlement. The note was due in six months from the execution and funding of the note. At June 30, 2021 and December 31, 2020, the principal balance of the note is $18,000 and the accrued interest is $2,000.

(3)	At June 30, 2021 and December 31, 2020, the balance of $2,772,586 and $1,276,902 net of discount of $185,315 and $101,448, respectively, consisted of the following convertible loans:

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000 and a conversion option. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At June 30, 2021 and December 31, 2020, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to the 20 unrelated third parties for a total of $618,250 with original issue discount of $62,950. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. The total discount of $255,655 and original issuance discount of $62,950 have been fully amortized during 2019 for $28,421.

During February 2019, we issued convertible notes payable of $70,000 with original issuance discount of $5,000. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price of $0.0005 per share. During December 2019, $22,000 of the Note was amended to extend the maturity date to June 2020. During August 2020, the convertible promissory notes of $38,500 was amended to add additional original issuance discount (OID) of $7,550 due February 2021. During October 2020, a convertible promissory note of $16,500 was amended to add additional OID of $1,650 due April 2021. In connection with the issuance of amended convertible notes, the Company granted the following warrants at an exercise price of $0.001 per share. The warrants were valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $729,469 and $123,900 on June 30, 2021 and December 31, 2020 (See Note 8). The debt discounts associated with the warrants in August was for $38,500. The debt discounts associated with the warrants in October was for $16,500. The debt discounts are amortized over the life of the notes.

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

At December 31, 2019, the principal balance of the notes, net of discount of $17,370 was $736,180. The remaining debt discount of $17,370 has been fully amortized during the fiscal year 2020. Two of the above mentioned convertible notes payable were settled in March and April, 2021. One of the above mentioned convertible notes payable was repaid in cash for $10,000.

During the year ended December 31, 2020, we issued convertible notes payable of $555,600 with original issuance discount of $53,600. $287,400 of these notes were due in a year, and $268,200 of the Notes are due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0002 to 0.0008 per share. During July 2020, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $22,000 originated in December 2019. The shares were valued at fair value of $700 (See Note 7). In addition, in connection with the issuance of two of the above mentioned convertible notes of $57,500 with original issuance discount of $7,500 due in one year, the Company granted the 71,875,000 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The debt discounts associated with the warrants and OID for $50,000 and $7,500, respectively, are amortized over the life of the notes. Amortization for the year ended December 31, 2020 was $83,720. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $367,085 and $65,634 using the Black-Scholes method on June 30, 2021 and December 31, 2020 (See Note 8).

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

During March 2021, the remaining balance of promissory note of $30,000 originally issued in September 2018 was sold to an unrelated third party in the form of a convertible note at a fixed conversion price of $0.01 per share (See Note 6(2)). The new note carries interest at 12% with scheduled monthly payments of $1,000 beginning in April 2021 through March 2024. Repayment of $2,842 has been made during the second quarter of 2021. The principal balance as of June 30, 2021 is $27,158, and the interest expense for the three months ended June 30, 2021 is $1,158.

During March 2021, in connection with the settlement of the $6,000 of the Note of $11,000 originated in November 2018, we issued 11,000,000 shares of common stocks in satisfaction of $6,000 of the Note with a fair value of $104,500 (Note 7) and made a repayment of $5,000 in cash. The settlement resulted in a loss on settlement of debt in other expense for $98,500. During April 2021, in connection with this settlement of the remaining balance of $8,500 of the Note of $12,000 originated in December 2018, we issued 2,000,000 shares of common stocks in satisfaction of $4,000 of the Note with a fair value of $15,200 (Note 7) and made a repayment of $4,500 in cash. The settlement resulted in a loss on settlement of debt in other expense for $11,200.

At the date of this report, $1,152,200 of the above mentioned convertible notes payable are in default and in negotiation of settlement. The total discount amortization on all notes for the three and six months ended June 30, 2021 was $58,330 and $122,469, respectively. At June 30, 2021, the principal balance of the notes, net of discount of $185,315 is $2,772,586.

(4)	At June 30, 2021 and December 31, 2020, the balance of $5,039,868 and $1,832,439, respectively, consisted of the following convertible loans:

●	The remaining balance of $20,000 of a Convertible Note of $120,000 originated in March 2016 is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. At June 30, 2021 and December 31, 2020, the convertible notes payable with principal balance of $20,000 plus accrued interest of $19,138 and $17,128, respectively, at fair value, were recorded at $71,160 and $69,433, respectively.

●	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note was due on May 4, 2018. The Note holder has the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. We have accrued interest at default interest rate of 20% after the note’s maturity date. After prior conversions, at June 30, 2021 and December 31, 2020, the remaining principal of $12,629 plus accrued interest of $13,571 and $12,308, respectively, at fair value, were recorded at $45,781 and $49,875, respectively. The remaining principal balance of the Note is in default.

●	During February through August 2018, we issued seven convertible promissory notes to an unrelated third party due one year from the execution dates. The principal balance of these Notes on December 31, 2019 was $511,319. During September 2020, the Note holder received a total of 107,133,333 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,140. During October 2020, the Note holder received a total of 107,817,770 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,345. During October 2020, the Note holder sold the remaining debt principal value as of October 22, 2020 of $509,301 and accrued interest of $234,417 for $250,000 to a non-related party. The new note of $250,000 carries interest at 8%. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $286,969. At June 30, 2021 and December 31, 2020, the convertible note payable with principal balance of $250,000 plus accrued interest of $13,808 and $3,890, respectively, at fair value, were recorded at $525,463 and $521,370.

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party. The note carries interest at 8% and was due in July 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at fifty five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $46,734. At June 30, 2021 and December 31, 2020, the convertible note payable with principal balance of $50,000 plus accrued interest of $27,441 and $21,490, at fair value, was recorded at $143,006 and $146,232, respectively.

●	During August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. The note carries interest at 8% and was due in August 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at fifty five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $17,829. At June 30, 2021 and December 31, 2020, the convertible note payable with principal balance of $20,000 plus accrued interest of $10,503 and $8,123, at fair value, was recorded at $56,327 and $57,524, respectively.

●	During January 2019, the principal balance of $60,000 from a promissory note of $75,000 originated in September 2016 (See Note 6(2)) and accrued interest of $15,900 was restated in the form of a Convertible Note. The new note of $75,900 was due in one year from the restatement of the note. The Noteholder has the right to convert the note into shares of Common Stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $75,900. During November 2020, the Note holder assigned $20,000 of the $75,900 convertible note restated in January 2019 to a third party. The third party subsequently received a total of 100,000,000 shares of our restricted common stock in satisfaction the $20,000 of the Note with a fair value of $140,000. At June 30, 2021 and December 31, 2020, the convertible note payable of $55,900, at fair value, was recorded at $117,209 and $129,832. The note was due January 2021. The Note is in default and negotiation of settlement.

●	During February 2019, we issued a convertible promissory note to an unrelated third party in the amount up to $1,000,000 paid upon tranches. The note is due two years from the execution and funding of the note per tranche. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. The eight total tranches of the Note in the amount of $372,374 and $20,199 have been funded during 2019 and 2020, respectively. An additional two tranches of the Note for a total of $117,000 have been funded, and repayment of $40,480 has been made during the first and second quarter of 2021. $15,000 has been funded after June 30, 2021. In connection with issuance of the convertible note, the Noteholder agreed to eliminate two outstanding Notes of $27,000 and the accrued interest of $11,412 that were held by the Noteholder’s defunct entities. In connection with the issuance of the convertible note payable tranches during the six months ended June 30, 2021, we recorded a day-one derivative loss of $1,973,612 for the period. During May and June 2019, the Note holder made conversions of a total of 750,000,000 shares of stock satisfying the principal balance of $100,000 for a fair value of $275,000. During January 2020 through February 2020, the Note holder received a total of 500,000,000 shares of our restricted common stock in satisfaction the $175,000 of the Note with a fair value of $425,000. During February through June 2021, the Note holder received a total of 240,350,000 shares of our restricted common stock in satisfaction the $120,175 of the Note with a fair value of $2,344,399 (See Note 7). The remaining balance of $88,917 is due June 2023. At June 30, 2021 and December 31, 2020, the convertible note payable with principal balance of $73,917 and $117,572, at fair value, was recorded at $960,922 and $282,173.

	Number of	Fair Value of
Date	shares converted	Debt Converted
2/25/2021	137,700,000	$1,500,930
3/3/2021	67,380,000	$599,682
4/26/2021	27,070,000	$192,197
6/1/2021	5,700,000	$35,340
6/24/2021	2,500,000	$16,250

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $240,000. Amortization for the debt discount was fully amortized as of June 30, 2020 for $22,344. At June 30, 2021 and December 31, 2020, the convertible note payable with principal balance of $240,000, at fair value, was recorded at $3,120,000 and $576,000. The Note is in default and negotiation of settlement.

(5)	At June 30, 2021 and December 31, 2020, the balance of $225,000 consisted of the advances received from a third party during the periods from May 2019 through May 2020 in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold pending the outcome of the lawsuit with the Securities and Exchange Commission (see Note 12).

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

The accrued interest as of June 30, 2021 and December 31, 2020 for the above mentioned PPP and EIDL loans are $6,797 and $3,660, respectively.

At June 30, 2021, the future minimum principal payments for the above mentioned PPP and EIDL loans are as follows:

Years	Amount
2021(6 months remaining)	$10,725
2022	56,290
2023	3,283
2024	3,408
2025	3,538
Thereafter	137,551
214,795
Less: Long-term portion - SBA notes payable	(148,438)
Current portion	$66,357

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

Common Stock Issued for Conversion of Convertible Debt

During February through June 2021, the Note holder received a total of 240,350,000 shares of our restricted common stock in satisfaction the $120,175 of the Note with a fair value of $2,344,399 (See Note 6)

	Number of	Fair Value of
Date	shares converted	Debt Converted
2/25/2021	137,700,000	$1,500,930
3/3/2021	67,380,000	$599,682
4/26/2021	27,070,000	$192,197
6/1/2021	5,700,000	$35,340
6/24/2021	2,500,000	$16,250

Common Stock Issued for Settlement of Debt

During February 2021, we issued 29,072,500 shares of common stock to satisfy the accrued interest of $23,258 on a promissory note of $166,926 restated in July 2020 with fair value of $343,056. The settlement of accrued interest resulted in a loss on settlement of debt in other expense for $319,798 (See Note 6).

During March 2021, in connection with the settlement of a Note of $11,000 originated in November 2018, we issued 11,000,000 shares of common stock in satisfaction of $6,000 of the Note with a fair value of $104,500 and made a repayment of $5,000 in cash. The settlement resulted in a loss on settlement of debt in other expense for $98,500 (See Note 6).

During April 2021, in connection with the settlement of the remaining balance of $8,500 of the Note of $12,000 originated in December 2018, we issued 2,000,000 share of common stocks in satisfaction of $4,000 of the Note with a fair value of $15,200. The settlement resulted in a loss on settlement of debt in other expense for $11,200 (See Note 6).

Common Stock Issued for Debt Modification and Penalty

During January 2021, we issued a total of 25,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $166,926 amended in July 2020. The shares were valued at fair value of $107,500 (See Note 6).

Common Stock Issued for Consulting Service

During June 2021, the Company signed an agreement with a consultant for services for six months for which the Company is to issue a total of 30,000,000 shares of the Company’s restricted common stock. 5,000,000 of the shares were issued upon execution of the agreement and 5,000,000 shares will be issued every 30 days through November 2021. The 5,000,000 shares issued upon execution were valued at $33,000. The equity compensation charge of $1,445 has been recorded during June 2021. The remaining unrecognized compensation cost of $31,555 will be recognized by the Company over the remaining service period. Additional 10,000,000 shares have been issued after June 30, 2021 (See Note 13).

8. STOCK WARRANTS

Common Stock Warrants

On March 3, 2016, in connection with the issuance of a convertible note, we granted five-year warrants to purchase an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.03 per share. The warrants were valued at their fair value of $0 and $9 using the Black-Scholes method at June 30, 2021 and December 31, 2020. The warrants expired in March 2021.

During December 2019, the Company granted 44,000,000 warrants at an exercise price of $0.001 per share in connection with amendment of one convertible notes payable of $22,000. The warrants were valued at $7,370 using the Black-Scholes method and recorded as a debt discount and additional paid in capital. The warrants expired in August 2020.

During August and October 2020, in connection with the issuance of amended convertible notes, the Company granted the following warrants at an exercise price of $0.001 per share. The warrants were valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $729,469 and $123,900 using the Black-Scholes method on June 30, 2021 and December 31, 2020.

Month of Issuance	Number of Warrants	Month of Expiration
August, 2020	92,100,000	August, 2021
October, 2020	36,300,000	October, 2022

During November and December 2020, in connection with the issuance of two convertible notes, the Company granted the following warrants at an exercise price of $0.002 per share. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $367,085 and $65,634 using the Black-Scholes method on June 30, 2021 and December 31, 2020.

Month of Issuance	Number of Warrants	Month of Expiration
November, 2020	35,937,500	November, 2021
December, 2020	35,937,500	December, 2021

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the year ended December 31, 2020 and the six months ended June 30, 2021:

	Number Of shares	Weighted average exercise price

Balance December 31, 2019	52,500,000	$0.0028
Exercised	-	-
Issued	200,275,000	0.0014
Expired	(50,000,000)	0.0015
Balance December 31, 2020	202,775,000	$0.0017
Exercised	-	-
Issued	-	-
Expired	(2,500,000)	0.03
Balance June 30, 2021	200,275,000	$0.0014

The following table summarizes information about fixed-price warrants outstanding as of June 30, 2021 and December 31, 2020:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
June 30, 2021	$0.001-0.002	201,131,354	0.44 years	$0.0014
December 31, 2020	$0.001-0.03	51,086,612	0.93 years	$0.0017

At June 30, 2021, the aggregate intrinsic value of all warrants outstanding and expected to vest was $1,029,638. The intrinsic value of warrant share is the difference between the fair value of our restricted common stock and the exercise price of such warrant share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money warrants had they exercised their warrants on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on $0.0065, the closing stock price of our restricted common stock on June 30, 2021. There were 200,275,000 in-the-money warrants at June 30, 2021.

9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
Accrued consulting fees	$161,550	$166,900
Accrued settlement expenses	-	35,000
Accrued payroll taxes	205,062	215,581
Accrued interest	400,953	351,830
Accrued others	8,229	11,121
Total	$775,794	$780,432

10. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	June 30, 2021	December 31, 2020
Supplier advances for future purchases	$270,162	$246,162
Reserve for supplier advances	(246,162)	(246,162)
Net supplier advances	24,000	-
Prepaid professional fees	24,650	10,000
Deferred stock compensation	31,555	-
Total	$80,205	$10,000

We performed an evaluation of our inventory and related accounts at June 30, 2021 and December 31, 2020, and increased the reserve on supplier advances for future venom purchases by $0 and $21,303, respectively. At June 30, 2021 and December 31, 2020, the total valuation allowance for prepaid venom is $246,162.

11. CONVERTIBLE NOTES RECEIVABLE

On March 10, 2021, we purchased a convertible note from an unrelated third party (the “Third Party”) for a total of $26,950 with original issuance discount of $2,450. The note is convertible into common shares for $0.01 per common share and matures on March 10, 2022. The original issuance discount is amortized over the life of note. The debt discount as of June 30, 2021 was $1,835.

On May 20, 2021, we purchased a convertible note from the Third Party for a total of $145,200 with original issuance discount of $13,200. The note is convertible into common shares for $0.01 per common share and matures on May 20, 2022. The original issuance discount is amortized over the life of note. The debt discount as of June 30, 2021 was $12,100.

Amortization for all the convertible notes receivable was $1,715 recognized as other income in the statement of operations for the three and six months ended June 30, 2021.

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

	June 30,	December 31,
	2021	2020
Lease cost
Operating lease cost	$40,198	$89,021
Short-term lease cost	-	18,698
Total lease cost	$40,198	$107,719

Balance sheet information
Operating ROU Assets	$136,651	$144,010

Operating lease obligations, current portion	73,632	82,873
Operating lease obligations, non-current portion	39,611	60,447
Total operating lease obligations	$113,243	$143,320

Weighted average remaining lease term (in years) – operating leases	1.50	1.67
Weighted average discount rate-operating leases	8%	8%

Supplemental cash flow information related to leases were as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$62,917	$98,780

Future minimum payments under these lease agreements are as follows:

December 31,	Total
2021 (Remaining 6 months)	$39,511
2022	81,080
Total future lease payments	$120,591
Less imputed interest	7,348
Total	$113,243

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of June 30, 2021. We have accrued the $142,500 in accrued expense and equity compensation.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of June 30, 2021 and December 31, 2020, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

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

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At June 30, 2021, we owed principal balance of $91,156 and accrued interest of $46,342 (See Note 6) if the defenses and our new claims are deemed to be of no merit.

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

13. SUBSEQUENT EVENTS

Convertible Notes Payable

Pursuant to the Note agreement in the amount up to $1,000,000 signed in February 2019, the principal balance of the note is $73,917 at June 30, 2021. Proceeds of $15,000 have been funded subsequent to June 30, 2021. The remaining balance of $88,917 is due June 2023.

During July and August 2021, we issued convertible promissory notes to the unrelated third parties for a total of $415,150 with original issuance discount of $54,150. The Noteholders have the right to convert the note into shares of Common Stock at a conversion price of $0.002 per share. The notes are due one year from the execution and funding of the notes.

Common Stock Issued for Consulting Service

During July and August 2021, 10,000,000 shares have been issued pursuant to the agreement signed in June 2021 with a consultant for services for six months for which the Company is to issue a total of 30,000,000 shares of the Company’s restricted common stock through November 2021.

Convertible notes receivable

On August 5, 2021, we purchased a convertible note from the Third Party for a total of $55,000 with original issuance discount of $5,000. The note is convertible into common shares for $0.01 per common share and mature on August 5, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the six months ended June 30, 2021 has focused upon marketing our homeopathic drugs for the treatment of pain:

● Nyloxin® (Stage 2 Pain)

● Nyloxin® Extra Strength (Stage 3 Pain)

● Pet Pain–Away

● Equine Pain–Away

● Luxury Feet

During the six months ended June 30, 2021 and thereafter, the following has occurred:

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

The primary difference between Nyloxin® and Nyloxin® Extra Strength is the dilution level of the venom. The approximate dilution levels for Nyloxin® and Nyloxin® Extra Strength are as follows:

Nyloxin®

● Topical Gel: 30 mcg/mL

● Oral Spray: 70 mcg/mL

Nyloxin® Extra Strength

● Topical Gel: 60 mcg/mL

● Oral Spray: 140 mcg/mL

In December 2011, we began marketing Nyloxin® and Nyloxin® Extra Strength at www.nyloxin.com and on www.Amazon.com/nyloxin. Both Nyloxin® and Nyloxin® Extra Strength are packaged in a roll–on container, squeeze bottle and as an oral spray. Additionally, Nyloxin® topical gel is available in an 8 ounce pump bottle.

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

Inventory Obsolescence: Inventories are valued at the lower of average cost or market value. We periodically perform an evaluation of inventory for excess, impairments and obsolete items. At June 30, 2021, our inventory consisted entirely of raw materials and finished goods that are utilized in the manufacturing of finished goods. These raw materials generally have expiration dates in excess of 10 years. We classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed.

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

Results of Operations – Comparison of Three Months Periods Ended June 30, 2021 and June 30, 2020

Sales for the three–month period ended June 30, 2021 were $30,459 compared to $6,240 for the three-month period ended June 30, 2020. The increase in net sales is primarily attributable to the increase in Pet Pain-Away sales.

Cost of sales for the three–month period ended June 30, 2021 is $9,006 compared to $3,685 for the three–month period June 30, 2020. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the three–month period ended June 30, 2021 is $21,453 or 70.43% compared to $2,555 or 40.95% for the three–month period ended June 30, 2020. The increase in our profit margin is primarily due to decrease in the manufacturing cost.

Selling, general and administrative expenses increased $207,738 or 89.38% from $232,427 for the quarter ended June 30, 2020 to $440,165 for the quarter ended June 30, 2021, generally due to the overall increase in professional fees. In addition, we incurred bad debt expense of $20,000 from the receivables from companies owned by the Company’s CEO for the three months ended June 30, 2021. We had a bad debt recovery from the receivables from companies owned by the Company’s CEO for $31,000 for the three months ended June 30, 2020.

Other income of $1,715 for the three months ended June 30, 2021 is related to the amortization of debt discount from the convertible notes receivables obtained during the first and second quarter of 2021. Other income of $5,000 for the three months ended June 30, 2020 was due to the EIDL advance forgiven by SBA during June 2020.

Interest expense, including related party interest expense, increased $25,250 or 30.37%, from $83,152 for the quarter ended June 30, 2020 to $108,402 for the quarter ended June 30, 2021. This increase was primarily due to increase in amortization of loan discounts in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended June 30, 2021 and 2020, the liability related to these hybrid instruments fluctuated, resulting in a gain of $3,918,817 and a loss of $1,226,465, respectively.

Loss on settlement of debts increased $11,200 or 100%, from a loss of $0 for the three months ended June 30, 2020 to a loss of $11,200 for the three months ended June 30, 2021. This increase was primarily due to increase in losses on settlement of debt through issuance of shares of common stock. Stock issued for loan modification decreased $3,000 or 100% from $3,000 for the three months ended June 30, 2020 to $0 for the three months ended June 30, 2021.

As a result of the foregoing, our net income/loss increased by $4,868,707 or 323.18%, from a loss of $1,506,489 for the quarter ended June 30, 2020 to an income of $3,362,218 for the quarter ended June 30, 2021.

Results of Operations – Comparison of Six Months Periods Ended June 30, 2021 and June 30, 2020

Sales for the six–month period ended June 30, 2021 were $52,482 compared to $23,356 for the six-month period ended June 30, 2020. The increase in net sales is primarily attributable to the increase in Pet Pain-Away sales.

Cost of sales for the six–month period ended June 30, 2021 is $14,640 compared to $8,964 for the six–month period June 30, 2020. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the six–month period ended June 30, 2021 is $37,842 or 72.10% compared to $14,392 or 61.62% for the six–month period ended June 30, 2020. The increase in our profit margin is primarily due to decrease in the manufacturing cost.

Selling, general and administrative expenses increased $473,889 or 100.64% from $470,868 for the six months ended June 30, 2020 to $944,757 for the six months ended June 30, 2021, generally due to the overall increase in professional fees. In addition, we incurred bad debt expense of $73,000 from the receivables from companies owned by the Company’s CEO for the six months ended June 30, 2021. We had a bad debt recovery from the receivables from companies owned by the Company’s CEO for $70,500 for the six months ended June 30, 2020.

Other income of $1,715 for the six months ended June 30, 2021 is related to the amortization of debt discount from the convertible notes receivables obtained during the first and second quarter of 2021. Other income of $5,000 for the three months ended June 30, 2020 was due to the EIDL advance forgiven by SBA during June 2020.

Interest expense, including related party interest expense, increased $67,941 or 43.34%, from $156,746 for the six months ended June 30, 2020 to $224,687 for the six months ended June 30, 2021. This increase was primarily due to increase in amortization of loan discounts in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

We carry certain of our debentures and common stock warrants at fair value. For the six months ended June 30, 2021 and 2020, the liability related to these hybrid instruments fluctuated, resulting in a loss of $28,958,053 and a gain of $1,316,477, respectively.

Loss on settlement of debts increased $407,497 or 1,852.26%, from a loss of $22,000 for the six months ended June 30, 2020 to a loss of $429,497 for the six months ended June 30, 2021. This increase was primarily due to increase in losses on settlement of debt through issuance of shares of common stock. Stock issued for loan modification increased $27,300 or 34.04% from $80,200 for the six months ended June 30, 2020 to $107,500 for the six months ended June 30, 2021.

As a result of the foregoing, our net income/loss decreased by $31,374,492 or 4,637.39%, from an income of $676,555 for the six months ended June 30, 2020 to a loss of $30,697,937 for the six months ended June 30, 2021.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended June 30, 2021, we have an accumulated deficit of $99,331,405 at June 30, 2021. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $38,362,250 and a stockholders’ deficit of $39,244,098 at June 30, 2021.

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

Current operations are primarily being funded through a combination of product sales and convertible notes. During the six months ended June 30, 2021, we raised $1,492,560 through the issuance of convertible notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2021, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2021, as defined in Rule 13a–15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10–K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of June 30, 2021. In light of this, we performed additional post–closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or 15d–15 under the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At June 30, 2021, we owed principal balance of $91,156 and accrued interest of $46,342 (See Note 6) if the defenses and our new claims are deemed be of no merit.

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

Common Stock Issued for Consulting Service

During June 2021, the Company signed an agreement with a consultant for services for six months for which the Company is to issue a total of 30,000,000 shares of the Company’s restricted common stock. 5,000,000 of the shares were issued upon execution of the agreement and 5,000,000 shares will be issued every 30 days through November 2021. The compensation charge will be amortized over the term of the agreement. Total 15,000,000 of the shares have been issued as the date of this report.

Item 3. Defaults Upon Senior Securities

Debt owed to a Director

During 2010, we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. During the six months ended June 30, 2021, we repaid $40,000 of accrued interest in cash. At June 30, 2021 and December 31, 2020, we owed this director accrued interest of $148,899 and $179,522.

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

NUTRA PHARMA CORP.
Registrant

Dated: September 24, 2021	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer

