Form 10-Q
period 2021-09-30
NUTRA PHARMA CORP
filed 2021-11-10
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were 7,325,985,964 shares of common stock and 3,000,000 shares of Series A preferred stock issued and outstanding.

2

Nutra Pharma Corp (“Nutra Pharma”) and its wholly owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics Inc. are referred to herein as “we”, “our” or “us” (ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Quarterly Report on Form 10–Q for the period ending September 30, 2021, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward–looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward–looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$44,750	$-
Accounts receivable	41,438	37,080
Inventory, current portion	33,008	5,271
Other receivable	6,000	3,000
Convertible notes receivable	254,965	-
Prepaid expenses and other current assets	191,955	10,000
Total current assets	572,116	55,351

Inventory, less current portion	98,880	78,880
Property and equipment, net	43,332	14,742
Operating lease right-of-use assets	112,117	144,010
Security deposit	8,803	8,803
Total assets	$835,248	$301,786

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$611,944	$599,428
Accrued expenses	814,146	780,432
Accrued payroll due to officers	1,555,193	1,429,693
Accrued interest to related parties	153,402	179,522
Due to officer	181,275	200,837
Derivative liabilities	12,606,463	3,567,176
Other debt, net of discount, current portion	7,708,870	4,631,921
SBA notes payable, current portion	68,550	10,725
Operating lease obligations, current portion	75,632	82,873
Total current liabilities	23,775,475	11,482,607
Convertible note, less current portion	514,206	48,477
SBA notes payable, less current portion	146,245	204,070
Operating lease obligations, less current portion	20,003	60,447
Total liabilities	24,455,929	11,795,601

Commitments and Contingencies

Stockholders’ deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized: 3,000,000 Series A Preferred shares issued and outstanding at September 30, 2021 and December 31, 2020	3,000	3,000
Common stock, $0.001 par value, 8,000,000,000 shares authorized: 7,308,485,964 and 6,955,197,214 shares issued and outstanding at September 30, 2021 and December 31, 2020	7,308,486	6,955,197
Additional paid-in capital	52,965,853	50,181,456
Accumulated deficit	(83,898,020)	(68,633,468)
Total stockholders’ deficit	(23,620,681)	(11,493,815)
Total liabilities and stockholders’ deficit	$835,248	$301,786

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Net sales	$19,266	$13,372	$71,748	$36,728
Cost of sales	(9,644)	(3,106)	(24,284)	(12,070)
Gross profit	9,622	10,266	47,464	24,658

Operating expenses:
Selling, general and administrative - including stock based compensation of $64,750 and $0 for the three months ended September 30, 2021 and 2020, and $66,195 and $8,500 for the nine months ended September 30, 2021 and 2020, respectively	556,932	253,019	1,501,689	723,887
Bad debt expense (recovery) -related party	(35,000)	(59,000)	38,000	(129,500)
Total operating expenses	521,932	194,019	1,539,689	594,387
Loss from operations	(512,310)	(183,753)	(1,492,225)	(569,729)

Other income (expenses)
Other income	4,750	-	6,465	5,000
Interest expense	(131,482)	(69,392)	(346,792)	(216,503)
Interest expense to related parties	(4,504)	(5,062)	(13,881)	(14,697)
Change in fair value of convertible notes and derivatives	16,133,270	852,675	(12,824,783)	2,169,152
Stock issued for loan modification	-	(6,700)	(107,500)	(86,900)
Loss on settlement of debt and accrued expense, net	(56,339)	-	(485,836)	(22,000)
Total other income (expenses)	15,945,695	771,521	(13,772,327)	1,834,052
Income (Loss) before income taxes	15,433,385	587,768	(15,264,552)	1,264,323
Provision for income taxes	-	-	-	-
Net income (loss)	$15,433,385	$587,768	$(15,264,552)	$1,264,323

Net income (loss) per share - basic and diluted	$0.00	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding during the period - basic	7,289,196,290	6,639,683,067	7,201,163,176	6,512,418,374

Weighted average number of shares outstanding during the period - diluted	12,670,053,386	13,075,446,759	7,201,163,176	13,006,720,704

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months ended September 30, 2021 and 2020

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -June 30, 2021	3,000,000	$3,000	7,267,619,714	$7,267,620	$52,816,687	$(99,331,405)	$(39,244,098)

Issuance of common stock in exchange for services to consultants	-	-	20,000,000	20,000	97,000	-	117,000
Common stock issued for settlement of debt	-	-	20,866,250	20,866	52,166		73,032
Net income						15,433,385	15,433,385
Balance -September 30, 2021	3,000,000	$3,000	7,308,485,964	$7,308,486	$52,965,853	$(83,898,020)	$(23,620,681)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -June 30, 2020	3,000,000	$3,000	6,627,746,111	$6,627,746	$50,125,203	$(67,187,729)	$(10,431,780)

Common stock issued for debt modification and penalty	-	-	11,000,000	11,000	(4,300)	-	6,700
Common stock issued for conversion of debt	-	-	107,133,333	107,133	64,280	-	171,413
Warrants issued with Debt--Debt discount	-	-	-	-	20,847	-	20,847
Net income						587,768	587,768
Balance -September 30, 2020	3,000,000	$3,000	6,745,879,444	$6,745,880	$50,206,029	$(66,599,961)	$(9,645,052)

See the accompanying notes to the unaudited condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine months ended September 30, 2021 and 2020

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2020	3,000,000	$3,000	6,955,197,214	$6,955,197	$50,181,456	$(68,633,468)	$(11,493,815)

Issuance of common stock in exchange for services to consultants	-	-	25,000,000	25,000	125,000	-	150,000
Common stock issued for debt modification and penalty	-	-	25,000,000	25,000	82,500	-	107,500
Common stock issued for conversion of debt	-	-	240,350,000	240,350	2,104,049	-	2,344,399
Common stock issued for settlement of debt	-	-	62,938,750	62,939	472,848	-	535,787
Net loss						(15,264,552)	(15,264,552)
Balance -September 30, 2021	3,000,000	$3,000	7,308,485,964	$7,308,486	$52,965,853	$(83,898,020)	$(23,620,681)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2019	3,000,000	$3,000	5,876,746,111	$5,876,746	$50,283,503	$(67,864,284)	$(11,701,035)

Common stock issued for debt modification and penalty	-	-	137,000,000	137,000	(50,100)	-	86,900
Common stock issued for conversion of debt	-	-	607,133,333	607,133	(10,720)	-	596,413
Common stock issued for settlement of debt	-	-	125,000,000	125,000	(37,500)	-	87,500
Warrants issued with Debt--Debt discount	-	-	-	-	20,847	-	20,847
Net income						1,264,323	1,264,323
Balance -September 30, 2020	3,000,000	$3,000	6,745,879,444	$6,745,879	$50,206,030	$(66,599,961)	$(9,645,052)

See the accompanying notes to the unaudited condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net (loss) income	$(15,264,552)	$1,264,323
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Bad debt expense (recovery) - related party	38,000	(129,500)
Accrued interest expense for amount due to officer	5,788	5,637
Loss on settlement of debt and accrued expense	485,836	22,000
Depreciation	6,178	2,529
Stock-based compensation	66,195	8,500
Stock-based loan modification cost	107,500	86,900
Amortization of convertible notes receivable discount	(6,465)	-
Change in fair value of convertible notes and derivatives	12,824,783	(2,169,152)
Amortization of loan discount	232,117	81,185
Amortization of operating lease right-of-use assets	35,995	61,908
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,359)	(4,334)
Increase in other receivable	(9,000)	-
Increase in inventory	(47,737)	(11,335)
Increase in prepaid expenses and other current assets	(98,150)	(7,218)
Decrease in accounts payable	12,516	1,832
Increase in accrued expenses	56,973	156,888
Increase in accrued payroll due to officers	125,500	143,800
Increase (decrease) in accrued interest to related parties	(26,120)	14,697
Decrease in operating lease obligations	(51,787)	(53,923)
Net cash used in operating activities	(1,510,789)	(525,263)

Cash flows from investing activities:
Convertible notes receivable advances	(242,500)	-
Acquisition of equipment	(34,768)	-
Net cash used in investing activities:	(277,268)	-

Cash flows from financing activities:
Loans from officer	56,900	219,900
Repayment of officer loans	(120,250)	(17,350)
Repayments of notes payable-related party	-	(14,400)
Proceeds from convertible notes	1,976,560	162,483
Repayment of convertible notes	(65,028)	-
Advances from an unrelated third party	-	50,000
Repayments of other notes payable	(15,375)	(90,165)
Proceeds from SBA notes payable	-	214,795
Net cash provided by financing activities	1,832,807	525,263

Net increase in cash	44,750	-

Cash - beginning of period	-	-

Cash - end of period	$44,750	$-

Supplemental Cash Flow Information:
Cash paid for interest	$41,951	$-
Cash paid for income taxes	$-	$-
Non Cash Financing and Investing:
Stocks issued in settlement of notes and accrued expenses	$535,787	$87,500
Shares issued for conversion of debt	$2,344,399	$596,413
Warrants issued with Debt--Debt discount	$-	$20,847
Purchase of equipment included in accounts payable	$-	$11,810
Increase of right-of-use asset due to lease renewal	$4,102	$-
Increase of operating lease liabilities due to lease renewal	$4,102	$-
Reclassification of accrued interest to debt	$-	$30,850
Reclassification of rental receivable to convertible notes receivable	$6,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

Liquidity and Going Concern

Our Unaudited Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $83,898,020 at September 30, 2021. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $23,203,359 and a stockholders’ deficit of $23,620,681 at September 30, 2021.

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. No allowance for doubtful account is deemed to be required at September 30, 2021 and December 31, 2020.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. We classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of goods sold. We performed an evaluation of our inventory and related accounts at September 30, 2021 and December 31, 2020, and increased the reserve on supplier advances for future venom purchases included in prepaid expenses and other current assets by $0 and $21,303, respectively. At both September 30, 2021 and December 31, 2020, the total valuation allowance for prepaid venom was $246,162.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the three months ended September 30, 2021, there was no customer accounted more than 10% of the total revenues. For the three months ended September 30, 2020, there was one customer accounted for 28% of the total revenues. For the nine months ended September 30, 2021, there was one customer that accounted for 25% of the total revenues. For the nine months ended September 30, 2020, there was one customer that accounted for 38% of the total revenues. As of September 30, 2021 and December 31, 2020, 100% of the accounts receivable balance are reserves due from two payment processors.

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

Income Taxes

The Company recorded no income tax expense for the three and nine months ended September 30, 2021 and 2020 because the estimated annual effective tax rate was zero. As of September 30, 2021, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic and diluted numerator:

Net income (loss) - basic	$15,433,385	$587,768	$(15,264,552)	$1,264,323

Effect of dilutive securities:
Change in fair value of convertible notes	(2,595,948)	(756,770)	-	(2,575,388)
Interest on convertible debt	91,454	7,171	-	23,338
Net income (loss) - diluted	$12,928,891	$(161,831)	$(15,264,552)	$(1,287,727)

Basic and diluted denominator:

Weighted-average common shares outstanding - basic	7,289,196,290	6,639,683,067	7,201,163,176	6,512,418,374

Effect of dilutive securities:
Convertible debt	5,380,857,096	6,435,763,692	-	6,494,302,330
Weighted-average common shares outstanding - diluted (1)	12,670,053,386	13,075,446,759	7,201,163,176	13,006,720,704

Net income (loss) per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

(1)	Includes potential common shares that are in excess of authorized shares.

For the three months ended September 30, 2021 and 2020, the following items were not included in the calculation of dilutive loss per share as the effect is anti-dilutive:

	September 30, 2021	September 30, 2020
Options and warrants	108,175,000	94,600,000
Convertible notes payable at fair value	-	-
Convertible notes payable	-	-
Total	108,175,000	94,600,000

For the nine months ended September 30, 2021 and 2020, the following items were not included in the calculation of dilutive loss per share as the effect is anti-dilutive:

	September 30, 2021	September 30, 2020
Options and warrants	108,175,000	94,600,000
Convertible notes payable at fair value	1,201,380,692	-
Convertible notes payable	4,434,302,953	-
Total	5,743,858,645	94,600,000

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

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at September 30, 2021 and December 31, 2020:

	Fair Value Measurements at September 30, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$190,414	$-	$-	$190,414
Derivative liabilities	$12,416,049	$-	$12,416,049	$-
Convertible notes at fair value	$3,365,060	$-	$-	$3,365,060

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$189,543	$-	$-	$189,543
Derivative liabilities	$3,377,633	$-	$3,377,633	$-
Convertible notes at fair value	$1,832,439	$-	$-	$1,832,439

The following table shows the changes in fair value measurements for the warrant liability using significant unobservable inputs (Level 3) during the nine months ended September 30, 2021 and the year ended December 31, 2020:

Description	September 30, 2021	December 31, 2020
Beginning balance	$189,543	$1,411
Purchases, issuances, and settlements	-	143,369
Total loss included in earnings (1)	871	44,763
Ending balance	$190,414	$189,543

(1)	The gain related to the revaluation of our warrant liability is included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

We valued our warrants using a Dilution-Adjusted Black-Scholes Model. Assumptions used include (1) 0.04% to 0.09% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 257%, (4) zero expected dividends, (5) exercise price set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

We valued derivative liabilities using the number of potential convertible shares for warrants in equity and convertible notes with fixed conversion price that are recorded at amortized cost times the closing stock price of our restricted common stock at September 30, 2021. These derivative liabilities are recorded due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit and the equity environment is tainted, and therefore all convertible debt and options and warrants should be accounted for as liabilities.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at September 30, 2021 and December 31, 2020:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
September 30, 2021	$737,446	8%-10%	20%-24%	N/A	$0.00050-$0.0019	50%-60%	3 to 25 Days
December 31, 2020	$766,101	8%-10%	20%-24%	N/A	$0.00050-$0.00064	50%-60%	3 to 25 Days

Using the stated assumptions summarized in the table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2021 and the year ended December 31, 2020:

Description	September 30, 2021	December 31, 2020
Beginning balance	$1,832,439	$5,814,047
Purchases and issuances	132,000	25,981
Day one loss on value of hybrid instrument (1)	2,042,612	318,174
Loss (gain) from change in fair value (1)	1,742,888	(1,931,927)
Gain on settlement	-	(1,609,294)
Debt discount	-	22,344
Repayments in cash	(40,480)	(5,782)
Conversion to common stock	(2,344,399)	(801,104)
Ending balance	$3,365,060	$1,832,439

(1)	The losses (gains) related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At September 30, 2021 and December 31, 2020, inventories were as follows:

	September 30, 2021	December 31, 2020
Raw Materials	$127,867	$78,880
Finished Goods	4,021	5,271
Total Inventories	131,888	84,151
Less: Long-term inventory	(98,880)	(78,880)
Current portion	$33,008	$5,271

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Computer equipment	$25,120	$25,120
Furniture and fixtures	34,757	34,757
Lab equipment	100,289	65,521
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	262,611	227,843
Less: Accumulated depreciation	(219,279)	(213,101)
Property and equipment, net	$43,332	$14,742

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At September 30, 2021, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the nine-months ended September 30, 2021 and 2020 was $6,178 and $2,529, respectively, and for the three-months ended September 30, 2021 and 2020 was $2,793 and $1,105, respectively.

5. DUE TO/FROM OFFICER

At September 30, 2021, the balance due to our President and CEO, Rik Deitsch, is $181,275, which is an unsecured demand loan that bears interest at 4%. During the nine months ended September 30, 2021, we advanced $120,250 to and collected $56,900 from Mr. Deitsch and the companies owned by him. Additionally, accrued interest on the demand loan was $5,788 and is included in the due to officer account. The Company has fully reserved receivables from companies owned by the Company’s CEO. The reserve was $440,970 as of September 30, 2021, which represents a full valuation allowance for amounts owed by these companies. For the nine months ended September 30, 2021 and 2020, we recorded a bad debt expense of $38,000 and a bad debt recovery of $129,500, respectively. For the three months ended September 30, 2021 and 2020, we recorded a bad debt expense of $35,000 and $59,000, respectively.

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

6. DEBTS

Debts consist of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Notes payable – Unrelated third parties (Net of discount of $0 and $1,500, respectively) (2)	$1,135,257	$1,346,057
Convertible notes payable – Unrelated third parties (Net of discount of $180,904 and $101,448, respectively) (3)	3,497,759	1,276,902
Convertible notes payable, at fair value (4)	3,365,060	1,832,439
Other advances from an unrelated third party (5)	225,000	225,000
SBA notes payable(6)	214,795	214,795
Ending balances	8,437,871	4,895,193
Less: Long-term portion-Convertible Notes payable-Unrelated third parties	(514,206)	(48,477)
Less: Long-term portion- SBA notes payable	(146,245)	(204,070)
Current portion	$7,777,420	$4,642,646

(1)	During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. We repaid $40,000 of the accrued interest during the first and second quarters of 2021. At September 30, 2021 and December 31, 2020, we owed this director accrued interest of $153,402 and $179,522, respectively. The interest expense for the three-months ended September 30, 2021 and 2020 was $4,504 and $5,062, respectively, and for the nine-months ended September 30, 2021 and 2020 was $13,881 and $14,697, respectively. During October 2021, we issued 12,500,000 shares of common stock to satisfy the accrued interest of $10,000 with fair value of $42,500 (See Note 13).

(2)	At September 30, 2021 and December 31, 2020, the balance of $1,135,257 and $1,346,057 net of discount of $0 and $1,500, respectively, consisted of the following loans:

●	In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The Notes carry interest at 12% annually and were originally due on the date that was six-months from the execution and funding of the note. The principal balance of $101,818 and accrued interest of $21,023 were settled on February 15, 2019 for $104,000 with scheduled payments through May 1, 2020. During the first quarter of 2020, the settlement was further amended to $88,500. We recorded a gain on settlement of debt in other income for $15,500 during the first quarter of 2020. The settlement balance of $88,500 was repaid in full during November 2020. At September 30, 2021 and December 31, 2020, we owed principal balance of $91,156, and accrued interest of $49,099 and $40,917, respectively. The remaining principal balance of $91,156 and accrued interest of $49,099 is being disputed in court and negotiation for settlement. (See Note 12).

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. We signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). We repaid $25,000 during the three months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013 the debt of $281,772 reverted back to LPR.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge, and it is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At September 30, 2021 and December 31, 2020, the accrued interest is $5,527 and $4,769.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At September 30, 2021 and December 31, 2020, the outstanding principal balance is $50,000 and accrued interest is $71,267 and $62,167.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At September 30, 2021 and December 31, 2020, the outstanding principal balance is $50,000 and accrued interest is $64,467 and $55,367, respectively.

●	A promissory note originally issued to an unrelated third party in August 2016 was restated in September 2019 in the amount of $333,543 bearing monthly interest at a rate of 2.0% and was due September 2020. In connection with this restated note, we issued 20,000,000 shares of our common stock. During September 2020, we issued a total of 10,000,000 restricted shares due to the default on repayments. The shares were valued at fair value of $6,000. The common stock was valued at $5,895 and recorded as a debt discount that was amortized over the life of the note. Amortization for this debt discount was fully amortized at December 31, 2020. The Note is in default and negotiation of settlement. At September 30, 2021 and December 31, 2020, the principal balance is $333,543, and the accrued interest is $167,216 and $106,511, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In March 2018, $15,000 of the principal balance of the note was assigned to an unrelated third party and is in negotiation of settlement. In January 2019, the remaining principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). At September 30, 2021 and December 31, 2020, the principal balance outstanding is $15,000, and the accrued interest is $1,371.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At September 30, 2021 and December 31, 2020, the accrued interest is $60,767 and $51,667, respectively.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At September 30, 2021 and December 31, 2020, the accrued interest is $5,431 and $4,483, respectively.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively, with the monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. The Company repaid a total of $34,976, $42,698, and $44,478 during 2018, 2019 and 2020, respectively. Additionally, repayment of $14,376 was made during the first quarter of 2021. At September 30, 2021 and December 31, 2020, the principal balance is $33,874 and $48,250, respectively. The portion of settlement of $130,401 was repaid in full as of March 31, 2021. The remaining balance of $33,874 is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At September 30, 2021 and December 31, 2020, the principal balance of the note is $50,000.

●	During September 2018 and 2019, a promissory note originally issued to an unrelated third party in September 2017 was amended in the amount of $36,000 including original issuance discount of $6,000 each due in September 2019 and 2020. The Note was further restated in September 2020. The restated principal balance was $33,000 with the original issuance discount of $3,000 and was due March 2021. The original issue discount is amortized over the term of the loan. Repayments of $7,000, $5,000, and $6,500 have been made during 2018, 2019, and 2020, respectively. Additionally, repayment of $1,000 was made during the first quarter of 2021. The Note is under personal guarantee by Mr. Deitsch. At December 31, 2020, the principal balance of the note is $29,500 net of debt discount of $1,500. The remaining debt discount of $1,500 was fully amortized as of March 2021. During March 2021, the remaining balance of $30,000 was sold to an unrelated third party in the form of a convertible note at a fixed conversion price of $0.01 per share (See Note 6(3)). The new note carries interest at 12% with scheduled monthly payments of $1,000 beginning in April 2021 through March 2024.

●	During January 2020, a promissory note originally issued to an unrelated third party in October 2017 in the amount of $60,000 and the Note of $76,076 originally issued in July 2016 plus accrued interest of $12,149 were combined and restated at a rate of 2.0% monthly due July 2020. During July 2020, the restated Note of $148,225 plus accrued interest of $18,701 was further restated. The new principal balance was $166,926 that carries interest at a rate of 2.0% monthly and was due January 2021. At December 31, 2020, the principal balance and accrued interest was $166,926 and $18,917. During February 2021, we issued 29,072,500 shares of common stock to satisfy the accrued interest of $23,258 with fair value of $343,056 (See Note 7). The settlement of accrued interest resulted in a loss on settlement of debt for $319,798 in other expense. The principal balance of $166,926 was further restated. The restated balance was $183,619 with an original issuance discount of $16,693 and was due August 2021. The original issuance discount of $16,693 has been fully amortized as of August 2021. During August 2021, we issued 20,866,250 shares of common stock to satisfy the principal balance of $16,693 with fair value of $73,032 (See Note 7). The settlement of balance of $16,693 resulted in a loss on settlement of debt for $56,339 in other expense. The remaining balance of $166,926 was further restated in the form of a convertible note at a fixed conversion price of $0.002 per share (See Note 6(3)).

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. During March 2020, $50,000 of the Note was settled for 125,000,000 shares with a fair value of $87,500. We recorded a loss on settlement in other expense for $37,500 in March 2020. An additional 36,000,000 shares were issued to satisfy the default provision of the original note and 10,000,000 shares were issued along with the restatement. The total fair value of issued stock was $32,200. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. The $84,000 due in September 2020 is in default and negotiation of further settlement. At September 30, 2021 and December 31, 2020, the principal balance of the loan is $84,000.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note is in default and in negotiation of settlement. The note was due in six months from the execution and funding of the note. At September 30, 2021 and December 31, 2020, the principal balance of the note is $18,000 and the accrued interest is $2,000.

(3)	At September 30, 2021 and December 31, 2020, the balance of $3,497,759 and $1,276,902 net of discount of $180,904 and $101,448, respectively, consisted of the following convertible loans:

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000 and a conversion option. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At September 30, 2021 and December 31, 2020, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to the 20 unrelated third parties for a total of $618,250 with original issue discount of $62,950. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. The total discount of $255,655 and original issuance discount of $62,950 have been fully amortized during 2019 for $28,421.

During February 2019, we issued convertible notes payable of $70,000 with original issuance discount of $5,000. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price of $0.0005 per share. During December 2019, $22,000 of the Note was amended to extend the maturity date to June 2020. During August 2020, the convertible promissory notes of $38,500 was amended to add additional original issuance discount (OID) of $7,550 due February 2021. During October 2020, a convertible promissory note of $16,500 was amended to add additional OID of $1,650 due April 2021. In connection with the issuance of amended convertible notes, the Company granted the following warrants at an exercise price of $0.001 per share. The warrants were valued using the Black-Scholes method and recorded as a debt discount. 136,100,000 of the warrants expired as of September 30, 2021. The remaining 36,300,000 warrants have not been exercised. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $90,144 and $123,900 on September 30, 2021 and December 31, 2020 (See Note 8). The debt discounts associated with the warrants in August was for $38,500. The debt discounts associated with the warrants in October was for $16,500. The debt discounts are amortized over the life of the notes.

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

During the year ended December 31, 2020, we issued convertible notes payable of $555,600 with original issuance discount of $53,600. $287,400 of these notes were due in a year, and $268,200 of the Notes are due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0002 to 0.0008 per share. During July 2020, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $22,000 originated in December 2019. The shares were valued at fair value of $700 (See Note 7). In addition, in connection with the issuance of two of the above mentioned convertible notes of $57,500 with original issuance discount of $7,500 due in one year, the Company granted the 71,875,000 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The debt discounts associated with the warrants and OID for $50,000 and $7,500, respectively, are amortized over the life of the notes. Amortization for the year ended December 31, 2020 was $83,720. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $100,270 and $65,634 using the Black-Scholes method on September 30, 2021 and December 31, 2020 (See Note 8).

At December 31, 2020, the principal balance of the notes, net of discount of $101,448 is $1,276,902.

During the first quarter of 2021, we issued convertible promissory notes to the unrelated third parties for a total of $717,667 with original issuance discount of $93,609. During the second quarter of 2021, we issued convertible promissory notes to the unrelated third parties for a total of $864,225 with original issuance discount of $112,725. During the third quarter of 2021, we issued convertible promissory notes to the unrelated third parties for a total of $722,970 with original issuance discount of $87,043. The Noteholders have the right to convert the note into shares of Common Stock at a conversion price ranging from $0.0003 to $0.002 per share. The notes are due one year from the execution and funding of the notes.

During March 2021, the remaining balance of promissory note of $30,000 originally issued in September 2018 was sold to an unrelated third party in the form of a convertible note at a fixed conversion price of $0.01 per share (See Note 6(2)). The new note carries interest at 12% with scheduled monthly payments of $1,000 beginning in April 2021 through March 2024. Repayment of $5,049 has been made through September 30, 2021. The principal balance as of September 30, 2021 is $24,951, and the interest expense for the three and nine months ended September 30, 2021 is $793 and $1,951.

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

During August 2021, the remaining balance of promissory note of $166,926 was restated in the form of a convertible note at a fixed conversion price of $0.002 per share (See Note 6(2)). The restated balance is $183,619 with an original issuance discount of $16,693 and is due February 2022.

At the date of this report, $1,152,200 of the above mentioned convertible notes payable are in default and in negotiation of settlement. The total discount amortization on all notes for the three and nine months ended September 30, 2021 was $91,455 and $213,924, respectively. At September 30, 2021, the principal balance of the notes, net of discount of $180,904 is $3,497,759.

(4)	At September 30, 2021 and December 31, 2020, the balance of $3,365,060 and $1,832,439, respectively, consisted of the following convertible loans:

●	The remaining balance of $20,000 of a Convertible Note of $120,000 originated in March 2016 is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. At September 30, 2021 and December 31, 2020, the convertible notes payable with principal balance of $20,000 plus accrued interest of $20,161 and $17,128, respectively, at fair value, were recorded at $60,735 and $69,433, respectively.

●	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note was due on May 4, 2018. The Note holder has the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. We have accrued interest at default interest rate of 20% after the note’s maturity date. After prior conversions, at September 30, 2021 and December 31, 2020, the remaining principal of $12,629 plus accrued interest of $14,202 and $12,308, respectively, at fair value, were recorded at $83,476 and $49,875, respectively. The remaining principal balance of the Note is in default.

●	During February through August 2018, we issued seven convertible promissory notes to an unrelated third party due one year from the execution dates. The principal balance of these Notes on December 31, 2019 was $511,319. During September 2020, the Note holder received a total of 107,133,333 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,140. During October 2020, the Note holder received a total of 107,817,770 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,345. During October 2020, the Note holder sold the remaining debt principal value as of October 22, 2020 of $509,301 and accrued interest of $234,417 for $250,000 to a non-related party. The new note of $250,000 carries interest at 8%. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $286,969. At September 30, 2021 and December 31, 2020, the convertible note payable with principal balance of $250,000 plus accrued interest of $18,849 and $3,890, respectively, at fair value, were recorded at $837,609 and $521,370.

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party. The note carries interest at 8% and was due in July 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at fifty five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $46,734. At September 30, 2021 and December 31, 2020, the convertible note payable with principal balance of $50,000 plus accrued interest of $30,466 and $21,490, at fair value, was recorded at $250,802 and $146,232, respectively.

●	During August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. The note carries interest at 8% and was due in August 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at fifty five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $17,829. At September 30, 2021 and December 31, 2020, the convertible note payable with principal balance of $20,000 plus accrued interest of $11,713 and $8,123, at fair value, was recorded at $98,846 and $57,524, respectively.

●	During January 2019, the principal balance of $60,000 from a promissory note of $75,000 originated in September 2016 (See Note 6(2)) and accrued interest of $15,900 was restated in the form of a Convertible Note. The new note of $75,900 was due in one year from the restatement of the note. The Noteholder has the right to convert the note into shares of Common Stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $75,900. During November 2020, the Note holder assigned $20,000 of the $75,900 convertible note restated in January 2019 to a third party. The third party subsequently received a total of 100,000,000 shares of our restricted common stock in satisfaction the $20,000 of the Note with a fair value of $140,000. At September 30, 2021 and December 31, 2020, the convertible note payable of $55,900, at fair value, was recorded at $191,656 and $129,832. The note was due January 2021. The Note is in default and negotiation of settlement.

●	During February 2019, we issued a convertible promissory note to an unrelated third party in the amount up to $1,000,000 paid upon tranches. The note is due two years from the execution and funding of the note per tranche. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. The eight total tranches of the Note in the amount of $372,374 and $20,199 have been funded during 2019 and 2020, respectively. An additional three tranches of the Note for a total of $132,000 have been funded, and repayment of $40,480 has been made during the nine months ended September 30, 2021. In connection with issuance of the convertible note, the Noteholder agreed to eliminate two outstanding Notes of $27,000 and the accrued interest of $11,412 that were held by the Noteholder’s defunct entities. In connection with the issuance of the convertible note payable tranches during the nine months ended September 30, 2021, we recorded a day-one derivative loss of $2,042,612 for the period. During May and June 2019, the Note holder made conversions of a total of 750,000,000 shares of stock satisfying the principal balance of $100,000 for a fair value of $275,000. During January 2020 through February 2020, the Note holder received a total of 500,000,000 shares of our restricted common stock in satisfaction the $175,000 of the Note with a fair value of $425,000. During February through June 2021, the Note holder received a total of 240,350,000 shares of our restricted common stock in satisfaction the $120,175 of the Note with a fair value of $2,344,399 (See Note 7). The remaining balance of $88,917 is due September 2023. At September 30, 2021 and December 31, 2020, the convertible note payable with principal balance of $88,917 and $117,572, at fair value, was recorded at $497,936 and $282,173.

	Number of	Fair Value of
Date	shares converted	Debt Converted
2/25/2021	137,700,000	$1,500,930
3/3/2021	67,380,000	$599,682
4/26/2021	27,070,000	$192,197
6/1/2021	5,700,000	$35,340
6/24/2021	2,500,000	$16,250

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $240,000. Amortization for the debt discount was fully amortized as of June 30, 2020 for $22,344. At September 30, 2021 and December 31, 2020, the convertible note payable with principal balance of $240,000, at fair value, was recorded at $1,344,000 and $576,000. The Note is in default and negotiation of settlement.

(5)	At September 30, 2021 and December 31, 2020, the balance of $225,000 consisted of the advances received from a third party during the periods from May 2019 through May 2020 in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold pending the outcome of the lawsuit with the Securities and Exchange Commission (see Note 12).

(6)	During May 2020, we entered into a two-year loan agreement with the U. S. Small Business Administration for a Payroll Protection Program (PPP) loan, for $64,895 with an annual interest rate of one percent (1%), with a term of twenty-four (24) months, whereby a portion of the loan proceeds have been used for certain labor costs, office rent costs and utilities, which may be subject to a loan forgiveness, pursuant to the terms of the SBA/PPP program.

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

The accrued interest as of September 30, 2021 and December 31, 2020 for the above mentioned PPP and EIDL loans are $8,365 and $3,660, respectively.

At September 30, 2021, the future minimum principal payments for the above mentioned PPP and EIDL loans are as follows:

Years	Amount
2021(3 months remaining)	$10,725
2022	56,290
2023	3,283
2024	3,408
2025	3,538
Thereafter	137,551
214,795
Less: Long-term portion - SBA notes payable	(146,245)
Current portion	$68,550

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

During August 2021, in connection with the settlement of $16,693 of the promissory note of $183,619 restated in February 2021, we issued 20,866,250 shares of common stock with fair value of $73,032. The settlement resulted in a loss of debt in other expense of $56,339 (See Note 6).

Common Stock Issued for Debt Modification and Penalty

During January 2021, we issued a total of 25,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $166,926 amended in July 2020. The shares were valued at fair value of $107,500 (See Note 6).

Common Stock Issued for Consulting Service

During June 2021, the Company signed an agreement with a consultant for services for six months for which the Company is to issue a total of 30,000,000 shares of the Company’s restricted common stock. 5,000,000 of the shares were issued upon execution of the agreement and 5,000,000 shares will be issued every 30 days through November 2021. The 5,000,000 shares issued upon execution were valued at $33,000. The 15,000,000 shares issued during third quarter of 2021 were valued $76,000. The equity compensation charge of $54,500 and $55,945 have been recorded for the three and nine months ended September 30, 2021. The remaining unrecognized compensation cost of $53,055 will be recognized by the Company over the remaining service period. Additional 5,000,000 shares have been issued after September 30, 2021 (See Note 13).

During July 2021, the Company signed an agreement with a consultant for services for twelve months. The 5,000,000 shares issued upon execution were valued at $41,000. The equity compensation charge of $10,250 has been recorded as of September 30, 2021. The remaining unrecognized compensation cost of $30,750 will be recognized by the Company over the remaining service period.

8. STOCK WARRANTS

Common Stock Warrants

On March 3, 2016, in connection with the issuance of a convertible note, we granted five-year warrants to purchase an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.03 per share. The warrants were valued at their fair value of $0 and $9 using the Black-Scholes method at September 30, 2021 and December 31, 2020. The warrants expired in March 2021.

During December 2019, the Company granted 44,000,000 warrants at an exercise price of $0.001 per share in connection with amendment of one convertible notes payable of $22,000. The warrants were valued at $7,370 using the Black-Scholes method and recorded as a debt discount and additional paid in capital. The warrants expired in August 2020.

During August and October 2020, in connection with the issuance of amended convertible notes, the Company granted the following warrants at an exercise price of $0.001 per share. The warrants were valued using the Black-Scholes method and recorded as a debt discount. 92,100,000 warrants expired in August 2021. The remaining 36,300,000 warrants have not been exercised. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $90,144 and $123,900 using the Black-Scholes method on September 30, 2021 and December 31, 2020.

Month of Issuance	Number of Warrants	Month of Expiration
August, 2020	92,100,000	August, 2021
October, 2020	36,300,000	October, 2022

During November and December 2020, in connection with the issuance of two convertible notes, the Company granted the following warrants at an exercise price of $0.002 per share. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $100,270 and $65,634 using the Black-Scholes method on September 30, 2021 and December 31, 2020.

Month of Issuance	Number of Warrants	Month of Expiration
November, 2020	35,937,500	November, 2021
December, 2020	35,937,500	December, 2021

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the year ended December 31, 2020 and the nine months ended September 30, 2021:

	Number Of shares	Weighted average exercise price

Balance December 31, 2019	52,500,000	$0.0028
Exercised	-	-
Issued	200,275,000	0.0014
Expired	(50,000,000)	0.0015
Balance December 31, 2020	202,775,000	$0.0017
Exercised	-	-
Issued	-	-
Expired	(94,600,000)	0.0018
Balance September 30, 2021	108,175,000	$0.0017

The following table summarizes information about fixed-price warrants outstanding as of September 30, 2021 and December 31, 2020:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
September 30, 2021	$0.001-0.002	186,336,172	0.45 years	$0.0017
December 31, 2020	$0.001-0.03	51,086,612	0.93 years	$0.0017

At September 30, 2021, the aggregate intrinsic value of all warrants outstanding and expected to vest was $122,840. The intrinsic value of warrant share is the difference between the fair value of our restricted common stock and the exercise price of such warrant share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money warrants had they exercised their warrants on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on $0.0028, the closing stock price of our restricted common stock on September 30, 2021. There were 108,175,000 in-the-money warrants at September 30, 2021.

9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
Accrued consulting fees	$161,550	$166,900
Accrued settlement expenses	-	35,000
Accrued payroll taxes	210,303	215,581
Accrued interest	435,510	351,830
Accrued others	6,783	11,121
Total	$814,146	$780,432

10. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	September 30, 2021	December 31, 2020
Supplier advances for future purchases	$282,162	$246,162
Reserve for supplier advances	(246,162)	(246,162)
Net supplier advances	36,000	-
Prepaid professional fees	72,150	10,000
Deferred stock compensation	83,805	-
Total	$191,955	$10,000

We performed an evaluation of our inventory and related accounts at September 30, 2021 and December 31, 2020, and increased the reserve on supplier advances for future venom purchases by $0 and $21,303, respectively. At September 30, 2021 and December 31, 2020, the total valuation allowance for prepaid venom is $246,162.

11. CONVERTIBLE NOTES RECEIVABLE

During March 2021, we purchased a convertible note from an unrelated third party (the “Third Party”) for a total of $26,950 with original issuance discount of $2,450. The note is convertible into common shares for $0.01 per common share and matures in March 2022. The original issuance discount is amortized over the life of note. The debt discount as of September 30, 2021 was $1,220.

During May 2021, we purchased a convertible note from the Third Party for a total of $145,200 with original issuance discount of $13,200. The note is convertible into common shares for $0.01 per common share and matures in May 2022. The original issuance discount is amortized over the life of note. The debt discount as of September 30, 2021 was $8,800.

During August 2021, we purchased a convertible note from the Third Party for a total of $55,000 with original issuance discount of $5,000. The note is convertible into common shares for $0.01 per common share and matures in August 2022. The original issuance discount is amortized over the life of note. The debt discount as of September 30, 2021 was $4,165.

During September 2021, we purchased a convertible note from the Third Party for a total of $46,200 with original issuance discount of $4,200. The note is convertible into common shares for $0.01 per common share and matures in August 2022. The original issuance discount is amortized over the life of note. The debt discount as of September 30, 2021 was $4,200.

Amortization for all the convertible notes receivable was $4,750 and $6,465 recognized as other income in the statement of operations for the three and nine months ended September 30, 2021.

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

	September 30,	December 31,
	2021	2020
Lease cost
Operating lease cost	$60,297	$89,021
Short-term lease cost	-	18,698
Total lease cost	$60,297	$107,719

Balance sheet information
Operating ROU Assets	$112,117	$144,010

Operating lease obligations, current portion	75,632	82,873
Operating lease obligations, non-current portion	20,003	60,447
Total operating lease obligations	$95,635	$143,320

Weighted average remaining lease term (in years) – operating leases	1.25	1.67
Weighted average discount rate-operating leases	8%	8%

Supplemental cash flow information related to leases were as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$76,090	$98,780

Future minimum payments under these lease agreements are as follows:

December 31,	Total
2021 (Remaining 3 months)	$19,755
2022	81,080
Total future lease payments	$100,835
Less imputed interest	5,200
Total	$95,635

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of September 30, 2021. We have accrued the $142,500 in accrued expense and equity compensation.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of September 30, 2021 and December 31, 2020, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

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

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At September 30, 2021, we owed principal balance of $91,156 and accrued interest of $49,099 (See Note 6) if the defenses and our new claims are deemed to be of no merit.

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

13. SUBSEQUENT EVENTS

Convertible Notes Payable

During October 2021, we issued convertible promissory notes to the unrelated third parties for a total of $117,300 with original issuance discount of $15,300. The Noteholders have the right to convert the note into shares of Common Stock at a conversion price of $0.0008 per share. The notes are due one year from the execution and funding of the notes.

Common Stock Issued for Consulting Service

During October 2021, 5,000,000 shares have been issued pursuant to the agreement signed in June 2021 with a consultant for services for six months for which the Company is to issue a total of 30,000,000 shares of the Company’s restricted common stock through November 2021.

Settlement of accrued interest of a related-party Note

During October 2021, we issued 12,500,000 shares of common stock to satisfy the $10,000 accrued interest of a related-party note of $200,000 originated in 2010. The shares were valued at fair value of $42,500.

Convertible notes receivable

On October 1, 2021, we purchased a convertible note from the Third Party for a total of $8,000 with original issuance discount of $800. The note is convertible into common shares for $0.01 per common share and mature in October 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the nine months ended September 30, 2021 has focused upon marketing our homeopathic drugs for the treatment of pain:

● Nyloxin® (Stage 2 Pain)

● Nyloxin® Extra Strength (Stage 3 Pain)

● Pet Pain–Away

● Equine Pain–Away

● Luxury Feet

During the nine months ended September 30, 2021 and thereafter, the following has occurred:

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

Inventory Obsolescence: Inventories are valued at the lower of average cost or market value. We periodically perform an evaluation of inventory for excess, impairments and obsolete items. At September 30, 2021, our inventory consisted entirely of raw materials and finished goods that are utilized in the manufacturing of finished goods. These raw materials generally have expiration dates in excess of 10 years. We classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed.

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

Results of Operations – Comparison of Three Months Periods Ended September 30, 2021 and September 30, 2020

Sales for the three–month period ended September 30, 2021 were $19,266 compared to $13,372 for the three-month period ended September 30, 2020. The increase in net sales is primarily attributable to the increase in Pet Pain-Away sales.

Cost of sales for the three–month period ended September 30, 2021 is $9,644 compared to $3,106 for the three–month period September 30, 2020. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the three–month period ended September 30, 2021 is $9,622 or 49.94% compared to $10,266 or 76.77% for the three–month period ended September 30, 2020. The decrease in our profit margin is primarily due to increase in the credit card processing fees and manufacturing cost.

Selling, general and administrative expenses increased $303,913 or 120.11% from $253,019 for the quarter ended September 30, 2020 to $556,932 for the quarter ended September 30, 2021, generally due to the overall increase in professional fees. In addition, we had a bad debt recovery from the receivables from companies owned by the Company’s CEO for $35,000 and $59,000 for the three months ended September 30, 2021 and 2020.

Other income of $4,750 for the three months ended September 30, 2021 is related to the amortization of debt discount from the convertible notes receivables obtained during 2021.

Interest expense, including related party interest expense, increased $61,532 or 82.64%, from $74,454 for the quarter ended September 30, 2020 to $135,986 for the quarter ended September 30, 2021. This increase was primarily due to increase in amortization of loan discounts in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended September 30, 2021 and 2020, the liability related to these hybrid instruments fluctuated, resulting in a gain of $16,133,270 and $852,675, respectively.

Loss on settlement of debts increased $56,339 or 100%, from a loss of $0 for the three months ended September 30, 2020 to a loss of $56,339 for the three months ended September 30, 2021. This increase was primarily due to increase in losses on settlement of debt through issuance of shares of common stock. Stock issued for loan modification decreased $6,700 or 100% from $6,700 for the three months ended September 30, 2020 to $0 for the three months ended September 30, 2021.

As a result of the foregoing, our net income increased by $14,845,617 or 2,525.76%, from $587,768 for the quarter ended September 30, 2020 to an income of $15,433,385 for the quarter ended September 30, 2021.

Results of Operations – Comparison of Nine Months Periods Ended September 30, 2021 and September 30, 2020

Sales for the nine–month period ended September 30, 2021 were $71,748 compared to $36,728 for the nine-month period ended September 30, 2020. The increase in net sales is primarily attributable to the increase in Pet Pain-Away sales.

Cost of sales for the nine–month period ended September 30, 2021 is $24,284 compared to $12,070 for the nine–month period September 30, 2020. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the nine–month period ended September 30, 2021 is $47,464 or 66.15% compared to $24,658 or 67.14% for the nine–month period ended September 30, 2020. The decrease in our profit margin is primarily due to increase in the credit card processing cost.

Selling, general and administrative expenses increased $777,802 or 107.45% from $723,887 for the nine months ended September 30, 2020 to $1,501,689 for the nine months ended September 30, 2021, generally due to the overall increase in professional fees. In addition, we incurred bad debt expense of $38,000 from the receivables from companies owned by the Company’s CEO for the nine months ended September 30, 2021. We had a bad debt recovery from the receivables from companies owned by the Company’s CEO for $129,500 for the nine months ended September 30, 2020.

Other income of $6,465 for the nine months ended September 30, 2021 is related to the amortization of debt discount from the convertible notes receivables obtained during 2021. Other income of $5,000 for the nine months ended September 30, 2020 was due to the EIDL advance forgiven by SBA during June 2020.

Interest expense, including related party interest expense, increased $129,473 or 56.00%, from $231,200 for the nine months ended September 30, 2020 to $360,673 for the nine months ended September 30, 2021. This increase was primarily due to increase in amortization of loan discounts in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

We carry certain of our debentures and common stock warrants at fair value. For the nine months ended September 30, 2021 and 2020, the liability related to these hybrid instruments fluctuated, resulting in a loss of $12,824,783 and a gain of $2,169,152, respectively.

Loss on settlement of debts increased $463,836 or 2,108.35%, from a loss of $22,000 for the nine months ended September 30, 2020 to a loss of $485,836 for the nine months ended September 30, 2021. This increase was primarily due to increase in losses on settlement of debt through issuance of shares of common stock. Stock issued for loan modification increased $20,600 or 23.71% from $86,900 for the nine months ended September 30, 2020 to $107,500 for the nine months ended September 30, 2021.

As a result of the foregoing, our net income/loss decreased by $16,528,875 or 1,307.33%, from an income of $1,264,323 for the nine months ended September 30, 2020 to a loss of $15,264,552 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended September 30, 2021, we have an accumulated deficit of $83,898,020 at September 30, 2021. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $23,203,359 and a stockholders’ deficit of $23,620,681 at September 30, 2021.

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

Current operations are primarily being funded through a combination of product sales and convertible notes. During the nine months ended September 30, 2021, we raised $1,976,560 through the issuance of convertible notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2021, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2021, as defined in Rule 13a–15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10–K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of September 30, 2021. In light of this, we performed additional post–closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or 15d–15 under the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At September 30, 2021, we owed principal balance of $91,156 and accrued interest of $49,099 (See Note 6) if the defenses and our new claims are deemed be of no merit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued for Settlement of Debt

During August 2021, in connection with the settlement of $16,693 of the promissory note of $183,619 restated in February 2021, we issued 20,866,250 shares of common stock with fair value of $73,032.

Common Stock Issued for Consulting Service

During June 2021, the Company signed an agreement with a consultant for services for six months for which the Company is to issue a total of 30,000,000 shares of the Company’s restricted common stock. In connection with this agreement, 15,000,000 shares were issued during the third quarter of 2021.

During July 2021, the Company signed an agreement with a consultant for services for twelve months. In connection with this agreement, 5,000,000 shares were issued.

Item 3. Defaults Upon Senior Securities

Debt owed to a Director

During 2010, we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. During the nine months ended September 30, 2021, we repaid $40,000 of accrued interest in cash. At September 30, 2021 and December 31, 2020, we owed this director accrued interest of $153,402 and $179,522. During October 2021, we issued 12,500,000 shares of common stock to satisfy the accrued interest of $10,000 with fair value of $42,500.

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

NUTRA PHARMA CORP.
Registrant

Dated: November 10, 2021	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer

