Form 10-K
period 2021-12-31
NUTRA PHARMA CORP
filed 2022-04-15
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second quarter: $5,755,920.

As of April 15, 2022, there were 7,363,852,214 shares of common stock and 12,000,000 shares of Series B preferred stock issued and outstanding.

Nutra Pharma Corp (“Nutra Pharma”) and its wholly owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics Inc. are referred to herein as “we”, “our” or “us” (ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2021 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

Item 1. Business

Introduction

Nutra Pharma is a holding company that owns intellectual property and operates in the biotechnology industry. Nutra Pharma was incorporated under the laws of the state of California on February 1, 2000, under the original name of Exotic-Bird.com.

Nutra Pharma conducts drug discovery research and development activities on its own and through its wholly-owned subsidiary, ReceptoPharm,. In October 2009, Nutra Pharma launched its first consumer product called Cobroxin®, an over-the-counter pain reliever designed to treat moderate to severe chronic pain. In May 2010, Nutra Pharma launched its second consumer product called Nyloxin®, an over-the-counter pain reliever that is a stronger version of Cobroxin® and is designed to treat severe chronic pain. In December 2014, we launched Pet Pain-Away, an over-the-counter pain reliever designed to treat pain in cats and dogs. In October 2019, we launched Equine Pain-Away, an over-the-counter topical pain reliever designed to treat pain in horses. In March of 2021, we launched Luxury Feet, an over-the-counter pain reliever and anti-inflammatory product that is designed for women who experience pain or discomfort due to high heels and stilettos. In October of 2021 we began manufacturing a zeolite detoxifier called Cell Defender for a third party distributor.

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

From October 2009 until December 31, 2021, our operations centered on the marketing of Cobroxin® (our discontinued product), Nyloxin® and Nyloxin® Extra Strength. In December of 2014, we launched Pet Pain-Away and began actively marketing the product. In October of 2021, we began manufacturing a Zeolite detoxification product and conducted some online sales. During fiscal year 2021, we earned revenues of $97,735: $42,767 of it was from sales of Nyloxin®, $42,813 of it was from sales of Pet Pain-Away, and $12,155 of it was from sales of Zeolite. We launched Equine Pain-Away in October of 2019 and Luxury Feet officially launched distribution in March of 2021.

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

The Company is also pursuing the use of our technology as a potential nerve agent countermeasure that may protect war fighters from chemical weapon attacks on the battlefield.

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

On May 14, 2015 we announced that we had engaged the Nature’s Clinic to begin the process of regulatory approval of our Company’s Over–the–Counter pain drug, Nyloxin® for marketing and distribution in Canada. The Nature’s Clinic has already begun setting up their Chatham, Ontario warehouse. Due to lack of funding and then the subsequent COVID crisis, we have waited to complete the approval process to begin distributing Nyloxin® and expect to re-engage in the process in 2022.

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

In March of 2022 we announced that we had expanded our manufacturing capabilities to include liquid filling, tube filling as well as capsule production. We also announced that we had begun scaling up in-house production of dietary supplements for third-party marketers in acting as a contract manufacturer; with our first contract naming Avini Health.

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

In May of 2016, we signed a license agreement to begin the process of creating an infomercial (Direct Response) campaign for Pet Pain-Away™. In November of 2016, we announced the license agreement with DEG Productions for the marketing and distribution of Pet Pain-Away globally. DEG has the ability to earn the exclusive distribution rights for the product by reaching certain sales milestones. DEG has created their own website (www.getpetpainaway.com) and began airing commercials in December of 2016. In February of 2020, we took back the marketing of Pet Pain-Away and are currently selling the product on Amazon.com and through www.petpainaway.com

In late 2019 we created our own storefront on Amazon at www.Amazon.com/nyloxin. In August of 2020, we added Pet Pain-Away to the Amazon site. In March of 2021, we added Luxury Feet and Equine Pain-Away to our Amazon storefront. In November of 2020, our Nyloxin line of products was added to the Walmart Marketplace and sold online at www.Walmart.com. In March of 2022 we announced that Avini Health would market our products on a non-exclusive basis while we will act as their contract manufacturer for the rest of their product line.

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

According to a BBC report, chemical weapons remain a real threat to the West. In the nine-year period since the beginning of the Syrian conflict there have been over a thousand documented uses of chemical weapons; making this issue a major topic of concern in the US department of Defense and the United Nations. We will continue working with the Department of Defense and DTRA on potential funding for these applications.

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

MS Phase II (Pediatric MS Phase I/II)

We are working with our Chief Scientific Officer, Dale Vanderputten, PhD; along with consultants to begin our Phase I/Phase II studies in pediatric Multiple Sclerosis. Pending adequate financing or revenues, ReceptoPharm will continue its research and development, with the ultimate goal of commencing these trials with RPI-78M under its Orphan Designation. ReceptoPharm has thus far incurred costs of $40,000. ReceptoPharm has an estimated budget of $2,000,000. Our goal is to initiate these trials in 2022.

Currently, ReceptoPharm’s total estimated costs for all of the above projects are approximately $3,000,000.

Since receiving Orphan designation for the treatment of Pediatric MS, our plans have changed. We are now working with potential sites of care to initiate a Phase I/II clinical trial in Pediatric MS. Our next step is to have a pre-IND meeting with the FDA to go over the proposed trial protocols. It is our goal to begin these trials in 2022.

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

We incurred net losses of $13,095,521 and $769,184 for the years ended December 31, 2021 and 2020. We anticipate that these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Nyloxin® and Pet Pain Away products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have a limited revenue producing history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual losses of $13,095,521 and $769,184 during the fiscal years of operations ended December 31, 2021 and 2020, respectively. As a result, at December 31, 2021, we had an accumulated deficit of $81,728,989. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Nyloxin® and Pet Pain-Away products; or a potential licensing of our therapies under development.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2021, we had a working capital deficit of $20,606,665. Our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have a negative cash flow from operations of approximately $1.74 million and $0.88 million for the years ended December 31, 2021 and 2020, respectively. We have insufficient financial resources to fund our operations.

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

From October 2009 until December 31, 2021, our operations centered on the marketing of Cobroxin® (our discontinued product), Nyloxin® and Nyloxin® Extra Strength. In December of 2014, we launched Pet Pain-Away and began actively marketing the product. During fiscal year 2021, we earned revenues of $97,735, $42,767 of it was from sales of Nyloxin®, $42,813 of it was from sales of Pet Pain-Away, and $12,155 of it was from sales of Zeolite. During fiscal year 2020, we earned revenues of $51,897, $48,242 of it was from sales of Nyloxin® and $3,655 of it was from sales of Pet Pain-Away. If we cannot achieve sufficient sales levels of our Nyloxin® and Pet Pain-Away products or we are unable to secure financing our operations will be negatively affected.

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

As of December 31, 2021, we had 7,330,985,964 outstanding shares that were subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We lease an aggregate of 5,500 square feet of office, laboratory, and warehouse space at 1537 NW 65th Avenue, Plantation, Florida. The lease with Shelter Developers of America (“Shelter”) has been renewed through January 1, 2023. The lease calls for current monthly payments of approximately $6,500, which includes base rent, common area expenses, real estate taxes and insurance.

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

Get Credit Healthy, Inc. v. Nutra Pharma Corp. and Rik Deitsch, Case No. CACE 18-017055

On August 1, 2018, Get Credit Healthy, Inc. filed a lawsuit against the Company and Rik Deitsch (collectively the “Defendants”) in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-017055) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. Counsel for Get Credit Healthy, Inc. requested an early mediation conference in an attempt to resolve our dispute. We agreed to this request, and mediation took place on February 15, 2019. At December 31, 2018, we owed principal balance of $101,818 and accrued interest of $21,023. The lawsuit was settled on February 15, 2019 for $104,000 and was further amended. The repayments were made in full as of November 2020.

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At December 31, 2021, we owed principal balance of $91,156 and accrued interest of $51,856 (See Note 6) if the defenses and our new claims are deemed to be of no merit.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the over-the-counter (“OTC-Market”) under the trading symbol “NPHC.” The following table sets forth the high and low bid prices for each quarter within the last two fiscal years.

	2020 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.0012	$0.0004
Second Quarter	$0.0009	$0.0005
Third Quarter	$0.0016	$0.0006
Fourth Quarter	$0.0017	$0.0004

	2021 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.016	$0.001
Second Quarter	$0.0097	$0.0029
Third Quarter	$0.0086	$0.0002
Fourth Quarter	$0.0049	$0.0009

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

Holders

As of April 15, 2022, based upon records obtained from our transfer agent, there were 288 holders of record of our common stock. Our transfer agent records do not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

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

Equity Compensation Plans

Securities authorized per issuance under Equity Compensation Plans as of December 31, 2021 and 2020 are as follows:

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

2003 Plan

On December 3, 2003, our Board of Directors approved the Employee/Consultant Stock Compensation Plan (the “2003 Plan”). The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 62,500. As of December 31, 2021 and 2020, we had issued a total of 62,375 shares under the 2003 Plan.

2007 Plan

On June 6, 2007, our Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the “2007 Plan”). The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2007 Plan is 625,000. As of December 31, 2021 and 2020, we had issued a total of 618,750 shares under the 2007 Plan.

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

Series B Preferred Stock

During November 2021, the Board of Directors approved resolutions for the issuance of a total of 9,000,000 shares Series B Preferred stock to Mr. Deitsch to discharge $540,000 of his accrued salary.

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

During February 2022, the Note holder made a conversion of 12,000,000 shares of stock satisfying the principal balance of $6,000 for a fair value of $36,000.

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

During February 2022, in connection with the settlement of $16,693 of the promissory note of $183,619 restated in February 2022, we issued 20,866,250 shares of common stock to satisfy the OID of $16,693 with fair value of $54,252.

Common Stock Issued for Services

During June 2021, the Company signed an agreement with a consultant for services for six months for which the Company is to issue a total of 30,000,000 shares of the Company’s restricted common stock. 5,000,000 of the shares were issued upon execution of the agreement and 25,000,000 shares were issued every 30 days through November 2021. The 5,000,000 shares issued upon execution were valued at $33,000. The 25,000,000 shares issued during third and fourth quarter of 2021 were valued $100,000.

During July 2021, the Company signed an agreement with a consultant for services for twelve months. The 5,000,000 shares issued upon execution were valued at $41,000.

Item 6. Reserved

Not applicable.

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

Inventory Obsolescence: Inventories are valued at the lower of average cost or market value. We periodically perform an evaluation of inventory for excess, impairments and obsolete items. At December 31, 2021, our inventory consisted entirely of raw materials and finished goods that are utilized in the manufacturing of finished goods. These raw materials generally have expiration dates in excess of 10 years. Commencing on October 1, 2019, we classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed.

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

Accomplishments during 2021 & Subsequent Accomplishments

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

On March 17, 2022, we provided updates on increasing our manufacturing capabilities for the production of our own products as well as third party companies with OTC drugs as well as dietary supplements. These capabilities include: a liquid fill line, a tube filling line, an extrusion line as well as a capsule filling line.

On March 23, 2022, we announced our first agreement to act as a product formulator and contract manufacturer for an outside company, Avini Health. The first sales for the Avini Health product line began in mid-March with the launch of their initial product offerings that include: Nyloxin, a zeolite liquid product, a nano-silver product and a mushroom blend capsule.

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

Comparison of Years Ended December 31, 2021 and 2020

Sales for the year ended December 31, 2021 were $97,735 compared to $51,897 for the comparable period in 2020. All of the sales in 2021 and 2020 were related to product sales. The increase in sales is primarily attributable to an overall increase in sales of Pet Pain-Away.

Cost of sales for the years ended December 31, 2021 and 2020 was $41,268 and $15,678. Cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the year ended December 31, 2021 was $56,467 or 57.78% compared to $36,219 or 69.79% for the year ended December 31, 2020. The increase in our profit margin is primarily due to decrease in the manufacturing cost. In addition, we had an impairment of prepaid inventory of $48,000 and $21,303 for the years ended December 31, 2021 and 2020, respectively, due to slow-moving inventory.

Selling, general and administrative expenses (“SG&A”) increased $827,219 or 75.11% from $1,101,363 for the year ended December 31, 2020 to $1,928,582 for the year ended December 31, 2021. The increase is due to increases in professional fees and stock based compensation. In addition, we had a bad debt recovery from the receivables from companies owned by the Company’s CEO for $161,500 during the year ended December 31, 2020. We incurred bad debt expense of $68,330 from the receivables from companies owned by the Company’s CEO for the year ended December 31, 2021.

Other income for the year ended December 31, 2021 is of $78,254. $65,274 of it is due to the PPP loan and accrued interest forgiven by SBA, and $12,980 of it is related to the amortization of debt discount from the convertible notes receivables obtained during 2021. Other income of $5,000 for the year ended December 31, 2020 was due to the EIDL advance forgiven by SBA during June 2020.

Interest expense, including related party interest expense, increased $159,505 or 47.45%, from $336,174 for the year ended December 31, 2020 to $495,679 for the year ended December 31, 2021. This increase was primarily due to increase of amortization of loan discount in the year ended December 31, 2021 compared to the year ended December 31, 2020.

We carry certain of our debentures and common stock warrants at fair value. For the years ended December 31, 2021 and 2020, the liability related to these hybrid instruments fluctuated, resulting in a loss of $10,096,315 and $1,012,556, respectively. Interest expense on these debentures is included in the fair value loss in the statements of operations.

Loss on settlement of debts, accounts payable, and accrued expenses increased $2,073,129 or 130.61%, from the gain of $1,587,293 for the year ended December 31, 2020 to the loss of $485,836 for the year ended December 31, 2021. This increase in loss was primarily due to the increase in loss on settlement of debts through issuance of stocks.

Stock issued for loan modification increased $19,700 or 22.44% from $87,800 for the year ended December 31, 2020 to $107,500 for the year ended December 31, 2021.

Our net loss increased by $12,326,337 or 1,602.52%, from $769,184 for the year ended December 31, 2020 to $13,095,521 for the year ended December 31, 2021.

Liquidity and Capital Resources

During December 31, 2021 and 2020, respectively, we had negative cash from operations of approximately $1.74 million and $0.88 million. Our lack of cash, significant losses and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2021 and 2020, we have experienced net loss of $13,095,521 and $769,184, respectively, and had an accumulated deficit of $81,728,989 for the period from our inception to December 31, 2021. In addition, we had working capital and stockholders’ deficits at December 31, 2021 of $20,606,665 and $20,877,650, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

As of December 31, 2021, we had $90,910 in cash and owed approximately $2.73 million in vendor payables and accrued expenses. We currently do not have sufficient cash to sustain our operations for the next 12 months and will require additional financing or an increase in sales in order to execute our operating plan and continue as a going concern. Our plan is to continue to increase sales of our products and attempt to secure adequate funding to bridge the commercialization of our Nyloxin® and Pet Pain-Away products. We cannot predict whether additional financing will be in the form of equity, debt, or another form and we may be unable to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

Historically, we have relied upon loans from our Chief Executive Officer Rik J Deitsch, to fund costs associated with our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. At December 31, 2021, the balance due to our President and CEO, Rik Deitsch, and the Companies owned by him is $199,726, which is an unsecured demand loan that bears interest at 4%. During the year ended December 31, 2021, we repaid $182,741 to and collected $105,780 from Mr. Deitsch and the Companies owned by him. Additionally, accrued interest on the demand loan was $7,520 and is included in the due to officer account. For the year ended December 31, 2021, we recorded a bad debt expense of $68,330.

During the year ended December 31, 2021, we raised net cash proceeds of $2,288,560 through the issuance of convertible notes. Current operations are being funded through a combination of product sales, loans from our CEO and convertible notes.

Impact of COVID-19 on our Operations

The ramifications of the outbreak of the novel strain of COVID-19, reported to have started in December 2019 and spread globally, are filled with uncertainty and changing quickly. Our operations have continued during the COVID-19 pandemic and we have not had significant disruption. Beginning in June 2020, the Company experienced a delay in retail rollout as a downstream implication of the slowing economy. We also closed our Coral Springs office in effort to save money. During May 2020, we received approval from SBA to fund our request for a PPP loan for $64,895. We used the proceeds primarily for payroll costs. The entire loan was forgiven in November 2021 and recorded as other income on the Statement of Operations. During April and June 2020, we obtained the loan in the amount of $150,000 from SBA under its Economic Injury Disaster Loan assistance program. We used the proceeds primarily for rent, payroll, utilities, accounting and legal expenses.

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

Item 8. Financial Statements and Supplementary Data

The information required by this item begins on page F-1 and is attached hereto and incorporated herein by reference. The index to our annual financial statements as of and for the years ended December 31, 2021 and 2020 can be found under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2021, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2021. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2021, our management concluded that its material weaknesses in its internal controls over financial reporting include matters pertaining to: (a) lack of qualified accounting personnel; (b) inadequate segregation of duties, and (c) the need to enhance the supervision, monitoring and reviewing of financial statement preparation processes due to lack of qualified accounting personnel.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 and concluded that it is ineffective because of the material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; (ii) inadequate segregation of duties; (iii) limited checks and balances in processing cash and other transactions; and (iv) lack of independent directors and an independent audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter ended December 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In conjunction with Item 9A above (Evaluation of Internal Controls over Financial Reporting) and following our management’s assessment and conclusion that our internal control over financial reporting as of December 31, 2021 is ineffective, because of the material weaknesses described above, we are seeking a new Chief Financial Officer pending funding.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Our Director and former ReceptoPharm’s President, Harold Rumph, passed on August 9, 2020. Our Chief Scientific Officer, Dale Vanderputten, PhD currently acts as the President of ReceptoPharm.

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

Listed below are our executive officers and directors as of December 31, 2021

Name	Age	Position with the Company	Director Since
Rik J. Deitsch	54	Chairman, President and Chief Executive Officer	2002
Stewart Lonky, M.D.	73	Director (1)	2004
Garry R. Pottruck	63	Director (1)	July 2009
Dale Vanderputten	60	Chief Scientific Officer	August 2016

(1)	Dr. Lonky and Garry R. Pottruck are members of our Audit Committee and Compensation Committee.

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

Section 16(a) Compliance of Officers and Directors

As of April 15, 2022, based on our review of Forms 3, 4, 5, and Schedule 13D furnished to us during the last fiscal year, all of our officers and directors filed the required reports.

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

(ii) Compensation Committee

On November 5, 2004, our Board of Directors established a Compensation Committee. We do not have a Compensation Committee Charter. Dr. Lonky serves on our Compensation Committee and Mr. Pottruck became our Compensation Committee’s Chairman as of July 29, 2009. During our 2021 fiscal year, our Compensation Committee met two times. Our Compensation Committee reviews all salaries, expenses, stock plans, and other compensation paid to our officers, directors, consultants, and others. Our Compensation Committee has not adopted any specific processes or procedures for considering executive and director compensation.

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

c. Board of Director Meetings

We had five Board of Directors meetings during our 2021 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d. Annual Shareholder Meetings

We held no annual shareholder meeting during 2021.

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

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2021 and 2020.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rik Deitsch	2020	130,000	—	—	—	—	—	—	130,000
Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board	2021	130,000	—	—	—	—	—	—	130,000

Dale Vanderputten	2020	144,000	—	—	—	—	—	—	144,000
Chief Scientific Officer	2021	144,000	—	—	—	—	—	—	144,000

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2021.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stewart Lonky	0	0	0	0	0	0	0
Garry Pottruck	0	0	0	0	0	0	0
Harold H. Rumph	0	0	0	0	0	0	0

(1)	Represents salary accrued or paid during 2021

Director Compensation

There are no standard arrangements to which directors are compensated for services provided to us. Should we obtain adequate funding or sufficient revenues to justify standard arrangements for director compensation, we will consider whether to adopt such a compensation plan.

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2021 to any executive officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of April 15, 2022, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 7,363,852,214 shares of common stocks and 12,000,000 shares of Series B Preferred Stock issued and outstanding as of April 15, 2022:

Security Ownership of Management and Beneficial Owners

Name and Address of Director or Executive Officer	Number of Common Shares Beneficially Owned (1)	Percent of Common Shares	Number of Series B Preferred Shares Beneficially Owned (2)	Percent of Preferred Shares	% of Total Votes Held (Common & Preferred) (3)

Rik J. Deitsch	48,298,859	0.66%	12,000,000	100.00%	62.22%
Chairman/Chief Executive Officer/President
1537 NW 65thAve
Plantation, FL 33313

Dr. Stewart Lonky	4,755,450	0.07%	0	0.00%	0.02%
Director
12936 Discovery Creek
Playa Vista, CA 90094

Harold Rumph	4,966,675	0.07%	0	0.00%	0.03%
Director
1537 NW 65thAve
Plantation, FL 33313

Garry Pottruck	17,198,475	0.23%	0	0.00%	0.09%
Director
10768 NW 18 Court
Coral Springs, Florida 33071

Dale Vanderputten, PhD	2,500,000	0.03%	0	0.00%	0.01%
Chief Scientific Officer
7120 Hialeah Ln
Parkland, FL 33067

All executive officers and directors as a group (5) persons	77,719,459	1.06%	12,000,000	100.00%	62.37%

(1)	Based upon 7,363,852,214 shares of common stock issued and outstanding as of the Record Date.
(2)	Based upon 12,000,000 shares of Series B Preferred Stock issued and outstanding as of the Record Date.
(3)	Based upon 7,363,852,214 shares of common stock and 12,000,000 shares of Series B Preferred Stock. Each Series B Preferred Stock entitled to 1,000 votes per share or an aggregate of 12,000,000,000 votes.

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

At December 31, 2021, the balance due to our President and CEO, Rik Deitsch, and the Companies owned by him is $199,726, which is an unsecured demand loan that bears interest at 4%. During the year ended December 31, 2021, we repaid $182,741 to and collected $105,780 from Mr. Deitsch and the Companies owned by him. Additionally, accrued interest on the demand loan was $7,520 and is included in the due to officer account. For the year ended December 31, 2021, we recorded a bad debt expense of $68,330 for the receivables from companies owned by the Company’s CEO.

Debt owed to a Director

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. We repaid $40,000 of the accrued interest during the first and second quarters of 2021. During October 2021, we issued 12,500,000 shares of common stock to satisfy the $10,000 accrued interest. The shares were valued at accrued payable amount due to the fact that it was a related party transaction. At December 31, 2021 and 2020, we owed this director accrued interest of $147,768 and $179,522. The interest expense for the years ended December 31, 2021 and 2020 was $18,246 and $19,967.

Debt owed to a related party

In December 2017, we issued a promissory note to a related party in the amount of $12,000 with original issuance discount of $2,000. The note was amended in December 2018 with original issuance discount of $2,400 and was due in twelve months from the execution and funding of the note. At December 31, 2021 and 2020, the principal balance of the loan is $0 and $14,400. During June 2020, the Note of $14,400 was settled with cash payment of $14,400 and 5,000,000 shares of common stocks. The shares were valued at fair value of $3,000

Director Independence

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The fees billed to us or to be billed by our current auditor, Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“RotenbergMeril”), for the audits of our 2021 and 2020 annual consolidated financial statements and the reviews of our interim condensed consolidated financial statements was $100,000 and $76,000.

Audit-Related Fees

Audit-related fees represent review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years, and the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. No such fees were billed by RotenbergMeril for 2021 or 2020, respectively.

Tax Fees

No such fees were billed by RotenbergMeril for 2021 or 2020, respectively.

All Other Fees

No such fees were billed by RotenbergMeril for 2021 or 2020, respectively.

As of December 31, 2021, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company has an audit committee which reviewed all fees to the principal accountant. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

Dated: April 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Rik J. Deitsch	Chairman of the Board, President,	April 15, 2022
Chief Executive Officer,
Principal Financial Officer,
Principal Accounting Officer

/s/ Garry R. Pottruck	Director	April 15, 2022

/s/ Stewart Lonky	Director	April 15, 2022

Nutra Pharma Corporation

Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nutra Pharma Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutra Pharma Corp. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and a significant amount of indebtedness in default. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Saddle Brook, New Jersey

April 15, 2022

NUTRA PHARMA CORP.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$90,910	$-
Accounts receivable	45,998	37,080
Inventory, current portion	31,289	5,271
Other receivable	6,000	3,000
Convertible notes receivable	273,480	-
Prepaid expenses and other current assets	86,150	10,000
Total current assets	533,827	55,351

Inventory, less current portion	98,880	78,880
Property and equipment, net	44,701	14,742
Operating lease right-of-use assets	93,811	144,010
Security deposit	8,803	8,803
Total assets	$780,022	$301,786

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$672,372	$599,428
Accrued expenses	851,470	780,432
Accrued payroll due to officers	1,053,693	1,429,693
Accrued interest to related parties	147,768	179,522
Due to officer	199,726	200,837
Derivative liabilities	10,537,344	3,567,176
Other debt, net of discount, current portion	7,598,325	4,631,921
SBA notes payable, current portion	2,121	10,725
Operating lease obligations, current portion	77,673	82,873
Total current liabilities	21,140,492	11,482,607
Convertible notes, less current portion	369,401	48,477
SBA notes payable, less current portion	147,779	204,070
Operating lease obligations, less current portion	-	60,447
Total liabilities	21,657,672	11,795,601

Commitments and Contingencies

Stockholders’ deficit:

Preferred stock, $0.001 par value, 0 and 20,000,000 shares authorized at December 31, 2021 and 2020: 0 and 3,000,000 Series A Preferred shares issued and outstanding at December 31, 2021 and 2020	-	3,000
Preferred stock, $0.001 par value, 20,000,000 and 0 shares authorized at December 31, 2021 and 2020: 12,000,000 and 0 Series B Preferred shares issued and outstanding at December 31, 2021 and 2020	12,000	-
Common stock, $0.001 par value, 12,000,000,000 and 8,000,000,000 shares authorized: 7,330,985,964 and 6,955,197,214 shares issued and outstanding at December 31, 2021 and 2020	7,330,986	6,955,197
Additional paid-in capital	53,508,353	50,181,456
Accumulated deficit	(81,728,989)	(68,633,468)
Total stockholders’ deficit	(20,877,650)	(11,493,815)
Total liabilities and stockholders’ deficit	$780,022	$301,786

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2021	2020

Net sales	$97,735	$51,897
Cost of sales	(41,268)	(15,678)
Change in reserve for supplier advances for purchases	(48,000)	(21,303)
Gross profit	8,467	14,916

Operating expenses:
Selling, general and administrative -
including stock based compensation of $153,500 and $8,500 for the years ended December 31, 2021 and 2020, respectively	1,928,582	1,101,363
Bad debt expense (recovery) -related party	68,330	(161,500)
Total operating expenses	1,996,912	939,863
Loss from operations	(1,988,445)	(924,947)

Other income (expenses)
Other income	78,254	5,000
Interest expense	(477,433)	(316,207)
Interest expense to related parties	(18,246)	(19,967)
Change in fair value of convertible notes and derivatives	(10,096,315)	(1,012,556)
Stock based loan modification cost	(107,500)	(87,800)
(Loss) gain on settlement of debt and accrued expense, net	(485,836)	1,587,293
Total other income (expenses)	(11,107,076)	155,763
Loss before income taxes	(13,095,521)	(769,184)
Provision for income taxes	-	-
Net loss	$(13,095,521)	$(769,184)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the year - basic and diluted	7,232,591,111	6,607,482,758

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2021 and 2020

	Preferred Stock						Additional		Total
	Series A		Series B		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2019	3,000,000	$3,000	-	$-	5,876,746,111	$5,876,746	$50,283,503	$(67,864,284)	$(11,701,035)

Common stock issued for debt modification and penalty					138,500,000	138,500	(50,700)		87,800
Common stock issued for conversion of debt					814,951,103	814,951	(13,847)		801,104
Common stock issued for settlement of debt					125,000,000	125,000	(37,500)		87,500
Net loss								(769,184)	(769,184)
Balance -December 31, 2020	3,000,000	3,000	-	-	6,955,197,214	6,955,197	50,181,456	(68,633,468)	(11,493,815)

Exchange of Series A Preferred Stock for Series B Preferred stock	(3,000,000)	(3,000)	3,000,000	3,000	-	-	-		-
Series B Preferred Stock issued in exchange for accrued salary			9,000,000	9,000	-	-	531,000		540,000
Common stock issued in exchange for services to consultants			-	-	35,000,000	35,000	139,000		174,000
Common stock issued in exchange for accrued interest to a related party			-	-	12,500,000	12,500	(2,500)		10,000
Common stock issued for debt modification and penalty			-	-	25,000,000	25,000	82,500		107,500
Common stock issued for conversion of debt			-	-	240,350,000	240,350	2,104,049		2,344,399
Common stock issued for settlement of debt			-	-	62,938,750	62,939	472,848		535,787
Net loss								(13,095,521)	(13,095,521)
Balance -December 31, 2021	-	$-	12,000,000	$12,000	7,330,985,964	$7,330,986	$53,508,353	$(81,728,989)	$(20,877,650)

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(13,095,521)	$(769,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in reserve for supplier advances for purchases	48,000	21,303
Bad debt expense (recovery) - related party	68,330	(161,500)
Accrued interest expense for amount due to officer	7,520	7,675
Loss on settlement of debt and accrued expense	485,836	(1,587,293)
Depreciation	9,084	3,831
Stock-based compensation	153,500	8,500
Stock-based loan modification cost	107,500	87,800
Amortization of convertible notes receivable discount	(12,980)	-
Forgiveness of PPP loan	(65,274)	-
Change in fair value of convertible notes and derivatives	10,096,315	1,012,556
Amortization of loan discount	326,391	130,485
Amortization of operating lease right-of-use assets	54,301	63,520
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,920)	(4,601)
Increase in other receivable	(9,000)	(3,000)
Increase in inventory	(46,018)	(23,791)
Increase in prepaid expenses and other current assets	(103,650)	(15,906)
Increase in accounts payable	72,944	10,297
Increase in accrued expenses	94,676	214,235
Increase in accrued payroll due to officers	164,000	180,300
Increase (decrease) in accrued interest to related parties	(21,754)	19,967
Decrease in operating lease obligations	(69,749)	(73,280)
Net cash used in operating activities	(1,744,469)	(878,086)

Cash flows from investing activities:
Convertible notes receivable advances	(254,500)	-
Acquisition of equipment	(39,043)	(5,905)
Net cash used in investing activities:	(293,543)	(5,905)

Cash flows from financing activities:
Loans from officer	105,780	254,000
Repayment of officer loans	(182,741)	(22,150)
Repayments of notes payable-related party	-	(14,400)
Proceeds from convertible notes	2,288,560	527,983
Repayment of convertible notes	(67,302)	(5,782)
Advances from an unrelated third party	-	50,000
Repayments of other notes payable	(15,375)	(120,455)
Proceeds from SBA notes payable	-	214,795
Net cash provided by financing activities	2,128,922	883,991

Net increase in cash	90,910	-

Cash - beginning of period	-	-

Cash - end of period	$90,910	$-

Supplemental Cash Flow Information:
Cash paid for interest	$42,677	$1,049
Cash paid for income taxes	$-	$-
Non Cash Financing and Investing:
Common stock issued in settlement of notes and accrued expenses	$535,787	$87,500
Common stock issued for conversion of debt	$2,344,399	$801,104
Common stock issued to satisfy accrued interest-related party	$10,000	$-
Preferred stock issued satisfy accrued salary	$540,000	$-
Warrants issued with Debt--Debt discount	$150,000	$105,000
Purchase of equipment included in accounts payable	$-	$5,905
Increase of right-of-use asset due to lease renewal	$4,102	$-
Increase of operating lease liabilities due to lease renewal	$4,102	$-
Reclassification of accrued interest to debt	$-	$30,850
Reclassification of rental receivable to convertible notes receivable	$6,000	$-

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nutra Pharma Corp. (“Nutra Pharma”), is a holding company that owns intellectual property and operates in the biotechnology industry. Nutra Pharma was incorporated under the laws of the state of California on February 1, 2000, under the original name of Exotic-Bird.com.

Through its wholly-owned subsidiary, ReceptoPharm, Inc. (“ReceptoPharm”), Nutra Pharma conducts drug discovery research and development activities. In October 2009, Nutra Pharma launched its first consumer product called Cobroxin®, an over-the-counter pain reliever designed to treat moderate to severe chronic pain. In May 2010, Nutra Pharma launched its second consumer product called Nyloxin®, an over-the-counter pain reliever that is a stronger version of Cobroxin® and is designed to treat severe chronic pain. In December 2014, Nutra Pharma launched Pet Pain-Away, an over-the-counter pain reliever designed to treat pain in cats and dogs. In October 2019, we launched Equine Pain-Away, an over-the-counter topical pain reliever designed to treat pain in horses. In March of 2021, we launched Luxury Feet, an over-the-counter pain reliever and anti-inflammatory product that is designed for women who experience pain or discomfort due to high heels and stilettos. In October of 2021 we began manufacturing a zeolite detoxifier called Cell Defender for a third party distributor.

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

Liquidity and Going Concern

Our Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $81,728,989 at December 31, 2021. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $20,606,665 and a stockholders’ deficit of $20,877,650 at December 31, 2021.

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

Impact of COVID-19 on our Operations

The ramifications of the outbreak of the novel strain of COVID-19, reported to have started in December 2019 and spread globally, are filled with uncertainty and changing quickly. Our operations have continued during the COVID-19 pandemic and we have not had significant disruption. Beginning in June 2020, the Company experienced a delay in retail rollout as a downstream implication of the slowing economy. We also closed our Coral Springs office in effort to save money. During May 2020, we received approval from the Small Business Administration (“SBA”) to fund our request for a PPP loan for $64,895. We used the proceeds primarily for payroll costs. The entire loan was forgiven in November 2021 and recorded as other income on the Statement of Operations. During April and June 2020, we obtained the loan in the amount of $150,000 from the SBA under its Economic Injury Disaster Loan assistance program. We used the proceeds primarily for rent, payroll, utilities, accounting and legal expenses (See Note 6).

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. No allowance for doubtful account is deemed to be required at December 31, 2021 and 2020.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. Commencing on October 1, 2019, we classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of goods sold. We performed an evaluation of our inventory and related accounts at December 31, 2021 and 2020, and increased the reserve on supplier advances for future venom purchases included in prepaid expenses and other current assets by $48,000 and $21,303, respectively. At December 31, 2021 and 2020, the total valuation allowance for prepaid venom was $294,162 and $246,162, respectively.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the year ended December 31, 2021, there was one customer that accounted for 21% of the total revenues. For the year ended December 31, 2020, there was one customer that accounted for 37% of the total revenues. As of December 31, 2021 and 2020, 100% of the accounts receivable balance are reserves due from two payment processors.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position. At December 31, 2021 and 2020, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which we incur losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive or have no effect on earnings per share. Any common shares issued as of a result of the exercise of conversion options and warrants would come from newly issued common shares from our remaining authorized shares. As of December 31, 2021 and 2020, the following items were not included in the calculation of dilutive loss per share as the effect is anti-dilutive:

	31-Dec-21	31-Dec-20
Options and warrants	446,703,571	202,775,000
Convertible notes payable at fair value	1,427,853,386	1,515,706,865
Convertible notes payable	4,913,379,125	2,814,694,508
Total	6,787,936,082	4,533,176,373

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which will clarify and reduce diversity in practice. Specifically, the new standard includes a recognition model comprising four categories of transactions and corresponding accounting treatment for each category. The category that would apply to a modification or an exchange of an equity-classified warrant would depend on the substance of the modification transaction (e.g. a financing transaction to raise equity versus one to raise debt). This recognition model is premised on the idea that the accounting for the transaction should not differ from what it would have been had the issuer of the warrants paid cash instead of modifying the warrants. ASU 2021-04 will be effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. This ASU will be applied prospectively to modifications or exchanges occurring on or after the effective date of the ASU. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at December 31, 2021 and December 31, 2020:

	Fair Value Measurements at December 31, 2021
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$710,585	$-	$-	$710,585
Derivative liabilities	$9,826,759	$-	$9,826,759	$-
Convertible notes at fair value	$2,855,709	$-	$-	$2,855,709

	Fair Value Measurements at December 31, 2020
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$189,543	$-	$-	$189,543
Derivative liabilities	$3,377,633	$-	$3,377,633	$-
Convertible notes at fair value	$1,832,439	$-	$-	$1,832,439

The following table shows the changes in fair value measurements for the warrant liability using significant unobservable inputs (Level 3) during the years ended December 31, 2021 and 2020:

Description	2021	2020
Beginning balance	$189,543	$1,411
Purchases, issuances, and settlements	590,885	143,369
Total loss (gain) included in earnings (1)	(69,843)	44,763
Ending balance	$710,885	$189,543

(1)	The loss (gain) related to the revaluation of our warrant liability is included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

We valued our warrants using a Dilution-Adjusted Black-Scholes Model. Assumptions used include (1) 0.19% to 0.39% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 273% to 276% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

We valued derivative liabilities using the number of potential convertible shares for warrants in equity and convertible notes with fixed conversion price that are recorded at amortized cost times the closing stock price of our restricted common stock at December 31, 2021 and 2020, respectively. These derivative liabilities are recorded due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit and the equity environment is tainted, and therefore all convertible debt and options and warrants should be accounted for as liabilities.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at December 31, 2021 and 2020:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
2021	$762,446	8%-10%	20%-24%	N/A	$0.00050-$0.00097	50%-60%	3 to 25 Days
2020	$766,101	8%-10%	20%-24%	N/A	$0.00050-$0.00064	50%-60%	3 to 25 Days

Using the stated assumptions summarized in table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the year ended December 31, 2021 and 2020:

Description	2021	2020
Beginning balance	$1,832,439	$5,814,047
Purchases and issuances	132,000	25,981
Day one loss on value of hybrid instrument (1)	2,042,612	318,174
Loss (gain) from change in fair value (1)	1,233,538	(1,931,927
Gain on settlement	-	(1,609,294
Debt discount	-	22,344
Repayments in cash	(40,480)	(5,782)
Conversion to common stock	(2,344,399)	(801,104)
Ending balance	$2,855,709	$1,832,439

(1)	The (gains) losses related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At December 31, 2021 and 2020, inventories were as follows:

	December 31, 2021	December 31, 2020
Raw Materials	$126,349	$78,880
Finished Goods	3,820	5,271
Total Inventories	130,169	84,151
Less: Long-term inventory	(98,880)	(78,880)
Current portion	$31,289	$5,271

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Computer equipment	$25,120	$25,120
Furniture and fixtures	34,757	34,757
Lab equipment	104,564	65,521
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	266,886	227,843
Less: Accumulated depreciation	(222,185)	(213,101)
Property and equipment, net	$44,701	$14,742

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At December 31, 2021, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the years ended December 31, 2021 and 2020 was $9,084 and $3,831, respectively.

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

At December 31, 2021, the balance due to Rik Deitsch, and the Companies owned by him is $199,726, which is an unsecured demand loan that bears interest at 4%. During the year ended December 31, 2021, we repaid $182,741 to and collected $105,780 from Mr. Deitsch and the Companies owned by him. Additionally, accrued interest on the demand loan was $7,520 and is included in the due to officer account. For the year ended December 31, 2021, we recorded a bad debt expense of $68,330 for the receivables from these Companies.

6. DEBTS

Debts consist of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Notes payable – Unrelated third parties (Net of discount of $0 and $1,500, respectively) (2)	$1,135,257	$1,346,057
Convertible notes payable – Unrelated third parties (Net of discount of $283,429 and $101,448, respectively) (3)	3,751,760	1,276,902
Convertible notes payable, at fair value (4)	2,855,709	1,832,439
Other advances from an unrelated third party (5)	225,000	225,000
SBA notes payable(6)	149,900	214,795
Ending balances	8,117,626	4,895,193
Less: Long-term portion-Convertible Notes payable-Unrelated third parties	(369,401)	(48,477)
Less: Long-term portion- SBA notes payable	(147,779)	(204,070)
Current portion	$7,600,446	$4,642,646

(1)	During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. We repaid $40,000 of the accrued interest during the first and second quarters of 2021. During October 2021, we issued 12,500,000 shares of common stock to satisfy the $10,000 accrued interest. The shares were valued at accrued payable amount due to the fact that it was a related party transaction. At December 31, 2021 and 2020, we owed this director accrued interest of $147,768 and $179,522. The interest expense for the years ended December 31, 2021 and 2020 was $18,246 and $19,967.

(2)	At December 31, 2021 and 2020, the balance of $1,135,257 and $1,346,057 net of discount of $0 and $1,500, respectively, consisted of the following loans:

●	In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The Notes carry interest at 12% annually and were originally due on the date that was six-months from the execution and funding of the note. The principal balance of $101,818 and accrued interest of $21,023 were settled on February 15, 2019 for $104,000 with scheduled payments through May 1, 2020. During the first quarter of 2020, the settlement was further amended to $88,500. We recorded a gain on settlement of debt in other income for $15,500 during the first quarter of 2020. The settlement balance of $88,500 was repaid in full during November 2020. At December 31, 2021 and 2020, we owed principal balance of $91,156, and accrued interest of $51,856 and $40,917, respectively. The remaining principal balance of $91,156 and accrued interest of $51,856 is being disputed in court and negotiation for settlement (See Note 13).

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. We signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). We repaid $25,000 during the three months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013 the debt of $281,772 reverted back to LPR.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge, and it is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At December 31, 2021 and 2020, the accrued interest is $5,783 and $4,769.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At December 31, 2021 and 2020, the outstanding principal balance is $50,000 and accrued interest is $74,334 and $62,167.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At December 31, 2021 and 2020, the outstanding principal balance is $50,000 and accrued interest is $67,534 and $55,367.

●	A promissory note originally issued to an unrelated third party in August 2016 was restated in September 2019 in the amount of $333,543 bearing monthly interest at a rate of 2.0% and was due September 2020. In connection with this restated note, we issued 20,000,000 shares of our common stock. During September 2020, we issued a total of 10,000,000 restricted shares due to the default on repayments. The shares were valued at fair value of $6,000. The common stock was valued at $5,895 and recorded as a debt discount that was amortized over the life of the note. Amortization for this debt discount was fully amortized at December 31, 2020. The Note is in default and negotiation of settlement. At December 31, 2021 and 2020, the principal balance is $333,543, and the accrued interest is $187,673 and $167,216, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In March 2018, $15,000 of the principal balance of the note was assigned to an unrelated third party and is in negotiation of settlement. In January 2020, the remaining principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). At December 31, 2021 and 2020, the principal balance outstanding is $15,000 and the accrued interest is $1,371.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2021 and 2020, the accrued interest is $63,834 and $51,667, respectively.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2021 and 2020, the accrued interest is $5,750 and $4,483, respectively.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively, with the monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. The Company repaid a total of $34,976, $42,698, and $44,478 during 2018, 2019 and 2020, respectively. Additionally, repayment of $14,376 was made during the first quarter of 2021. At December 31, 2021 and 2020, the principal balance is $33,874 and $48,250, respectively. The portion of settlement of $130,401 was repaid in full as of March 31, 2021. The remaining balance of $33,874 is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2021 and 2020, the principal balance of the note is $50,000.

●	During September 2018 and 2019, a promissory note originally issued to an unrelated third party in September 2017 was amended in the amount of $36,000 including original issuance discount of $6,000 each due in September 2019 and 2020. The Note was further restated in September 2020. The restated principal balance was $33,000 with the original issuance discount of $3,000 and was due March 2021. The original issue discount is amortized over the term of the loan. Repayments of $7,000, $5,000, and $6,500 have been made during 2018, 2019, and 2020, respectively. Additionally, repayment of $1,000 was made during the first quarter of 2021. The Note is under personal guarantee by Mr. Deitsch. At December 31, 2020, the principal balance of the note is $29,500 net of debt discount of $1,500. The remaining debt discount of $1,500 was fully amortized as of March 2021. During March 2021, the remaining balance of $30,000 was sold to an unrelated third party in the form of a convertible note at a fixed conversion price of $0.01 per share (See Note 6(3)). The new note carries interest at 12% with scheduled monthly payments of $1,000 beginning in April 2021 through March 2024.

●	During January 2020, a promissory note originally issued to an unrelated third party in October 2017 in the amount of $60,000 and the Note of $76,076 originally issued in July 2016 plus accrued interest of $12,149 were combined and restated at a rate of 2.0% monthly due July 2020. During July 2020, the restated Note of $148,225 plus accrued interest of $18,701 was further restated. The new principal balance was $166,926 that carries interest at a rate of 2.0% monthly and was due January 2021. At December 31, 2020, the principal balance and accrued interest was $166,926 and $18,917. During February 2021, we issued 29,072,500 shares of common stock to satisfy the accrued interest of $23,258 with fair value of $343,056 (See Note 7). The settlement of accrued interest resulted in a loss on settlement of debt for $319,798 in other expense. The principal balance of $166,926 was further restated. The restated balance was $183,619 with an original issuance discount of $16,693 and was due August 2021. The original issuance discount of $16,693 has been fully amortized as of August 2021. During August 2021, we issued 20,866,250 shares of common stock to satisfy the principal balance of $16,693 with fair value of $73,032 (See Note 7). The settlement of balance of $16,693 resulted in a loss on settlement of debt for $56,339 in other expense. The remaining balance of $166,926 was further restated in the form of a convertible note at a fixed conversion price of $0.002 per share (See Note 6(3)).

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. During March 2020, $50,000 of the Note was settled for 125,000,000 shares with a fair value of $87,500. We recorded a loss on settlement in other expense for $37,500 in March 2020. An additional 36,000,000 shares were issued to satisfy the default provision of the original note and 10,000,000 shares were issued along with the restatement. The total fair value of issued stock was $32,200. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. The $84,000 due in September 2020 is in default and negotiation of further settlement. At December 31, 2021 and 2020, the principal balance of the loan is $84,000.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note is in default and in negotiation of settlement. The note was due in six months from the execution and funding of the note. At December 31, 2021 and 2020, the principal balance of the note is $18,000 and the accrued interest is $2,000.

(3)	At December 31, 2021 and 2020, the balance of $3,751,760 and $1,276,902 net of discount of $283,430 and $101,448, respectively, consisted of the following convertible loans:

●	On March 19, 2014, we issued two Convertible Debentures in the amount of up to $500,000 each (total $1,000,000) to two non-related parties. The first tranche of $15,000 each (total $30,000) of the funds was received during the first quarter of 2014. The notes carry interest at 8% and were due on March 19, 2018. During 2018, repayment of $3,000 was made. At December 31, 2018, the principal balance of the note is $27,000 and the accrued interest is $11,412. The two outstanding Notes were settled in connection with issuance of the convertible note in the amount of up to $1,000,000 in February 2020 (See Note 6(4)), as a result, we recorded a gain on settlement of debt in other income for $38,412.

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000 and a conversion option. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At December 31, 2021 and 2020, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to the 20 unrelated third parties for a total of $618,250 with original issue discount of $62,950. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. The total discount of $255,655 and original issuance discount of $62,950 have been fully amortized during 2019 for $28,421.

During February 2019, we issued convertible notes payable of $70,000 with original issuance discount of $5,000. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price of $0.0005 per share. During December 2019, $22,000 of the Note was amended to extend the maturity date to June 2020. During August 2020, the convertible promissory notes of $38,500 was amended to add additional original issuance discount (OID) of $7,550 due August 2021. These notes were further amended to due August 2022 on January 1, 2022. During October 2020, a convertible promissory note of $16,500 was amended to add additional OID of $1,650 due April 2021. In connection with the issuance of amended convertible notes, the Company granted the following warrants at an exercise price of $0.001 per share. The warrants were valued using the Black-Scholes method and recorded as a debt discount. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $195,178 and $123,900 on December 31, 2021 and 2020 (See Note 8). The debt discounts associated with the warrants in August 2020 was for $38,500. The debt discounts associated with the warrants in October was for $16,500. The debt discounts are amortized over the life of the notes.

Month of Issuance	Number of Warrants	Fair Value of Warrants Recorded as Debt Discount	Month of Expiration
December, 2019	44,000,000	$7,370	August, 2020
August, 2020	92,100,000	$38,500	August, 2022
October, 2020	36,300,000	$16,500	October, 2022

During May 2019, we restated two convertible notes payable with additional original issue discount of $6,400. The two restated notes were due in August 2020 and are in default.

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

During the year ended December 31, 2020, we issued convertible notes payable of $555,600 with original issuance discount of $53,600. $287,400 of these notes were due in a year, and $268,200 of the Notes are due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0002 to 0.0008 per share. During July 2020, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $22,000 originated in December 2019. The shares were valued at fair value of $700 (See Note 7). In addition, in connection with the issuance of two of the above mentioned convertible notes of $57,500 with original issuance discount of $7,500 due in one year, the Company granted the 71,875,000 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. The two Notes of $57,500 were further amended to due August 2022 on January 1, 2022. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The debt discounts associated with the warrants and OID for $50,000 and $7,500, respectively, are amortized over the life of the notes. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $106,032 and $65,634 using the Black-Scholes method on December 31, 2021 and 2020 (See Note 8).

At December 31, 2020, the principal balance of the notes, net of discount of $101,448 is $1,276,902. The total discount amortization on all notes was $83,720.

During the first quarter of 2021, we issued convertible promissory notes to the unrelated third parties for a total of $717,667 with original issuance discount of $93,609. During the second quarter of 2021, we issued convertible promissory notes to the unrelated third parties for a total of $864,225 with original issuance discount of $112,725. During the third quarter of 2021, we issued convertible promissory notes to the unrelated third parties for a total of $539,351 with original issuance discount of $70,350. During the fourth quarter of 2021, we issued convertible promissory notes to the unrelated third parties for a total of $358,800 with original issuance discount of $46,800. The Noteholders have the right to convert the note into shares of Common Stock at a conversion price ranging from $0.0003 to $0.002 per share. The notes are due one year from the execution and funding of the notes. On January 1, 2022, $228,563 of the Notes issued during January to April 2021 were amended to extend the due date to August 29, 2022.

During December 2021, in connection with the issuance of three of the above mentioned convertible notes of $172,500 with original issuance discount of $22,500 due in one year, the Company granted the 246,428,571 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The debt discounts associated with the warrants and OID for $150,000 and $22,500, respectively, are amortized over the life of the notes. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $409,374 using the Black-Scholes method on December 31, 2021(See Note 8).

During March 2021, the remaining balance of promissory note of $30,000 originally issued in September 2018 was sold to an unrelated third party in the form of a convertible note at a fixed conversion price of $0.01 per share (See Note 6(2)). The new note carries interest at 12% with scheduled monthly payments of $1,000 beginning in April 2021 through March 2024. Repayment of $7,323 has been made through December 31, 2021. The principal balance as of December 31, 2021 is $22,677, and the interest expense for the year ended December 31, 2021 is $2,677.

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

During August 2021, the remaining balance of promissory note of $166,926 was restated in the form of a convertible note at a fixed conversion price of $0.002 per share (See Note 6(2)). The restated balance is $183,619 with an original issuance discount of $16,693 and was due February 2022. The Note was further restated in February 2022 and due in August 2022(See Note 14).

At the date of this report, $1,836,904 of the above-mentioned convertible notes payable are in default and in negotiation of settlement. The total discount amortization on all notes for the year ended December 31, 2021 was $308,200. At December 31, 2021, the principal balance of the notes, net of discount of $283,430 is $3,751,760.

(4)	At December 31, 2021 and 2020, the balance of $2,855,709 and $1,832,439 net of discount of $0 and $22,344, respectively, consisted of the following convertible loans:

●	The remaining balance of $20,000 of a Convertible Note of $120,000 originated in March 2016 is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. At December 31, 2021 and 2020, the convertible notes payable with principal balance of $20,000 plus accrued interest of $21,183 and $17,128, at fair value, were recorded at $84,768 and $69,433, respectively.

●	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note was due on May 4, 2018. The Note holder has the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. We have accrued interest at default interest rate of 20% after the note’s maturity date. After prior conversions, at December 31, 2021 and 2020, the remaining principal of $12,629 plus accrued interest of $14,833 and $12,308, respectively, at fair value, was recorded at $70,418 and $49,875, respectively. The remaining principal balance of the Note is in default.

●	During February through August 2018, we issued seven convertible promissory notes to an unrelated third party due one year from the execution dates. The principal balance of these Notes on December 31, 2019 was $511,319. During September 2020, the Note holder received a total of 107,133,333 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,140. During October 2020, the Note holder received a total of 107,817,770 shares of our restricted common stock in satisfaction of the principal balance of $22,000 and accrued interest of $10,345 (See Note 7). During October 2020, the Note holder sold the remaining debt principal value as of October 22, 2020 of $509,301 and accrued interest of $234,417 for $250,000 to a non-related party. Based on the conversion methodology, the debt was valued at $1,859,294 prior to conversion, and the Company recorded a gain on settlement of $1,609,294, which is recorded within gain (loss) on settlement of debt, net, within the statement of operations.

	Number of	Fair Value of
Date	shares converted	Debt Converted
9/21/2020	107,133,333	$171,413
10/5/2020	107,817,770	$64,691

●	The new note of $250,000 carries interest at 8% due one year from the execution dates. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $286,969. At December 31, 2020, the convertible note payable with principal balance of $250,000 plus accrued interest of $3,890, at fair value, was recorded at $521,370. At December 31, 2021, the convertible note payable with principal balance of $275,000 plus accrued interest of $32,657, at fair value, was recorded at $946,639. The Note is in default.

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party. The note carries interest at 8% and was due in July 2020, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at fifty five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $46,734. At December 31, 2021 and 2020, the convertible note payable with principal balance of $50,000 plus accrued interest of $33,490 and $21,490, at fair value, was recorded at $202,401 and $146,232.

●	During August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. The note carries interest at 8% and was due in August 2020, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at fifty five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $17,829. At December 31, 2021 and 2020, the convertible note payable plus accrued interest of $12,923 and $11,713, at fair value, was recorded at $79,815 and $57,524.

●	During January 2019, the principal balance of $60,000 from a promissory note of $75,000 originated in September 2016 (See Note 6(2)) and accrued interest of $15,900 was restated in the form of a Convertible Note. The new note of $75,900 was due in one year from the restatement of the note. The Noteholder has the right to convert the note into shares of Common Stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $75,900. During November 2020, the Note holder assigned $20,000 of the $75,900 convertible note restated in January 2019 to a third party. The third party subsequently received a total of 100,000,000 shares of our restricted common stock in satisfaction the $20,000 of the Note with a fair value of $140,000.

At December 31, 2021 and 2020, the convertible note payable of $55,900, at fair value, was recorded at $156,000 and $129,832. The note was due January 2021. The Note is in default and negotiation of settlement.

●

During February 2019, we issued a convertible promissory note to an unrelated third party in the amount up to $1,000,000 paid upon tranches. The note is due two years from the execution and funding of the note per tranche. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. The eight total tranches of the Note in the amount of $372,374 and $20,199 have been funded during 2019 and 2020, respectively. An additional three tranches of the Note for a total of $132,000 have been funded, and repayment of $40,480 has been made during year ended December 31, 2021. In connection with issuance of the convertible note, the Noteholder agreed to eliminate two outstanding Notes of $27,000 and the accrued interest of $11,412 that were held by the Noteholder’s defunct entities. In connection with the issuance of the convertible note payable tranches during the year ended December 31, 2021 and 2020, we recorded a day-one derivative loss of $2,042,612 and $31,205. During May and June 2019, the Note holder made conversions of a total of 750,000,000 shares of stock satisfying the principal balance of $100,000 for a fair value of $275,000. During January 2020 through February 2020, the Note holder received a total of 500,000,000 shares of our restricted common stock in satisfaction the $175,000 of the Note with a fair value of $425,000. During February through June 2021, the Note holder received a total of 240,350,000 shares of our restricted common stock in satisfaction the $120,175 of the Note with a fair value of $2,344,399 (See Note 7). The remaining balance of $88,917 is due September 2023. At December 31, 2021 and 2020, the convertible note payable with principal balance of $88,917 and $117,572, at fair value, was recorded at $355,668 and $282,173.

	Number of	Fair Value of
Date	shares converted	Debt Converted
2/25/2021	137,700,000	$1,500,930
3/3/2021	67,380,000	$599,682
4/26/2021	27,070,000	$192,197
6/1/2021	5,700,000	$35,340
6/24/2021	2,500,000	$16,250

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $240,000. Amortization for the debt discount was fully amortized as of June 30, 2020 for $22,344. At December 31, 2021 and 2020, the convertible note payable with principal balance of $240,000, at fair value, was recorded at $960,000 and $576,000. The Note is in default and negotiation of settlement.

(5)	At December 31, 2021 and 2020, the balance of $225,000 consisted of the advances received from a third party during the periods from May 2019 through May 2020 in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold pending the outcome of the lawsuit with the Securities and Exchange Commission (see Note 13).

(6)

During May 2020, we entered into a two-year loan agreement with the U. S. Small Business Administration for a Payroll Protection Program (PPP) loan, for $64,895 with an annual interest rate of one percent (1%), with a term of twenty-four (24) months, whereby a portion of the loan proceeds have been used for certain labor costs, office rent costs and utilities, which may be subject to a loan forgiveness, pursuant to the terms of the SBA/PPP program. We used the proceeds primarily for payroll costs. The entire loan was forgiven in November 2021 and recorded as other income on the Statement of Operations.

During April and June 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”) considering the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due 24 months from the date of the SBA Loan Agreement in the amount of $731. The balance of principal and interest is payable over a 360-month period from the date of the SBA Loan Agreement. In connection therewith, the Company received a $5,000 advance, which does not have to be repaid. We recorded it as other income in April 2020. The SBA requires that the Company collateralize the loan to the maximum extent up to the loan amount. If business fixed assets do not “fully secure” the loan the lender may include trading assets (using 10% of current book value for the calculation), and must take available equity in the personal real estate (residential and investment) of the principals as collateral. The accrued interest as of December 31, 2021 and 2020 for the EIDL loans are $8,906 and $3,660, respectively.

At December 31, 2021, the future minimum principal payments for the EIDL loan is as follows:

Years	Amount
2022	$2,121
2023	3,283
2024	3,408
2025	3,538
2026	3,673
Thereafter	133,877
$149,900
Less: Long-term portion - SBA notes payable	(147,779)
Current portion	$2,121

7. STOCKHOLDERS’ DEFICIT

Authorized Shares

On November 18, 2021, we obtained written consents from stockholders holding a majority of our outstanding voting stock to approve an amendment of the Company’s articles of incorporation, as amended, to increase the number of authorized shares of common stock from 8,000,000,000 to 12,000,000,000.

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

Effective October 30, 2017 the Board of Directors authorized the issuance of 3,000,000 shares of Series A Preferred Stock (“Series A Preferred”). Terms of the Series A Preferred include the following:

1.	The Series A Preferred voted with the Company’s common stock as a single class on all matters or consents for the Company’s common stockholders. Each share of Series A Preferred is entitled to one thousand votes per share.

2.	The Series A Preferred was not entitled to dividends unless the Company paid cash dividends or dividends in other property to holders of outstanding shares of common stock, in which event, each outstanding share of the Series A Preferred was entitled to receive dividends of cash or property in an amount or value equal to one thousand multiplied by the amount paid in respect of one share of common stock. Any dividend payable to the Series A Preferred would have the same record and payment date and terms as the dividend payable on the common stock.

3.	The Series A Preferred did not have any redemption rights.

Effective November 15, 2021, the Board of Directors authorized an exchange of 3,000,000 shares of Series A Preferred Stock held by Mr. Deitsch for an equal number of Series B Preferred Stock.

Upon return of 100% of Series A Preferred Stock to the Company, the entire class of Series A Preferred Stock was cancelled and the associated Certificate of Determination was filed with the Secretary of State of California.

Series B Preferred Stock

Effective March 2021, pursuant to authority of its Board of Directors, the Company filed a Certificate of Determination for its Series B Preferred Stock. The Series B Preferred Stock has a par value of $0.001 per shares and consists of 12,000,000 shares.

Terms of the Series B Preferred include the following:

1.	The Series B Preferred votes with the Company’s common stock as a single class on all matters or consents for the Company’s common stockholders. Each share of Series B Preferred is entitled to one thousand votes per share.

2.	The Series B Preferred will not be entitled to dividends unless the Company pays cash dividends or dividends in other property to holders of outstanding shares of common stock, in which event, each outstanding share of the Series B Preferred will be entitled to receive dividends of cash or property in an amount or value equal to one thousand multiplied by the amount paid in respect of one share of common stock. Any dividend payable to the Series B Preferred will have the same record and payment date and terms as the dividend payable on the common stock.

3.	Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of all shares of Series B Preferred then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount in cash equal to $0.133 in cash per share before any distribution is made on any shares of the Company’s common stock. If upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the application of all amounts available for payments with respect to Series B Preferred would not result in payment in full of Series B Preferred, the holders shall share equally and ratably in any distribution of assets of the Company in proportion to the full liquidation preference to which each is entitled.

4.	The Series B Preferred does not have any redemption rights.

During November 2021, the Board of Directors approved resolutions for the issuance of a total of 9,000,000 shares of Series B Preferred stock to Mr. Deitsch to discharge $540,000 of his accrued salary. The shares were valued at the accrued payable amount by agreement of the parties.

Effective November 15, 2021, the Board of Directors authorized an exchange of 3,000,000 shares of Series A Preferred Stock held by Mr. Deitsch for an equal number of Series B Preferred Stock.

Settlement of accrued interest of a related-party Note

During October 2021, we issued 12,500,000 shares of common stock to satisfy the $10,000 accrued interest of a related-party note of $200,000 originated in 2010. The shares were valued at the accrued payable amount by agreement of the parties.

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

During January 2020 through February 2020, the Note holder made conversions of a total of 500,000,000 shares of our restricted common stock satisfying the principal balance of $175,000 of a Note originated in February 2020.

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

During November 2020, the Note holder assigned $20,000 of the $75,900 convertible note restated in January 2020 to a third party. The third party subsequently received a total of 100,000,000 shares of our restricted common stock in satisfaction the $20,000 of the Note with a fair value of $140,000.

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

During July 2020, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $22,000 originated in December 2020. The shares were valued at fair value of $700.

During September 2020, we issued a total of 10,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $333,543 plus accrued interest amended in September 2020. The shares were valued at fair value of $6,000.

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

Common Stock Issued for Services

During June 2021, the Company signed an agreement with a consultant for services for six months for which the Company is to issue a total of 30,000,000 shares of the Company’s restricted common stock. 5,000,000 of the shares were issued upon execution of the agreement and 25,000,000 shares were issued every 30 days through November 2021. The 5,000,000 shares issued upon execution were valued at $33,000. The 25,000,000 shares issued during third and fourth quarter of 2021 were valued $100,000. The Company recorded an equity compensation charge of $133,000 in 2021.

During July 2021, the Company signed an agreement with a consultant for services for twelve months. The 5,000,000 shares issued upon execution were valued at $41,000. The equity compensation charge of $20,500 has been recorded as of December 31, 2021. The remaining unrecognized compensation cost of $20,500 will be recognized by the Company over the remaining service period in 2022.

During April 2019, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 120,000,000 shares of our restricted common stock were issued. The shares were valued at $24,000. During June 2019, we signed an agreement with a consultant to provide investor relation services for twelve months. In connection with the agreement, 15,000,000 shares of our restricted common stock were issued. The shares were valued at $6,000. The Company recorded an equity compensation charge of $8,500 for the remaining services period in 2020.

8. STOCK WARRANTS

Common Stock Warrants

On March 31, 2017, in connection with the issuance of an $80,000 Note, we granted three-year warrants to purchase an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.005 per share. The warrants expired on March 30, 2020.

On March 3, 2016, in connection with the issuance of a convertible note, we granted five-year warrants to purchase an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.03 per share. The warrants were valued at their fair value of $0 and $9 using the Black-Scholes method at December 31, 2021 and 2020. The warrants expired on March 3, 2021.

During December 2019, the Company granted 44,000,000 warrants at an exercise price of $0.001 per share in connection with amendment of one convertible notes payable of $22,000. The warrants were valued at $7,370 using the Black-Scholes method and recorded as a debt discount and additional paid in capital. The warrants expired in August 2020.

During August 2020, convertible promissory notes of $38,500 were amended with additional original issuance discount of $7,550 due February 2021. These notes were further amended to due August 2022 on January 1, 2022. During October 2020, a convertible promissory note of $16,500 was amended to add additional OID of $1,650 due October 2022. In connection with the issuance of amended convertible notes, the Company granted the following warrants at an exercise price of $0.001 per share. The warrants were valued using the Black-Scholes method and recorded as a debt discount. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $195,178 and $123,900 on December 31, 2021 and 2020 (see Note 6).

		Fair Value of
Month of Issuance	Number of Warrants	Warrants Recorded as Debt Discount	Month of Expiration
August, 2020	92,100,000	$38,500	August, 2022
October, 2020	36,300,000	$16,500	October, 2022

During November and December, 2020, the Company granted the 71,875,000 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance in connection with the issuance of the two convertible notes of $57,500 with original issuance discount of $7,500 due in one year. The two Notes of $57,500 were further amended to due August 2022 on January 1, 2022. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $106,032 and $65,634 using the Black-Scholes method on December 31, 2021 and 2020 (See Note 6).

During December 2021, in connection with the issuance of three of the convertible notes of $172,500 with original issuance discount of $22,500 due in one year, the Company granted the 246,428,571 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $409,374 using the Black-Scholes method on December 31, 2021(See Note 6).

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the years ended December 31, 2021 and 2020:

	Number Of shares	Weighted average exercise price

Balance December 31, 2019	52,500,000	$0.0028
Exercised	-	-
Issued	200,275,000	0.0014
Expired	(50,000,000)	0.0015
Balance December 31, 2020	202,775,000	$0.0017
Exercised	-	-
Issued	410,403,571	0.0018
Expired	(166,475,000)	0.0019
Balance December 31, 2021	446,703,571	$0.0017

The following table summarizes information about fixed-price warrants outstanding as of December 31, 2021 and 2020:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2020	$0.001-0.03	202,775,000	0.93 years	$0.0017
2021	$0.001-0.002	446,703,571	0.67 years	$0.0017

At December 31, 2021, the aggregate intrinsic value of all warrants outstanding and expected to vest was $128,400. The intrinsic value of warrant share is the difference between the fair value of our restricted common stock and the exercise price of such warrant share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money warrants had they exercised their warrants on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on $0.002, the closing stock price of our restricted common stock on December 31, 2021. There were 128,400,000 in-the-money warrants at December 31, 2021.

9. INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2021 and 2020, are approximately as follows.

	December 31,
	2021	2020
Computed “expected” tax expense (benefit) - Federal	$(2,750,059)	(161,529)
Computed “expected” tax expense (benefit) - State	(569,000)	(33,421)
Permanent differences and other	2,783,369	(145,667
Change in valuation allowance	535,690	340,617
Provision for income taxes	$-	$-

F-32

	2021	2020
Net deferred income tax assets:
Reserve for prepaid inventory	$12,166	$23,573
Accrued salary	267,058	362,356
Recovery for receivables from officer	-	(25,979)
Net operating loss carryforwards	10,345,757	9,729,342
Valuation allowance	(10,624,981)	(10,089,292)
Net deferred income tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have provided a valuation allowance to fully reserve such assets. The valuation allowances increased by $535,690 and $340,617 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company has net operating loss of approximately $40.8 million as of December 31, 2021, of which $6.0 million were incurred after December 31, 2017 that are available to offset future taxable income with no expiration date. The remaining approximately $34.8 million of net operating losses expire between 2023 and 2037.

The Company’s 2018 through 2021 tax returns are subject to examination by the Internal Revenue Services and various state authorities.

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2021	2020
Accrued consulting fees	$161,550	$166,900
Accrued settlement expenses	-	35,000
Accrued payroll taxes	215,543	215,581
Accrued interest	469,040	351,830
Accrued others	5,337	11,121
Total	$851,470	$780,432

11. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	December 31, 2021	December 31, 2020
Supplier advances for future purchases	$294,162	$246,162
Reserve for supplier advances	(294,162)	(246,162)
Net supplier advances	-	-
Prepaid professional fees	65,650	10,000
Deferred stock compensation	20,500	-
Total	$86,150	$10,000

We performed an evaluation of our inventory and related accounts at December 31, 2021 and 2020, and increased the reserve on supplier advances for future venom purchases by $48,000 and $21,303, respectively. At December 31, 2021 and 2020, the total valuation allowance for prepaid venom is $294,162 and $246,162, respectively.

12. CONVERTIBLE NOTES RECEIVABLE

During March through November 2021, we purchased five convertible notes from an unrelated third party (the “Third Party”) for a total of $286,550 with original issuance discount of $26,050. The notes are convertible into common shares for $0.01 per common share and matures in one year from the funding of the Notes. The original issuance discount is amortized over the lives of notes. The debt discount as of December 31, 2021 was $13,070. Amortization for all the convertible notes receivable was $12,980 recognized as other income in the statement of operations for the year ended December 31, 2021. $26,950 of the Notes expired on March 10, 2022. We are working on restructuring and converting the Notes into common stock of the Third Party.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

In February 2016, we entered into a three-year operating lease for monthly payments of approximately $3,200 which expired in February 2020. We continued the lease on a month-to-month basis until May 2020 when it was terminated.

ReceptoPharm leases a lab and renewed its operating lease agreement for five years beginning August 1, 2017 for monthly payments of approximately $6,900 with a 5% increase each year. In February of 2021, we signed an updated lease with extended terms through January 1, 2023. The lease calls for monthly payments of approximately $6,500 with a 4% increase each year.

	December 31,	December 31,
	2021	2020
Lease cost
Operating lease cost	$80,396	$89,021
Short-term lease cost	-	18,698
Total lease cost	$80,396	$107,719

Balance sheet information
Operating ROU Assets	$93,811	$144,010

Operating lease obligations, current portion	77,673	82,873
Operating lease obligations, non-current portion	-	60,447
Total operating lease obligations	$77,673	$143,320

Weighted average remaining lease term (in years) – operating leases	1	1.67
Weighted average discount rate-operating leases	8%	8%

Supplemental cash flow information related to leases were as follows, for the years ended December 31, 2021 and 2020:

Cash paid for amounts included in the measurement of operating lease liabilities	$95,846	$98,780

Future minimum payments under the lease agreement are as follows:

December 31,	Total
2022	$81,080
Total future lease payments	$81,080
Less imputed interest	3,407
Total	$77,673

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of December 31, 2021. We have accrued the $142,500 in accrued expense and equity compensation.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of December 31, 2021 and 2020, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

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

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At December 31, 2021, we owed principal balance of $91,156 and accrued interest of $51,856 (See Note 6) if the defenses and our new claims are deemed to be of no merit.

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

14. SUBSEQUENT EVENTS

Convertible Notes Payable

Pursuant to the Note agreement in the amount up to $1,000,000 signed in February 2019, As of December 31, 2021, the remaining balance of $88,917 is due September 2023. During February 2022, the Note holder made a conversion of 12,000,000 shares of stock satisfying the principal balance of $6,000 for a fair value of $36,000.

During the first quarter of 2022, we issued convertible promissory notes to the unrelated third parties for a total of $225,000 with original issuance discount of $75,000. The Noteholders have the right to convert the note into shares of Common Stock at a conversion price ranging from $0.0005 to $0.0008 per share. The notes are due one year from the execution and funding of the notes.

Restatement of Promissory Notes

During February 2022, the restated Note of $183,619 with an OID of $16,693 was further restated. We issued 20,866,250 shares of common stock to satisfy the OID of $16,693 with fair value of $54,252. The settlement of OID resulted in a loss on settlement of debt in other income for $37,559. The restated balance is $183,619 with an original issuance discount of $16,693 and is due August 2022.

Promissory Notes

During January 2022, the Company received a loan for a total of $199,000 from a non-related party. The loan is expected to be repaid through scheduled payments through July 2023 along with interest on average 63.76% annum. The Company has recorded loan costs in the amount of $4,975 for the loan origination fees paid at inception date. The total loan cost is amortized over the term of the loan. The loan is under personal guarantee by Mr. Deitsch.

