Form 10-Q
period 2022-03-31
NUTRA PHARMA CORP
filed 2022-05-20
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

As of May 20, 2022, there were 7,363,852,214 shares of common stock and 12,000,000 shares of Series B preferred stock issued and outstanding.

2

Nutra Pharma Corp (“Nutra Pharma”) and its wholly owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics Inc. are referred to herein as “we”, “our” or “us” (ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Quarterly Report on Form 10–Q for the period ending March 31, 2022, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward–looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward–looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$6,939	$90,910
Accounts receivable	47,000	45,998
Inventory, current portion	63,844	31,289
Other receivable	6,000	6,000
Convertible notes receivable	283,985	273,480
Prepaid expenses and other current assets	88,400	86,150
Total current assets	496,168	533,827

Inventory, less current portion	98,480	98,880
Property and equipment, net	97,402	44,701
Operating lease right-of-use assets	74,988	93,811
Security deposit	8,803	8,803
Total assets	$775,841	$780,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$736,657	$672,372
Accrued expenses	886,763	851,470
Accrued payroll due to officers	1,093,693	1,053,693
Accrued interest to related parties	147,047	147,768
Due to officer	140,560	199,726
Derivative liabilities	6,111,265	10,537,344
Other debt, net of discount, current portion	7,015,952	7,598,325
SBA notes payable, current portion	1,320	2,121
Operating lease obligations, current portion	58,832	77,673
Total current liabilities	16,192,089	21,140,492
Promissory note, less current portion	59,572	-
Convertible note, less current portion	149,536	369,401
SBA notes payable, less current portion	148,580	147,779
Total liabilities	16,549,777	21,657,672

Commitments and Contingencies

Stockholders’ deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized and 12,000,000 Series B Preferred shares issued and outstanding at March 31, 2022 and December 31, 2021	12,000	12,000
Common stock, $0.001 par value, 12,000,000,000 shares authorized: 7,363,852,214 and 7,330,985,964 shares issued and outstanding at March 31, 2022 and December 31, 2021	7,363,852	7,330,986
Additional paid-in capital	53,565,739	53,508,353
Accumulated deficit	(76,715,527)	(81,728,989)
Total stockholders’ deficit	(15,773,936)	(20,877,650)
Total liabilities and stockholders’ deficit	$775,841	$780,022

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Net sales	$22,198	$22,023
Cost of sales	(14,406)	(5,634)
Gross profit	7,792	16,389

Operating expenses:
Selling, general and administrative - including stock based compensation of $10,250 and $0, respectively	316,216	504,592
Bad debt expense - related party	-	53,000
Total operating expenses	316,216	557,592
Loss from operations	(308,424)	(541,203)

Other income (expenses)
Other income	6,505	-
Interest expense	(189,142)	(111,340)
Interest expense to related parties	(4,279)	(4,945)
Change in fair value of convertible notes receivable	-	43,899
Change in fair value of convertible notes and derivatives	5,546,361	(32,876,870)
Stock based loan modification cost	-	(107,500)
Loss on settlement of debt and accrued expense, net	(37,559)	(418,297)
Total other income (expenses)	5,321,886	(33,475,053)
Income (loss) before income taxes	5,013,462	(34,016,256)
Provision for income taxes	-	-
Net income (loss)	$5,013,462	$(34,016,256)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding during the period - basic	7,349,511,658	7,063,264,603

Weighted average number of shares outstanding during the period - diluted	14,495,098,095	7,063,264,603

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months ended March 31, 2022 and 2021

(Unaudited)

	Preferred Stock						Additional		Total
	Series A		Series B		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2021	-	$-	12,000,000	$12,000	7,330,985,964	$7,330,986	$53,508,353	$(81,728,989)	$(20,877,650)

Common stock issued for conversion of debt	-	-	-	-	12,000,000	12,000	24,000		36,000
Common stock issued for settlement of debt	-	-	-	-	20,866,250	20,866	33,386		54,252
Net income			-	-				5,013,462	5,013,462
Balance -March 31, 2022	-	$-	12,000,000	$12,000	7,363,852,214	$7,363,852	$53,565,739	$(76,715,527)	$(15,773,936)

	Preferred Stock						Additional		Total
	Series A		Series B		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2020	3,000,000	$3,000	-	-	6,955,197,214	$6,955,197	$50,181,456	$(68,633,468)	$(11,493,815)

Common stock issued for debt modification and penalty	-	-	-	-	25,000,000	25,000	82,500	-	107,500
Common stock issued for conversion of debt	-	-	-	-	205,080,000	205,080	1,895,532	-	2,100,612
Common stock issued for settlement of debt	-	-	-	-	40,072,500	40,073	407,482	-	447,555
Net loss								(34,016,256)	(34,016,256)
Balance -March 31, 2021	3,000,000	$3,000	-	$-	7,225,349,714	$7,225,350	$52,566,970	$(102,649,724)	$(42,854,404)

See the accompanying notes to the unaudited condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$5,013,462	$(34,016,256)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense - related party	-	53,000
Accrued interest expense for amount due to officer	1,277	1,956
Loss on settlement of debt and accrued expense	37,559	418,297
Depreciation	5,292	1,373
Stock-based compensation	10,250	-
Stock-based loan modification cost	-	107,500
Amortization of convertible notes receivable discount	(6,505)	-
Change in fair value of convertible notes receivables	-	(43,899)
Change in fair value of convertible notes and derivatives	(5,546,361)	32,876,870
Amortization of loan discount	133,610	71,203
Amortization of operating lease right-of-use assets	18,823	443
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,002)	(213)
Increase in other receivable	-	(3,000)
Increase (decrease) in inventory	(32,155)	1,132
Increase in prepaid expenses and other current assets	(12,500)	(44,650)
Increase (decrease) in accounts payable	64,285	(67,908)
Increase in accrued expenses	35,293	43,293
Increase in accrued payroll due to officers	40,000	48,500
Decrease in accrued interest to related parties	(721)	(25,055)
Decrease in operating lease obligations	(18,841)	(16,919)
Net cash used in operating activities	(258,234)	(594,333)

Cash flows from investing activities:
Convertible notes receivable advances	(4,000)	(28,500)
Acquisition of equipment	(57,993)	(9,950)
Net cash used in investing activities:	(61,993)	(38,450)

Cash flows from financing activities:
Loans from officer	12,157	10,500
Repayment of officer loans	(72,600)	(69,650)
Proceeds from convertible notes	150,000	719,058
Repayment of convertible notes	(22,343)	(10,000)
Advances from an unrelated third party	194,025	-
Repayments of other notes payable	(24,983)	(15,375)
Net cash provided by financing activities	236,256	634,533

Net increase(decrease) in cash	(83,971)	1,750

Cash - beginning of period	90,910	-

Cash - end of period	$6,939	$1,750

Supplemental Cash Flow Information:
Cash paid for interest	$25,576	$30,000
Cash paid for income taxes	$-	$-
Non Cash Financing and Investing:
Common stock issued in settlement of notes	$54,252	$447,555
Common stock issued for conversion of debt	$36,000	$2,106,612
Warrants issued with Debt—Debt discount	$50,000	$-
Increase of right-of-use asset due to lease renewal	$-	$4,102
Increase of operating lease liabilities due to lease renewal	$-	$4,102
Reclassification of rental receivable to convertible notes receivable	$-	$6,000

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

Basis of Presentation and Consolidation

The Unaudited Condensed Consolidated Financial Statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year. Therefore, the interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K from which the accompanying condensed consolidated balance sheet dated December 31, 2021 was derived.

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

Liquidity and Going Concern

Our Unaudited Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $76,715,527 at March 31, 2022. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $15,695,921 and a stockholders’ deficit of $15,773,936 at March 31, 2022.

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

Impact of COVID-19 on our Operations

The ramifications of the outbreak of the novel strain of COVID-19, reported to have started in December 2019 and spread globally, are filled with uncertainty and changing quickly. Our operations have continued during the COVID-19 pandemic and we have not had significant disruption. Beginning in June 2020, the Company experienced a delay in retail rollout as a downstream implication of the slowing economy. During May 2020, we received approval from the Small Business Administration (“SBA”) to fund our request for a PPP loan for $64,895. We used the proceeds primarily for payroll costs. The entire loan was forgiven in November 2021. During April and June 2020, we obtained the loan in the amount of $150,000 from the SBA under its Economic Injury Disaster Loan assistance program. We used the proceeds primarily for rent, payroll, utilities, accounting and legal expenses (See Note 6).

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. No allowance for doubtful account is deemed to be required at March 31, 2022 and December 31, 2021.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. We classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of goods sold. We performed an evaluation of our inventory and related accounts at March 31, 2022 and December 31, 2021, and increased the reserve on supplier advances for future venom purchases included in prepaid expenses and other current assets by $0 and $48,000, respectively. At both March 31, 2022 and December 31, 2021, the total valuation allowance for prepaid venom was $294,162.

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

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the three months ended March 31, 2022, one customer accounted for 38% of the total revenues. For the three months ended March 31, 2021, one customer accounted for 35% of the total revenues. As of March 31, 2022 and December 31, 2021, 98% and 100% of the accounts receivable balance are reserves due from two payment processors.

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

Convertible Debt

For convertible debt that was issued before the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity that did not contain an embedded derivative that required bifurcation, the conversion feature was evaluated to determine if the rate of conversion was below market value and should be categorized as a beneficial conversion feature (“BCF”). A BCF related to debt was recorded by the Company as a debt discount and with the offset recorded to equity. The related convertible debt was recorded net of the discount for the BCF. The discount was amortized as additional interest expense over the term of the debt with the resulting debt discount being accreted over the term of the note.

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

Income Taxes

The Company recorded no income tax expense for the three months ended March 31, 2022 and 2021 because the estimated annual effective tax rate was zero. As of March 31, 2022, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

	Three Months Ended
	March 31,
	2022	2021
Basic and diluted numerator:

Net income (loss) - basic	$5,013,462	$(34,016,256)

Effect of dilutive securities:
Change in fair value of convertible notes	(1,419,982)	-
Interest on convertible debt	83,010	-
Net income (loss) - diluted	$3,676,490	$(34,016,256)

Basic and diluted denominator:

Weighted-average common shares outstanding - basic	7,349,511,658	7,063,264,603

Effect of dilutive securities:
Convertible debt	6,616,740,008	-
Options and warrants	528,846,429	-
Weighted-average common shares outstanding - diluted (1)	14,495,098,095	7,063,264,603

Net income (loss) per share - basic and diluted	$0.00	$(0.00)

(1)	Includes potential common shares that are in excess of authorized shares.

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because (1) for the three months ended March 31, 2022, the exercise prices of the options and warrants were greater than the average market price of the common shares and (2) for the three months ended March 31, 2021, the effect of including these potential shares was antidilutive due to a net loss:

	March 31, 2022	March 31, 2021
Options and warrants	-	200,275,000
Convertible notes payable at fair value	-	811,113,312
Convertible notes payable	-	3,484,497,853
Total	-	4,495,886,165

Recent Adopted Accounting Pronouncements

As of January 1, 2022, the Company adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies and clarifies certain calculation and presentation matters related to convertible and equity and debt instruments. Specifically, ASU-2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. Accounting Standards Update 2020-06 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The adoption did not have a material effect on the accompanying consolidated financial statements.

As of January 1, 2022, the Company adopted ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which will clarify and reduce diversity in practice. Specifically, the new standard includes a recognition model comprising four categories of transactions and corresponding accounting treatment for each category. The category that would apply to a modification or an exchange of an equity-classified warrant would depend on the substance of the modification transaction (e.g. a financing transaction to raise equity versus one to raise debt). This recognition model is premised on the idea that the accounting for the transaction should not differ from what it would have been had the issuer of the warrants paid cash instead of modifying the warrants. The adoption did not have a material effect on the accompanying consolidated financial statements.

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

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at March 31, 2022 and December 31, 2021:

	Fair Value Measurements at March 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$410,885	$-	$-	$410,885
Derivative liabilities	$5,700,380	$-	$5,700,380	$-
Convertible notes at fair value	$1,729,427	$-	$-	$1,729,427

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$710,585	$-	$-	$710,585
Derivative liabilities	$9,826,759	$-	$9,826,759	$-
Convertible notes at fair value	$2,855,709	$-	$-	$2,855,709

The following table shows the changes in fair value measurements for the warrant liability using significant unobservable inputs (Level 3) during the three months ended March 31, 2022 and the year ended December 31, 2021:

Description	March 31, 2022	December 31, 2021
Beginning balance	$710,585	$189,543
Purchases, issuances, and settlements	50,000	590,885
Total gain included in earnings (1)	(349,700)	(69,843)
Ending balance	$410,885	$710,585

(1)	The gain related to the revaluation of our warrant liability is included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

We valued our warrants using a Dilution-Adjusted Black-Scholes Model. Assumptions used include (1) 0.46% to 1.06% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 283%-310%, (4) zero expected dividends, (5) exercise price set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

We valued derivative liabilities using the number of potential convertible shares for warrants in equity and convertible notes with fixed conversion price that are recorded at amortized cost times the closing stock price of our restricted common stock at March 31, 2022. These derivative liabilities are recorded due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit and the equity environment is tainted, and therefore all convertible debt and options and warrants should be accounted for as liabilities.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at March 31, 2022 and December 31, 2021:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
March 31, 2022	$736,446	8%-10%	20%-24%	N/A	$0.00050-$0.00080	50%-60%	3 to 25 Days
December 31, 2021	$762,446	8%-10%	20%-24%	N/A	$0.00050-$0.00097	50%-60%	3 to 25 Days

Using the stated assumptions summarized in the table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2022 and the year ended December 31, 2021:

Description	March 31, 2022	December 31, 2021
Beginning balance	$2,855,709	$1,832,439
Purchases and issuances	-	132,000
Day one loss on value of hybrid instrument (1)	-	2,042,612
Loss (gain) from change in fair value (1)	(1,070,282)	1,233,538
Repayments in cash	(20,000)	(40,480)
Conversion to common stock	(36,000)	(2,344,399)
Ending balance	$1,729,427	$2,855,709

(1)	The losses (gains) related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statement of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At March 31, 2022 and December 31, 2021, inventories were as follows:

	March 31, 2022	December 31, 2021
Raw Materials	$153,647	$126,349
Finished Goods	8,677	3,820
Total Inventories	162,324	130,169
Less: Long-term inventory	(98,480)	(98,880)
Current portion	$63,844	$31,289

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Computer equipment	$25,120	$25,120
Furniture and fixtures	34,757	34,757
Lab equipment	162,557	104,564
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	324,879	266,886
Less: Accumulated depreciation	(227,477)	(222,185)
Property and equipment, net	$97,402	$44,701

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At March 31, 2022, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the three-months ended March 31, 2022 and 2021 was $5,292 and $1,373, respectively.

5. DUE TO/FROM OFFICER

At March 31, 2022, the balance due to Rik Deitsch, and the companies owned by him is $140,560, which is an unsecured demand loan that bears interest at 4%. During the three months ended March 31, 2022, we repaid $72,600 to and collected $12,157 from Mr. Deitsch and the companies owned by him. Additionally, accrued interest on the demand loan was $1,277 and is included in the due to officer account.

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

6. DEBTS

Debts consist of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Notes payable – Unrelated third parties (Net of discount of $4,375 and $0, respectively) (2)	$1,304,899	$1,135,257
Convertible notes payable – Unrelated third parties (Net of discount of $239,612 and $283,429, respectively) (3)	3,965,734	3,751,760
Convertible notes payable, at fair value (4)	1,729,427	2,855,709
Other advances from an unrelated third party (5)	225,000	225,000
SBA notes payable(6)	149,900	149,900
Ending balances	7,374,960	8,117,626
Less: Long-term portion-Notes payable-Unrelated third parties	(59,572)	-
Less: Long-term portion-Convertible Notes payable-Unrelated third parties	(149,536)	(369,401)
Less: Long-term portion- SBA notes payable	(148,580)	(147,779)
Current portion	$7,017,272	$7,600,446

(1)	During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. We repaid $40,000 of the accrued interest in cash during the first and second quarters of 2021, and $10,000 of accrued interest in common stocks during the fourth quarter of 2021. During the first quarter of 2022, we repaid $5,000 of accrued interest. In April 2022, we repaid $10,000 of accrued interest. At March 31, 2022 and December 31, 2021, we owed this director accrued interest of $147,047 and $147,768, respectively. The interest expense for the three-months ended March 31, 2022 and 2021 was $4,279 and $4,945, respectively.

(2)	At March 31, 2022 and December 31, 2021, the balance of $1,304,899 and $1,135,257 net of discount of $4,375 and $0, respectively, consisted of the following loans:

●	In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The Notes carry interest at 12% annually and were originally due on the date that was six-months from the execution and funding of the note. The principal balance of $101,818 and accrued interest of $21,023 were settled on February 15, 2019 for $104,000 with scheduled payments through May 1, 2020. During the first quarter of 2020, the settlement was further amended to $88,500. We recorded a gain on settlement of debt in other income for $15,500 during the first quarter of 2020. The settlement balance of $88,500 was repaid in full during November 2020. At March 31, 2022 and December 31, 2021, we owed principal balance of $91,156, and accrued interest of $54,553 and $51,856, respectively. The remaining principal balance of $91,156 and accrued interest of $54,553 is being disputed in court and negotiation for settlement. (See Note 12).

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. We signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). We repaid $25,000 during the three months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013 the debt of $281,772 reverted back to LPR.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge, and it is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At March 31, 2022 and December 31, 2021, the accrued interest is $6,033 and $5,783.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At March 31, 2022 and December 31, 2021, the outstanding principal balance is $50,000 and accrued interest is $77,334 and $74,334.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At March 31, 2022 and December 31, 2021, the outstanding principal balance is $50,000 and accrued interest is $70,534 and $67,534, respectively.

●	A promissory note originally issued to an unrelated third party in August 2016 was restated in September 2019 in the amount of $333,543 bearing monthly interest at a rate of 2.0% and was due September 2020. In connection with this restated note, we issued 20,000,000 shares of our common stock. During September 2020, we issued a total of 10,000,000 restricted shares due to the default on repayments. The shares were valued at fair value of $6,000. The common stock was valued at $5,895 and recorded as a debt discount that was amortized over the life of the note. Amortization for this debt discount was fully amortized at December 31, 2020. The Note is in default and negotiation of settlement. At March 31, 2022 and December 31, 2021, the principal balance is $333,543, and the accrued interest is $207,686 and $187,673, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In March 2018, $15,000 of the principal balance of the note was assigned to an unrelated third party and is in negotiation of settlement. In January 2019, the remaining principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). At March 31, 2022 and December 31, 2021, the principal balance outstanding is $15,000, and the accrued interest is $1,371.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At March 31, 2022 and December 31, 2021, the accrued interest is $66,834 and $63,834, respectively.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At March 31, 2022 and December 31, 2021, the accrued interest is $6,063 and $5,750, respectively.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively, with the monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. The Company repaid a total of $34,976, $42,698, and $44,478 during 2018, 2019 and 2020, respectively. Additionally, repayment of $14,376 was made during the first quarter of 2021. At March 31, 2022 and December 31, 2021, the principal balance is $33,874. The portion of settlement of $130,401 was repaid in full as of March 31, 2021. The remaining balance of $33,874 is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At March 31, 2022 and December 31, 2021, the principal balance of the note is $50,000.

●	During September 2018 and 2019, a promissory note originally issued to an unrelated third party in September 2017 was amended in the amount of $36,000 including original issuance discount of $6,000 each due in September 2019 and 2020. The Note was further restated in September 2020. The restated principal balance was $33,000 with the original issuance discount of $3,000 and was due March 2021. The original issue discount is amortized over the term of the loan. Repayments of $7,000, $5,000, and $6,500 have been made during 2018, 2019, and 2020, respectively. Additionally, repayment of $1,000 was made during the first quarter of 2021. The Note is under personal guarantee by Mr. Deitsch. At December 31, 2020, the principal balance of the note is $29,500 net of debt discount of $1,500. The remaining debt discount of $1,500 was fully amortized as of March 2021. During March 2021, the remaining balance of $30,000 was sold to an unrelated third party in the form of a convertible note at a fixed conversion price of $0.01 per share (See Note 6(3)). The new note carries interest at 12% with scheduled monthly payments of $1,000 beginning in April 2021 through March 2024.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. During March 2020, $50,000 of the Note was settled for 125,000,000 shares with a fair value of $87,500. We recorded a loss on settlement in other expense for $37,500 in March 2020. An additional 36,000,000 shares were issued to satisfy the default provision of the original note and 10,000,000 shares were issued along with the restatement. The total fair value of issued stock was $32,200. The remaining balance of $70,000 was restated with additional issuance discount of $14,000 due in September 2020. We repaid $10,000 during the first quarter of 2022. The $74,000 is in default and negotiation of further settlement. At March 31, 2022 and December 31, 2021, the principal balance of the loan is $74,000.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note is in default and in negotiation of settlement. The note was due in six months from the execution and funding of the note. At March 31, 2022 and December 31, 2021, the principal balance of the note is $18,000 and the accrued interest is $2,000.

●	During January 2022, the Company received a loan for $199,000 from a non-related party. The loan is expected to be repaid through scheduled payments through July 2023 along with interest on average 63.76% annum. The Company has recorded loan costs in the amount of $4,975 for the loan origination fees paid at inception date. The total loan cost is amortized over the term of the loan. The amortization of loan cost for the three months ended March 31, 2022 is $600. The loan is under personal guarantee by Mr. Deitsch. We repaid $14,982 during the first of quarter of 2022. At March 31, 2022, the principal balance, net of debt discount of $4,375, is $179,643.

(3)	At March 31, 2022 and December 31, 2021, the balance of $3,965,734 and $3,751,760 net of discount of $239,612 and $283,429, respectively, consisted of the following convertible loans:

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000 and a conversion option. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At March 31, 2022 and December 31, 2021, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to the 20 unrelated third parties for a total of $618,250 with original issue discount of $62,950. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. The total discount of $255,655 and original issuance discount of $62,950 have been fully amortized during 2019 for $28,421.

During February 2019, we issued convertible notes payable of $55,000 with original issuance discount of $5,000. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price of $0.0005 per share. During August and October 2020, the convertible promissory notes for a total of $55,000 was amended to add additional original issuance discount (OID) for a total of $9,200. In connection with the issuance of amended convertible notes, the Company granted the total of 128,400 warrants at an exercise price of $0.001 per share. The warrants were valued using the Black-Scholes method and recorded as a debt discount. 92,100,000 and $36,300,000 of the warrants were amended to expire in August 2022 and October 2022, respectively. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $94,748 and $195,178 on March 31, 2022 and December 31, 2021 (See Note 8).

During May 2019, we restated two convertible notes payable with additional original issue discount of $6,400. The two restated notes were due in August 2019 and are in default.

During February, November and December 2019, we issued three convertible promissory notes to the unrelated third party for $174,500 with original issuance discount of $14,500. The notes were due six months from the execution and funding of the notes. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price ranging from $0.0002 to $0.000275. The Notes are in default and negotiation of settlement.

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

During the year ended December 31, 2020, we issued convertible notes payable of $555,600 with original issuance discount of $53,600. $287,400 of these notes were due in a year, and $268,200 of the Notes are due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0002 to 0.0008 per share. During July 2020, we issued a total of 1,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $22,000 originated in December 2019. The shares were valued at fair value of $700. In addition, in connection with the issuance of two of the above mentioned convertible notes of $57,500 with original issuance discount of $7,500 due in one year, the Company granted the 71,875,000 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. The two Notes of $57,500 were further amended to due August 2022. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The debt discounts associated with the warrants and OID for $50,000 and $7,500, respectively, are amortized over the life of the notes. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $40,187 and $106,032 using the Black-Scholes method on March 31, 2022 and December 31, 2021 (See Note 8).

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

During December 2021, in connection with the issuance of three of the above mentioned convertible notes of $172,500 with original issuance discount of $22,500 due in one year, the Company granted the 246,428,571 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The debt discounts associated with the warrants and OID for $150,000 and $22,500, respectively, are amortized over the life of the notes. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $206,063 and $409,374 using the Black-Scholes method on March 31, 2022 and December 31, 2021, respectively (See Note 8).

During March 2021, the remaining balance of promissory note of $30,000 originally issued in September 2018 was sold to an unrelated third party in the form of a convertible note at a fixed conversion price of $0.01 per share (See Note 6(2)). The new note carries interest at 12% with scheduled monthly payments of $1,000 beginning in April 2021 through March 2024. Repayment of $7,323 has been made through December 31, 2021. Repayment of $2,343 was made during the first quarter of 2022. The principal balance as of March 31, 2022 and December 31, 2021 is $22,677, and the interest expense for the three-months ended March 31, 2022 and 2021 is $657 and $0, respectively.

During March 2021, in connection with the settlement of the $6,000 of the Note of $11,000 originated in November 2018, we issued 11,000,000 shares of common stocks in satisfaction of $6,000 of the Note with a fair value of $104,500 and made a repayment of $5,000 in cash. The settlement resulted in a loss on settlement of debt for $98,500. During April 2021, in connection with this settlement of the remaining balance of $8,500 of the Note of $12,000 originated in December 2018, we issued 2,000,000 shares of common stocks in satisfaction of $4,000 of the Note with a fair value of $15,200 and made a repayment of $4,500 in cash. The settlement resulted in a loss on settlement of debt for $11,200.

During August 2021, the promissory note of $166,926 was restated in the form of a convertible note at a fixed conversion price of $0.002 per share. The restated balance is $183,619 with an original issuance discount of $16,693 and was due February 2022. During February 2022, we issued 20,866,250 shares of common stock to satisfy the principal balance of $16,693 with fair value of $54,252 (See Note 7). The settlement of balance of $16,693 resulted in a loss on settlement of debt for $37,559 in other expense. The remaining balance of $166,926 was further restated in the form of a convertible note at a fixed conversion price of $0.002 per share due August 2022.

During the first quarter of 2022, we issued convertible promissory notes to the unrelated third parties for a total of $172,500 with original issuance discount of $22,500. The Noteholders have the right to convert the note into shares of Common Stock at a conversion price ranging from $0.0005 to $0.0008 per share. The notes are due one year from the execution and funding of the notes.

During January 2022, in connection with the issuance of one of the above mentioned convertible notes of $57,500 with original issuance discount of $7,500 due in one year, the Company granted the 82,142,857 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The debt discounts associated with the warrants and OID for $50,000 and $7,500, respectively, are amortized over the life of the notes. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $69,887 using the Black-Scholes method on March 31, 2022 (See Note 8).

At the date of this report, $2,010,454 of the above-mentioned convertible notes payable are in default and in negotiation of settlement.

The total discount amortization on all notes for the three months ended March 31, 2022 and 2021 was $133,010 and $64,138, respectively. At March 31, 2022, the principal balance of the notes, net of discount of $239,612 is $3,965,734. At December 31, 2021, the principal balance of the notes, net of discount of $283,430 is $3,751,760.

(4)	At March 31, 2022 and December 31, 2021, the balance of $1,729,427 and $2,855,709, respectively, consisted of the following convertible loans:

●	The remaining balance of $20,000 of a Convertible Note of $120,000 originated in March 2016 is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. At March 31, 2022 and December 31, 2021, the convertible notes payable with principal balance of $20,000 plus accrued interest of $22,183 and $21,183, respectively, at fair value, were recorded at $56,244 and $84,768, respectively.

●	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note was due on May 4, 2018. The Note holder has the right to convert the note into shares of Common Stock at a sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. We have accrued interest at default interest rate of 20% after the note’s maturity date. After prior conversions, at March 31, 2022 and December 31, 2021, the remaining principal of $12,629 plus accrued interest of $14,202 and $12,308, respectively, at fair value, were recorded at $83,476 and $49,875, respectively. The remaining principal balance of the Note is in default.

●	During February through August 2018, we issued seven convertible promissory notes to an unrelated third party due one year from the execution dates. During October 2020, the Note holder sold the remaining debt principal value as of October 22, 2020 of $509,301 and accrued interest of $234,417 for $250,000 to a non-related party. The new note of $250,000 carries interest at 8%. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $286,969. We have increased the outstanding principal due by 10% and accrued interest at default interest rate of 24% after the note’s maturity date. At March 31, 2022 and December 31, 2021, the convertible note payable with principal balance of $275,000 plus accrued interest of $48,932 and $32,657, respectively, at fair value, were recorded at $647,863 and $946,639.

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party. The note carries interest at 8% and was due in July 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at fifty five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $46,734. At March 31, 2022 and December 31, 2021, the convertible note payable with principal balance of $50,000 plus accrued interest of $36,449 and $33,490, at fair value, was recorded at $148,199 and $202,491, respectively.

●	During August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. The note carries interest at 8% and was due in August 2019, unless previously converted into shares of restricted common stock. We have accrued interest at default interest rate of 24% after the note’s maturity date. The Note holder has the right to convert the note into shares of Common Stock at fifty five percent of the average three lowest trading price of our restricted common stock for the fifteen trading days including the date of receipt of conversion notice. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $17,829. At March 31, 2022 and December 31, 2021, the convertible note payable with principal balance of $20,000 plus accrued interest of $14,106 and $12,923, at fair value, was recorded at $58,468 and $79,815, respectively.

●	During January 2019, the principal balance of $60,000 from a promissory note of $75,000 originated in September 2016 (See Note 6(2)) and accrued interest of $15,900 was restated in the form of a Convertible Note. The new note of $75,900 was due in one year from the restatement of the note. The Noteholder has the right to convert the note into shares of Common Stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $75,900. During November 2020, the Note holder assigned $20,000 of the $75,900 convertible note restated in January 2019 to a third party. The third party subsequently received a total of 100,000,000 shares of our restricted common stock in satisfaction the $20,000 of the Note with a fair value of $140,000. At March 31, 2022 and December 31, 2021, the convertible note payable of $55,900, at fair value, was recorded at $105,411 and $156,000. The note was due January 2021. The Note is in default and negotiation of settlement.

●	During February 2019, we issued a convertible promissory note to an unrelated third party in the amount up to $1,000,000 paid upon tranches. The note is due two years from the execution and funding of the note per tranche. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. The eight total tranches of the Note in the amount of $372,374 and $20,199 have been funded during 2019 and 2020, respectively. An additional three tranches of the Note for a total of $132,000 have been funded, and repayment of $40,480 has been made during the year ended December 31, 2021. Repayment of $20,000 was made during the first quarter of 2022. In connection with issuance of the convertible note, the Noteholder agreed to eliminate two outstanding Notes of $27,000 and the accrued interest of $11,412 that were held by the Noteholder’s defunct entities. In connection with the issuance of the convertible note payable tranches during the year ended December 31, 2021, we recorded a day-one derivative loss of $2,042,612. During May and June 2019, the Note holder made conversions of a total of 750,000,000 shares of stock satisfying the principal balance of $100,000 for a fair value of $275,000. During January 2020 through February 2020, the Note holder received a total of 500,000,000 shares of our restricted common stock in satisfaction the $175,000 of the Note with a fair value of $425,000. During February through June 2021, the Note holder received a total of 240,350,000 shares of our restricted common stock in satisfaction the $120,175 of the Note with a fair value of $2,344,399. During February 2022, the Noteholder received 12,000,000 shares of our restricted common stock in satisfaction the $6,000 of the Note with a fair value of $36,000 (See Note 7). The remaining balance of $62,917 is due September 2023. At March 31, 2022 and December 31, 2021, the convertible note payable with principal balance of $62,917 and $88,917, at fair value, was recorded at $138,418 and $355,668.

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. In connection with the issuance of the convertible note payable, we recorded a day-one derivative loss of $240,000. At March 31, 2022 and December 31, 2021, the convertible note payable with principal balance of $240,000, at fair value, was recorded at $528,000 and $960,000. The Note is in default and negotiation of settlement.

(5)	At March 31, 2022 and December 31, 2021, the balance of $225,000 consisted of the advances received from a third party during the periods from May 2019 through May 2020 in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold pending the outcome of the lawsuit with the Securities and Exchange Commission (see Note 12).

(6)

During May 2020, we entered into a two-year loan agreement with the U. S. Small Business Administration for a Payroll Protection Program (PPP) loan, for $64,895 with an annual interest rate of one percent (1%), with a term of twenty-four (24) months, whereby a portion of the loan proceeds have been used for certain labor costs, office rent costs and utilities, which may be subject to a loan forgiveness, pursuant to the terms of the SBA/PPP program. We used the proceeds primarily for payroll costs. The entire loan was forgiven in November 2021.

During April and June 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”) considering the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due 30 months from the date of the SBA Loan Agreement in the amount of $731. The balance of principal and interest is payable over a 360-month period from the date of the SBA Loan Agreement. In connection therewith, the Company received a $5,000 advance, which does not have to be repaid. We recorded it as other income in April 2020. The SBA requires that the Company collateralize the loan to the maximum extent up to the loan amount. If business fixed assets do not “fully secure” the loan the lender may include trading assets (using 10% of current book value for the calculation), and must take available equity in the personal real estate (residential and investment) of the principals as collateral. The accrued interest as of March 31, 2022 and December 31, 2021 for the EIDL loans are $10,313 and $8,906, respectively.

Years	Amount
2022(2 months remaining)	$525
2023	3,222
2024	3,345
2025	3,472
2026	3,605
Thereafter	135,731
149,900
Less: Long-term portion - SBA notes payable	(148,580)
Current portion	$1,320

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

Common Stock Issued for Conversion of Convertible Debt

During February 2022, the Noteholder received 12,000,000 shares of our restricted common stock in satisfaction the $6,000 of the Note with a fair value of $36,000 (See Note 6).

Common Stock Issued for Settlement of Debt

During February 2022, in connection with the settlement of $16,693 of the promissory note of $183,619 restated in August 2021, we issued 20,866,250 shares of common stock with fair value of $54,252. The settlement resulted in a loss on settlement of debt in other expense of $37,559 (See Note 6).

Common Stock Issued for Consulting Service

During July 2021, the Company signed an agreement with a consultant for services for twelve months. The 5,000,000 shares issued upon execution were valued at $41,000. The equity compensation charge of $10,250 has been recorded for the three months ended March 31, 2022. The remaining unrecognized compensation cost of $10,250 will be recognized by the Company over the remaining service period.

8. STOCK WARRANTS

Common Stock Warrants

During August 2020, convertible promissory notes of $38,500 were amended with additional original issuance discount of $7,550 due February 2021. These notes were further amended on January 1, 2022 to be due in August 2022. During October 2020, a convertible promissory note of $16,500 was amended to add additional OID of $1,650 due October 2022. In connection with the issuance of amended convertible notes, the Company granted the following warrants at an exercise price of $0.001 per share. The warrants were valued using the Black-Scholes method and recorded as a debt discount. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $94,748 and $195,178 on March 31, 2022 and December 31, 2021(see Note 6).

Month of Issuance	Number of Warrants	Month of Expiration
August, 2020	92,100,000	August, 2022
October, 2020	36,300,000	October, 2022

During November and December, 2020, the Company granted the 71,875,000 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance in connection with the issuance of the two convertible notes of $57,500 with original issuance discount of $7,500 due in one year. The two Notes of $57,500 were further amended on January 1, 2022 to be due in August 2022. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $40,187 and $106,032 using the Black-Scholes method on March 31, 2022 and December 31, 2021(See Note 6).

During December 2021, in connection with the issuance of three of the convertible notes of $172,500 with original issuance discount of $22,500 due in one year, the Company granted the 246,428,571 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $206,063 and $409,374 using the Black-Scholes method on March 31, 2022 and December 31, 2021(See Note 6).

During January 2022, in connection with the issuance of the convertible note of $57,500 with original issuance discount of $7,500 due in one year, the Company granted the 82,142,857 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $69,887 using the Black-Scholes method on March 31, 2022 (See Note 6).

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the year ended December 31, 2021 and the three months ended March 31, 2022:

	Number Of shares	Weighted average exercise price

Balance December 31, 2020	202,775,000	$0.0017
Exercised	-	-
Issued	410,403,571	0.0014
Expired	(166,475,000)	0.0015
Balance December 31, 2021	446,703,571	$0.0017
Exercised	-	-
Issued	82,142,857	0.0020
Expired	-	-
Balance March 31, 2022	528,846,429	$0.0018

The following table summarizes information about fixed-price warrants outstanding as of March 31, 2022 and December 31, 2021:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
March 31, 2022	$0.001-0.002	528,846,429	0.63 years	$0.0018
December 31, 2021	$0.001-0.002	446,703,571	0.67 years	$0.0017

At March 31, 2022, the aggregate intrinsic value of all warrants outstanding and expected to vest was $12,840. The intrinsic value of warrant share is the difference between the fair value of our restricted common stock and the exercise price of such warrant share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money warrants had they exercised their warrants on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on $0.0011, the closing stock price of our restricted common stock on March 31, 2022. There were 128,400,000 in-the-money warrants at March 31, 2022.

9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Accrued consulting fees	$161,550	$161,550
Accrued payroll taxes	218,603	215,543
Accrued interest	502,719	469,040
Accrued others	3,891	5,337
Total	$886,763	$851,470

10. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	March 31, 2022	December 31, 2021
Supplier advances for future purchases	$309,162	$294,162
Reserve for supplier advances	(294,162)	(294,162)
Net supplier advances	15,000	-
Prepaid professional fees	63,150	65,650
Deferred stock compensation	10,250	20,500
Total	$88,400	$86,150

We performed an evaluation of our inventory and related accounts at March 31, 2022 and December 31, 2021, and increased the reserve on supplier advances for future venom purchases by $0 and $48,000, respectively. At March 31, 2022 and December 31, 2021, the total valuation allowance for prepaid venom is $294,162.

11. CONVERTIBLE NOTES RECEIVABLE

During March through November 2021, we purchased five convertible notes from an unrelated third party (the “Third Party”) for a total of $286,550 with original issuance discount of $26,050. The notes are convertible into common shares for $0.01 per common share and mature in one year from the funding of the Notes. The original issuance discount is amortized over the lives of notes.

During March 2022, we purchased a convertible note from the Third Party for a total of $4,400 with original issuance discount of $400. The note is convertible into common shares for $0.01 per common share and matures in August 2022. The original issuance discount is amortized over the life of note.

The debt discount as of March 31, 2022 and December 31, 2021 was $6,965 and $13,070.

Amortization for all the convertible notes receivable was $6,505 and $0 recognized as other income in the statement of operations for the three months ended March 31, 2022 and 2021, respectively. $26,950 of the Notes expired on March 10, 2022. We are working on restructuring and converting the Notes into common stock of the Third Party.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

ReceptoPharm leases a lab and renewed its operating lease agreement for five years beginning August 1, 2017 for monthly payments of approximately $6,900 with a 5% increase each year. In February of 2021, we signed an updated lease with extended terms through January 1, 2023. The lease calls for monthly payments of approximately $6,500 with a 4% increase each year.

	March 31,	December 31,
	2022	2021
Lease cost
Operating lease cost	$20,099	$80,396
Short-term lease cost	-	-
Total lease cost	$20,099	$80,396

Balance sheet information
Operating ROU Assets	$74,988	$93,811

Operating lease obligations, current portion	58,832	77,673
Operating lease obligations, non-current portion	-	-
Total operating lease obligations	$58,832	$77,673

Weighted average remaining lease term (in years) – operating leases	0.75	1
Weighted average discount rate-operating leases	8%	8%

Supplemental cash flow information related to leases were as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$20,117	$95,846

Future minimum payments under these lease agreements are as follows:

December 31,	Total
2022 (Remaining 9 months)	$60,810
Total future lease payments	$60,810
Less imputed interest	1,978
Total	$58,832

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of March 31, 2022. We have accrued the $142,500 in accrued expense and equity compensation.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of March 31, 2022 and December 31, 2021, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

Litigation

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At March 31, 2022, we owed principal balance of $91,156 and accrued interest of $54,553 (See Note 6) if the defenses and our new claims are deemed to be of no merit.

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

13. SUBSEQUENT EVENTS

Convertible Notes Payable

During April and May 2022, we issued convertible promissory notes to the unrelated third parties for a total of $270,250 with original issuance discount of $35,250. The Noteholders have the right to convert the note into shares of Common Stock at a conversion price ranging from $0.0006 to $0.0008 per share. The notes are due one year from the execution and funding of the notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the three months ended March 31, 2022 has focused upon marketing our homeopathic drugs for the treatment of pain:

●	Nyloxin® (Stage 2 Pain)
●	Nyloxin® Extra Strength (Stage 3 Pain)
●	Pet Pain–Away
●	Equine Pain–Away
●	Luxury Feet

During the three months ended March 31, 2022 and thereafter, the following has occurred:

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

● They are easy to administer.

We are currently working with consultants to develop trial protocols for a Phase I/II trial for the use of RPI–78M in the treatment of Pediatric Multiple Sclerosis. Our goal is to initiate these trials in 2022.

Critical Accounting Policies and Estimates

Our condensed consolidated unaudited financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on April 15, 2022. There were no material changes to our accounting policies during the three months ended March 31, 2022.

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

Results of Operations – Comparison of Three Months Periods Ended March 31, 2022 and 2021

Sales for the three–month period ended March 31, 2022 were $22,198 compared to $22,023 for the three-month period ended March 31, 2021. The increase in net sales is primarily attributable to the increase in Pet Pain-Away sales.

Cost of sales for the three–month period ended March 31, 2022 is $14,406 compared to $5,634 for the three–month period March 31, 2021. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the three–month period ended March 31, 2022 is $7,792 or 35.10% compared to $16,389 or 74.42% for the three–month period ended March 31, 2021. The decrease in our profit margin is primarily due to increase in manufacturing cost.

Selling, general and administrative expenses decreased $188,376 or 37.33% from $504,592 for the quarter ended March 31, 2021 to $316,216 for the quarter ended March 31, 2022, generally due to the overall decrease in professional fees. In addition, we had a bad debt expense from the receivables from companies owned by the Company’s CEO for $53,000 for the three months ended March 31, 2021.

Other income of $6,505 for the three months ended March 31, 2022 is related to the amortization of debt discount from the convertible notes receivables obtained during 2021.

Interest expense, including related party interest expense, increased $77,136 or 66.33%, from $116,285 for the quarter ended March 31, 2021 to $193,421 for the quarter ended March 31, 2022. This increase was primarily due to increase in amortization of loan discounts in the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021.

We carry certain of our debentures and common stock warrants at fair value. For the three months ended March 31, 2022 and 2021, the liability related to these hybrid instruments fluctuated, resulting in a gain of $5,546,361 and a loss of $32,876,870, respectively.

Loss on settlement of debts decreased $380,738 or 91.02%, from a loss of $418,297 for the three months ended March 31, 2021 to a loss of $37,559 for the three months ended March 31, 2022. This decrease was primarily due to decrease in losses on settlement of debt through issuance of shares of common stock. Stock issued for loan modification decreased $107,500 or 100% from $107,500 for the three months ended March 31, 2021 to $0 for the three months ended March 31, 2022.

As a result of the foregoing, our net income increased by $39,029,718 or 114.74%, from a loss of $34,016,256 for the quarter ended March 31, 2021 to an income of $5,013,462 for the quarter ended March 31, 2022.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended March 31, 2022, we have an accumulated deficit of $76,715,527 at March 31, 2022. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $15,695,921 and a stockholders’ deficit of $15,773,936 at March 31, 2022.

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

Current operations are primarily being funded through a combination of product sales and convertible notes. During the three months ended March 31, 2022, we raised $150,000 through the issuance of convertible notes and $194,025 through the issuance of a promissory note.

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

Impact of COVID-19 on our Operations

The ramifications of the outbreak of the novel strain of COVID-19 are filled with uncertainty and changing quickly. Our operations have continued during the COVID-19 pandemic and we have not had significant disruption. Beginning in June 2020, the Company experienced a delay in retail rollout as a downstream implication of the slowing economy. During May 2020, we received approval from SBA to fund our request for a PPP loan for $64,895. The entire loan was forgiven in November 2021. During April and June 2020, we obtained the loan in the amount of $150,000 from SBA under its Economic Injury Disaster Loan assistance program. We used the proceeds primarily for rent, payroll, utilities, accounting and legal expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2022, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as defined in Rule 13a–15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10–K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of March 31, 2022. In light of this, we performed additional post–closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or 15d–15 under the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At March 31, 2022, we owed principal balance of $91,156 and accrued interest of $54,553 (See Note 6) if the defenses and our new claims are deemed be of no merit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During February 2022, the Noteholder received 12,000,000 shares of our restricted common stock in satisfaction the $6,000 of the Note with a fair value of $36,000.

During February 2022, in connection with the settlement of $16,693 of the promissory note of $183,619 restated in August 2021, we issued 20,866,250 shares of common stock with fair value of $54,252.

Item 3. Defaults Upon Senior Securities

Debt owed to a Director

During 2010, we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. During the three months ended March 31, 2022, we repaid $5,000 of accrued interest in cash. In April 2022, we repaid $10,000 of accrued interest in cash. At March 31, 2022 and December 31, 2021, we owed this director accrued interest of $147,047 and $147,768.

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

NUTRA PHARMA CORP.
Registrant

Dated: May 20, 2022	/s/ Rik J. Deitsch
Rik J. Deitsch
Chief Executive Officer/Chief Financial Officer

