Form 10-K
period 2022-12-31
NUTRA PHARMA CORP
filed 2025-09-03
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 000-32141

NUTRA PHARMA CORP.

(Exact name of registrant as specified in its charter)

California	91-2021600
(State or Other Jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

6400 Park of Commerce Blvd, Suite 1B, Boca Raton, FL	33487
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 509-0911

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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
Emerging Growth Company ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second quarter: $6,762,239.

As of September 3, 2025, there were 7,099,727,214 shares of common stock and 12,000,000 shares of Series B preferred stock issued and outstanding.

Nutra Pharma Corp (“Nutra Pharma”) and its wholly owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics Inc. are referred to herein as “we”, “our” or “us” (ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2022 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

Item 1. Business

Introduction

Nutra Pharma is a biopharmaceutical company with intellectual property for drugs that treat autoimmune disorders, viral diseases and pain. Nutra Pharma was incorporated under the laws of the state of California on February 1, 2000, under the original name of Exotic-Bird.com.

Nutra Pharma conducts drug discovery research and development (R&D) activities. In October 2009, Nutra Pharma launched its first consumer product called Cobroxin, an over-the-counter pain reliever designed to treat moderate to severe chronic pain. In May 2010, Nutra Pharma launched its second consumer product called Nyloxin, an over-the-counter pain reliever that is a stronger version of Cobroxin and is designed to treat severe chronic pain. In December 2014, we launched Pet Pain-Away, an over-the-counter pain reliever designed to treat pain in cats and dogs. In October 2019, we launched Equine Pain-Away, an over-the-counter topical pain reliever designed to treat pain in horses. In March of 2021, we launched Luxury Feet, an over-the-counter pain reliever and anti-inflammatory product that is designed for women who experience pain or discomfort due to high heels and stilettos. In October of 2021 we began manufacturing private labelled products for third party distributors.

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

We have carried out our homeopathic and drug discovery research and clinical development and fully developed four homeopathic drugs for the relief of pain:

●	Nyloxin and Nyloxin Extra Strength
●	Pet Pain-Away: an over-the-counter pain reliever designed to relieve pain in cats and dogs
●	Equine Pain-Away: an over-the-counter topical pain reliever designed to relieve pain in horses
●	Luxury Feet: an over-the-counter pain reliever designed to relieve foot pain from high heels and stilettos

Our business plan will continue its efforts to produce, market and distribute our Nyloxin, Pet Pain-Away, Equine Pain-Away™ and Luxury Feet™ branded products both domestically and internationally.

From October 2009 until December 31, 2022, our operations centered on the marketing of Cobroxin (our discontinued product), Nyloxin and Nyloxin Extra Strength. In December of 2014, we launched Pet Pain-Away and began actively marketing the product. In October of 2021, we began manufacturing a Zeolite detoxification product and conducted some online sales. We launched Equine Pain-Away in October of 2019 and Luxury Feet officially launched distribution in March of 2021.

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

Industry Overview of the Pain Market

Pain is the most common symptom for patients seeking medical attention. Acute and chronic pain affects large numbers of Americans. According to the Centers for Disease Control and Prevention (CDC), “..an estimated 20.9% of U.S. adults (51.6 million persons) experienced chronic pain, and 6.9% (17.1 million persons) experienced high-impact chronic pain (i.e., chronic pain that results in substantial restriction to daily activities)”. The annual national economic cost associated with chronic pain is estimated to be $560-$635 billion. (Institute of Medicine, Relieving Pain in America, 2011).

According to the American Academy of Pain Medicine (AAPM), chronic pain affects approximately 1.5 billion people worldwide, on account of the high prevalence of cardiovascular disorders, cancer, and diabetes. Algomedix estimated the global sales for the treatment of chronic pain were $60 billion in 2015; and according to the market research report published by P&S Intelligence, the global chronic pain treatment market is expected to reach $105.9 billion by 2025. The market growth is primarily driven by the rising prevalence of chronic conditions, surging geriatric population, and increasing government support toward chronic pain management.

Our Products

Nyloxin/Nyloxin Extra Strength

We offer Nyloxin/Nyloxin Extra Strength as our over-the-counter (OTC) pain reliever that has been clinically proven to treat moderate to severe (Stage 2) chronic pain.

Nyloxin and Nyloxin Extra Strength are available as a two-ounce topical gel for treating joint pain and pain associated with arthritis and repetitive stress, and as a one ounce oral spray for treating lower back pain, migraines, neck aches, shoulder pain, cramps, and neuropathic pain. Both the topical gel and oral spray are packaged and sold as a one-month supply.

Nyloxin and Nyloxin Extra Strength offer several benefits as a pain reliever. With increasing concern about consumers using opioid and acetaminophen-based pain relievers, the Nyloxin products provide an alternative that does not rely on opiates or non-steroidal anti-inflammatory drugs, otherwise known as NSAIDs, for their pain-relieving effects. Nyloxin also has a well-defined safety profile. Since the early 1930s, the active pharmaceutical ingredient (API) of Nyloxin, Asian cobra venom, has been studied in more than 46 human clinical studies. The data from these studies provide clinical evidence that cobra venom provides an effective treatment for pain with few side effects and has the following benefits:

●	safe and effective;
●	all natural;
●	long-acting;
●	easy to use;
●	non-narcotic;
●	non-addictive; and
●	analgesic and anti-inflammatory.

Potential side effects from the use of Nyloxin are rare, but may include headache, nausea, vomiting, sore throat, allergic rhinitis and coughing.

The primary difference between Nyloxin and Nyloxin Extra Strength is the dilution level of the venom. The approximate dilution levels for Nyloxin and Nyloxin Extra Strength are as follows:

Nyloxin

●	Topical Gel: 30 mcg/mL
●	Oral Spray: 70 mcg/mL

Nyloxin Extra Strength

●	Topical Gel: 60 mcg/mL
●	Oral Spray: 140 mcg/mL

In December 2011, we began marketing Nyloxin and Nyloxin Extra Strength at www.nyloxin.com. Both Nyloxin and Nyloxin Extra Strength are packaged in a roll-on container, squeeze bottle and as an oral spray. Additionally, Nyloxin topical gel is available in an 8 ounce pump bottle.

We are currently marketing Nyloxin and Nyloxin Extra Strength as treatments for moderate to severe chronic pain. Nyloxin is available as an oral spray for treating back pain, neck pain, headaches, joint pain, migraines, and neuralgia and as a topical gel for treating joint pain, neck pain, arthritis pain, and pain associated with repetitive stress. Nyloxin Extra Strength is available as an oral spray and gel application for treating the same physical indications but is aimed at treating the most severe (Stage 3) pain that inhibits one’s ability to function fully.

The Nyloxin products are available for sale on the www.Nyloxin.com website, the Nyloxin Amazon storefront at www.Amazon.com/nyloxin and on the Walmart Marketplace. Nyloxin is also sold in physician offices, clinics and small-chain pharmacies.

Nyloxin Military Strength

In December 2012, we announced the availability of Nyloxin Military Strength for sale to the United States Military and Veteran’s Administration. Over the past few years, the U.S. Department of Defense has been reporting an increase in the use and abuse of prescription medications, particularly opiates. In 2009, close to 3.8 million prescriptions for pain relievers were written in the military. This staggering number was more than a 400% increase from the number of prescriptions written in the military in 2001. But prescription drugs are not the only issue. The most common and seemingly harmless way to treat pain is with non–steroidal, anti–inflammatory drugs (NSAIDS). But there are risks. Overuse can cause nausea, vomiting, diarrhea, heartburn, ulcers and internal bleeding. In severe cases chest pain, heart failure, kidney dysfunction and life–threatening allergic reactions can occur. It is reported that approximately 7,600 people in America die from NSAID use and some 78,000 are hospitalized. Ibuprofen, also an NSAID has been of particular concern in the military. The terms “Ranger Candy” and “Military Candy” refer to the service men and women who are said to use 800mg doses of Ibuprofen to control their pain. But when taking anti–inflammatory Ibuprofen in high doses for chronic pain, there is potential for critical health risks; abuse can lead to serious stomach problems, internal bleeding and even kidney failure. There are significantly greater health risks when abuse of this drug is combined with alcohol intake. Our goal is that with Nyloxin, we can greatly reduce the instances of opiate abuse and overuse of NSAIDS in high risk groups like the US military. The Nyloxin Military Strength represents the strongest version of Nyloxin available and is approximately twice as strong as Nyloxin Extra Strength. We are working with outside consultants to register Nyloxin Military Strength and the other Nyloxin products for sale to the US government and the various arms of the military as well as the Veteran’s Administration. In February of 2018, Nyloxin was added to the Federal Supply Schedule but was subsequently removed the following week without an adequate explanation. We have continued to work with our consultants to understand why our products were improperly removed the Federal Supply Schedule and when we may be able to get re-listed on the Federal Supply Schedule for eventual sales to governmental agencies or to the US Military.

International Sales

We are pursuing international drug registrations in Canada, Mexico, India, Australia, New Zealand, Central and South America and Europe. Since European rules for homeopathic drugs are different than the rules in the US, we cannot estimate when this process will be completed. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin in India. We are actively seeking new distribution partners in India.

On May 14, 2015 we announced that we had engaged the Nature’s Clinic to begin the process of regulatory approval of our Company’s Over–the–Counter pain drug, Nyloxin for marketing and distribution in Canada. The Nature’s Clinic has already begun setting up their Chatham, Ontario warehouse. Due to lack of funding and then the subsequent COVID crisis, we have waited to complete the approval process to begin distributing Nyloxin and expect to re-engage in the process in 2026.

Additionally, we plan to complete several human clinical studies aimed at comparing the ability of Nyloxin Extra Strength to replace prescription pain relievers. We have provided protocols to several hospitals and will provide details and timelines when those protocols have been accepted. We cannot provide any timeline for these studies until adequate financing is available.

To date, our marketing efforts have been limited due to lack of funding. As sales increase, we plan to begin marketing more aggressively to increase the sales and awareness of our products.

Pet Pain–Away

During June of 2013, we announced the launch of our new homeopathic formula for the treatment of chronic pain in companion animals, Pet Pain–Away. Pet Pain–Away is a homeopathic, non–narcotic, non–addictive, over–the–counter pain reliever, primarily aimed at treating moderate to severe chronic pain in companion animals. It is specifically indicated to treat pain from hip dysplasia, arthritis pain, joint pain, and general chronic pain in dogs and cats. The initial product run was completed in December of 2014 and launched through Lumaxa Distributors on December 19, 2014.

In May of 2016, we signed a license agreement to begin the process of creating an infomercial (Direct Response) campaign for Pet Pain–Away. In November of 2016, we announced the license agreement with DEG Productions for the marketing and distribution of Pet Pain–Away globally. DEG created their own website (www.getpetpainaway.com) and began airing commercials in December of 2016.

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

Equine Pain-Away (Formerly Equine Nyloxin)

In October of 2013, we announced that we were in the process of launching the newest addition to our line of homeopathic treatments for chronic pain, Equine Nyloxin. We had been working with trainers and veterinarians in the equine industry and have already identified distributors for the product. The Equine Nyloxin represents the Company’s first topical solution for the animal market. Equine Nyloxin was rebranded as Equine Pain-Away™ and officially rolled into the market in October of 2019. Equine Pain-Away is being marketed through several retailers and online at www.EquinePainAway.com and on Amazon.

Regulation

The active pharmaceutical ingredient (API) in our over the counter products, Asian cobra venom, has an approved United States monograph under the Homeopathic Pharmacopoeia of the United States (HPUS), which allowed us to register them with the FDA as homeopathic drugs. A United States monograph is a prescribed formulation for the production of any drug or product that is recognized by law for a specific application and that may be introduced into commerce. The FDA requires this registration process to maintain full compliance of companies marketing and selling medicines classified as homeopathic. In August 2009, we successfully completed submission of final packaging and labeling to the FDA to begin selling our over-the-counter pain reliever, Cobroxin. In December 2009, we completed our submission of final packaging and labeling to the FDA of Nyloxin and Nyloxin Extra Strength. In December 2016 we completed our submission of final packaging and labeling to the FDA of Pet Pain-Away.

On March 11, 2019, the United States Food and Drug Administration (FDA) sent us a warning letter regarding the claims and marketing materials of our Nyloxin line of products. On April 10, 2019 we responded to the warning letter; addressing their concerns and outlining the actions that we have taken and will take to comply with their requests for changes. The response goes on to commit to the FDA that the company will make the changes necessary to properly and legally continue to market and distribute our products. As of this date, we have made all of the committed changes to our website, social media pages and marketing material. There has been no further communication regarding this from the FDA.

Manufacturing

We oversee Nyloxin’s and Pet Pain-Away’s manufacturing activities at our Good Manufacturing Practice (“GMP”) certified facility. We are also responsible for acquiring appropriate amounts of Asian cobra venom required to manufacture Nyloxin and Pet Pain-Away.

Subject to availability of funds, we plan to begin additional clinical studies for our pain relievers. These studies will be designed to compare the efficacy of Nyloxin Extra Strength to other prescription strength pain relievers. Our study published in Toxicon, which is the journal of the International Society of Toxinology, showed that our leading drug product for the treatment of pain (RPI-78) had pain-reducing effects that lasted four times as long as morphine without the negative side effects associated with opioid-based pain relievers. Another study published in the journal Neuropharmacology showed a new mechanism on the use of Alpha-Cobratoxin as a treatment for pain. Alpha-Cobratoxin is the main component of the cobra venom used in Nyloxin and Pet Pain-Away.

The FDA requires those companies manufacturing homeopathic medicines to have their facilities certified as GMP. As of October 2005, our manufacturing and laboratory facility has been fully compliant with its GMP certification. In March 2009, we received an ISO Class 5 certification for our clean room facility. An ISO Class 5 certification is a type of classification granted for a clean room facility according to the number and size of particles permitted per volume of air. An ISO Class 5 clean room has at most, 3,500 particles per square meter. In 2023, we moved to our new facility in Boca Raton and have certified our lab for production.

Manufacturing Nyloxin and Pet Pain-Away entails a two-step process, the first of which consists of manufacturing the bulk raw materials and completing the dilution levels of the active pharmaceutical ingredient (“API”) as provided for in the Homeopathic Pharmacopeia of the United States, which is a compilation of continuously updated statements of Homeopathic Pharmacopoeia standards and monographs as recognized by that organization. Once this process is completed, the second step entails batching the ingredients into the final mixing, bottling and shipping processes.

We began limited manufacturing of Nyloxin in November 2010. We scaled up manufacturing in the first quarter of 2011. Our production level is contingent upon product demand level and we can scale up as sales demand increases. We began manufacturing Pet Pain-Away in late 2014 and completed the first run of products for distribution on December 19, 2014. We are currently expanding production capacity in our facility to allow spot production of our products and future private label brands.

In March of 2022 we announced that we had expanded our manufacturing capabilities to include liquid filling, tube filling as well as capsule production. We also announced that we had begun scaling up in-house production of dietary supplements for third-party marketers in acting as a contract manufacturer; Our first such contract was with Avini Health, a related party.

Marketing and Distribution

In August 2009, we completed an agreement with XenaCare granting them the exclusive license to market and distribute Cobroxin within the United States. To maintain this market exclusivity, XenaCare was required to meet certain minimum performance requirements. On April 1, 2011, we notified our Cobroxin Distributor, XenaCare Holdings that they were in breach of our agreement. As a result of this, the distribution agreement was terminated effective April 10, 2011. XenaCare had a large stock of the product that they had ordered from us and we have allowed them to continue to market their existing inventory of Cobroxin. In October 2011 we discontinued their website at www.Cobroxin.com. All current traffic to that website is now redirected to www.Nyloxin.com. It is our plan to eventually re-launch Cobroxin with an eventual return to retail stores.

In December of 2013, we announced an agreement with MyNyloxin.com for the exclusive rights to market and distribute Nyloxin in the Network Marketing channel. In November of 2014, MyNyloxin.com changed their name to Lumaxa. They provide a business opportunity to their Distributors to earn commissions on the sale of our products through their Distributor groups. In January of 2014, we announced the first product shipments to the MyNyloxin Independent Entrepreneurs (MIEs). Lumaxa conducts webinars, conference calls and live meetings to support recruitment of new distributors as well as to provide product and business education.

In May of 2016, we signed a license agreement to begin the process of creating an infomercial (Direct Response) campaign for Pet Pain-Away. In November of 2016, we announced the license agreement with DEG Productions for the marketing and distribution of Pet Pain-Away globally. DEG created their own website (www.getpetpainaway.com) and began airing commercials in December of 2016. In February of 2020, we took back the marketing of Pet Pain-Away and are currently selling the product on Amazon.com and through www.petpainaway.com

In late 2019 we created our own storefront on Amazon at www.Amazon.com/nyloxin. In August of 2020, we added Pet Pain-Away to the Amazon site. In March of 2021, we added Luxury Feet and Equine Pain-Away to our Amazon storefront. In November of 2020, our Nyloxin line of products was added to the Walmart Marketplace and sold online at www.Walmart.com. In March of 2022, we announced that Avini Health would market our products on a non-exclusive basis while we will act as their contract manufacturer for the rest of their product line. Avini Health currently markets our products to their Distributors under the brand “Plus Relief”. In October of 2023, we launched Plus Relief for Pets through Avini Health as a private label of Pet Pain-Away. We continue to work with Avini to market these products.

We are continuing our efforts to find strategic partnerships for the promotion, marketing, registration, licensing and sales of our products domestically and internationally.

Dependence on one or a Few Major Customers

With respect to Nyloxin, Nyloxin Extra Strength and Pet Pain-Away, we have been distributing the products online and to various retailers. We are seeking both domestic and international distributors for these products. It may be that a larger distributor may require exclusivity in the US or any particular foreign market. If so, we would be dependent on that distributor for those Nyloxin sales.

International Drug Registrations

We are continuing our efforts to complete the registration process internationally. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin in India. We are currently working with potential Distributors in India. In February, 2015 we completed the first test shipments to India through our importer, S.Zhaveri Pharmakem. We are actively seeking new distribution partners in India. In April of 2015 we announced the engagement of the Vancouver Commodity Group to identify potential distribution partners in China. Later that month, we announced the acceptance of Nyloxin by the China International Exchange and Promotive Association for Medical and Healthcare (CPAM). With this approval, we have been working with several groups to find a large distributor for our products in the People’s Republic of China. On May 14, 2015 we announced that we had engaged the Nature’s Clinic to begin the process of regulatory approval of our Company’s Over-the-Counter pain drug, Nyloxin for marketing and distribution in Canada. The Nature’s Clinic has already begun setting up their Chatham, Ontario warehouse. Due to lack of funding, we have waited to complete the approval process to begin distributing Nyloxin and expect to re-engage in the process as soon as feasible. On February 1, 2018 we announced a Distribution Agreement with the Australian company, Pharmachal PTY LTD to market and distribute Nyloxin in Australia and New Zealand. Pharmachal has begun the registration process with the TGA (Therapeutic Goods Administration). We will continue to work with them through the registration process but have no current timetable for distribution in Australia.

While many countries adopt similar regulation to the United States for registering homeopathic drugs, the international application process is more complex and may be lengthier. We will continue to seek qualified, well-funded distributors for the international distribution of Cobroxin, Nyloxin and Pet Pain-Away. At this time, we have no way of knowing when we may begin the process of marketing and distributing our products internationally as we navigate the regulatory process and seek qualified distributors.

Homeopathic Drug Pain Relief Studies

Pending adequate financing or revenues, we will continue our research and development into this area, with the ultimate goal of improving product claims for Nyloxin Extra Strength, which is a treatment for stage 3 pain. We have planned the following three studies and will pursue these pending adequate financing:

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

Chronic Back Pain Phase IV

We will continue our research and development, with this ultimate goal of improving product claims for Nyloxin Extra Strength, which is a treatment for stage 3 pain. This is a planned 4-week patient trial period. We have an estimated budget of $250,000. We have not yet incurred any costs associated with the Chronic Back Pain Phase IV project. We plan to reinitiate this trial pending adequate funding.

All of these studies have been delayed due to our lack of revenues and funding. We will reassess our start and completion dates upon generating a sufficient amount of revenues, if ever.

Research and Development

We have conducted research and development of novel anticholinergic therapeutic protein products for the treatment of autoimmune and neurologic disorders, including Human Immunodeficiency Virus (HIV), Multiple Sclerosis (MS) Adrenomyeloneuropathy (AMN), Rheumatoid Arthritis (RA) and pain.

Drug Applications

We have set forth below a summary of our proposed drugs and their potential applications.

Drug	Potential Applications
RPI-78M	MS, AMN, Rheumatoid Arthritis (RA), Myasthenia Gravis (MG) and Amyotrophic Lateral Sclerosis (ALS)
RPI-MN	HIV, Herpes, general anti-viral applications
RPI-78	Pain, Arthritis
RPI-70	Pain

We believe that our pharmaceutical products have a wide range of applications in a number of chronic, inherited and/or life-threatening viral, autoimmune and neuromuscular degenerative diseases, even though none of these products have FDA or other approval for the treatment of such diseases. These disorders target nerve cells, especially one specific type of cell receptor that is sensitive to the neurotransmitter, acetylcholine, which plays an important role in the transmission of nerve impulses at synapses and myoneural (muscle-nerve) junctions.

Primary Disease Targets

Through our research program, our goal is to obtain required regulatory approvals of our HIV, MS, and AMN products, so that they can be marketed. In September of 2015 we were granted Orphan Designation by the US-FDA for the treatment of Pediatric Multiple Sclerosis. The Orphan designation may greatly reduce the costs of clinical trials and shorten the timeline to potential drug approval. We secure confidentiality agreements prior to initiating contract research in order to protect any patentable opportunities.

Multiple Sclerosis (MS)

Multiple Sclerosis (MS) is thought to be an autoimmune disease that primarily causes central nervous system problems. In MS, the insulating fatty material surrounding the nerve fibers, also known as myelin, which functions to speed signaling from one end of the nerve cell to the other, is attacked by cells of the immune system causing problems in signal transduction. MS is the most common of demyelinating disorders, having a prevalence of approximately 1 per 1,000 persons in most of the United States and Europe. According to the American Multiple Sclerosis Society, 1,000,000 people in the US are affected by MS and another 2.8 million globally, with 10,000 new cases diagnosed in the US every year. Although MS occurs most commonly in adults, it is also diagnosed in children and adolescents. A study published by Emory University School of Medicine analyzed data from 53 countries that submitted pediatric data to the Atlas of MS during 2020-2022, and estimated that there are over 31,000 children and adolescents living with MS worldwide.

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

RPI-78M has shown efficacy in animal models (EAE) for MS and we are planning new animal studies to gain more insight into the levels of protection that the drugs afford. In one study conducted in August 2007, all members of an untreated animal control group developed signs of disease with different levels of paralysis/muscle weakness. A similar group in the August 2007 study treated with RPI-78M showed no disease in 90% of the animals in both acute and chronic applications of the test. Moreover, there were no toxicities reported though the animals which received doses the equivalent of 280 times a human dose.

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

In August of 1984, Biogenix applied for and received an Intrastate Investigational Drug (FSDHRS Protocol RA-1 (002)) from the Department of Health and Rehabilitation (HRS) in Florida that permitted the 4-week study of RPI-MN in 13 patients with Rheumatoid arthritis ranging in age from 49 to 81. Patients were enrolled for a period of 4 weeks; the results showed 30% to 49% improvement in range of joint motion, early morning stiffness and stamina (this data, along with other supporting intellectual property was acquired by our wholly-owned subsidiary ReceptoPharm from Biogenix). We believe that the data obtained from the examination of clinical efficacy in these three diseases can augment information from prior clinical studies and lead to the future investigation of treatments for other chronic conditions.

We are currently planning two studies in Multiple Sclerosis:

-	Study of 30 adults utilizing RPI-78M with monthly MRIs and disability testing. The goal of this small Phase IIa study would be to see if the disease modification and reversal that was seen in the rat model is replicated in humans. If sclerosing lesions in the brains of MS patients are reduced in any way, this would be a first for any MS therapy.
-	Study in 30-50 children diagnosed with Pediatric MS under our Orphan Designation. The goal of this study would be to utilize the benefits of our Orphan Designation to prove efficacy in a pediatric population of MS patients.

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

In September of 2015, we were granted Orphan Designation by the US-FDA for the treatment of Pediatric Multiple Sclerosis. We are currently working with potential sites of care to conduct a Phase I/II in Pediatric MS. The designation of RPI-78M as an Orphan Drug provides Nutra Pharma with a 7-year period of market exclusivity in the U.S. once the drug is approved. Additional benefits over conventional drug applications include: tax credits for clinical research costs, the ability to apply for grant funding, clinical trial design assistance, plus assistance from the FDA in the drug development process and the waiver of Prescription Drug User Fee Act (PDUFA) filing fees which could be in excess of $2.5 million. The granting of Orphan Drug Designation allows the Company to move forward with their preparation of an Investigative New Drug Application and proposal of clinical trials. The FDA grants Orphan Drug Designation status to products that treat rare diseases, providing incentives to sponsors developing drugs or biologics. According to the FDA, the Orphan Drug program has successfully enabled the development and marketing of more than 400 drugs and biologic products for rare diseases since 1983. Evaluate Ltd., in its 2025 EvaluatePharma Orphan Drug Report, estimated that orphan drug sales will constitute more than 20% of the total share of prescription drug sales by 2030, totaling $320bn.

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

August 2007 studies at Soochow University proved the potential of our drug candidates, RPI-78 and RPI-70. When compared to Dolantin, an opiate-based drug subordinate to morphine, the effects were very encouraging. While Dolantin provided immediate pain relief it began wearing off just as RPI-70 began to take effect. The effects of RPI-70 do not seem dramatic in contrast to Dolantin, considering the quantity of drug employed in this animal model. The concentration of RPI-70 was approximately 100 times less than the opiate product. Also, RPI-70 showed real potential for combining with other pain killing medications. RPI-78 was calculated to be 150,000 times more potent than aspirin. This product can be injected systemically providing evidence of a more practical application than Prialt, which must be administered intrathecally (into the spinal cord). Opiate drugs induce tolerance and dependence. This problem is not encountered with RPI-70 and RPI-78.

In February 2009, we filed a patent application with the United States Patent and Trademark Office for the use of RPI-78 as a novel method for treating arthritis in humans. Also in February 2009, in collaboration with Soochow University in China, we published positive data from its recent animal studies on the use of RPI-78 (Cobratoxin) as a method for treating arthritis. In March of 2011, we were issued a patent for the use of cobratoxin as an analgesic (US patent #7,902,152). In February of 2012, in collaboration with Soochow University, we published another study that demonstrated a novel mechanism of action for the use of RPI-78 as a treatment for pain.

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

According to a BBC report, chemical weapons remain a real threat to the West. During the Syrian conflict there were over a thousand documented uses of chemical weapons; making this issue a major topic of concern in the US department of Defense and the United Nations. We will continue working with the Department of Defense and DTRA on potential funding for these applications.

Market Values

Multiple Sclerosis (MS)

As of 2023, MS affects an estimated 2.9 million people globally with approximately 1,000,000 sufferers in the United States. There are 15 approved drugs for the treatment of this disease. According to Precedence Research, the U.S. multiple sclerosis drugs market size accounted for $7.81 billion in 2024 and is predicted to increase from $8.44 billion in 2025 to approximately $17.15 billion by 2034, expanding at a CAGR of 8.18% from 2025 to 2034. The global multiple sclerosis drugs market size accounted for $21.26 billion in 2024 and is predicted to increase from $22.96 billion in 2025 to approximately $45.90 billion by 2034, expanding at a CAGR of 8.00% from 2025 to 2034. The growth of the market is driven by ongoing clinical trials, increasing approvals from regulatory agencies, and rising investments in R&D activities for developing new therapies. According to an April 2015 article published in the journal Neurology, the average annual cost of these drugs has increased to over $60,000 per person. According to the National Multiple Sclerosis Society, as of February 2022, the median annual price of a brand-name disease-modifying therapy was close to $94,000.

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

Business Strategy

Pending adequate financing or revenues, we seek to develop proprietary pharmaceutical products for human illnesses that qualify for “Fast-Track” or “Orphan Drug” status under FDA regulations, which can expedite regulatory review. For some conditions, the FDA has created the “two animal rule” which permits us to collect data from ongoing animal research for human treatment applications.

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

We believe that our proposed unique pharmaceutical products can be used alone or licensed for use in combination with other therapeutic products and may be of interest to other established pharmaceutical companies as a means of extending the patent life of their proprietary products.

Short-term Goal

Although we focused our drug development efforts from 2006 to 2008 on clinical trials for ReceptoPharm’s HIV drug, RPI-MN, our primary focus now is on RPI-78M for the treatment of MS and MG. With the Orphan designation for Pediatric MS, we expect to move into Phase I/II clinical studies by the end of 2025.

Mid-term Goal

Our midterm strategy is to license our AMN, MS and HIV technologies in our attempt to bring these technologies to market within 5 years, should we obtain adequate financing.

Long-Term Goal

Our long-term goal is the use of our drugs in the field of neurological diseases, infectious diseases and autoimmune disorders. Due to our limited financial and operational resources, this goal will require us to establish strategic partners or alliances with pharmaceutical companies, academic institutions, biotechnology companies, and clinical diagnostic laboratories, which will: (a) complement our research and development efforts; (b) reduce the risks associated with undertaking the entire process of drug development and marketing; and (c) generate licensing based revenue streams. Additionally, we plan to continue identifying intellectual property and companies in the biotechnology arena as potential acquisition candidates.

Compassionate Release Programs

Certain countries, such as Canada and the United Kingdom, permit their citizens to have access to investigational medications without being approved for any applications by their respective “FDA type” agencies, and permit physicians to prescribe drugs they believe are of possible benefits to the patients. Through these “Compassionate Release Programs”, we have supplied RPI-78M, our drug under investigation for MS and AMN, to physicians in the United Kingdom. The FDA does not offer this program.

Clinical Trial Applications

We have developed Common Technical Documents (CTD) for both RPI-78M and RPI-MN that are used to support any clinical trial application. The CTD is a complete history of the individual drug, including all of the in-vitro and in-vivo work accomplished to date, as well as pre-clinical development work on the drug. Having these completed documents allows for expedited due diligence from regulatory bodies reviewing our applications for trials and approvals. With these documents, we successfully applied for approval to conduct a clinical investigation in the United Kingdom under the regulation of the Medicines Health and Regulatory Agency (MHRA), which is the British equivalent of the US-FDA.

Current Research and Development Projects

Neurological Studies

Pain Studies

In an effort to further support Nyloxin Extra Strength, we had planned to complete two human clinical studies aimed at comparing the ability of Nyloxin Extra Strength to replace prescription pain relievers. We originally estimated that these studies would begin during the second quarter of 2010; however, these studies have been delayed because of lack of funding. We have no way of knowing at this time, if or when we will have adequate funding to reinitiate these trials.

AMN Phase II

We have been conducting research and development in this area since February 2006 with an original expected completion date of September 2010, which includes a 12-month patient trial period that has already been completed. We have thus far expended approximately $400,000, because we have completed our AMN Phase II project, there is no further budget for this project.

AMN Phase III

We had planned to continue research and development, with the ultimate goal of completing development of our future drug, RPI-78M. Our originally estimated start and completion dates were July 2010 and December 2011, respectively, which includes a 12-month patient trial period. We have thus far incurred costs of $5,000. We have an estimated budget of $500,000. We have no way of knowing at this time, if or when we will have adequate funding to reinitiate these trials.

MS Phase II (Pediatric MS Phase I/II)

We are working with our Chief Scientific Officer, Dale Vanderputten, PhD; along with consultants to begin our Phase I/Phase II studies in pediatric Multiple Sclerosis. Pending adequate financing or revenues, we will continue our research and development, with the ultimate goal of commencing these trials with RPI-78M under our Orphan Designation. We have thus far incurred costs of $40,000. We have an estimated budget of $2,000,000. Our goal is to initiate these trials in 2026.

Currently, our total estimated costs for all of the above projects is approximately $3,000,000.

Since receiving Orphan designation for the treatment of Pediatric MS, our plans have changed. We are now working with potential sites of care to initiate a Phase I/II clinical trial in Pediatric MS. Our next step is to have a pre-IND meeting with the FDA to go over the proposed trial protocols. It is our goal to begin these trials in 2026.

Dependence on one or a Few Major Customers

We have no customers with respect to our research and development projects since we have not received FDA approval for our drug candidates and have not licensed any of our technologies.

Marketing

We currently do not have a marketing program for our drug candidates because none of our products have received FDA approval. Our lack of financing has hampered our efforts to navigate the regulatory process in a timely fashion; however, if and when we have FDA-approved drug treatments, we plan to develop a marketing strategy to market our products through pharmaceutical companies, other biotechnology companies, and diagnostic laboratories. Our Chief Executive Officer will market the treatments to licensing and development officers of those companies and will otherwise direct our marketing program. Additionally, we will attempt to secure consulting agreements with marketing consultants who will actively market our products to such companies and/or provide our Chief Executive Officer with marketing guidance.

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

Sources and Availability of Raw Materials

We use the raw material, cobra venom, for the drugs that we study and in the production of all of our over-the-counter products. We currently have two US suppliers of cobra venom that we use according to product demand. In addition, there are other suppliers in China, Thailand and India. Our management is responsible for locating cobra venom suppliers on an as-needed basis, which involves obtaining a small test amount from a supplier for scientific validation of that raw material prior to purchase. Apart from cobra venom, there are no availability issues with any of the other components, excipients or compounds that we use in our products.

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

Effect of Compliance with Federal, State, and Local Provisions for the Protection of the Environment

We have no present or anticipated direct future costs associated with environmental compliance, since we are not and will not be directly involved in manufacturing drug products as result of our research and development; however, we may be affected in the percentage licensing fees we receive, since a company may consider the environmental expense as an offset to a determination of the percentage amount we receive. We produce a drug that has limited waste issues and related costs, but handles environmentally related matters through the FDA’s Good Manufacturing Practices, the FDA mandated guidelines pertaining to the production of drugs in the United States.

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

Main Competitors (Biologics)

Competition is intense among companies that develop and market products based on advanced cellular and molecular biology. Our competitors, including Amgen, Sanofi-Aventis, Biogen-Idec, Cephalon, Genetech, Genzyme, Novartis, Regeneron, Roche and Bayer, which have far superior financial, technological and operational resources. We face significant competition from these and other biotechnology and pharmaceutical firms in the United States, Europe and elsewhere. Certain specialized biotechnology firms have also entered into cooperative arrangements with major companies for development and commercialization of products, creating an additional source of competition.

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

Interferon-based drugs and their indications represent target markets for us. Sales of interferon-based drugs annually exceed $8 billion and have attracted the participation of several major drug companies, including Bayer and Roche. Currently, there are eight interferon-based drugs licensed in Canada and the U.S.; five for the treatment of the milder Relapsing-Remitting form of MS, one for Hepatitis C, one for granulomatous disease and one for genital warts. These interferons are also used in the treatment of other conditions where treatment options are limited. The interferons for MS are Betaseron (Bayer), Avonex (Biogen), Plegridy (Biogen), Extavia (Novartis) and Rebif (EMD Serono). Since the launch of these drugs, the number of patients undergoing treatment has stabilized at current levels, indicating that there is a high turnover rate of patients in the administration of these individual drugs due to cost and side effects. Biogen developed Avonex in the early 1990’s and has been shipping the drug since late 1996. In the United Kingdom, the National Institute for Clinical Efficiency (NICE) has called for the withdrawal of Betaseron and another unrelated drug, Copaxone (Teva), from the market based on poor cost/effectiveness.

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

We have the following patents expiring at various dates indicated below:

ReceptoPharm Patents

ReceptoPharm has three issued and several patents pending with the United States Patent and Trademark Office. These patents include:

U.S. Patent No. 8,034,777, Modified Anticholinergic Neurotoxins as Modulators of the Autoimmune Reaction was granted in October 2011with 7 claims. The patent describes a method of treatment of a human patient suffering from Multiple Sclerosis comprising the administration of a disease-mitigating amount of a composition consisting of detoxified and modified alpha-cobratoxin in a saline solution. This patent is meant to protect and support our work in the production of drugs for the treatment of auto-immune diseases. This patent expires on November 22, 2025. We have filed new patents in protection of our clinical platform for the treatment of autoimmune diseases based on manufacturing improvements.

U.S. Patent No. 7,902,152, Use of cobratoxin as an analgesic was granted in March 2011 with 16 claims. The patent describes a composition of matter for an analgesic and its method of use is disclosed. The method of use is for the treatment of chronic pain, especially to the treatment of heretofore intractable pain as associated with advanced cancer. The pain associated with neurological conditions, rheumatoid arthritis, viral infections and lesions is also contemplated. The method includes administering to a host an alpha-neurotoxin that is characterized by its ability to blocking of the action of acetylcholine at nicotinic acetylcholine receptors. Currently, this would be applied to the Company’s current and future drugs for the treatment of pain. This patent will expire on October 13, 2028. We will file additional patents in protection of our clinical platform for the treatment of pain and inflammation.

U.S. Patent No. 7,758,894, Modified elapid venoms as stimulators of the immune reaction was granted in July, 2010 with 14 claims. The patent describes a method of protection from infections by administering a detoxified and neurotropically active modified venom containing alpha-cobratoxin. Protection includes bacterial, viral and parasitic infections. This patent is meant to protect and support our work in our production of anti-infective treatments. Currently, this would be applied to RPI-MN and RPI-78. This patent will expire on September 11, 2027. We will file additional patents in protection of our clinical platform for the treatment of viral infection.

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

Employees

We employ a total of 6 employees, consisting of: (a) our Chief Executive Officer (b) Our Director of Marketing (c) our Chief Scientific Officer (d) our VP of Operations (e) our Operations Manager, and (f) our Warehouse Manager. We utilize outside consultants, legal and accounting personnel as necessary and as funding permits.

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

We incurred net income of $8,176,871 and net losses of $13,095,521 for the years ended December 31, 2022 and 2021, respectively. We incurred net operating losses of $1,907,404 and $1,988,445 for the years ended December 31, 2022 and 2021, respectively. We anticipate that these operating losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Nyloxin and Pet Pain Away products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have a limited revenue producing history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We incurred net income of $8,176,871 and net losses of $13,095,521 for the years ended December 31, 2022 and 2021, respectively. We incurred net operating losses of $1,907,404 and $1,988,445 for the years ended December 31, 2022 and 2021, respectively. As a result, at December 31, 2022, we had an accumulated deficit of $73,552,118. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Nyloxin and Pet Pain-Away products; or a potential licensing of our therapies under development.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2022, we had a working capital deficit of $12,367,244. Our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have a negative cash flow from operations of approximately $0.76 million and $1.74 million for the years ended December 31, 2022 and 2021, respectively. We have insufficient financial resources to fund our operations.

We have a history of failed distributors, which has negatively affected our revenues and may continue to do so if we fail to locate a successful distributor.

Due to poor performance, we cancelled our distribution agreement with our Cobroxin distributor, XenaCare in April 2011. We plan to re-launch Cobroxin, but we have not yet ordered product or provided planned sales. To date, we have only limited sales of Nyloxin and Pet Pain-Away through outside distributors. If we fail to improve our own marketing and distribution or fail to find a competent outside distributor our operations and financial condition will be negatively affected.

If we cannot sell a sufficient volume of our products, we will be unable to continue in business.

From October 2009 until December 31, 2022, our operations centered on the marketing of Cobroxin (our discontinued product), Nyloxin and Nyloxin Extra Strength. In December of 2014, we launched Pet Pain-Away and began actively marketing the product. In May of 2022, we began producing products for Avini Health Corporation. Avini Health distributes wellness and nutritional products through their network of independent distributors in the United States, Canada and the US Virgin Islands. The products that we provide for Avini Health include private label versions of our Nyloxin products and are sold as: Avini Plus Relief oral spray, Avini Plus Relief topical gel and Avini Plus Relief roll-on. We also provide the following products: a dietary fiber blend sold as Avini Plus Fiber, a micronized and activated colloidal suspension of zeolite that is sold as Cell Defender, a mushroom and zeolite blend sold in capsules as ZMUNITY, and a caffeine adaptogenic 2oz energy shot sold as Avini Plus Energy. During fiscal year 2021, we earned revenues of $97,735, $42,767 of it was from sales of Nyloxin, $42,813 of it was from sales of Pet Pain-Away, and $12,155 of it was from sales of Zeolite. During fiscal year 2022, we earned revenues of $438,274, $127,306 of it was from sales of Nyloxin and $18,494 of it was from sales of Pet Pain-Away, and $292,474 of it was from sales of Avini Products. If we cannot achieve sufficient sales levels of our Nyloxin and Pet Pain-Away products or we are unable to secure financing our operations will be negatively affected.

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

We may be unable to implement our growth strategy reflected in our business plan rapidly enough for us to achieve profitability. Our growth strategy is dependent on a number of factors, including market acceptance of our Nyloxin and Pet Pain-Away products and the acceptance by the public of using these products as pain relievers. We cannot assure you that our products will be purchased in amounts sufficient to attain profitability.

Among other things, our efforts to expand our sales of Nyloxin and Pet Pain-Away will be adversely affected if:

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

Our intellectual property, including patents, is our key asset. We currently have 3 active patents and several more in the application process. Competitors may be able to design around our patents for our Cobroxin, Nyloxin and Pet Pain-Away products and compete effectively with us. The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial. We cannot assure you that:

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

We are subject to substantial FDA regulations pertaining to Nyloxin and Pet Pain-Away, which may increase our costs or otherwise adversely affect our operations.

Our Nyloxin and Pet Pain-Away products are subject to FDA regulations, including manufacturing and labeling, approval of ingredients, advertising and other claims made regarding Nyloxin and Pet Pain-Away, and product ingredients disclosure. If we fail to comply with current or future regulations, the FDA could force us to stop selling Nyloxin and Pet Pain-Away or require us to incur substantial costs from adopting measures to maintain FDA compliance.

The inability to provide scientific proof for product claims may adversely affect our sales.

The marketing of Nyloxin and Pet Pain-Away involves claims that they assist in reducing Stage 2 chronic pain, while Nyloxin Extra Strength and Nyloxin Military Strength involves claims that they assist in reducing Stage 3 chronic pain. The marketing of Pet Pain-Away involves claims that they assist in relieving pain in dogs and cats. Under FDA and Federal Trade Commission (“FTC”) rules, we are required to have adequate data to support any claims we make concerning Nyloxin and Pet Pain-Away. We have scientific data for our Nyloxin and Pet Pain-Away product claims; however, we cannot be certain that these scientific data will be deemed acceptable to the FDA or FTC. If the FDA or FTC requests supporting information and we are unable to provide support that it finds acceptable, the FDA or FTC could force us to stop making the claims in question or restrict us from selling the products.

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

Our Nyloxin and Pet Pain-Away products may be unable to compete against our competitors in the pain relief market.

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

If we become subject to product liability claims for Nyloxin and Pet Pain-Away that exceed our product liability policy limits, we may be subject to substantial litigation costs or judgments against us, which will negatively impact upon our financial and operating results.

Loss of any of our key personnel could have a material adverse effect on our operations and financial results.

We are dependent upon a limited number of our employees: (a) our Chief Executive Officer; (b) our Operations Manager who directs our operations and (b) our Chief Scientific Officer who conducts our research and development activities. Our success depends on the continued services of our senior management and key research and development employees as well as our ability to attract additional members to our management and research and development teams. The unexpected loss of the services of any of our management or other key personnel could have a material adverse effect upon our operations and financial results.

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

As of December 31, 2022, we had 109,150,000 outstanding shares that were subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We lease an aggregate of 5,500 square feet of office, laboratory, and warehouse space at 1537 NW 65th Avenue, Plantation, Florida. The lease with Shelter Developers of America (“Shelter”) has been renewed through January 1, 2026. The lease calls for current monthly payments of approximately $8,500, which includes base rent, common area expenses, real estate taxes and insurance. In September of 2023, we moved our operations to 6400 Park of Commerce Blvd, Suite 1B, Boca Raton, Florida. We share 18,504 square feet with Avini Health, a private dietary supplement company. We have use of a laboratory, conference room, production suites and 3 offices. Avini Health grants us the use of the facilities as part of our contract manufacturing agreements without further payments.

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

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At December 31, 2022, we owed principal balance of $91,156 and accrued interest of $62,795 (See Note 6) if the defenses and our new claims are deemed to be of no merit.

Defendant also filed affirmative claims against the Plaintiff, its owner Dan Oran and several related entities.

On May 19, 2025, the parties settled the case; fully resolving all existing disputes and conflicts between the parties. We agreed to pay $35,000 to the plaintiff(s) on or before May 19, 2025 and make nine (9) monthly payments of $10,000 each, beginning on June 19, 2025. The case was dismissed on May 20, 2025 and all payments to date have been made as agreed.

Securities and Exchange Commission v. Nutra Pharma Corporation, Erik Deitsch, and Sean Peter McManus

On September 28, 2018, the United States Securities and Exchange Commission (the “SEC”) filed a lawsuit (the “SEC Action”) in the United States District Court for the Eastern District of New York (Case No. 2:18-cv-05459) against the Company, Mr. Deitsch, and Mr. McManus. After various motions to dismiss directed to the original Complaint and the First Amended Complaint filed May 29, 2019 were disposed of in the SEC Action, the SEC filed the Second Amended Complaint against the Company and Messrs. Deitsch and McManus on April 30, 2020 which became the operative pleading seeking permanent injunctive relief, disgorgement of ill-gotten gains and prejudgment interest thereon, civil monetary penalties, a permanent officer and director bar, and a permanent penny stock bar for alleged violations between August 2013 and June 2018 of the registration, broker-dealer registration, periodic reporting, insider reporting, anti-fraud, and anti-manipulation provisions of the federal securities laws. After approximately four years of litigating the Second Amended Complaint, the Company and Messrs. Deitsch and McManus agreed to settle the case by entering into consents, without admitting or denying the allegations of the Second Amended Complaint except as to personal and subject matter jurisdiction, to entry of Final Judgments.

On March 19, 2024, the United States District Court for the Eastern District of New York in the SEC Action, approved bifurcated settlements in the form of consent judgments (the “Consent Judgments”) entered by the District Court wherein the Company and Messrs. Deitsch and McManus, without admitting or denying the allegations of the Complaint except as to personal and subject matter jurisdiction, resolved all liability issues and certain remedies as to each Defendant and left open other issues relating to remedies regarding the appropriateness and amount of disgorgement, prejudgment interest, and/or civil penalties to be paid as to all Defendants, and whether a penny stock bar shall be imposed against Defendant McManus, and if so, the length of any such bar, for later resolution by the District Court upon motion or further settlement. The Consent Judgments, among other things:

(1) Permanently enjoin Defendant Nutra Pharma from committing violations of the federal securities laws that the SEC has alleged in this case, including violations of Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933 (the “Securities Act”), Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rules 10b-5, 13a-11, and 13a-13 thereunder;

(2) Permanently enjoin Defendant Deitsch from committing violations of the federal securities laws that the SEC has alleged in this case, including violations of Sections 5(a), 5(c), and 17(a) of the Securities Act, Sections 9(a)(2), 10(b), 13(a), 13(d), and 16(d) of the Securities Exchange Act, and Rules 10b-5, 13a-14, 13d-2, and 16a-3 thereunder; impose a three-year officer-and-director bar on Deitsch, pursuant to 15 U.S.C. §§ 77t(e) and 78u(d)(2); and impose a three-year penny-stock bar on Deitsch, pursuant to 15 U.S.C. § 78u(d)(6); and

(3) Permanently enjoin Defendant McManus from committing violations of the federal securities laws that the SEC has alleged in this case, including violations of Section 17(a) of the Securities Act and Sections 10(b) and 15(a) of the Exchange Act and Rule 10b-5 thereunder.

On May 13, 2024, the remaining remedies regarding disgorgement, prejudgment interest, and civil penalties as to Defendant Deitsch and disgorgement, prejudgment interest, civil penalties, and a penny stock bar as to Defendant McManus were resolved by respective consents from each, without admitting or denying the allegations of the Complaint except as to jurisdiction and Section XIII of their respective Final Judgments that restated the permanent injunctive relief, three-year officer-and-director bar on Deitsch, the three-year penny- stock bar on Deitsch for the alleged violations described above from the Consent Judgments and imposed disgorgement of $44,046, prejudgment interest of $5,013, and a civil money penalty of $30,000 against Deitsch (a total of $79,060); and that restated the permanent injunctive relief and imposed two-year penny-stock bar against McManus, and imposed disgorgement of $5,500, prejudgment interest of $626, and a civil money penalty of $5,500 against McManus (a total of $11,626).

On August 28, 2024, the remaining remedies regarding disgorgement, prejudgment interest, and civil penalties as to the Company were resolved by consent by the Company, without admitting or denying the allegations of the Complaint except as to jurisdiction, in its Final Judgment that restated the permanent injunctive relief against the Company for the alleged violations described above from the Consent Judgment and imposed disgorgement of $520,940, prejudgment interest of $59,295, and a civil money penalty of $100,000 against Nutra Pharma (a total of $680,235).

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the over-the-counter (“OTC-Market”) under the trading symbol “NPHC.” The following table sets forth the high and low bid prices for each quarter within the last two fiscal years.

	2021 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.016	$0.001
Second Quarter	$0.0097	$0.0029
Third Quarter	$0.0086	$0.0002
Fourth Quarter	$0.0049	$0.0009

	2022 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.0035	$0.0006
Second Quarter	$0.0019	$0.0003
Third Quarter	$0.0015	$0.0001
Fourth Quarter	$0.0017	$0.0001

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

Holders

As of September 3, 2025, based upon records obtained from our transfer agent, there were 396 holders of record of our common stock. Our transfer agent records do not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

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

Equity Compensation Plans

Securities authorized per issuance under Equity Compensation Plans as of December 31, 2022 and 2021 are as follows:

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

The figures contained in the above chart are composed of our 2003 and 2007 Employee /Consultant Stock Compensation Plans and two (2) option agreements we have with a corporate entity and our former Chairman of the Board/Executive Chairman, as follows. The figures above reflect historical stock compensation plans and option agreements that are no longer active. These disclosures are provided for contextual completeness and do not represent ongoing obligations or current equity arrangements:

2003 Plan

On December 3, 2003, our Board of Directors approved the Employee/Consultant Stock Compensation Plan (the “2003 Plan”). The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 62,500. As of December 31, 2022 and 2021, we had issued a total of 62,375 shares under the 2003 Plan.

2007 Plan

On June 6, 2007, our Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the “2007 Plan”). The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2007 Plan is 625,000. As of December 31, 2022 and 2021, we had issued a total of 618,750 shares under the 2007 Plan.

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

Common Stock Issued for Debt Modification and Penalty

During February 2024, we issued 35,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $183,619 amended in February 2022. The shares were valued at a fair value of $3,500.

During August 2022, we issued 10,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $183,619 amended in February 2022. The shares were valued at a fair value of $10,000.

During August 2022, we issued 500,000 restricted shares to a Note holder due to the default on repayments of the convertible note of $17,250 originated in July 2021. The shares were valued at a fair value of $500.

During December 2022, in connection with the settlement of $1,150 of the promissory note, we issued 250,000 shares of common stock with fair value of $75. The settlement resulted in a loss on settlement of debt in other expense of $75.Common Stock Issued for Settlement of Debt.

During May 2022, in connection with the settlement of a total of $108,500 of the Notes originated in 2020 and 2021 with one noteholder, we issued 222,500,000 shares of common stocks in satisfaction of $108,500 of the Notes with a fair value of $222,500. The settlement resulted in a loss on settlement of debt for $114,000.

During February 2022, in connection with the settlement of $16,693 of the promissory note of $183,619 restated in August 2021, we issued 20,866,250 shares of common stock with fair value of $54,252. The settlement resulted in a loss on settlement of debt in other expense of $37,559.

Pursuant to the Note agreement in the amount up to $1,000,000 signed in February 2019, As of December 31, 2022, the remaining balance of $17,917 is due September 2023. In August 2023, the Noteholder received 25,000,000 shares of our restricted common stock in satisfaction of the $12,500 of the Note with a fair value of $2,500.

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

Our accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers and third party payment processors, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Inventory Obsolescence: Inventories are valued at the lower of average cost or market value. We periodically perform an evaluation of inventory for excess, impairments and obsolete items. At December 31, 2022, our inventory consisted entirely of raw materials and finished goods that are utilized in the manufacturing of finished goods. These raw materials generally have expiration dates in excess of 10 years. Commencing on October 1, 2019, we classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed.

Long-Lived Assets: The carrying value of long-lived assets is reviewed annually and when events or changes in circumstances may suggest impairment has occurred. If indicators of impairment are present, we determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount. If less, we measure the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the impaired assets.

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

Accomplishments during 2022 & Subsequent Accomplishments

On March 17, 2022, we announced that we had completed the process of bringing all of our manufacturing in-house. Previously, we had utilized contract manufactures to make our products. We announced that expanding our in-house manufacturing capabilities has put Nutra Pharma in a very good position as far as reduced product costs, higher margins, faster product upgrades and an increased ability to launch new and innovative products,

On March 23, 2022, we announced that we had our first agreement to act as a formulator and contract manufacturer for the dietary supplement company, Avini Health, a related party.

On March 22, 2024, we announced that we had reached a settlement in the civil lawsuit brought by the SEC.

Results of Operations

Status of Operations

In November 2014, we announced the recertification of our laboratory facility as the first step in re-engaging our drug development activities. In September, 2015 we received Orphan designation from the FDA for our lead drug candidate, RPI-78M for the treatment of Pediatric Multiple Sclerosis. This will allow us to shorten the timeline on clinical studies and may allow an eventual Fast Track through the approval process. We are currently working with our consultants to prepare a pre-IND meeting with the FDA in order to gain approval of a protocol for a Phase I/II clinical study in Pediatric MS. Our goal is to begin the study in early 2026.

We estimate that we will require approximately $600,000 to fund our existing operations over the next twelve months. These costs include: (i) compensation for six (6) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services. These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

We began generating revenues from the sale of Cobroxin in the fourth quarter of 2009 and from the sale of Nyloxin and Nyloxin Extra Strength in January of 2011. We began sales of Pet Pain-Away in December 2014. We began selling private label versions of our OTC products in 2021. While sales have increased year over year, they have been limited and inconsistent. Our ability to meet our future operating expenses is highly dependent on the amount of such future revenues. If future revenues from the sale of out private label products, Nyloxin and Pet Pain-Away are insufficient to cover our operating expenses we may need to raise additional equity capital, which could result in substantial dilution to existing shareholders. There can be no assurance that we will be able to raise sufficient equity capital to fund our working capital requirements on terms acceptable to us, or at all. We may also seek additional loans from our officers and directors; however, there can be no assurance that we will be successful in securing such additional loans.

Comparison of Years Ended December 31, 2022 and 2021

Sales for the year ended December 31, 2022 were $438,274 compared to $97,735 for the comparable period in 2021. All of the sales in 2022 and 2021 were related to product sales. The increase in sales is mainly due to an increase in sales of Avini Products. In May 2022, we started manufacturing products for Avini Health Corporation, a related party.

Cost of sales for the years ended December 31, 2022 and 2021 was $162,842 and $41,268. Cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the year ended December 31, 2022 was $275,432 or 62.84% compared to $56,467 or 57.78% for the year ended December 31, 2021. The increase in our profit margin is primarily due to decrease in the manufacturing cost. In addition, we had an impairment of prepaid inventory of $26,410 and $48,000 for the years ended December 31, 2022 and 2021, respectively, related to undelivered venom and slow-moving inventory.

Selling, general and administrative expenses (“SG&A”) increased $156,048 or 8.09% from $1,928,582 for the year ended December 31, 2021 to $2,084,630 for the year ended December 31, 2022. The increase is primarily driven by higher professional fees, particularly legal expenses related to the SEC lawsuit. In addition, we incurred bad debt expense of $71,796 and $68,330 from the receivables from companies owned by the Company’s former CEO for the years ended December 31, 2022 and 2021, respectively.

Other income of $16,215 for the year ended December 31, 2022 was due to the amortization of debt discount from the convertible notes receivables obtained during 2022. Other income for the year ended December 31, 2021 is $78,254. $65,274 of it is due to the PPP loan and accrued interest forgiven by SBA, and $12,980 of it is related to the amortization of debt discount from the convertible notes receivables obtained during 2021.

Interest expense, including related party interest expense, increased $295,804 or 59.68%, from $495,679 for the year ended December 31, 2021 to $791,483 for the year ended December 31, 2022. This increase was primarily due to increase of amortization of loan discount in the year ended December 31, 2022 compared to the year ended December 31, 2021.

We carry certain of our debentures and common stock warrants at fair value. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt, options and warrants are included in the value of the derivative liabilities. For the years ended December 31, 2022 and 2021, the liability related to these hybrid instruments fluctuated, resulting in a gain of $11,023,290 and a loss of $10,096,315, respectively. Interest expense on these debentures is included in the fair value loss in the consolidated statements of operations.

Loss on settlement of debts and accrued expenses decreased $332,664 or 68.47%, from the loss of $485,836 for the year ended December 31, 2021 to the loss of $153,172 for the year ended December 31, 2022. This decrease in loss was primarily due to fewer debts being settled through stock issuance in 2022 compared to 2021.

Stock issued for loan modification decreased $96,925 or 90.16% from $107,500 for the year ended December 31, 2021 to $10,575 for the year ended December 31, 2022.

As a result of the foregoing, our net income increased by $21,272,392 or 162.44%, from a loss of $13,095,521 for the year ended December 31, 2021 to an income of $8,176,871 for the year ended December 31, 2022.

Net cash used in operating activities decreased by 56% to approximately $0.8 million for the year ended December 31, 2022, compared to approximately $1.7 million in 2021. The improvement was largely attributable to favorable changes in working capital, including a $0.8 million increase in accrued expenses and a $0.2 million increase in deferred revenue, together with smaller inflows from receivables and reduced outflows for prepaid assets and inventory. However, the reported amounts are significantly affected by non-cash fair value adjustments related to convertible notes and derivative liabilities. In 2022, a $11.0 million non-cash deduction was recorded in operating cash flows, while in 2021 a $10.1 million non-cash addition was recorded. These adjustments do not reflect actual cash usage.

Net cash provided by investing activities was approximately $27,000 for the year ended December 31, 2022, compared to net cash used of approximately $294,000 in 2021. The change was primarily due to repayments of convertible notes received during 2022.

Net cash provided by financing activities decreased by 70% to approximately $644,000 in 2022, compared to approximately $2,130,000 in 2021. The decline was mainly due to an approximately $1.5 million reduction in proceeds from the issuance of convertible notes.

Liquidity and Capital Resources

During December 31, 2022 and 2021, respectively, we had negative cash from operations of approximately $0.76 million and $1.74 million. Our lack of cash, significant losses and working capital deficits and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2022 and 2021, we have experienced net income of $8,176,871 and a net loss of $13,095,521, respectively, and had an accumulated deficit of $73,552,118 for the period from our inception to December 31, 2022. In addition, we had working capital and stockholders’ deficits at December 31, 2022 of $12,367,244 and $12,377,452, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

As of December 31, 2022, we had $0 in cash and owed approximately $3.95 million in vendor payables and accrued expenses. We currently do not have sufficient cash to sustain our operations for the next 12 months and will require additional financing or an increase in sales in order to execute our operating plan and continue as a going concern. Our plan is to continue to increase sales of our products and attempt to secure adequate funding to bridge the commercialization of our Nyloxin and Pet Pain-Away products. We cannot predict whether additional financing will be in the form of equity, debt, or another form and we may be unable to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

Historically, we have relied upon loans from our former Chief Executive Officer Rik J Deitsch, to fund costs associated with our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. At December 31, 2022, the net balance due to Rik Deitsch, and the companies majority owned and/or controlled by him (collectively referred to as “Due to Officer”) in the aggregate is $112,046, which net balance is unsecured and accruing interest at 4%. During the year ended December 31, 2022, in the aggregate, we repaid $267,500 and were advanced $103,385 on this balance. Additionally, accrued interest on the outstanding balance was $4,639 and is included in the due to officer account. The Company had fully reserved receivables from companies owned by the Company’s former CEO. The reserve was $71,796 as of December 31, 2022. The bad debt expense of $71,796 was recorded for the year ended December 31, 2022.

During the year ended December 31, 2022, we raised net cash proceeds of $760,000 and $464,852 through the issuance of convertible notes and promissory notes, respectively. Current operations are being funded through a combination of product sales, loans from our CEO and convertible notes.

Impact of COVID-19 on our Operations

The ramifications of the outbreak of the novel strain of COVID-19, reported to have started in December 2019 and spread globally, are filled with uncertainty and changing quickly. Our operations have continued during the COVID-19 pandemic and we have not had significant disruption. Beginning in June 2020, the Company experienced a delay in retail rollout as a downstream implication of the slowing economy. We also closed our Coral Springs office in effort to save money. During May 2020, we received approval from SBA to fund our request for a PPP loan for $64,895. We used the proceeds primarily for payroll costs. The entire loan was forgiven in November 2021 and recorded as other income on the Consolidated Statements of Operations. During April and June 2020, we obtained the loan in the amount of $150,000 from SBA under its Economic Injury Disaster Loan assistance program. We used the proceeds primarily for rent, payroll, utilities, accounting and legal expenses.

The COVID-19 pandemic did not have a material impact on the Company’s business, operations, or financial results for the periods presented. While the pandemic created significant global disruption in prior years, the Company’s operations have returned to normal, and management does not currently expect COVID-19 to have a material adverse effect on future results. However, the Company will continue to monitor any public health developments and related economic conditions that could affect its business.

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

Item 8. Financial Statements and Supplementary Data

The information required by this item begins on page F-1 and is attached hereto and incorporated herein by reference. The index to our annual consolidated financial statements as of and for the years ended December 31, 2022 and 2021 can be found under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2022, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2022. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2022, our management concluded that its material weaknesses in its internal controls over financial reporting include matters pertaining to: (a) lack of qualified accounting personnel; (b) inadequate segregation of duties, and (c) the need to enhance the supervision, monitoring and reviewing of financial statement preparation processes due to lack of qualified accounting personnel.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and concluded that it is ineffective because of the material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; (ii) inadequate segregation of duties; (iii) limited checks and balances in processing cash and other transactions; and (iv) lack of independent directors and an independent audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In conjunction with Item 9A above (Evaluation of Internal Controls over Financial Reporting) and following our management’s assessment and conclusion that our internal control over financial reporting as of December 31, 2022 is ineffective, because of the material weaknesses described above, we are seeking a new Chief Financial Officer pending funding.

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

Listed below are our executive officers and directors as of December 31, 2022

Name	Age	Position with the Company	Director Since
Rik J. Deitsch	55	Chairman, President and Chief Executive Officer (2)	2002
Stewart Lonky, M.D.	74	Director (1)	2004
Garry R. Pottruck	64	Director (1)	July 2009
Dale Vanderputten	61	Chief Scientific Officer	August 2016

(1) Dr. Lonky and Garry R. Pottruck are members of our Audit Committee and Compensation Committee.

(2) Subsequent to the settlement with the SEC in March of 2024, Rik J Deitsch resigned as our Chairman, CEO and CFO to be replaced by Michael Flax, DDS. We also named Joe Lucas as our VP of Operations. Listed below are our executive officers and directors as of September 3, 2025

Name	Age	Position with the Company	Director Since
Michael Flax, DDS	55	Chairman, President and Chief Executive Officer	2024
Stewart Lonky, M.D.	77	Director (1)	2004
Garry R. Pottruck	67	Director (1)	July 2009
Dale Vanderputten	64	Chief Scientific Officer	August 2016

(1) Dr. Lonky and Garry R. Pottruck are members of our Audit Committee and Compensation Committee.

Rik J. Deitsch has been our President, Chief Executive Officer and a Director since November 7, 2002 and our Chairman of the Board from December 15, 2003 until June 1, 2005 and from April 1, 2006 to March 2024. Mr. Deitsch served as our Chief Financial Officer from November 2002 until March 2012 and from September 2012 to March 2024. From February 1998 through November 2002, Mr. Deitsch served as the President of NDA Consulting Inc., a biotechnology research group that provided consulting services to the pharmaceutical industry. NDA Consulting specializes in the research of peptides derived from Cone Snail venom and Cobra venom. In October 1999, Mr. Deitsch founded Wellness Industries, a private corporation that provides formulations, research and education in the dietary supplement industry. Research conducted by Rik J Deitsch provided some of the beginning fundamentals for the development of drugs being studied for the treatment of cancer and intractable pain. Mr. Deitsch has prepared several papers and posters on rational drug design using computer simulations. Mr. Deitsch received a B.S. in Chemistry and an M.S. in Biochemistry from Florida Atlantic University in June 1997 and December 1999, respectively. Throughout 1999 and 2000, he conducted research for the Duke University Medical School Comprehensive Cancer Center. Mr. Deitsch has served as an adjunct professor and has taught several courses for Florida Atlantic University’s College of Business and Continuing Education Department. Mr. Deitsch also teaches physician CME courses internationally, lecturing on lifestyle choices in the prevention and treatment of chronic disease states. He is the co-author of two books: Are You Age-Wise, a book that reviews current research in healthy aging as it relates to lifestyle choices and supplementation and Invisible Killers, a book that outlines our exposure to environmental toxins.

Michael Flax, D.D.S., M.S., P.A. has been our Chairman, Chief Executive Office, Chief Financial Officer since March 19, 2024. Dr. Flax is a Diplomate of the American Board of Endodontics, a member of the American Association of Endodontics, and a Fellow of the American College of Dentists. He has several research papers and presentations including work on the solubility and biocompatibility of calcium hydroxide-containing root canal sealer as well as investigations into anaerobic bacteria in periapical lesions of human teeth. He also worked in medical devices and developed adhesives for pipettes during autoclave procedures. Dr. Michael Flax holds a certificate from the University of Pennsylvania School of Dental Medicine in Endodontics, 1986, a D.D.S. from Georgetown University Dental School, 1981, an M.S. in chemistry from St. John’s University, 1977, and a B.A. major in chemistry, minor in engineering from Miami University in Oxford, Ohio. He is licensed to practice dentistry in the states of Florida, Maryland, New York, Pennsylvania, and the District of Columbia.

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

Section 16(a) Compliance of Officers and Directors

As of September 3, 2025, based on our review of Forms 3, 4, 5, and Schedule 13D furnished to us during the last fiscal year, all of our officers and directors filed the required reports.

Corporate Governance

a. Committees

(i) Audit Committee

On November 5, 2004, our Board of Directors established an Audit Committee. An audit committee charter was approved by the Board on October 14, 2012. Mr. Pottruck became the Chairman/Member of the Audit Committee as of July 29, 2009. Dr. Lonky also serves on the Audit Committee. During our 2022 Fiscal Year, our Audit Committee met two times in connection with our Fiscal Year audit, at which time the audit committee reviewed the audited financial statements and related notes. In addition, the audit committee met prior to the filing of each of the 2022 quarterly reports to review such reports. The Audit Committee addresses any questions it has to our Board members and officers, and our principal independent accountants.

(ii) Compensation Committee

On November 5, 2004, our Board of Directors established a Compensation Committee. We do not have a Compensation Committee Charter. Dr. Lonky serves on our Compensation Committee and Mr. Pottruck became our Compensation Committee’s Chairman as of July 29, 2009. During our 2022 fiscal year, our Compensation Committee met two times. Our Compensation Committee reviews all salaries, expenses, stock plans, and other compensation paid to our officers, directors, consultants, and others. Our Compensation Committee has not adopted any specific processes or procedures for considering executive and director compensation.

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

c. Board of Director Meetings

We had five Board of Directors meetings during our 2022 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d. Annual Shareholder Meetings

We held no annual shareholder meeting during 2022.

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

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2022 and 2021.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rik Deitsch	2022	160,000	—	—	—	—	—	—	160,000
Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board	2021	130,000	—	—	—	—	—	—	130,000

Dale Vanderputten	2022	144,000	—	—	—	—	—	—	144,000
Chief Scientific Officer	2021	144,000	—	—	—	—	—	—	144,000

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2022.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stewart Lonky	0	0	0	0	0	0	0
Garry Pottruck	0	0	0	0	0	0	0

(1)	Represents salary accrued or paid during 2022

Director Compensation

There are no standard arrangements to which directors are compensated for services provided to us. Should we obtain adequate funding or sufficient revenues to justify standard arrangements for director compensation, we will consider whether to adopt such a compensation plan.

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2022 to any executive officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of September 3, 2025, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 7,099,727,214 shares of common stocks and 12,000,000 shares of Series B Preferred Stock issued and outstanding as of September 3, 2025:

Security Ownership of Management and Beneficial Owners

Name and Address of Director or Executive Officer	Number of Common Shares Beneficially Owned (1)	Percent of Common Shares	Number of Series B Preferred Shares Beneficially Owned (2)	Percent of Preferred Shares	% of Total Votes Held (Common & Preferred) (3)

Rik J. Deitsch	48,298,859	0.68%	12,000,000	100.00%	63.08%
Former Chairman/Chief Executive Officer/President
6400 Park of Commerce Blvd, Suite 1B, Boca Raton, FL

Dr. Stewart Lonky	4,755,450	0.07%	0	0.00%	0.02%
Director
12936 Discovery Creek
Playa Vista, CA 90094

Garry Pottruck	17,198,475	0.24%	0	0.00%	0.09%
Director
10768 NW 18 Court
Coral Springs, Florida 33071

Dale Vanderputten, PhD	2,500,000	0.04%	0	0.00%	0.01%
Chief Scientific Officer
7120 Hialeah Ln
Parkland, FL 33067

All executive officers and directors as a group (4) persons	72,752,784	1.03%	12,000,000	100.00%	63.21%

(1)	Based upon 7,099,727,214 shares of common stock issued and outstanding as of the Record Date.
(2)	Based upon 12,000,000 shares of Series B Preferred Stock issued and outstanding as of the Record Date.
(3)	Based upon 7,099,727,214 shares of common stock and 12,000,000 shares of Series B Preferred Stock. Each Series B Preferred Stock entitled to 1,000 votes per share or an aggregate of 12,000,000,000 votes.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Due to(from) our Chief Executive Officer

At December 31, 2022, the net balance due to Rik Deitsch, and the companies majority owned and/or controlled by him (collectively referred to as “Due to Officer”) in the aggregate is $112,046, which net balance is unsecured and accruing interest at 4%. During the year ended December 31, 2022, in the aggregate, we repaid $267,500 and were advanced $103,385 on this balance. Additionally, accrued interest on the outstanding balance was $4,639 and is included in the due to officer account. The Company had fully reserved receivables from companies owned by the Company’s former CEO. The reserve was $71,796 as of December 31, 2022. The bad debt expense of $71,796 was recorded for the year ended December 31, 2022.

At December 31, 2021, the net balance due to Rik Deitsch, and the companies majority owned and/or controlled by him is $199,726, which net balance is unsecured and accruing interest at 4%. During the year ended December 31, 2021, we repaid $182,741 and were advanced $105,780 on this balance. Additionally, accrued interest on the outstanding balance was $7,520 and is included in the due to officer account. For the year ended December 31, 2021, we recorded a bad debt expense of $68,330 for the receivables from companies owned by the Company’s CEO.

Debt owed to a Director

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid principal balance in full as of December 31, 2016. We repaid $40,000 of the accrued interest during the first and second quarters of 2021. During October 2021, we issued 12,500,000 shares of common stock to satisfy the $10,000 accrued interest. The shares were valued at accrued payable amount due to the fact that it was a related party transaction. During the first and second quarter of 2022, we repaid $15,000 of accrued interest. At December 31, 2022 and 2021, we owed this director accrued interest of $149,909 and $147,768. The interest expense for the years ended December 31, 2022 and 2021 was $17,141 and $18,246, respectively.

Related Party Transactions

The Company acts as a product formulator and contract manufacturer for Avini Health. The Company’s former chief executive officer is an owner of Avini Health and is its chief scientific officer.

Commencing in May 2022, the Company sublets a portion of its space to Avini Health under a one-year sublease for a monthly rent of $5,000, with the first three months rent-free. During the year ended December 31, 2022, the Company recorded rental income of $25,000 which is included net of selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

As of December 31, 2022 and 2021, we had the following related party balances:

	December 31,	December 31,
	2022	2021
Deferred revenue to a related party	$181,515	$-
Accrued interest to a related party	149,909	147,768

For the years ended December 31, 2022 and 2021, we had the following related party transactions:

	December 31, 2022	December 31, 2021
Net sales to a related party	$292,474	$-
Bad debt expense (recovery) - related party	71,796	68,330
Rental income from a related party	25,000	-
Interest expense to a related party	17,141	18,246

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

Item 14. Principal Accountant Fees and Services

Auditor Change in 2024

In 2024, the Company appointed Astra Audit and Advisory (“Astra”) as its independent auditor following a routine evaluation of audit services. The change reflects the Company’s focus on maintaining rigorous financial oversight. The Company expresses its gratitude to Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“RotenbergMeril”), which served as auditor for the 2021 annual audit and 2022 interim reviews for their contributions.

Audit Fees

The fees billed to us by our former auditor, RotenbergMeril, for the audits of our 2021 and 2020 annual consolidated financial statements and the reviews of our 2022 interim condensed consolidated financial statements was $115,000 and $100,000, respectively.

The fees to be billed by our current auditor, Astra, for the audits of our 2022 and 2021 annual consolidated financial statements is $50,000 and $50,000, respectively.

Audit-Related Fees

Audit-related fees represent review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years, and the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. No such fees were billed by Astra and RotenbergMeril for 2022 or 2021, respectively.

Tax Fees

No such fees were billed by Astra and RotenbergMeril for 2022 or 2021, respectively.

All Other Fees

No such fees were billed by Astra and RotenbergMeril for 2022 or 2021, respectively.

As of December 31, 2022, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company has an audit committee which reviewed all fees to the principal accountant. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

NUTRA PHARMA CORP.

/s/ Michael Flax, DDS
Michael Flax, Chairman, President, Chief
Executive Officer, Principal Financial
Officer, and Principal Accounting Officer

Dated: September 3, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Michael Flax, DDS	Chairman of the Board, President,	September 3, 2025
Chief Executive Officer,
Principal Financial Officer,
Principal Accounting Officer

/s/ Garry R. Pottruck	Director	September 3, 2025

/s/ Stewart Lonky, MD	Director	September 3, 2025

Nutra Pharma Corporation

Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Nutra Pharma Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutra Pharma Corporation (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced significant recurring losses from operations, had a significant amount of indebtedness in default, and had significant working capital and stockholders’ deficits. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivative Accounting for Convertible Debentures and Warrants

As described in Notes 1, 2 and 8 to the Company’s consolidated financial statements, the Company adheres to ASC 815 for derivatives and hedging. The conversion terms of some of the convertible notes and number of shares of common stock to be issued are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the debt is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt and warrants are included in the value of the derivative liabilities. The Company estimates and records the fair value of warrants using the Black-Scholes valuation model.

We identified the Company’s application of the accounting for convertible notes, warrant features and derivative liabilities as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

●	Reviewed agreements for all relevant terms.

●	Tested management’s identification and treatment of agreement terms.

●	Recalculated management’s fair value based on the terms in the agreements, including evaluating and testing the inputs used in those calculations.

●	Recalculated the total derivative liability.

●	Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of the amortization of the debt discount.

We have served as the Company’s auditor since 2024.

Tampa, Florida

September 3, 2025

3702 W Spruce St #1430 ● Tampa, Florida 33607 ● +1.813.441.9707

NUTRA PHARMA CORP.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$-	$90,910
Accounts receivable	21,664	45,998
Inventory, current portion	23,866	31,289
Other receivable	-	6,000
Convertible notes receivable, net of discount	225,396	273,480
Prepaid expenses and other current assets	62,651	86,150
Total current assets	333,577	533,827

Inventory, less current portion	80,570	98,880
Property and equipment, net	80,012	44,701
Operating lease right-of-use assets, net	251,951	93,811
Security deposit	8,803	8,803
Total assets	$754,913	$780,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$727,367	$672,372
Accrued expenses	1,678,027	851,470
Accrued payroll due to officers	1,213,693	1,053,693
Deferred revenue	181,515	-
Accrued interest to related parties	149,909	147,768
Due to officer	112,046	199,726
Derivative liabilities	629,579	10,537,344
Other debt, net of discount, current portion	7,930,918	7,598,325
SBA notes payable, current portion	2,930	2,121
Operating lease obligations, current portion	74,837	77,673
Total current liabilities	12,700,821	21,140,492
Notes payable, less current portion	105,640	-
Convertible note, less current portion	1,820	369,401
SBA notes payable, less current portion	146,970	147,779
Operating lease obligations, less current portion	177,114	-
Total liabilities	13,132,365	21,657,672

Commitments and Contingencies (Note 13)

Stockholders’ deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized and 12,000,000 Series B Preferred shares authorized, issued and outstanding	12,000	12,000
Common stock, $0.001 par value, 12,000,000,000 (2022) and 8,000,000,000 (2021) shares authorized; 7,039,727,214 and 6,774,360,964 shares issued and outstanding at December 31, 2022 and 2021, respectively	7,039,727	6,774,361
Common stock to be issued	469,678	469,103
Additional paid-in capital	53,653,261	53,595,875
Accumulated deficit	(73,552,118)	(81,728,989)
Total stockholders’ deficit	(12,377,452)	(20,877,650)
Total liabilities and stockholders’ deficit	$754,913	$780,022

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2022	2021

Net sales	$438,274	$97,735
Cost of sales	(162,842)	(41,268)
Reserve for supplier advances for purchases	(26,410)	(48,000)
Gross profit	249,022	8,467

Operating expenses:
Selling, general and administrative -
including stock based compensation of $20,500 and $153,500 for the years ended December 31, 2022 and 2021, respectively	2,084,630	1,928,582
Bad debt expense - related party	71,796	68,330
Total operating expenses	2,156,426	1,996,912
Loss from operations	(1,907,404)	(1,988,445)

Other income (expenses)
Other income	16,215	78,254
Interest expense	(774,342)	(477,433)
Interest expense to related parties	(17,141)	(18,246)
Change in fair value of convertible notes and derivatives	11,023,290	(10,096,315)
Stock based loan modification cost	(10,575)	(107,500)
Loss on settlement of debt and accrued expense	(153,172)	(485,836)
Total other income (expenses)	10,084,275	(11,107,076)
Income (loss) before income taxes	8,176,871	(13,095,521)
Provision for income taxes	-	-
Net income (loss)	$8,176,871	$(13,095,521)

Net income (loss) per share - basic and diluted	$0.0004	$(0.0018)

Weighted average number of shares outstanding during the period - basic	7,502,851,803	7,232,591,111

Weighted average number of shares outstanding during the period - diluted	19,096,539,308	7,232,591,111

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2022 and 2021

	Preferred Stock								Additional		Total
	Series A		Series B		Common Stock		C.S to be issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2020	3,000,000	$3,000	-	$-	6,414,572,214	$6,414,572	540,625,000	$323,603	$50,398,478	$(68,633,468)	$(11,493,815)

Exchange of Series A Preferred Stock for Series B Preferred stock	(3,000,000)	(3,000)	3,000,000	3,000	-	-	-	-	-	-	-
Series B Preferred Stock issued in exchange for accrued salary			9,000,000	9,000	-	-	-	-	531,000	-	540,000
Issuance of common stock in exchange for services to consultants	-	-	-	-	30,000,000	30,000	5,000,000	41,000	103,000	-	174,000
Common stock issued in exchange for accrued interest to a related party	-	-	-	-	12,500,000	12,500	-	-	(2,500)	-	10,000
Common stock issued for debt modification and penalty	-	-	-	-	25,000,000	25,000	-	-	82,500	-	107,500
Common stock issued for conversion of debt	-	-	-	-	240,350,000	240,350	-	-	2,104,049	-	2,344,399
Common stock issued for settlement of debt	-	-	-	-	51,938,750	51,939	11,000,000	104,500	379,348	-	535,787
Net loss	-	-	-	-	-	-	-	-	-	(13,095,521)	(13,095,521)
Balance -December 31, 2021	-	$-	12,000,000	$12,000	6,774,360,964	$6,774,361	556,625,000	$469,103	$53,595,875	$(81,728,989)	$(20,877,650)

Common stock issued for debt modification and penalty	-	-	-	-	10,750,000	10,750	-	-	(175)	-	10,575
Common stock issued for conversion of debt	-	-	-	-	12,000,000	12,000	-	-	24,000	-	36,000
Common stock issued for settlement of debt	-	-	-	-	242,616,250	242,616	750,000	575	33,561	-	276,752
Net income	-	-	-	-	-	-	-	-	-	8,176,871	8,176,871
Balance -December 31, 2022	-	$-	12,000,000	$12,000	7,039,727,214	$7,039,727	557,375,000	$469,678	$53,653,261	$(73,552,118)	$(12,377,452)

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$8,176,871	$(13,095,521)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in reserve for supplier advances for purchases	26,410	48,000
Bad debt expense - related party	71,796	68,330
Loss on settlement of debt and accrued expense	153,172	485,836
Depreciation	22,682	9,084
Stock-based compensation	20,500	153,500
Stock-based loan modification cost	10,575	107,500
Amortization of convertible notes receivable discount	(16,215)	(12,980)
Forgiveness of PPP loan	-	(65,274)
Change in fair value of convertible notes and derivatives	(11,023,290)	10,096,315
Amortization of loan discount	537,425	326,391
Amortization of operating lease right-of-use assets	93,810	54,301
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	24,334	(8,920)
Increase in inventory	25,733	(46,018)
Increase in other receivable	(15,000)	(9,000)
Increase in prepaid expenses and other current assets	(23,410)	(103,650)
Decrease in accounts payable	54,996	72,944
Increase in accrued expenses	826,557	94,676
Increase in accrued payroll due to officers	160,000	164,000
Increase in deferred revenue	181,515	-
Decrease in accrued interest to related parties	6,780	(14,234)
Decrease in operating lease obligations	(77,673)	(69,749)
Net cash used in operating activities	(762,432)	(1,744,469)

Cash flows from investing activities:
Convertible notes receivable advances	(16,451)	(254,500)
Convertible notes receivable repayments	101,750	-
Acquisition of equipment	(57,993)	(39,043)
Net cash provided by (used) in investing activities:	27,306	(293,543)

Cash flows from financing activities:
Loans from officer	103,385	105,780
Repayment of officer loans	(267,500)	(182,741)
Proceeds from convertible notes	760,000	2,288,560
Repayment of convertible notes	(114,920)	(67,302)
Advances from other notes payable	464,852	-
Repayments of other notes payable	(301,601)	(15,375)
Net cash provided by financing activities	644,216	2,128,922

Net increase(decrease) in cash	(90,910)	90,910

Cash - beginning of period	90,910	-

Cash - end of period	$-	$90,910

Supplemental Cash Flow Information:
Cash paid for interest	$84,460	$42,677
Cash paid for income taxes	$-	$-

Non Cash Financing and Investing:
Common stock issued in settlement of notes	$276,752	$535,787
Common stock issued for debt modification and penalty	$10,575	$-
Common stock issued for conversion of debt	$36,000	$2,344,399
Common stock issued to satisfy accured interest-related party	$-	$10,000
Preferred stock issued to satisfy accrued salary	$-	$540,000
Warrants issued with Debt--Debt discount	$100,000	$150,000
Increase in right-of-use assets and operating lease liabilities due to lease renewal	$251,951	$4,102
Reclassification of rental receivable to convertible notes receivable	$21,000	$6,000

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nutra Pharma Corp. (“Nutra Pharma”), is a holding company that owns intellectual property and operates in the biotechnology industry. Nutra Pharma was incorporated under the laws of the state of California on February 1, 2000, under the original name of Exotic-Bird.com.

Through its wholly-owned subsidiary, ReceptoPharm, Inc. (“ReceptoPharm”), Nutra Pharma conducts drug discovery research and development activities. In October 2009, Nutra Pharma launched its first consumer product called Cobroxin®, an over-the-counter pain reliever designed to treat moderate to severe chronic pain. In May 2010, Nutra Pharma launched its second consumer product called Nyloxin®, an over-the-counter pain reliever that is a stronger version of Cobroxin® and is designed to treat severe chronic pain. In December 2014, Nutra Pharma launched Pet Pain-Away, an over-the-counter pain reliever designed to treat pain in cats and dogs. In October 2019, Nutra Pharma launched Equine Pain-Away, an over-the-counter topical pain reliever designed to treat pain in horses. In March of 2021, Nutra Pharma launched Luxury Feet, an over-the-counter pain reliever and anti-inflammatory product that is designed for women who experience pain or discomfort due to high heels and stilettos. In October of 2021, Nutra Pharma began manufacturing a zeolite detoxifier called Cell Defender for a third party distributor.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying Consolidated Financial Statements include the results of Nutra Pharma and its wholly-owned subsidiaries Designer Diagnostics Inc. and ReceptoPharm (collectively “the Company”, “us”, “we” or “our”). We operate as one reportable segment. Designer Diagnostics Inc. has been inactive since June 2011. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern

Our Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $73,552,118 at December 31, 2022. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $12,367,244 and a stockholders’ deficit of $12,377,452 at December 31, 2022.

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

Impact of COVID-19 on our Operations

The ramifications of the outbreak of the novel strain of COVID-19, reported to have started in December 2019 and spread globally, are filled with uncertainty and changing quickly. Our operations have continued during the COVID-19 pandemic and we have not had significant disruption. Beginning in June 2020, the Company experienced a delay in retail rollout as a downstream implication of the slowing economy. We also closed our Coral Springs office in an effort to save money. During May 2020, we received approval from the Small Business Administration (“SBA”) to fund our request for a PPP loan for $64,895. We used the proceeds primarily for payroll costs. The entire loan was forgiven in November 2021 and recorded as other income on the Consolidated Statements of Operations. During April and June 2020, we obtained the loan in the amount of $150,000 from the SBA under its Economic Injury Disaster Loan assistance program. We used the proceeds primarily for rent, payroll, utilities, accounting and legal expenses (See Note 6).

The COVID-19 pandemic did not have a material impact on the Company’s business, operations, or financial results for the periods presented. While the pandemic created significant global disruption in prior years, the Company’s operations have returned to normal, and management does not currently expect COVID-19 to have a material adverse effect on future results. However, the Company will continue to monitor any public health developments and related economic conditions that could affect its business.

Use of Estimates

The accompanying Consolidated Financial Statements are prepared in accordance with U.S.GAAP which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense. Significant estimates include our ability to continue as going concern, the recoverability of inventories and long-lived assets, the recoverability of amounts due from officer, the valuation of stock-based compensation and certain debt and derivative liabilities, recognition of loss contingencies and deferred tax valuation allowances. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which would be recorded in the period in which they become known.

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

Deferred revenue represents cash received from customers in advance of performance under the contract. Such amounts are recognized as revenue when the related performance obligations are satisfied, which typically occurs upon shipment of the products.

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers and third party payment processors, net of estimated allowances for uncollectible accounts. No allowance for doubtful accounts is deemed to be required at December 31, 2022 and 2021.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. Commencing on October 1, 2019, we classify inventory as short-term or long-term inventory based on timing of when it is expected to be utilized in production. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of goods sold. We performed an evaluation of our inventory and related accounts at December 31, 2022 and 2021, and increased the reserve on supplier advances for future venom purchases included in prepaid expenses and other current assets by $26,410 and $48,000, respectively. At December 31, 2022 and 2021, the total valuation allowance for prepaid venom was $320,572 and $294,162, respectively.

Financial Instruments

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

Concentration of Credit Risk

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the year ended December 31, 2022, there was one customer that accounted for 67% of the total revenues. For the year ended December 31, 2021, there was one customer that accounted for 21% of the total revenues. As of December 31, 2022 and 2021, 100% of the accounts receivable balances are reserves due from one payment processor and two payment processors, respectively.

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

In accordance with ASC Topic 842, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present and the classification of the lease including whether the contract involves the use of a distinct identified asset, whether we obtain the right to substantially all the economic benefit from the use of the asset, and whether we have the right to direct the use of the asset. Leases with a term greater than one year are recognized on the consolidated balance sheets as ROU assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the consolidated balance sheets leases with terms of one year or less under the practical expedient in paragraph ASC 842-20-25-2.

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

Derivative Financial Instruments

Management evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the consolidated balance sheet date.

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Convertible Debt

Effective January 1, 2022, the Company adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under this guidance, the previous accounting models requiring separation of certain conversion features, including the beneficial conversion feature (“BCF”) model, were eliminated. As a result, convertible instruments issued after adoption are generally accounted for as a single liability (or equity instrument, as applicable), unless the conversion feature requires separate accounting as a derivative under ASC 815.

Prior to adoption, for convertible debt that did not contain an embedded derivative requiring bifurcation, the Company evaluated whether the rate of conversion was below market value and, if so, recorded a BCF as a debt discount with the offset to equity. The related convertible debt was presented net of the discount, and the discount was amortized as additional interest expense over the term of the debt.

The Fair Value Measurement Option

We have elected the fair value measurement option for convertible debt with embedded derivatives that require bifurcation, and record the entire hybrid financing instrument at fair value under the guidance of ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). The Company reports interest expense, including accrued interest, related to this convertible debt under the fair value option, within the change in fair value of convertible notes and derivatives in the accompanying consolidated statements of operations.

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

Debt Modifications and Extinguishments

The Company evaluates amendments, restatements, or other changes to its debt agreements in accordance with ASC 470-50, Debt — Modifications and Extinguishments. Under this guidance, we determine whether the revised terms represent a modification of the existing debt or an extinguishment of the old debt and issuance of new debt. If the changes are not deemed substantial, the transaction is accounted for as a modification and any associated fees or costs are amortized over the remaining term of the modified debt. If the changes are determined to be substantial, the original debt is considered extinguished, the new debt is recorded at fair value, and any resulting difference between the carrying amount of the old debt and the fair value of the new debt is recognized in earnings as a gain or loss on extinguishment.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to property and equipment, while replacements, maintenance and repairs which do not extend the useful lives are expensed. Assets disposed of or retired are removed from the accounts, and any resulting gain or loss is included in the consolidated statements of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 3 – 7 years.

Long-Lived Assets

The carrying value of long-lived assets is reviewed annually and when events or changes in circumstances may suggest impairment has occurred.. If indicators of impairment are present, we determine whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount. If less, we measure the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the impaired assets.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position. At December 31, 2022 and 2021, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB ASC Topic 718, Stock Compensation (“ASC Topic 718”). ASC Topic 718, which requires that the cost resulting from all share-based transactions be recorded in the consolidated financial statements over the respective service periods. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

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

	Years Ended
	December 31,
	2022	2021
Basic and diluted numerator:

Net income (loss) - basic	$8,176,871	$(13,095,521)

Effect of dilutive securities:
Change in fair value of convertible notes	(791,146)	-
Interest on convertible debt	268,923	-
Net income (loss) - diluted	$7,654,648	$(13,095,521)

Basic and diluted denominator:

Weighted-average common shares outstanding - basic	7,502,851,803	7,232,591,111

Effect of dilutive securities:
Convertible debt	11,593,687,505	-
Weighted-average common shares outstanding - diluted (1)	19,096,539,308	7,232,591,111

Net income (loss) per share - basic and diluted	$0.0004	$(0.0018)

(1)	Includes potential common shares that are in excess of authorized shares.

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because (1) for the year ended December 31, 2022, the exercise prices of the options and warrants were greater than the average market price of the common shares and (2) for the year ended December 31, 2021, the effect of including these potential shares was antidilutive due to a net loss:

	December 31, 2022	December 31, 2021
Options and warrants	164,285,714	446,703,571
Convertible notes payable at fair value	-	1,427,853,386
Convertible notes payable	-	4,913,379,125
Total	164,285,714	6,787,936,082

Recent Accounting Pronouncements

Adopted Pronouncements

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

Not Yet Effective Pronouncements

The Company has evaluated the impact of the following recently issued accounting standards, which have not yet been adopted as of December 31, 2022:

As of January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016- 13”), which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. The Company is required to estimate an allowance for expected credit losses on trade receivables that are either current or not yet due under ASU 2016-13. The adoption did not have a material effect on the accompanying consolidated financial statements.

As of January 1, 2024, the Company adopted ASU No. 2023-03, Codification Improvements to Segment Reporting (Topic 280) (“ASU 2023-03”), which provides clarifications and improvements to the existing segment reporting requirements, including updates related to the aggregation criteria, reconciliation of segment measures to consolidated financial statements, and disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The adoption did not have a material effect on the accompanying consolidated financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the consolidated financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at December 31, 2022 and December 31, 2021:

	Fair Value Measurements at December 31, 2022
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$6,072	$-	$-	$6,072
Derivative liabilities	$623,507	$-	$623,507	$-
Convertible notes at fair value	$1,729,183	$-	$-	$1,729,183

	Fair Value Measurements at December 31, 2021
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$710,585	$-	$-	$710,585
Derivative liabilities	$9,826,759	$-	$9,826,759	$-
Convertible notes at fair value	$2,855,709	$-	$-	$2,855,709

The following table shows the changes in fair value measurements for the warrant liability using significant unobservable inputs (Level 3) during the years ended December 31, 2022 and 2021:

Description	2022	2021
Beginning balance	$710,585	$189,543
Purchases, issuances, and settlements	324,379	590,885
Total loss (gain) included in earnings (1)	(1,028,892)	(69,843)

Ending balance	$6,072	$710,585

(1)	The loss (gain) related to the revaluation of our warrant liability is included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statements of operations.

We valued our warrants using a Dilution-Adjusted Black-Scholes Model. Assumptions used include (1) 0.19% to 4.76% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 276% to 580% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

We valued derivative liabilities using the number of potential convertible shares for warrants in equity and convertible notes with a fixed conversion price that are recorded at amortized cost times the closing stock price of our restricted common stock at December 31, 2022 and 2021, respectively. These derivative liabilities are recorded due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit and the equity environment is tainted, and therefore all convertible debt and options and warrants should be accounted for as liabilities.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at December 31, 2022 and 2021:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
2022	$681,446	8%-10%	19%-24%	N/A	$0.00005-$0.0006	50%-60%	3 to 25 Days
2021	$762,446	8%-10%	19%-24%	N/A	$0.00050-$0.00097	50%-60%	3 to 25 Days

Using the stated assumptions summarized in the table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2022 and 2021:

Description	2022	2021
Beginning balance	$2,855,709	$1,832,439
Purchases and issuances	-	132,000
Day one loss on value of hybrid instrument (1)	-	2,042,612

Loss (gain) from change in fair value (1)	(1,015,526)	1,233,538

Repayments in cash	(75,000)	(40,480)
Conversion to common stock	(36,000)	(2,344,399)
Ending balance	$1,729,183	$2,855,709

(1)	The (gains) losses related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statements of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At December 31, 2022 and 2021, inventories were as follows:

	December 31, 2022	December 31, 2021
Raw Materials	$100,570	$126,349
Finished Goods	3,866	3,820
Total Inventories	104,436	130,169
Less: Long-term inventory	(80,570)	(98,880)
Current portion	$23,866	$31,289

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Computer equipment	$25,120	$25,120
Furniture and fixtures	34,757	34,757
Lab equipment	162,557	104,564
Telephone equipment	12,421	12,421
Office equipment – other	16,856	16,856
Leasehold improvements	73,168	73,168
Total	324,879	266,886
Less: Accumulated depreciation	(244,867)	(222,185)
Property and equipment, net	$80,012	$44,701

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At December 31, 2022, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the years ended December 31, 2022 and 2021 was $22,682 and $9,084, respectively.

5. DUE TO/FROM OFFICER

At December 31, 2022, the net balance due to Rik Deitsch, and the companies majority owned and controlled by him (collectively referred to as “Due to Officer”) in the aggregate is $112,046, which net balance is unsecured and accruing interest at 4%. During the year ended December 31, 2022, in the aggregate, we repaid $267,500 and were advanced $103,385 on this balance. Additionally, accrued interest on the outstanding balance was $4,639 and is included in the due to officer account. The Company had fully reserved receivables from companies owned by the Company’s former CEO. The reserve was $71,796 as of December 31, 2022. The bad debt expense of $71,796 was recorded for the year ended December 31, 2022.

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

6. DEBTS

Debts consist of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Notes payable – Unrelated third parties (Net of discount of $6,146 and $0, respectively) (2)	$1,329,509	$1,135,257
Convertible notes payable – Unrelated third parties (Net of discount of $75,365 and $283,429, respectively) (3)	4,754,686	3,751,760
Convertible notes payable, at fair value (4)	1,729,183	2,855,709
Other advances from an unrelated third party (5)	225,000	225,000
SBA notes payable(6)	149,900	149,900
Ending balances	8,188,278	8,117,626
Less: Long-term portion-Notes payable-Unrelated third parties	(105,640)	-
Less: Long-term portion-Convertible Notes payable-Unrelated third parties	(1,820)	(369,401)
Less: Long-term portion- SBA notes payable	(146,970)	(147,779)
Current portion	$7,933,848	$7,600,446

(1)	During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. We repaid $40,000 of the accrued interest during the first and second quarters of 2021. During October 2021, we issued 12,500,000 shares of common stock to satisfy the $10,000 accrued interest. The shares were valued at accrued payable amount due to the fact that it was a related party transaction. During the first and second quarter of 2022, we repaid $15,000 of accrued interest. At December 31, 2022 and 2021, we owed this director accrued interest of $149,909 and $147,768. The interest expense for the years ended December 31, 2022 and 2021 was $17,141 and $18,246.

(2)	At December 31, 2022 and 2021, the balance of $1,329,509 and $1,135,257 net of discount of $6,146 and $0, respectively, consisted of the following loans:

●	In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The Notes carry interest at 12% annually and were originally due on the date that was six-months from the execution and funding of the note. The notes were convertible into shares of Company’s common stock at a conversion price of $0.008 per share. At December 31, 2022 and 2021, we owed principal balance of $91,156, and accrued interest of $62,795 and $51,856, respectively. The remaining principal balance of $91,156 and accrued interest of $62,795 are subject to litigation and a settlement was reached in May 2025 (See Note 13 and 15).

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. We signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). We repaid $25,000 during the three months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013, the debt of $281,772 reverted back to LPR and remains outstanding at December 31, 2022 and 2021.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge. The debt of $55,410 reverted back to University Centre West Ltd. and is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At December 31, 2022 and 2021, the accrued interest is $6,797 and $5,783.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At December 31, 2022 and 2021, the outstanding principal balance is $50,000 and accrued interest is $86,500 and $74,334.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At December 31, 2022 and 2021, the outstanding principal balance is $50,000 and accrued interest is $79,700 and $67,534.

●	A promissory note originally issued to an unrelated third party in August 2016 was restated in September 2019 in the amount of $333,543 bearing monthly interest at a rate of 2% and was due September 2020. The Note is in default and negotiation of settlement. At December 31, 2022 and 2021, the principal balance is $333,543, and the accrued interest is $268,835 and $187,673, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In March 2018, $15,000 of the principal balance of the note was assigned to an unrelated third party and is in negotiation of settlement. In January 2020, the remaining principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). At December 31, 2022 and 2021, the principal balance outstanding is $15,000 and the accrued interest is $1,371.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2022 and 2021, the accrued interest is $76,000 and $63,834, respectively.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2022 and 2021, the accrued interest is $7,018 and $5,750, respectively.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively, with the monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. The Company repaid a total of $34,976, $42,698, and $44,478 during 2018, 2019 and 2020, respectively. Additionally, repayment of $14,376 was made during the first quarter of 2021. The portion of the settlement of $130,401 was repaid in full as of March 31, 2021. At December 31, 2022 and 2021, the outstanding principal balance is $33,874, and is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2022 and 2021, the principal balance of the note is $50,000.

●	During September 2018 and 2019, a promissory note originally issued to an unrelated third party in September 2017 was amended in the amount of $36,000 including original issuance discount of $6,000 each due in September 2019 and 2020, respectively. The Note was further restated in September 2020. The restated principal balance was $33,000 with the original issuance discount of $3,000 and was due March 2021. The original issue discount is amortized over the term of the loan. Repayments of $7,000, $5,000, and $6,500 have been made during 2018, 2019, and 2020, respectively. Additionally, repayment of $1,000 was made during the first quarter of 2021. The Note is under personal guarantee by Mr. Deitsch. At December 31, 2020, the principal balance of the note is $29,500 net of debt discount of $1,500. The remaining debt discount of $1,500 was fully amortized as of March 2021. During March 2021, the remaining balance of $30,000 was sold to an unrelated third party in the form of a convertible note at a fixed conversion price of $0.01 per share (See Note 6(3)).

●	During January 2020, a promissory note originally issued to an unrelated third party in October 2017 in the amount of $60,000 and the Note of $76,076 originally issued in July 2016 plus accrued interest of $12,149 were combined and restated at a rate of 2% monthly due July 2020. During July 2020, the restated Note of $148,225 plus accrued interest of $18,701 was further restated. Each restatement of the notes was evaluated under ASC 470-50 for debt modification or extinguishment. The new principal balance was $166,926 that carries interest at a rate of 2% monthly and was due January 2021. At December 31, 2020, the principal balance and accrued interest was $166,926 and $18,917. During February 2021, we issued 29,072,500 shares of common stock to satisfy the accrued interest of $23,258 with fair value of $343,056 (See Note 7). The settlement of accrued interest resulted in a loss on settlement of debt for $319,798 in other expense. The principal balance of $166,926 was further restated. The restated balance was $183,619 with an original issuance discount of $16,693 and was due August 2021. The original issuance discount of $16,693 has been fully amortized as of August 2021. During August 2021, we issued 20,866,250 shares of common stock to satisfy the principal balance of $16,693 with fair value of $73,032 (See Note 7). The settlement of balance of $16,693 resulted in a loss on settlement of debt for $56,339 in other expense. The remaining balance of $166,926 was further restated in the form of a convertible note at a fixed conversion price of $0.002 per share (See Note 6(3)).

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. During March 2020, $50,000 of the Note was settled for 125,000,000 shares with a fair value of $87,500. We recorded a loss on settlement in other expense for $37,500 in March 2020. An additional 36,000,000 shares were issued to satisfy the default provision of the original note and 10,000,000 shares were issued along with the restatement. The total fair value of issued stock was $32,200. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. We repaid a total of $15,000 during the first and fourth quarters of 2022. At December 31, 2022 and 2021, the principal balance of the loan is $69,000 and $84,000, respectively, and is in default and negotiation of further settlement.

●

In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note is in default and in negotiation of settlement. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of further settlement. At December 31, 2022 and 2021, the principal balance of the note is $18,000 and the accrued interest is $2,000.

●In January 2022, the Company received a loan for $199,000 from a non-related party. The loan has been repaid in full in October 2022 along with interest on average 63.76% annum. The Company has recorded loan costs in the amount of $4,975 for the loan origination fees paid at inception date. The total loan cost of $4,975 has been amortized in full during the year ended December 31, 2022. In October 2022, the Company received a second loan for $199,000. The second loan was repaid in full in November 2024 (see Note 15), together with interest at an average annual rate of approximately 51%. Weekly payments ranged from approximately $2,000 to $3,800; due to our financial hardship, the lender periodically reduced the payment amounts to provide temporary relief. The Company has recorded loan costs in the amount of $2,488 for the second loan’s origination fees paid at inception date. The total loan cost is amortized over the term of the loan. The amortization of loan cost for the year ended December 31, 2022 is $1,288. The loan is under personal guarantee by Mr. Deitsch. We repaid $15,100 during the year ended December 31, 2022. At December 31, 2022, the principal balance, net of debt discount of $1,200, is $182,700.

● In June 2022, the Company entered a Purchase and Sale of Future Receipts Agreement with a non-related party. This third party purchased $87,000 of the merchant sales for $60,000. In exchange for the purchased amount, the Company agreed to authorize the buyer to debit the amount from the Company’s bank account according to the remittance frequency, until the buyer has received the purchase amount of $87,000. The Company has recorded a total debt discount of $29,685 for the loan origination fees and loan issuance cost. The total debt discount was amortized over the term of the loan. Amortization for the debt discount for the year ended December 31, 2022 was $24,739. We repaid $72,500 during the year ended December 31, 2022. At December 31, 2022, the principal balance, net of debt discount of $4,946, is $9,554.

● In December 2022, we issued a promissory note to an unrelated third party in the amount of $17,000. The loan is expected to be repaid through scheduled monthly payments of $1,518 through December 2023 along with interest on average 12.99% annum.

(3)	At December 31, 2022 and 2021, the balance of $4,754,686 and $3,751,760 net of discount of $75,365 and $283,430, respectively, consisted of the following convertible loans:

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000. The note was convertible into shares of Company’s common stock at a conversion price of $0.001 per share. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At December 31, 2022 and 2021, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to 14 unrelated third parties for a total of $525,150 with original issue discount of $ 44,150. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. During May 2019, we restated two convertible notes payable with additional original issuance discount of $6,400. The two restated notes were due in August 2020 and are in default. At December 31, 2022 and 2021, the outstanding principal balance of the notes issued in 2018 was $509,550.

During February 2019, we issued convertible notes payable of $55,000 with original issuance discount of $5,000. The notes were due in nine months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price of $0.0005 per share. During August and October 2020, the convertible promissory notes for a total of $55,000 were amended to add additional original issuance discount (OID) for a total of $9,200. In connection with the issuance of amended convertible notes, the Company granted a total of 128,400,000 warrants at an exercise price of $0.001 per share. The warrants were valued using the Black-Scholes method and recorded as a debt discount. 92,100,000 of the warrants expired in August 2022. 36,300,000 of the warrants expired in October 2022. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the warrants issued with debt are treated as derivative liabilities requiring fair value adjustment at each reporting date. The warrants were valued at their fair value of $0 and $195,178 on December 31, 2022 and 2021, respectively (See Note 8).

During November 2019, we issued a convertible promissory note to an unrelated third party for $137,500 with original issuance discount of $12,500. The note was due nine months from the execution and funding of the notes. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price of $0.000275. The Note was in default and negotiation of settlement.

At December 31, 2022 and 2021, the outstanding principal balance of the notes issued in 2019 was $201,700.

During the year ended December 31, 2020, we issued convertible notes payable of $555,600 with original issuance discount of $53,600. $287,400 of these notes were due in a year, and $268,200 of the Notes are due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0002 to 0.0008 per share. In May 2022, $16,500 of the notes issued in November 2020 were settled through the issuance of common stock (see Note 7). At December 31, 2022 and 2021, the outstanding principal balance of the notes issued in 2020 was $539,100 and $555,600, respectively. In addition, in connection with the issuance of two of the above mentioned convertible notes of $57,500 with original issuance discount of $7,500 due in one year, the Company granted 71,875,000 warrants at an exercise price of $0.002 per share that expired in August 2022. The warrants were valued using the Black-Scholes method and recorded as a debt discount. The debt discounts associated with the warrants and OID for $50,000 and $7,500, respectively, have been amortized over the life of the notes. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the warrants issued with debt are treated as derivative liabilities requiring fair value adjustment at each reporting date. The warrants were valued at their fair value of $0 and $106,032 using the Black-Scholes method on December 31, 2022 and 2021 (See Note 8).

During 2021, we issued convertible promissory notes to unrelated third parties totaling $2,480,043 with original issuance discounts of $323,484. The Noteholders have the right to convert the note into shares of Common Stock at a conversion price ranging from $0.0003 to $0.002 per share. The notes are due one year from the execution and funding of the notes. On January 1, 2022, $228,563 of the Notes issued during January to April 2021 were amended to extend the due date to August 29, 2022.

During December 2021, in connection with the issuance of three of the above mentioned convertible notes of $172,500 with original issuance discount of $22,500 due in one year, the Company granted the 246,428,571 warrants at an exercise price of $0.002 per share that expired in December 2022. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The debt discounts associated with the warrants and OID for $150,000 and $22,500, respectively, are amortized over the life of the notes. The Company classified embedded conversion features in the warrants as a derivative liability. The warrants were valued at their fair value of $0 and $409,374 using the Black-Scholes method on December 31, 2022 and 2021(See Note 8).

During March 2021, the remaining balance of the promissory note of $30,000 originally issued in September 2018 was sold to an unrelated third party in the form of a convertible note at a fixed conversion price of $0.01 per share (See Note 6(2)). The new note carries interest at 12% with scheduled monthly payments of $1,000 beginning in April 2021 through March 2024. Repayments of $9,807 and $7,323 have been made during 2022 and 2021, respectively. The principal balance as of December 31, 2022 and 2021 is $12,870 and $22,677, and the interest expense for the years ended December 31, 2022 and 2021 is $2,193 and $2,677, respectively.

During March 2021, in connection with the settlement of the $6,000 of the Note of $11,000 originated in November 2018, we issued 11,000,000 shares of common stock in satisfaction of $6,000 of the Note with a fair value of $104,500 (Note 7) and made a repayment of $5,000 in cash. The settlement resulted in a loss on settlement of debt in other expense for $98,500 for the year ended December 31, 2021. During April 2021, in connection with the settlement of the remaining balance of $8,500 of the Note of $12,000 originated in December 2018, we issued 2,000,000 shares of common stocks in satisfaction of $4,000 of the Note with a fair value of $15,200 (Note 7) and made a repayment of $4,500 in cash. The settlement resulted in a loss on settlement of debt in other expense for $11,200 for the year ended December 31, 2021.

During August 2021, the promissory note of $166,926 was restated in the form of a convertible note at a fixed conversion price of $0.002 per share (See Note 6(2)). The restated balance is $183,619 with an original issuance discount of $16,693 and was due February 2022. During February 2022, we issued 20,866,250 shares of common stock to satisfy the principal balance of $16,693 with fair value of $54,252 (See Note 7). The settlement of balance of $16,693 resulted in a loss on settlement of debt for $37,559 in other expense for the year ended December 31, 2022. The remaining balance of $166,926 was further restated into a convertible note with a fixed conversion price of $0.002 per share, maturing in August 2022. In August 2022, the balance of $166,926 was further restated with an original issuance discount of $16,693 in the form of a convertible note at a fixed conversion price of $0.002 per share due February 2023, provided that our agreement to repay $16,693 in cash by October 2022. However, we failed to meet this repayment obligation. As a result, the new convertible note amounts to a total of $200,312 (including $166,926, $16,693, and an original issuance discount of $16,693) with a fixed conversion price of $0.002 per share, due February 2023. In connection with restatement in August 2022, 10,000,000 shares of common stock with fair value of $10,000 (See Note 7) were issued due to the late payments. $10,000 was recorded as stock based loan modification cost in other expense.

The total discount amortization on all notes for the year ended December 31, 2021 was $308,200. At December 31, 2021, the principal balance of the notes, net of discount of $283,430 is $3,751,760.

During 2022, we issued convertible promissory notes to unrelated third parties totaling $874,000 with original issuance discounts of $114,000. The noteholders have the right to convert the notes into shares of common stock at conversion prices ranging from $0.0005 to $0.0008 per share, and the notes are due one year from their respective execution and funding dates..

During January and May 2022, in connection with the issuance of one of the above mentioned convertible notes of $115,000 with original issuance discount of $15,000 due in one year, the Company granted the 164,285,714 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The debt discounts associated with the warrants and OID for $100,000 and $15,000, respectively, are amortized over the life of the notes. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the warrants issued with debt are treated as derivative liabilities requiring fair value adjustment at each reporting date. The warrants were valued at their fair value of $6,072 using the Black-Scholes method on December 31, 2022 (See Note 8).

During 2022, the convertible promissory notes for a total of $339,825 were amended to add additional original issuance discount for a total of $50,974 scheduled to expire in July 2023.

During June 2022, we repaid a convertible note payable originated in May 2021 in cash for $5,750. During May 2022, in connection with the settlement of a total of $108,500 of the Notes originated in 2020 ($16,500) and 2021($92,000) with one noteholder, we issued 222,500,000 shares of common stocks in satisfaction of $108,500 of the Notes with a fair value of $222,500 (See Note 7). The settlement resulted in a loss on settlement of debt for $114,000 for the year ended December 31, 2022.

In August 2022, we settled a convertible note payable of $17,250 issued in July 2021 for a total repayment of $18,000, resulting in a recorded loss of $750. Of this repayment, $12,000 was repaid in 2022, and the remaining $6,000 was repaid in January and February 2023. As part of the settlement, we issued 500,000 shares of common stock with a fair value of $500 (see Note 7), which was recorded as a stock-based loan modification cost within other expenses for the year ended December 31, 2022.

At the date of this report, $4,616,866 of the above-mentioned convertible notes payable are in default and in negotiation of settlement.

The total discount amortization on all notes for the year ended December 31, 2022 was $268,923. At December 31, 2022, the principal balance of the notes, net of discount of $75,365 is $4,754,686.

(4)	At December 31, 2022 and 2021, the balance of $1,729,183 and $2,855,709 net of discount of $0 and $22,344, respectively, consisted of the following convertible loans:

●	The balance of $20,000 of a Convertible Note originated in March 2016 is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. We have accrued interest at a default interest rate of 20% after the note’s maturity date. At December 31, 2022 and 2021, the convertible notes payable with principal balance of $20,000 plus accrued interest of $25,239 and $21,183, at fair value, were recorded at $82,249 and $84,768, respectively.

●	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note was due on May 4, 2018. The Note holder has the right to convert the note into shares of Common Stock at sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. We have accrued interest at a default interest rate of 19% after the note’s maturity date. After prior conversions, at December 31, 2022 and 2021, the remaining principal of $12,629 plus accrued interest of $17,359 and $14,833, respectively, at fair value, was recorded at $49,981 and $70,418, respectively. The remaining principal balance of the Note is in default.

●	During October 2020, we issued a Convertible Debenture in the amount of $250,000 to an unrelated third party. The note was due in October 2021. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. Upon default, we increased the outstanding principal by 10% and began accruing interest at the default rate of 24% from the note’s maturity date. At December 31, 2022 and 2021, the convertible note payable with principal balance of $275,000 plus accrued interest of $98,658 and $32,657, respectively, at fair value, were recorded at $747,316 and $946,639.

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party, and during August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. Both notes carry interest at 8% and were due one year from issuance, unless previously converted into shares of restricted common stock. Following maturity, we accrued interest at the default rate of 24%. The noteholders have the right to convert the notes into shares of common stock at fifty-five percent of the average of the three lowest trading prices of our restricted common stock for the fifteen trading days including the date of receipt of the conversion notice. At December 31, 2022 and 2021, the combined convertible notes payable plus accrued interest of $63,102 and $46,413, respectively, were recorded at fair value of $242,003 and $282,216.

●	During January 2019, we issued a convertible denture in the amount of $75,900 to an unrelated third party. The note was due in one year from the restatement of the note. During November 2020, the Note holder assigned $20,000 of the $75,900 convertible note restated in January 2019 to a third party. The Noteholder has the right to convert the note into shares of Common Stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion.

At December 31, 2022 and 2021, the convertible note payable of $55,900, at fair value, was recorded at $111,800 and $156,000. The note was due January 2020. The Note is in default and negotiation of settlement.

●	During February 2019, we issued a convertible promissory note to an unrelated third party in the amount up to $1,000,000, with funds disbursed in multiple payments. Each portion of the note is due two years from its respective execution and funding date. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. During 2019 and 2020, amounts totaling $372,374 and $20,199, respectively, were funded under the note. Additionally, $132,000 was funded, and $40,480 was repaid during the year ended December 31, 2021. In connection with issuance of the convertible note, the Noteholder agreed to eliminate two outstanding Notes of $27,000 and the accrued interest of $11,412 that were held by the Noteholder’s defunct entities. In connection with the issuance of the convertible note payable tranches during the year ended December 31, 2021, we recognized a day-one derivative loss of $2,042,612, which was recorded within change in fair value of convertible notes and derivatives in the consolidated statements of operations. Through December 31, 2020, the Note holder converted a total of 1,250,000,000 shares of common stock in full satisfaction of $275,000 of principal. During February through June 2021, the Note holder received a total of 240,350,000 shares of our restricted common stock in satisfaction the $120,175 of the Note with a fair value of $2,344,399. During February 2022, the Noteholder received 12,000,000 shares of our restricted common stock in satisfaction the $6,000 of the Note with a fair value of $36,000. (See Note 7). Repayments totaling $65,000 were made in 2022. The remaining balance of $88,917 is due September 2023. At December 31, 2022 and 2021, the convertible note payable with principal balance of $17,917 and $88,917, at fair value, was recorded at $35,834 and $355,668.

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. During October 2022, repayment of $10,000 was made. At December 31, 2022 and 2021, the convertible note payable with principal balance of $230,000 and $240,000, at fair value, was recorded at $460,000 and $960,000. The Note is in default and negotiation of settlement.

(5)	At December 31, 2022 and 2021, the balance of $225,000 consisted of the advances received from a third party during the periods from May 2019 through May 2020 in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold.

(6)

During May 2020, we entered into a two-year loan agreement with the U. S. Small Business Administration for a Payroll Protection Program (PPP) loan, for $64,895 with an annual interest rate of one percent (1%), with a term of twenty-four (24) months, whereby a portion of the loan proceeds have been used for certain labor costs, office rent costs and utilities, which may be subject to a loan forgiveness, pursuant to the terms of the SBA/PPP program. We used the proceeds primarily for payroll costs. The entire loan was forgiven in November 2021 and recorded as other income on the consolidated statement of operations.

During April and June 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”) considering the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, in the amount of $731 commenced in February 2023. The balance of principal and interest is payable over a 360-month period from the date of the SBA Loan Agreement. The SBA requires that the Company collateralize the loan to the maximum extent up to the loan amount. If business fixed assets do not “fully secure” the loan the lender may include trading assets (using 10% of current book value for the calculation), and must take available equity in the personal real estate (residential and investment) of the principals as collateral. The accrued interest as of December 31, 2022 and 2021 for the EIDL loans are $14,531 and $8,906, respectively.

At December 31, 2022, the future minimum principal payments for all debts are as follows:

Years	Amount
2023	$7,933,848
2024	110,773
2025	3,440
2026	3,571
2027	3,707
Thereafter	132,939
$8,188,278
Less: Long-term portion
SBA notes payable	(146,970)
Convertible note payable	(1,820)
Notes payable	(105,640)
Current portion	$7,933,848

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

	Number of	Fair Value of
Date	shares converted	Debt Converted
2/25/2021	137,700,000	$1,500,930
3/3/2021	67,380,000	$599,682
4/26/2021	27,070,000	$192,197
6/1/2021	5,700,000	$35,340
6/24/2021	2,500,000	$16,250
2/7/2022	12,000,000	$36,000

Common Stock Issued for Debt Modification and Penalty

During December 2022, in connection with the settlement of $1,150 of the promissory note, we issued 250,000 shares of common stock with fair value of $75. The settlement resulted in a loss on settlement of debt in other expense of $75 on the consolidated statement of operations.

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

Common Stock Issued for Settlement of Debt

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

Common Stock Issued for Services

During June 2021, the Company signed an agreement with a consultant for services for six months for which the Company is to issue a total of 30,000,000 shares of the Company’s restricted common stock. 5,000,000 of the shares were issued upon execution of the agreement and 25,000,000 shares were issued every 30 days through November 2021. The 5,000,000 shares issued upon execution were valued at $33,000. The 25,000,000 shares issued during the third and fourth quarter of 2021 were valued at $100,000. The Company recorded an equity compensation charge of $133,000 in 2021.

During July 2021, the Company signed an agreement with a consultant for services for twelve months. The 5,000,000 shares issued upon execution were valued at $41,000. The equity compensation charge of $20,500 has been recorded as of December 31, 2021. The remaining compensation cost of $20,500 has been recognized by the Company in 2022. These amounts have been included within general and administrative expenses in the accompanying consolidated statements of operations.

8. STOCK WARRANTS

Common Stock Warrants

On March 3, 2016, in connection with the issuance of a convertible note, we granted five-year warrants to purchase an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.03 per share. The warrants were valued at their fair value of $0 and $9 using the Black-Scholes method at December 31, 2022 and 2021. The warrants expired on March 3, 2021.

During August 2020, convertible promissory notes of $38,500 were amended with additional original issuance discount of $7,550 due February 2021. These notes were further amended on January 1, 2022 to extend the maturity date to August 2022. During October 2020, a convertible promissory note of $16,500 was amended to add additional OID of $1,650 due October 2022. In connection with the issuance of amended convertible notes, the Company granted the following warrants at an exercise price of $0.001 per share. The warrants were valued using the Black-Scholes method and recorded as a debt discount. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the warrants issued with debt are treated as derivative liabilities requiring fair value adjustment at each reporting date. The warrants were valued at their fair value of $0 and $195,178 on December 31, 2022 and 2021 (see Note 6).

		Fair Value of
Month of Issuance	Number of Warrants	Warrants Recorded as Debt Discount	Month of Expiration
August, 2020	92,100,000	$38,500	August, 2022
October, 2020	36,300,000	$16,500	October, 2022

During November and December, 2020, the Company granted the 71,875,000 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance in connection with the issuance of the two convertible notes of $57,500 with original issuance discount of $7,500 due in one year. The two Notes of $57,500 were further amended on January 1, 2022 and expired in August 2022. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants were exercised. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the warrants issued with debt are treated as derivative liabilities requiring fair value adjustment at each reporting date. The warrants were valued at their fair value of $0 and $106,032 using the Black-Scholes method on December 31, 2022 and 2021(See Note 6).

During December 2021, in connection with the issuance of three of the convertible notes of $172,500 with original issuance discount of $22,500 due in one year, the Company granted the 246,428,571 warrants at an exercise price of $0.002 per share that expired in December 2022. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the warrants issued with debt are treated as derivative liabilities requiring fair value adjustment at each reporting date. The warrants were valued at their fair value of $0 and $409,374 using the Black-Scholes method on December 31, 2022 and 2021(See Note 6).

During January and May 2022, in connection with the issuance of the convertible note of $115,000 with original issuance discount of $15,000 due in one year, the Company granted the 164,285,714 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the warrants issued with debt are treated as derivative liabilities requiring fair value adjustment at each reporting date. The warrants were valued at their fair value of $6,072 using the Black-Scholes method on December 31, 2022 (See Note 6).

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the years ended December 31, 2022 and 2021:

	Number Of shares	Weighted average exercise price

Balance December 31, 2020	202,775,000	$0.0017
Exercised	-	-
Issued	410,403,571	0.0018
Expired	(166,475,000)	0.0019
Balance December 31, 2021	446,703,571	$0.0017
Exercised	-	-
Issued	164,285,714	0.0020
Expired	(446,703,571)	0.0017
Balance December 31, 2022	164,285,714	$0.0020

The following table summarizes information about fixed-price warrants outstanding as of December 31, 2022 and 2021:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2022	$ 0.001-0.002	511,124,941	0.20 years	$0.0020
2021	$ 0.001-0.002	162,318,625	0.67 years	$0.0017

At December 31, 2022, the aggregate intrinsic value of all warrants outstanding and expected to vest was $0. The intrinsic value of warrant share is the difference between the fair value of our restricted common stock and the exercise price of such warrant share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money warrants had they exercised their warrants on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on $0.0001, the closing stock price of our restricted common stock on December 31, 2022. There were no in-the-money warrants at December 31, 2022.

9. INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2022 and 2021, are approximately as follows.

	December 31,
	2022	2021
Computed “expected” tax expense (benefit) - Federal	$(1,717,143)	$(2,750,059)
Computed “expected” tax expense (benefit) - State	(355,285)	(569,000)
Permanent differences and other	2,793,853	2,783,369
Change in valuation allowance	721,425	535,690
Provision for income taxes	$-	$-
Effective tax rate	0%	0%

F-26

	2022	2021
Net deferred income tax assets:
Reserve for prepaid inventory	$18,859	$12,166
Accrued salary	307,610	267,058
Recovery for receivables from officer	18,197	-
Net operating loss carryforwards	11,001,740	10,345,757
Valuation allowance	(11,346,406)	(10,624,981)
Net deferred income tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have provided a valuation allowance to fully reserve such assets. The valuation allowances increased by $721,425 and $535,690 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company has net operating loss of approximately $43.4 million, of which $8.6 million were incurred after December 31, 2017 that are available to offset future taxable income with no expiration date. The remaining approximately $34.8 million of net operating losses expire between 2023 and 2037.

The Company’s 2019 through 2022 tax returns are subject to examination by the Internal Revenue Services and various state authorities.

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2022	2021
Accrued consulting fees	$161,550	$161,550
Accrued settlement expenses(1)	680,235	-
Accrued payroll taxes	227,783	215,543
Accrued interest	605,546	469,040
Accrued others	2,913	5,337
Total	$1,678,027	$851,470

(1)	On August 28, 2024, the U.S. District Court for the Eastern District of New York entered a final consent judgment against the Company, enjoining it from violating certain provisions of the federal securities laws and ordering disgorgement and civil monetary penalties. The Court entered a final consent judgment in which it was ordered to pay $520,940 in disgorgement and $59,295 in prejudgment interest thereon, as well as $100,000 in civil penalties. As of December 31, 2022, the Company had accrued a total legal settlement amount of $680,235 (See Note 13).

11. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	December 31, 2022	December 31, 2021
Supplier advances for future purchases	$320,572	$294,162
Reserve for supplier advances	(320,572)	(294,162)
Net supplier advances	-	-
Prepaid professional fees	62,650	65,650
Deferred stock compensation	-	20,500
Total	$62,650	$86,150

We performed an evaluation of our inventory and related accounts at December 31, 2022 and 2021, and increased the reserve on supplier advances for future venom purchases by $26,410 and $48,000, respectively. At December 31, 2022 and 2021, the total valuation allowance for prepaid venom is $320,572 and $294,162, respectively.

12. CONVERTIBLE NOTES RECEIVABLE

During March through November 2021, we purchased five convertible notes from StemSation International (the “StemSation”) for a total of $286,550 with original issuance discount of $26,050. The notes are convertible into common shares for $0.01 per common share and mature in one year from the funding of the notes. The original issuance discount is amortized over the lives of notes.

During March through December 2022, we purchased six convertible notes from the StemSation for a total of $41,196 with original issuance discount of $3,745. The notes are convertible into common shares for $0.01 per common share and mature in one year from the funding of the notes except for the notes issued in December 2022 for $3,300, which are convertible at a rate of $0.005 per share. The original issuance discount is amortized over the lives of the notes.

Repayments of $101,750 have been received during the third and fourth quarter of 2022. The debt discount as of December 31, 2022 and December 31, 2021 was $600 and $13,070. At December 31, 2022 and 2021, the principal balance of the notes, net of discount is $225,396 and $273,480, respectively.

Amortization for all the convertible notes receivable was $16,215 and $12,980 recognized as other income in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively.

During January through June 2023, we received repayments totaling $12,500, and purchased additional convertible notes totaling $50,504. The principal balance of the notes prior to settlement was $264,000.

On June 5, 2023, the Company entered into a settlement agreement with StemSation to convert the notes receivable balances of $264,000 into shares of StemSation’s common stock at $0.00176 per share. The settlement agreement was approved on June 15, 2023 by the Circuit Court. On June 15, 2023, the Company planned to issue 150,000,000 shares in exchange for $264,000 at $0.00176 per share (See Note 15). A portion of these shares has been issued, with the remaining balance to be converted.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

ReceptoPharm leases a lab and renewed its operating lease agreement for five years beginning August 1, 2017 for monthly payments of approximately $6,900 with a 5% increase each year. In February of 2021, we signed an updated lease with extended terms through January 1, 2023. The lease called for monthly payments of approximately $6,500 with a 4% increase each year. In October 2022, we signed another lease extension, covering the period from January 1, 2023, to December 31, 2025, with monthly payments of $7,700 and an annual 4% increase.

	December 31,	December 31,
	2022	2021
Lease cost
Operating lease cost	$104,867	$80,396
Short-term lease cost	-	-
Total lease cost	$80,396	$80,396

Balance sheet information
Operating ROU Assets	$537,228	$285,277
Less accumulated amortization	(285,277)	(191,466)
Operating ROU Assets, net	$251,951	$93,811

Operating lease obligations, current portion	74,837	77,673
Operating lease obligations, non-current portion	177,114	-
Total operating lease obligations	$251,951	$77,673

Weighted average remaining lease term (in years) – operating leases	3	1
Weighted average discount rate-operating leases	8%	8%

Supplemental cash flow information related to leases were as follows, for the years ended December 31, 2022 and 2021:

Cash paid for amounts included in the measurement of operating lease liabilities	$88,728	$95,846

Future minimum payments under the lease agreement are as follows:

December 31,	Total
2023	$92,289
2024	94,847
2025	97,508
Total future lease payments	$284,644
Less imputed interest	(32,693)
Total	$251,951

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of December 31, 2022. We have accrued the $142,500 in accrued expense and equity compensation.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of December 31, 2022 and 2021, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

During September 2022, the Company renewed its consulting agreement with an external consultant for a three-year term, providing for monthly compensation of $10,000. Consulting expenses of $120,000 were recorded in each of 2022 and 2021 within selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At December 31, 2022, we owed principal balance of $91,156 and accrued interest of $62,795 (See Note 6) if the defenses and our new claims are deemed to be of no merit. Defendant also filed affirmative claims against the Plaintiff, its owner Dan Oran and several related entities. On May 19, 2025, the Company entered into a settlement agreement with the counterparty, under which the total obligation was resolved for $125,000. The settlement terms include an initial payment of $35,000 made on May 19, 2025, followed by nine monthly payments of $10,000 each. The agreement also provides that, in the event of a payment default not cured within five business days of written notice, the counterparty may seek entry of a consent judgment against the Company in the amount of $400,000, reduced by any amounts already paid under the settlement. At December 31, 2022 and 2021, we owed principal balance of $91,156, and accrued interest of $62,795 and $51,856, respectively. The total liability recorded prior to the settlement on May 19, 2025 was $178,526, consisting of $91,156 in principal and $87,370 in accrued interest. The settlement of $125,000 will result in a gain on settlement of $53,526, which will be recognized upon full satisfaction of the payment terms (see Note 15).

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

In July 2024, a final judgment was issued, ordering the defendant to pay $520,940 in disgorgement, $59,295 in prejudgment interest, and a $100,000 civil penalty. As of December 31, 2022, the Company had accrued a total legal settlement amount of $680,235 (See Note 10).

14. RELATED PARTY TRANSACTIONS

The Company acts as a product formulator and contract manufacturer for Avini Health. The Company’s chief executive officer is an owner of Avini Health and is its chief scientific officer.

Commencing in May 2022, the Company sublets a portion of its space to Avini Health under a one-year sublease for a monthly rent of $5,000, with the first three months rent-free. During the year ended December 31, 2022, the Company recorded rental income of $25,000. These transactions were not conducted at arm’s length and therefore may not reflect the terms that would have been agreed to with an unrelated third party.

As of December 31, 2022 and 2021, we had the following related party balances:

	December 31,	December 31,
	2022	2021
Deferred revenue to a related party	$181,515	$-
Due to officer	112,046	199,726
Accrued payroll due to officers	1,213,693	1,053,693
Accrued interest to a related party	149,909	147,768

For the years ended December 31, 2022 and 2021, we had the following related party transactions:

	December 31, 2022	December 31, 2021
Net sales to a related party	$292,474	$-
Bad debt expense (recovery) - related party	71,796	68,330
Rental income from a related party	25,000	-
Interest expense to a related party	17,141	18,246

15. SUBSEQUENT EVENTS

Convertible Promissory Notes

During the first quarter of 2023, we issued convertible promissory notes to the unrelated third parties for a total of $28,750 with original issuance discount of $3,750. The Noteholders have the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0006 per share. The notes are due one year from the execution and funding of the notes.

During the third quarter of 2023, we issued convertible promissory notes to the unrelated third parties for a total of $13,225 with original issuance discount of $1,725. The Noteholders have the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0006 per share. The notes are due one year from the execution and funding of the notes.

During the fourth quarter of 2023, we issued convertible promissory notes to the unrelated third parties for a total of $97,750 with original issuance discount of $12,750. The Noteholders have the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0006 per share. The notes are due one year from the execution and funding of the notes.

During the fourth quarter of 2023, we issued convertible promissory notes to the unrelated third parties for a total of $6,613 with original issuance discount of $863. The Noteholders have the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0005 per share. The notes are due one year from the execution and funding of the notes.

During the first quarter of 2024, we issued convertible promissory notes to the unrelated third parties for a total of $23,000 with original issuance discount of $3,000. The Noteholders have the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0005 per share. The notes are due one year from the execution and funding of the notes.

During the first quarter of 2024, we issued convertible promissory notes to the unrelated third parties for a total of $105,800 with original issuance discount of $13,800. The Noteholders have the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0006 per share. The notes are due one year from the execution and funding of the notes.

During the second quarter of 2024, we issued convertible promissory notes to the unrelated third parties for a total of $40,250 with original issuance discount of $5,250. The Noteholders have the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0006 per share. The notes are due one year from the execution and funding of the notes.

During the second quarter of 2024, we issued convertible promissory notes to the unrelated third parties for a total of $31,050 with original issuance discount of $4,050. The Noteholders have the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0005 per share. The notes are due one year from the execution and funding of the notes.

During the fourth quarter of 2024, we issued convertible promissory notes to the unrelated third parties for a total of $63,250 with original issuance discount of $8,250. The Noteholders have the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0005 per share. The notes are due one year from the execution and funding of the notes.

In January 2025, we issued a convertible promissory note to an unrelated third party for $345,639 with original issuance discount of $45,083. The noteholder has the option to convert the outstanding principal into shares of Common Stock at a conversion price of $0.0005 per share. In connection with the issuance of the notes, we paid 10% of the proceeds to a third party, which has been recorded as a debt discount. Both the original issue discount and the issuance-related costs are being amortized over the term of the note.

Between February and June 2025, we issued two convertible promissory notes to an unrelated third party for a total commitment of up to $855,000, to be funded in tranches. As of the date of the audit report, an aggregate of $592,500 has been funded. The notes carry an original issue discount of 15%, applied at the time of funding for each tranche. Each tranche matures one year from its respective execution and funding date. The noteholder has the option to convert the outstanding principal into shares of Common Stock at a conversion price of $0.0005 per share. If any tranches are missed or delayed by more than 10 business days, the fixed conversion price will be adjusted to $0.0008 per share for any missed tranche as a penalty. In connection with the issuance of the notes, we paid 10% of the proceeds to a third party, which has been recorded as a debt discount. Both the original issue discount and the issuance-related costs are being amortized over the term of each tranche.

During April 2025, we issued convertible promissory notes to unrelated third parties for a total of $40,250 with original issuance discount of $5,250. The Noteholders have the right to convert the notes into shares of Common Stock at a fixed conversion price of $0.0007 per share. The notes are due one year from the execution and funding of the notes.

Common Stock Issued for Debt Modification and Penalty

During February 2024, we issued 35,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $183,619 amended in February 2022. The shares were valued at a fair value of $3,500.

Common Stock Issued for Conversion of Convertible Debt

Pursuant to the Note agreement in the amount up to $1,000,000 signed in February 2019, As of December 31, 2022, the remaining balance of $17,917 is due September 2023. In August 2023, the Noteholder received 25,000,000 shares of our restricted common stock in satisfaction of the $12,500 of the Note with a fair value of $2,500 (Note 6).

Settlement of Convertible Debt

During the third quarter of 2023, the Company settled convertible promissory notes of $11,500, which had a conversion price of $0.002, The Company completed repayment in the fourth quarter of 2023, with $13,000 in cash repayments, recognizing a $1,500 loss on settlement of debt in the consolidated statements of operations.

During the fourth quarter of 2023, the Company settled convertible promissory notes of $5,750, which had a conversion price of $0.0008. The Company completed repayment in the fourth quarter of 2023, with $5,750 in cash repayments.

During second quarter of 2024, the Company settled convertible promissory notes of $52,500, which had a conversion price of $0.002. The Company completed repayment in the second quarter of 2025, with $60,000 in cash repayments, recognizing a $7,500 loss on settlement of debt in the consolidated statements of operations.

During third quarter of 2024, the Company settled convertible promissory notes of $11,500, which had a conversion price of $0.0006. The Company completed repayment in the first quarter of 2025, with $11,500 in cash repayments.

Restatement of Convertible Promissory Notes

During the first quarter of 2023, the convertible promissory notes for a total of $103,788 were amended to add additional original issuance discount for a total of $15,568 scheduled to expire in January 2024.

During the second quarter of 2023, the convertible promissory notes for a total of $6,613 were amended to add additional original issuance discount for a total of $992 scheduled to expire in May 2024.

During the third quarter of 2023, the convertible promissory notes for a total of $86,624 were amended to add additional original issuance discount for a total of $12,994 scheduled to expire in July 2024.

During the first quarter of 2024, the convertible promissory notes for a total of $53,231 were amended to add additional original issuance discount for a total of $7,985 scheduled to mature in January 2025.

Promissory Notes

In February 2023, we issued a promissory note in the amount of $25,000 to an unrelated third party. The proceeds from this loan were used to fully repay the prior loan initiated in December 2022. The February 2023 loan was scheduled to be repaid through monthly installments over 12 months but was fully repaid ahead of schedule in July 2023. In July 2023, we issued a new promissory note for $32,000, which was fully repaid in August 2023. Subsequently, in August 2023, we issued another promissory note for $34,000, which was fully repaid in September 2024. The loans bore interest at an average annual rate of approximately 7%. Total interest expense related to these loans was $2,521 in 2023 and $1,808 in 2024.

In June 2023, the Company entered into a Purchase and Sale of Future Receipts Agreement with an unrelated third party. Pursuant to the agreement, the buyer purchased $135,850 of the Company’s future receivables for total proceeds of $95,000. Under the terms of the agreement, the Company authorized the buyer to debit amounts directly from its bank account at a specified remittance frequency until the total purchased amount of $135,850 was fully collected. In connection with the transaction, the Company recorded a total debt discount of $44,650, representing loan origination fees and issuance costs, which was amortized over the term of the agreement. The outstanding balance under this agreement was fully repaid in February 2024 in conjunction with the initiation of a subsequent agreement.

In February 2024, the Company entered into a second Purchase and Sale of Future Receipts Agreement with the same third party. Under this agreement, the buyer purchased $104,400 of the Company’s future receivables for total proceeds of $72,000. The Company authorized the buyer to debit its bank account at the specified remittance frequency until the full purchased amount of $104,400 was remitted. In connection with this second transaction, the Company recorded a total debt discount of $34,560 for loan origination fees and issuance costs, which was amortized over the term of the agreement. The outstanding balance under this agreement was fully repaid in October 2024.

In October 2024, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $99,400 of the Company’s future receivables in exchange for total proceeds of $70,000. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $99,400 was collected. In connection with this transaction, the Company recorded a total debt discount of $30,850 related to loan origination fees and issuance costs, which is being amortized over the term of the agreement.

In November 2024, the Company fully repaid the $199,000 promissory notes that were originally issued in October 2022.

In December 2024, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $68,500 of the Company’s future receivables in exchange for total proceeds of $50,000. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $68,500 was collected. In connection with this transaction, the Company recorded a total debt discount of $19,500 related to loan origination fees and issuance costs, which is being amortized over the term of the agreement.

Settlement of Convertible Notes Receivable

On June 5, 2023, the Company entered into a settlement agreement with StemSation to convert notes receivable totaling $264,000 into shares of StemSation’s common stock at a conversion price of $0.00176 per share. The settlement agreement was approved by the Circuit Court on June 15, 2023. Pursuant to the settlement, the Company issued shares in multiple tranches as summarized below:

Date of Conversion Notice	Conversion Amount	Number of Shares Issued	Value of Shares Issued ($/per share) at Issuance
7/12/2023	$33,516	19,043,425	0.00176
8/24/2023	$35,200	20,000,000	0.00176
11/7/2023	$35,200	20,000,000	0.00176

The remaining balance under the settlement agreement is expected to be converted in subsequent periods.

We sold the 49,043,425 shares out of 59,043,425 shares noted in the table above in a series of Stock Purchase Agreements. We have received payment for the first transaction: $33,516 for 19,043,425 shares, which were paid in September 2023. Additionally, we sold 20,000,000 shares to a third party for $35,200 in September 2023, and 10,000,000 shares to a third party for $17,600 in March 2024. As of date of the audit report, we are still owed a total of $52,800 for these two transactions.

During July 2023 through December 2024, we purchased multiple convertible notes from the StemSation for a total of $44,050 with original issuance discount of $4,050. During May 2025, we purchased a convertible note from the StemSation for $28,750, with original issuance discount of $3,750. The notes are convertible into common shares for $0.005 per common share and mature in one year from the funding of the notes. The original issuance discount is amortized over the lives of the notes.

On July 1, 2024, the Company entered into a one-year Research Services Agreement with StemSation, to provide research and development services on certain StemSation technologies. Under the agreement, the Company is entitled to receive $200,000 for services, payable upon execution and as requested. As of the date of the auditor’s report, we have received $50,000 under the agreement. The contract was terminated effective March 31, 2025.

Settlement of Promissory Note Litigation

At December 31, 2022, the Company had a promissory note with a principal balance of $91,156 and accrued interest of $62,795, which was subject to litigation (See Note 6 and Note 13). On May 19, 2025, the Company entered into a settlement agreement with the counterparty, under which the total obligation was resolved for $125,000. The settlement terms include an initial payment of $35,000 made on May 19, 2025, followed by nine monthly payments of $10,000 each. The agreement also provides that, in the event of a payment default not cured within five business days of written notice, the counterparty may seek entry of a consent judgment against the Company in the amount of $400,000, reduced by any amounts already paid under the settlement. The total liability recorded prior to the settlement was $178,522, consisting of $91,156 in principal and $87,370 in accrued interest. The settlement of $125,000 will result in a gain on settlement of $53,526, which will be recognized upon full satisfaction of the payment terms. Payments totaling $30,000 were made during the period from June through August 2025.

Restatements of One Convertible Promissory Note

The convertible promissory notes totaling $200,312, originally restated in August 2022 with a fixed conversion price of $0.002 and maturing in February 2023, were subsequently restated in February 2024. A partial repayment of $5,000 was made in April 2023. As of the February 2024 restatement, the outstanding balance of $195,312, plus a late payment penalty of $29,698, resulted in a total amount due of $224,920. To settle a portion of this obligation, 35,000,000 shares of common stock were issued in satisfaction of $24,920, with the remaining $200,000 restated as new principal. A 15% OID was applied to the new principal, resulting in a restated principal balance of $230,000. The restated note was due in February 2024 and remained convertible at a fixed price of $0.0008 per share. In February 2025, the note was further restated, with the principal balance of $230,000 subject to an additional 15% OID, while maintaining the same fixed conversion price of $0.0008. The note continues to be secured by a personal guarantee.

