Form 10-Q
period 2023-03-31
NUTRA PHARMA CORP
filed 2025-10-16
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission file numbers 000-32141

NUTRA PHARMA CORP.

(Name of registrant as specified in its charter)

California	91-2021600
(State or Other Jurisdiction of Organization)	(IRS Employer Identification Number)

6400 Park of Commerce Blvd, Suite 1B Boca Raton, FL	33487
(Address of principal executive offices)	(Zip Code)

(954) 509–0911

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of October 16, 2025, there were 7,099,727,214 shares of common stock and 12,000,000 shares of Series B preferred stock issued and outstanding.

2

Nutra Pharma Corp (“Nutra Pharma”) and its wholly owned subsidiary, ReceptoPharm, Inc. (“ReceptoPharm”), are referred to herein as “we”, “our” or “us” (ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Quarterly Report on Form 10–Q for the period ending March 31, 2023, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward–looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward–looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable	21,699	21,664
Inventory, current portion	29,147	23,866
Convertible notes receivable, net of discount	219,296	225,396
Prepaid expenses and other current assets	57,649	62,651
Total current assets	327,791	333,577

Inventory, less current portion	80,570	80,570
Property and equipment, net	74,568	80,012
Operating lease right-of-use assets, net	233,149	251,951
Security deposit	8,803	8,803
Total assets	$724,881	$754,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$805,625	$727,367
Accrued expenses	1,731,258	1,678,027
Accrued payroll due to officers	1,253,693	1,213,693
Deferred revenue – related party	281,417	181,515
Accrued interest to related parties	154,345	149,909
Due to officer	319,279	112,046
Derivative liabilities	638,500	629,579
Other debt, net of discount, current portion	8,039,883	7,930,918
SBA notes payable, current portion	3,747	2,930
Operating lease obligations, current portion	76,987	74,837
Total current liabilities	13,304,734	12,700,821

Notes payable, less current portion	87,196	105,640
Convertible note, less current portion	-	1,820
SBA notes payable, less current portion	146,153	146,970
Operating lease obligations, less current portion	156,810	177,114
Total liabilities	13,694,893	13,132,365

Commitments and Contingencies (Note 12)

Stockholders’ deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized and 12,000,000 Series B Preferred shares authorized, issued and outstanding	12,000	12,000
Common stock, $0.001 par value, 12,000,000,000 shares authorized; 7,039,727,214 shares issued and outstanding	7,039,727	7,039,727
Common stock to be issued	469,678	469,678
Additional paid-in capital	53,653,261	53,653,261
Accumulated deficit	(74,144,678)	(73,552,118)
Total stockholders’ deficit	(12,970,012)	(12,377,452)
Total liabilities and stockholders’ deficit	$724,881	$754,913

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Net sales	$54,522	$13,759
Net sales to a related party	100,502	8,439
Cost of sales	(51,925)	(14,406)
Gross profit	103,099	7,792

Operating expenses:
Selling, general and administrative - including stock based compensation of $0 and $10,250, respectively	396,320	316,216
Bad debt expense - related party	105,465	-
Total operating expenses	501,785	316,216
Loss from operations	(398,686)	(308,424)

Other income (expenses)
Other income	900	6,505
Interest expense	(138,117)	(189,142)
Interest expense to related parties	(4,436)	(4,279)
Change in fair value of convertible notes and derivatives	(51,871)	5,546,361
Loss on settlement of debt	(350)	(37,559)
Total other (expenses) income	(193,874)	5,321,886
(Loss) income before income taxes	(592,560)	5,013,462
Provision for income taxes	-	-
Net (loss) income	$(592,560)	$5,013,462

Net (loss) income per share - basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding during the period - basic	7,597,102,214	7,349,511,658

Weighted average number of shares outstanding during the period - diluted	7,597,102,214	14,495,098,095

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months ended March 31, 2023 and 2022

(Unaudited)

	Preferred Stock								Additional		Total
	Series A		Series B		Common Stock		C.S to be issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2022	-	$-	12,000,000	$12,000	7,039,727,214	$7,039,727	557,375,000	$469,678	$53,653,261	$(73,552,118)	$(12,377,452)

Net loss	-	-	-	-	-	-	-	-	-	(592,560)	(592,560)
Balance -March 31, 2023	-	$-	12,000,000	$12,000	7,039,727,214	$7,039,727	557,375,000	$469,678	$53,653,261	$(74,144,678)	$(12,970,012)

	Preferred Stock								Additional		Total
	Series A		Series B		Common Stock		C.S to be issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2021	-	$-	12,000,000	$12,000	6,774,360,964	$6,774,361	556,625,000	$469,103	$53,595,875	$(81,728,989)	$(20,877,650)

Common stock issued for conversion of debt	-	-	-	-	12,000,000	12,000	-	-	24,000	-	36,000
Common stock issued for settlement of debt	-	-	-	-	20,866,250	20,866	-	-	33,386	-	54,252
Net income	-	-	-	-	-	-	-	-	-	5,013,462	5,013,462
Balance -March 31, 2022	-	$-	12,000,000	$12,000	6,807,227,214	$6,807,227	$556,625,000	$469,103	$53,653,261	$(76,715,527)	$(15,773,936)

See the accompanying notes to the unaudited condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net (loss) income	$(592,560)	$5,013,462
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Bad debt expense - related party	105,465	-
Loss on settlement of debt and accrued expense	350	37,559
Depreciation	5,444	5,292
Stock-based compensation	-	10,250
Amortization of convertible notes receivable discount	(900)	(6,505)
Change in fair value of convertible notes and derivatives	51,871	(5,546,361)
Amortization of loan discount	63,290	133,610
Amortization of operating lease right-of-use assets	18,802	18,823
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(35)	(1,002)
Increase in inventory	(5,281)	(32,155)
Increase in other receivable	(3,000)	-
Increase in prepaid expenses and other current assets	5,002	(12,500)
Decrease in accounts payable	78,258	64,285
Increase in accrued expenses	53,231	35,293
Increase in accrued payroll due to officers	40,000	40,000
Increase in deferred revenue – related party	99,902	-
Increase (decrease) in accrued interest to related parties	5,540	556
Decrease in operating lease obligations	(18,154)	(18,841)
Net cash used in operating activities	(92,775)	(258,234)

Cash flows from investing activities:
Convertible notes receivable advances	-	(4,000)
Convertible notes receivable repayments	10,000	-
Acquisition of equipment	-	(57,993)
Net cash provided by (used) in investing activities:	10,000	(61,993)

Cash flows from financing activities:
Loans from officer	153,164	12,157
Repayment of officer loans	(52,500)	(72,600)
Proceeds from convertible notes	25,000	150,000
Repayment of convertible notes	(15,140)	(22,343)
Advances from other notes payable	25,000	194,025
Repayments of other notes payable	(52,749)	(24,983)
Net cash provided by financing activities	82,775	236,256

Net change in cash	-	(83,971)

Cash - beginning of period	-	90,910

Cash - end of period	$-	$6,939

Supplemental Cash Flow Information:
Cash paid for interest	$24,655	$25,576
Cash paid for income taxes	$-	$-

Non Cash Financing and Investing:
Common stock issued in settlement of notes	$-	$54,252
Common stock issued for conversion of debt	$-	$36,000
Warrants issued with Debt—Debt discount	$-	$50,000
Reclassification of rental receivable to convertible notes receivable	$3,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

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

Basis of Presentation and Consolidation

The Unaudited Condensed Consolidated Financial Statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year. Therefore, the interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K from which the accompanying condensed consolidated balance sheet dated December 31, 2022 was derived.

The accompanying Unaudited Condensed Consolidated Financial Statements include the results of Nutra Pharma and its wholly-owned subsidiaries Designer Diagnostics Inc. and ReceptoPharm (collectively “the Company”, “us”, “we” or “our”). The Company operates as one reportable segment. Designer Diagnostics Inc. has been inactive since June 2011. All intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Going Concern

Our Unaudited Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring, significant losses from operations, and have an accumulated deficit of $74,144,678 at March 31, 2023. In addition, the Company has a significant amount of indebtedness in default, a working capital deficit of $12,976,943 and a stockholders’ deficit of $12,970,012 at March 31, 2023.

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

The Company does not have sufficient cash to sustain our operations for a period of twelve months from the issuance date of this report and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, the Company continues to rely principally on debt and equity funding; however, proceeds from such funding have not been sufficient to execute our business plan. The Company’s common stock is presently on the OTC Market Group’s Expert Market, which means that the Company’s common stock is not eligible for proprietary broker-deal quotes. As this limits our ability to raise capital, our plan is to attempt to secure adequate funding through notes payable until sales of our pain products are adequate to fund our operations. The Company cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

The accompanying Unaudited Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Use of Estimates

The accompanying Unaudited Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Significant estimates include our ability to continue as going concern, the recoverability of inventories and long-lived assets, the recoverability of amounts due from officer, the valuation of stock-based compensation and certain debt and derivative liabilities, recognition of loss contingencies and deferred tax valuation allowances. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which would be recorded in the period in which they become known.

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

Our revenues are primarily derived from customer orders for the purchase of our products. The Company recognizes revenues as performance obligations are fulfilled upon shipment of products. The Company records revenues net of promotions and discounts. For certain product sales to a distributor, we record revenue including a portion of the cash proceeds that is remitted back to the distributor.

Deferred revenue represents cash received from customers in advance of performance under the contract. Such amounts are recognized as revenue when the related performance obligations are satisfied, which typically occurs upon shipment of the products. All deferred revenue as of the balance sheet date is from related parties.

Accounting for Shipping and Handling Costs

The Company accounts for shipping and handling as fulfilment activities and record amounts billed to customers as revenue and the related shipping and handling costs as cost of sales.

Accounts Receivable and Allowance for Doubtful Accounts

The Company grants credit without collateral to our customers based on our evaluation of a particular customer’s credit worthiness. Accounts receivable are due 30 days after the issuance of the invoice. In addition, allowances for doubtful accounts are maintained for potential credit losses based on the age of the accounts receivable and the results of periodic credit evaluations of our customers’ financial condition. Accounts receivable are written off after collection efforts have been deemed to be unsuccessful. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts, while subsequent recoveries are netted against the provision for doubtful accounts expense. The Company generally does not charge interest on accounts receivable. The Company uses third party payment processors and are required to maintain reserve balances, which are included in accounts receivable.

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. No allowance for doubtful account is deemed to be required at March 31, 2023 and December 31, 2022.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company classifies inventory as short-term or long-term inventory based on timing of when it is expected to be utilized. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of goods sold. The Company performed an evaluation of our inventory and related accounts at March 31, 2023 and December 31, 2022, and increased the reserve on supplier advances for future venom purchases included in prepaid expenses and other current assets by $0 and $26,410, respectively. At both March 31, 2023 and December 31, 2022, the total valuation allowance for prepaid venom was $320,572.

Financial Instruments

Our financial instruments include cash, accounts receivable, accounts payable, accrued expenses, loans payable, due to officers and derivative financial instruments. Other than certain warrant and convertible instruments (derivative financial instruments) and liabilities to related parties (for which it was impracticable to estimate fair value due to uncertainty as to when they will be satisfied and a lack of similar type transactions in the marketplace), the Company believes the carrying values of our financial instruments approximate their fair values because they are short term in nature or payable on demand. Our derivative financial instruments are carried at a measured fair value.

Concentration of Credit Risk

Balances in various cash accounts may at times exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not hold or issue financial instruments for trading purposes. In addition, for the three months ended March 31, 2023, one customer, a related party, accounted for 65% of the total revenues. For the three months ended March 31, 2022, one customer, a related party, accounted for 38% of the total revenues. As of March 31, 2023 and December 31, 2022, 100% of the accounts receivable balance are reserves due from one payment processor.

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

The Fair Value Measurement Option

We have elected the fair value measurement option for convertible debt with embedded derivatives that require bifurcation, and record the entire hybrid financing instrument at fair value under the guidance of ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). The Company reports interest expense, including accrued interest, related to this convertible debt under the fair value option, within the change in fair value of convertible notes and derivatives in the accompanying condensed consolidated statements of operations.

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

Income Taxes

The Company recorded no income tax expense for the three months ended March 31, 2023 and 2022 because the estimated annual effective tax rate was zero. The Company applies the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, as well as for net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of March 31, 2023, the Company continues to maintain a full valuation allowance against its net deferred tax assets due to a history of operating losses and the uncertainty regarding the Company’s ability to generate sufficient future taxable income to realize such assets.

Reclassification

Certain amounts in the condensed consolidated statement of changes in stockholders’ deficit have been reclassified to conform to the current period presentation.

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

	Three Months Ended
	March 31,
	2023	2022
Basic and diluted numerator:

Net income (loss) - basic	$(592,560)	$5,013,462

Effect of dilutive securities:
Change in fair value of convertible notes	-	(1,419,982)
Interest on convertible debt	-	83,010
Net income (loss) - diluted	$(592,560)	$3,676,490

Basic and diluted denominator:

Weighted-average common shares outstanding - basic	7,597,102,214	7,349,511,658

Effect of dilutive securities:
Convertible debt	-	6,616,740,008
Options and warrants	-	528,846,429
Weighted-average common shares outstanding - diluted (1)	7,597,102,214	14,495,098,095

Net income (loss) per share - basic and diluted	$(0.00)	$0.00

(1)	Includes potential common shares that are in excess of authorized shares.

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because (1) for the three months ended March 31, 2023, the effect of including these potential shares was antidilutive due to a net loss and (2): for the three months ended March 31, 2022, the exercise prices of the options and warrants were greater than the average market price of the common shares

	March 31, 2023	March 31, 2022
Options and warrants	82,142,857	-
Convertible notes payable at fair value	17,721,357,565	-
Convertible notes payable	6,362,940,419	-
Total	24,166,440,841	-

Recent Adopted Accounting Pronouncements

As of January 1, 2022, the Company adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies and clarifies certain calculation and presentation matters related to convertible and equity and debt instruments. Specifically, ASU-2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. ASU 2020-06 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The adoption did not have a material effect on the accompanying consolidated financial statements.

Recent Accounting Pronouncements

Adopted Pronouncements

As of January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016- 13”), which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. The Company is required to estimate an allowance for expected credit losses on trade receivables that are either current or not yet due under ASU 2016-13. The adoption did not have a material effect on the accompanying condensed consolidated financial statements.

Not Yet Effective Pronouncements

The Company has evaluated the impact of the following recently issued accounting standards, which have not yet been adopted as of March 31, 2023:

ASU No. 2023-03, Codification Improvements to Segment Reporting (Topic 280) (“ASU 2023-03”), which provides clarifications and improvements to the existing segment reporting requirements, including updates related to the aggregation criteria, reconciliation of segment measures to financial statements, and disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The adoption did not have a material effect on the accompanying condensed consolidated financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at March 31, 2023 and December 31, 2022:

	Fair Value Measurements at March 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$2,206	$-	$-	$2,206
Derivative liabilities	$636,294	$-	$636,294	$-
Convertible notes at fair value	$1,772,137	$-	$-	$1,772,137

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$6,072	$-	$-	$6,072
Derivative liabilities	$623,507	$-	$623,507	$-
Convertible notes at fair value	$1,729,183	$-	$-	$1,729,183

The following table shows the changes in fair value measurements for the warrant liability using significant unobservable inputs (Level 3) during the three months ended March 31, 2023 and the year ended December 31, 2022:

Description	March 31, 2023	December 31, 2022
Beginning balance	$6,072	$710,585
Purchases, issuances, and settlements	-	324,379
Total gain included in earnings (1)	(3,866)	(1,028,892)
Ending balance	$2,206	$6,072

(1)	The gain related to the revaluation of our warrant liability is included in “Change in fair value of convertible notes and derivatives” in the accompanying unaudited condensed consolidated statements of operations.

We valued our warrants using a Dilution-Adjusted Black-Scholes Model. Assumptions used include (1) 4.76% to 4.85% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 580%-620%, (4) zero expected dividends, (5) exercise price set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

We valued derivative liabilities using the number of potential convertible shares for warrants in equity and convertible notes with fixed conversion price that are recorded at amortized cost times the closing stock price of our restricted common stock at March 31, 2023 and December 31, 2022. These derivative liabilities are recorded due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit and the equity environment is tainted, and therefore all convertible debt and options and warrants should be accounted for as liabilities.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at March 31, 2023 and December 31, 2022:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
March 31, 2023	$681,446	8%-10%	19%-24%	N/A	$0.00005-$0.00006	50%-60%	3 to 25 Days
December 31, 2022	$681,446	8%-10%	19%-24%	N/A	$0.00005-$0.00006	50%-60%	3 to 25 Days

Using the stated assumptions summarized in the table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2023 and the year ended December 31, 2022:

Description	March 31, 2023	December 31, 2022
Beginning balance	$1,729,183	$2,855,709
Loss (gain) from change in fair value (1)	42,954	(1,015,526)
Repayments in cash	-	(75,000)
Conversion to common stock	-	(36,000)
Ending balance	$1,772,137	$1,729,183

(1)	The losses (gains) related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying unaudited condensed consolidated statement of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At March 31, 2023 and December 31, 2022, inventories were as follows:

	March 31, 2023	December 31, 2022
Raw Materials	$100,570	$100,570
Finished Goods	9,147	3,866
Total Inventories	109,717	104,436
Less: Long-term inventory	(80,570)	(80,570)
Current portion	$29,147	$23,866

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Computer equipment	$-	$25,120
Furniture and fixtures	20,805	34,757
Lab equipment	108,845	162,557
Telephone equipment	-	12,421
Office equipment – other	-	16,856
Leasehold improvements	-	73,168
Total	129,650	324,879
Less: Accumulated depreciation	(55,082)	(244,867)
Property and equipment, net	$74,568	$80,012

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At March 31, 2023, we believe the carrying values of our long-lived assets are recoverable. During the three month period ended March 31, 2023, the Company wrote off $195,229 in fully depreciated assets. Depreciation expense for the three-months ended March 31, 2023 and 2022 was $5,444 and $5,292, respectively.

5. DUE TO/FROM OFFICER

At March 31, 2023, the net balance due to Rik Deitsch, the Company’s former CEO, and the companies majority owned and controlled by him (collectively referred to as “Due to Officer”) in the aggregate is $319,279, which net balance is unsecured and accruing interest at 4%. During the three months ended March 31, 2023, in the aggregate, we repaid $52,500 and were advanced $153,164 on this balance. Additionally, accrued interest on the outstanding balance was $5,743 and is included in the due to officer account. The Company had fully reserved receivables from companies owned by him. The reserve was $177,261 as of March 31, 2023. The bad debt expense of $105,465 was recorded for the three months ended March 31, 2023.

At December 31, 2022, the net balance due to Rik Deitsch, and the companies majority owned and controlled by him (collectively referred to as “Due to Officer”) in the aggregate is $112,046, which net balance is unsecured and accruing interest at 4%. During the year ended December 31, 2022, in the aggregate, we repaid $267,500 and were advanced $103,385 on this balance. Additionally, accrued interest on the outstanding balance was $4,639 and is included in the due to officer account. The Company had fully reserved receivables from companies owned by him. The reserve was $71,796 as of December 31, 2022. The bad debt expense of $71,796 was recorded for the year ended December 31, 2022.

6. DEBTS

Debts consist of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Notes payable – Unrelated third parties (Net of discount of $0 and $6,146, respectively) (1)	$1,307,904	$1,329,509
Convertible notes payable – Unrelated third parties (Net of discount of $37,539 and $75,365, respectively) (2)	4,822,038	4,754,686
Convertible notes payable, at fair value (3)	1,772,137	1,729,183
Other advances from an unrelated third party (4)	225,000	225,000
SBA notes payable (5)	149,900	149,900
Ending balances	8,276,979	8,188,278
Less: Long-term portion-Notes payable-Unrelated third parties	(87,196)	(105,640
Less: Long-term portion-Convertible Notes payable-Unrelated third parties	-	(1,820)
Less: Long-term portion- SBA notes payable	(146,153)	(146,970)
Current portion	$8,043,630	$7,933,848

(1)	At March 31, 2023 and December 31, 2022, the balance of $1,307,904 and $1,329,509 net of discount of $0 and $6,146, respectively, consisted of the following loans:

●	In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The Notes carry interest at 12% annually and were originally due on the date that was six-months from the execution and funding of the note. The notes were convertible into shares of Company’s common stock at a conversion price of $0.008 per share. At March 31, 2023 and December 31, 2022, we owed principal balance of $91,156, and accrued interest of $65,492 and $62,795, respectively. The remaining principal balance of $91,156 and accrued interest of $65,492 are subject to litigation and a settlement was reached in May 2025 (See Note 12 and Note 14).

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. We signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011 (this includes a $25,000 penalty for non-payment). We repaid $25,000 during the three months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013, the debt of $281,772 reverted back to LPR and remains outstanding at March 31, 2023 and December 31, 2022.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge. The debt of $55,410 reverted back to University Centre West Ltd. and is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At March 31, 2023 and December 31, 2022, the accrued interest is $7,047 and $6,797, respectively.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At March 31, 2023 and December 31, 2022, the outstanding principal balance is $50,000 and accrued interest is $89,500 and $86,500, respectively.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At March 31, 2023 and December 31, 2022, the outstanding principal balance is $50,000 and accrued interest is $82,700 and $79,700, respectively.

●	A promissory note originally issued to an unrelated third party in August 2016 was restated in September 2019 in the amount of $333,543 bearing monthly interest at a rate of 2.0% and was due September 2020. The Note is in default and negotiation of settlement. At March 31, 2023 and December 31, 2022, the principal balance is $333,543, and the accrued interest is $288,848 and $268,835, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In March 2018, $15,000 of the principal balance of the note was assigned to an unrelated third party and is in negotiation of settlement. In January 2019, the remaining principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(3)). At March 31, 2023 and December 31, 2022, the principal balance outstanding is $15,000, and the accrued interest is $1,371.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At March 31, 2023 and December 31, 2022, the accrued interest is $79,000 and $76,000, respectively.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At March 31, 2023 and December 31, 2022, the accrued interest is $7,330 and $7,018, respectively.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively, with the monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. The Company repaid an aggregate of $136,527 over the four years from 2018 through 2021, respectively. The portion of settlement of $130,401 was repaid in full as of March 31, 2021. At March 31, 2023 and December 31, 2022, the outstanding principal balance is $33,874, and is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At March 31, 2023 and December 31, 2022, the principal balance of the note is $50,000.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. During March 2020, $50,000 of the Note was settled for 125,000,000 shares with a fair value of $87,500. We recorded a loss on settlement in other expense for $37,500 in March 2020. An additional 36,000,000 shares were issued to satisfy the default provision of the original note and 10,000,000 shares were issued along with the restatement. The total fair value of issued stock was $32,200. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. We repaid a total of $15,000 during the first and fourth quarters of 2022. At March 31, 2023 and December 31, 2022, the principal balance of the loan is $69,000, and is in default and negotiation of further settlement.

●

In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note is in default and in negotiation of settlement. The note was due in six months from the execution and funding of the note. At March 31, 2023 and December 31, 2022, the principal balance of the note is $18,000 and the accrued interest is $2,000. The accrued interest represents a one-time amount and no further interest is accruing on the note.

●

In June 2022, the Company entered a Purchase and Sale of Future Receipts Agreement with a non-related party. This third party purchased $87,000 of the merchant sales for $60,000. In exchange for the purchased amount, the Company agreed to authorize the buyer to debit the amount from the Company’s bank account according to the remittance frequency, until the buyer has received the purchase amount of $87,000. The Company has recorded a total debt discount of $29,685 for the loan origination fees and loan issuance cost. The total debt discount was amortized over the term of the loan. Amortization for the debt discount for the year ended December 31, 2022 was $24,739. During the three months ended March 31, 2023, the remaining debt discount of $4,946 was fully amortized. We repaid $72,500 during the year ended December 31, 2022 and repaid the remaining $14,500 in full during the three months ended March 31, 2023. At March 31, 2023 and December 31, 2022, the principal balance, net of debt discount of $0 and $4,946, is $0 and $9,554, respectively.

●	In January 2022, the Company received a loan for $199,000 from a non-related party. The loan has been repaid in full in October 2022 along with interest on average 63.76% annum. The Company has recorded loan costs in the amount of $4,975 for the loan origination fees paid at inception date. The total loan cost of $4,975 has been amortized in full during the year ended December 31, 2022. The amortization of loan cost for the three months ended March 31, 2022 is $600.

In October 2022, the Company received a second loan for $199,000. The second loan was repaid in full in November 2024 (see Note 14), together with interest at an average annual rate of approximately 51%. Weekly payments ranged from approximately $2,000 to $3,800; due to our financial hardship, the lender periodically reduced the payment amounts to provide temporary relief. The Company has recorded loan costs in the amount of $2,488 for the second loan’s origination fees paid at inception date. The total loan cost is amortized over the term of the loan. The loan is under personal guarantee by Mr. Deitsch. We repaid $15,100 during the year ended December 31, 2022, and an additional $19,010 during the three months ended March 31, 2023. At March 31, 2023 and December 31, 2022, the principal balance, net of debt discount of $0, and $1,200, is $164,884 and $182,700, respectively. The amortization of loan cost for three months ended March 31, 2023 is $1,200.

●	In December 2022, a promissory note of $17,000 was issued to an unrelated third party, scheduled to be repaid through monthly payments of $1,518 with interest at an average annual rate of 12.99%. In February 2023, a $25,000 promissory note was issued to the same party and the proceeds were used to fully repay the December 2022 loan. The February 2023 loan, originally scheduled for repayment in monthly installments over 12 months, was fully repaid ahead of schedule in July 2023. Total interest expense was $282 and $0 for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, the principal balance of the loan is $22,767 and $17,000, respectively.

(2)	At March 31, 2023 and December 31, 2022, the balance of $4,822,038 and $4,754,686 net of discount of $37,539 and $75,365, respectively, consisted of the following convertible loans:

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000 and a conversion option at $0.001 per share. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At March 31, 2023 and December 31, 2022, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to 14 unrelated third parties for a total of $525,150 with original issue discount of $44,150. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. During May 2019, we restated two convertible notes payable with additional original issuance discount of $6,400. The two restated notes were due in August 2020 and are in default. At March 31, 2023 and December 31, 2022, the outstanding principal balance of the notes issued in 2018 was $509,550.

●

During February 2019, the Company issued convertible notes payable totalling $55,000 with an original issuance discount of $5,000. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.0005 per share. In August and October 2020, the notes were amended to include additional original issuance discounts of $9,200 and were accompanied by the issuance of warrants. All warrants associated with these notes expired during 2022. As of March 31, 2023, there are no outstanding warrants related to these notes (See Note 8).

●	During November 2019, we issued a convertible promissory note to an unrelated third party for $137,500 with original issuance discount of $12,500. The note was due nine months from the execution and funding of the notes. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price of $0.000275. The Note was in default and negotiation of settlement.

At March 31, 2023 and December 31, 2022, the outstanding principal balance of the notes issued in 2019 was $201,700.

●	During the year ended December 31, 2020, the Company issued convertible notes payable of $555,600 with an original issuance discount of $53,600. The notes are convertible into shares of the Company’s common stock at a conversion price ranging from $0.0002 to $0.0008 per share. In May 2022, $16,500 of the notes issued in November 2020 were settled through the issuance of common stock. At March 31, 2023 and December 31, 2022, the outstanding principal balance of the notes issued in 2020 was $539,100. In addition, in connection with the issuance of two of the above mentioned convertible notes of $57,500 with original issuance discount of $7,500 due in one year, the Company granted 71,875,000 warrants at an exercise price of $0.002 per share that expired in August 2022. (See Note 8). The notes are currently in default and under negotiation for settlement.

●	During 2021, we issued convertible promissory notes to unrelated third parties totaling $2,480,043 with original issuance discounts of $323,484. The Noteholders have the right to convert the note into shares of Common Stock at a conversion price ranging from $0.0003 to $0.002 per share. The notes were due one year from the execution and funding of the notes.

During December 2021, in connection with the issuance of three of the above mentioned convertible notes of $172,500 with original issuance discount of $22,500 due in one year, the Company granted the additional warrants that expired in December 2022 (See Note 8).

●	During March 2021, the remaining balance of the promissory note of $30,000 originally issued in September 2018 was sold to an unrelated third party in the form of a convertible note at a fixed conversion price of $0.01 per share. The new note carries interest at 12% with scheduled monthly payments of $1,000 beginning in April 2021 through March 2024. Repayments of $9,807 and $7,323 have been made during 2022 and 2021, respectively. Repayments of $2,640 have been made during the first quarter of 2023. The principal balance as of March 31, 2023 and December 31, 2022 is $10,230 and $12,870, respectively. The interest expense for the three months ended March 31, 2023 and 2022 is $360 and $657, respectively.

●	During August 2021, the promissory note of $166,926 was restated in the form of a convertible note at a fixed conversion price of $0.002 per share. The restated balance is $183,619 with an original issuance discount of $16,693 and was due February 2022. During February 2022, we issued 20,866,250 shares of common stock to satisfy the principal balance of $16,693. The remaining balance of $166,926 was further restated into a convertible note with a fixed conversion price of $0.002 per share, maturing in August 2022. In August 2022, the balance of $166,926 was further restated with an original issuance discount of $16,693 in the form of a convertible note at a fixed conversion price of $0.002 per share due February 2023, provided that our agreement to repay $16,693 in cash by October 2022. However, we failed to meet this repayment obligation. As a result, the new convertible note amounts to a total of $200,312 (including $166,926, $16,693, and an original issuance discount of $16,693) with a fixed conversion price of $0.002 per share, due February 2023. A late payment penalty of $18,685 was accrued as of March 31, 2023. In February 2024, the balance of $200,312 and the related penalty were restated (see Note 14).

●	During 2022, we issued convertible promissory notes to unrelated third parties totaling $874,000 with original issuance discounts of $114,000. The noteholders have the right to convert the notes into shares of common stock at conversion prices ranging from $0.0005 to $0.0008 per share, and the notes are due one year from their respective execution and funding dates.

During January and May 2022, in connection with the issuance of one of the above mentioned convertible notes of $115,000 with original issuance discount of $15,000 due in one year, the Company granted the 164,285,714 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The debt discounts associated with the warrants and OID for $100,000 and $15,000, respectively, are amortized over the life of the notes. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the warrants issued with debt are treated as derivative liabilities requiring fair value adjustment at each reporting date. The warrants were valued at their fair value of $2,206 and $6,072 using the Black-Scholes method on March 31, 2023 and December 31, 2022, respectively (See Note 8).

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

In November 2022, the Company settled a convertible note payable of $11,500, originally issued in April 2021, with a cash payment of $12,363. The settlement resulted in a loss on settlement of debt of $863.

During the first quarter of 2023, the convertible promissory notes for a total of $103,788 were amended to add additional original issuance discount for a total of $15,568 scheduled to expire in January 2024.

During the first quarter of 2023, we issued a convertible promissory note to an unrelated third party for a total of $28,750 with original issuance discount of $3,750. The Noteholder has the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0006 per share. The note is due one year from the execution and funding of the note.

In March 2023, the Company repaid $5,000 of its outstanding convertible promissory notes of $52,500 originated in September 2021.

In February 2023, the Company settled a $1,150 convertible note originated in January 2021 with a cash payment of $1,500, resulting in a $350 loss on settlement for the three months ended March 31, 2023.

At the date of this report, $4,649,035 of the above-mentioned convertible notes payable are in default and in negotiation of settlement.

The total discount amortization on all notes for the three months ended March 31, 2023 and 2022 is $57,144 and $133,010, respectively. At March 31, 2023, the principal balance of the notes, net of discount of $37,539 is $4,822,038. At December 31, 2022, the principal balance of the notes, net of discount of $75,365 is $4,754,686.

(3)	At March 31, 2023 and December 31, 2022, the balance of $1,772,137 and $1,729,183, respectively, consisted of the following convertible loans:

●	The balance of $20,000 of a Convertible Note originated in March 2016 is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. We have accrued interest at a default interest rate of 20% after the note’s maturity date. At March 31, 2023 and December 31, 2022, the convertible notes payable with principal balance of $20,000 plus accrued interest of $26,239 and $25,239, at fair value, were recorded at $84,071 and $82,249, respectively.

●	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note was due on May 4, 2018. The Note holder has the right to convert the note into shares of Common Stock at sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. We have accrued interest at a default interest rate of 19% after the note’s maturity date. After prior conversions, at March 31, 2023 and December 31, 2022, the remaining principal of $12,629 plus accrued interest of $17,991 and $17,359, respectively, at fair value, was recorded at $51,035 and $49,981, respectively. The remaining principal balance of the Note is in default.

●	During October 2020, we issued a Convertible Debenture in the amount of $250,000 to an unrelated third party. The note was due in October 2021. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. Upon default, we increased the outstanding principal by 10% and began accruing interest at the default rate of 24% from the note’s maturity date. At March 31, 2023 and December 31, 2022, the convertible note payable with principal balance of $275,000 plus accrued interest of $114,932 and $98,658, respectively, at fair value, were recorded at $779,863 and $747,316.

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party, and during August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. Both notes carry interest at 8% and were due one year from issuance, unless previously converted into shares of restricted common stock. Following maturity, we accrued interest at the default rate of 24%. The noteholders have the right to convert the notes into shares of common stock at fifty-five percent of the average of the three lowest trading prices of our restricted common stock for the fifteen trading days including the date of receipt of the conversion notice. At March 31, 2023 and December 31, 2022, the combined convertible notes payable plus accrued interest of $67,243 and $63,102, respectively, were recorded at fair value of $249,534 and $242,003.

●	During January 2019, we issued a convertible denture in the amount of $75,900 to an unrelated third party. The note was due in one year from the restatement date of the note. During November 2020, the Note holder assigned $20,000 of the $75,900 convertible note in January 2019 to a third party. The Noteholder has the right to convert the note into shares of Common Stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion.

At March 31, 2023 and December 31, 2022, the convertible note payable of $55,900, at fair value, was recorded at $111,800. The note was due January 2020. The Note is in default and negotiation of settlement.

●	During February 2019, we issued a convertible promissory note to an unrelated third party in the amount up to $1,000,000, with funds disbursed in multiple payments. Each portion of the note is due two years from its respective execution and funding date. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. During 2019 and 2020, amounts totaling $372,374 and $20,199, respectively, were funded under the note. Additionally, $132,000 was funded, and $40,480 was repaid during the year ended December 31, 2021. In connection with issuance of the convertible note, the Noteholder agreed to eliminate two outstanding Notes of $27,000 and the accrued interest of $11,412 that were held by the Noteholder’s defunct entities. In connection with the issuance of the convertible note payable tranches during the year ended December 31, 2021, we recognized a day-one derivative loss of $2,042,612, which was recorded within change in fair value of convertible notes and derivatives in the consolidated statements of operations. Through December 31, 2020, the Note holder converted a total of 1,250,000,000 shares of common stock in full satisfaction of $275,000 of principal. During February through June 2021, the Note holder received a total of 240,350,000 shares of our restricted common stock in satisfaction the $120,175 of the Note with a fair value of $2,344,399. During February 2022, the Noteholder received 12,000,000 shares of our restricted common stock in satisfaction the $6,000 of the Note with a fair value of $36,000. (See Note 7). Repayments totaling $65,000 were made in 2022. The remaining balance of $88,917 is due September 2023. At March 31, 2023 and December 31, 2022, the convertible note payable with principal balance of $17,917, at fair value, was recorded at $35,834.

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. During October 2022, repayment of $10,000 was made. At March 31, 2023 and December 31, 2022, the convertible note payable with principal balance of $230,000, at fair value, was recorded at $460,000. The Note is in default and negotiation of settlement.

(4)	At March 31, 2023 and December 31, 2022, the balance of $225,000 consisted of the advances received from a third party during the periods from May 2019 through May 2020 in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold.

(5)	During June 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”) considering the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, in the amount of $731 commenced in February 2023. The balance of principal and interest is payable over a 360-month period from the date of the SBA Loan Agreement. The SBA requires that the Company collateralize the loan to the maximum extent up to the loan amount. If business fixed assets do not “fully secure” the loan the lender may include trading assets (using 10% of current book value for the calculation), and must take available equity in the personal real estate (residential and investment) of the principals as collateral. During the first quarter of 2023, a repayment of $2,193 was made and applied to accrued interest. Interest expense was $1,406 for each of the three-month periods ended March 31, 2023 and 2022. The accrued interest as of March 31, 2023 and December 31, 2022 for the EIDL loans are $13,744 and $14,531, respectively.

At March 31, 2023, the future minimum principal payments for all debts are as follows:

March 31,	Amount
2024	$8,043,630
2025	90,541
2026	3,472
2027	3,605
2028	3,742
Thereafter	131,989
$8,276,979
Less: Long-term portion
SBA notes payable	(146,153)
Notes payable	(87,196)
Current portion	$8,043,630

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

There were no common stock issuance during the three months ended March 31, 2023.

8. STOCK WARRANTS

Common Stock Warrants

During August 2020, convertible promissory notes of $38,500 were amended with additional original issuance discount of $7,550 due February 2021. These notes were further amended on January 1, 2022 to be due in August 2022. During October 2020, a convertible promissory note of $16,500 was amended to add additional OID of $1,650 due October 2022. In connection with the issuance of amended convertible notes, the Company granted the following warrants at an exercise price of $0.001 per share. These warrants expired during 2022.

Month of Issuance	Number of Warrants	Month of Expiration
August, 2020	92,100,000	August, 2022
October, 2020	36,300,000	October, 2022

During November and December, 2020, the Company granted the 71,875,000 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance in connection with the issuance of the two convertible notes of $57,500 with original issuance discount of $7,500 due in one year. These notes were further amended on January 1, 2022 to be mature in August 2022. The related warrants expired during 2022.

During December 2021, in connection with the issuance of three of the convertible notes of $172,500 with original issuance discount of $22,500 due in one year, the Company granted the 246,428,571 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. These warrants expired during 2022.

During January and May 2022, in connection with the issuance of the convertible note of $115,000 with original issuance discount of $15,000 due in one year, the Company granted the 164,285,714 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. As of March 31, 2023, 82,142,857 of these warrants had expired and the remaining 82,142,857 expire in May 2023. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the warrants issued with debt are treated as derivative liabilities requiring fair value adjustment at each reporting date. The warrants were valued at their fair value of $2,206 and $6,072 using the Black-Scholes method on March 31, 2023 and December 31, 2022.

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the year ended December 31, 2022 and the three months ended March 31, 2023:

	Number Of shares	Weighted average exercise price

Balance December 31, 2021	446,703,571	$0.0017
Exercised	-	-
Issued	164,285,714	0.002
Expired	(446,703,571)	0.0017
Balance December 31, 2022	164,285,714	$0.0017
Exercised	-	-
Issued	-	-
Expired	(82,142,857)	0.002
Balance March 31, 2023	82,142,857	$0.002

The following table summarizes information about fixed-price warrants outstanding as of March 31, 2023 and December 31, 2022:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
March 31, 2023	$0.002	91,269,841	0.13 years	$0.0020
December 31, 2022	$0.001-0.002	511,124,941	0.20 years	$0.0017

At March 31, 2023, the aggregate intrinsic value of all warrants outstanding and expected to vest was $0. The intrinsic value of warrant share is the difference between the fair value of our restricted common stock and the exercise price of such warrant share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money warrants had they exercised their warrants on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on $0.0001, the closing stock price of our restricted common stock on March 31, 2023. There were no in-the-money warrants at March 31, 2023.

9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022
Accrued consulting fees	$161,550	$161,550
Accrued settlement expenses (1)	680,235	680,235
Accrued payroll taxes	230,842	227,783
Accrued interest	655,718	605,546
Accrued others	2,913	2,913
Total	$1,731,258	$1,678,027

(1)	On August 28, 2024, the U.S. District Court for the Eastern District of New York entered a final consent judgment against the Company, enjoining it from violating certain provisions of the federal securities laws and ordering disgorgement and civil monetary penalties. The Court entered a final consent judgment in which it was ordered to pay $520,940 in disgorgement and $59,295 in prejudgment interest thereon, as well as $100,000 in civil penalties. As of March 31, 2023 and December 31, 2022, the Company had accrued a total legal settlement amount of $680,235 (See Note 12 and Note 14).

10. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	March 31, 2023	December 31, 2022
Supplier advances for future purchases	$335,572	$320,572
Reserve for supplier advances	(320,572)	(320,572)
Net supplier advances	15,000	-
Prepaid professional fees	42,649	62,651
Total	$57,649	$62,651

We performed an evaluation of our inventory and related accounts at March 31, 2023 and December 31, 2022, and increased the reserve on supplier advances for future venom purchases by $0 and $26,410, respectively. At March 31, 2023 and December 31, 2022, the total valuation allowance for prepaid venom is $320,572.

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

From March to December 2022, we purchased six convertible notes from StemSation totaling $41,196, which included a $3,745 original issuance discount. In March 2023, we purchased another note for $3,300 with a $300 discount. All the notes mature one year after funding. The notes are convertible into common shares at $0.01 per share, except for those issued in December 2022 ($6,600) and March 2023 ($3,300), totaling $9,900, which are convertible at $0.005 per share. The original issuance discount is amortized over the lives of the notes.

Repayments of $101,750 have been received during the third and fourth quarter of 2022. Repayments of $10,000 have been received during the first quarter of 2023. The debt discount as of March 31, 2023 and December 31, 2022 was $0 and $600, respectively. At March 31, 2023 and December 31, 2022, the principal balance of the notes, net of discount is $219,296 and $225,396, respectively.

Amortization for all the convertible notes receivable was $900 and $6,505 recognized as other income in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.

During April through June 2023, we received repayments totaling $2,500, and purchased additional convertible notes totaling $47,204. The principal balance of the notes prior to settlement was $264,000.

On June 5, 2023, the Company entered into a settlement agreement with StemSation to convert the notes receivable balances of $264,000 into shares of StemSation’s common stock at $0.00176 per share. The settlement agreement was approved on June 15, 2023 by the Circuit Court. On June 15, 2023, the Company planned to issue 150,000,000 shares in exchange for $264,000 at $0.00176 per share. A portion of these shares has been issued, with the remaining balance to be converted (See Note 14).

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

	March 31,	December 31,
	2023	2022
Lease cost
Operating lease cost	$23,339	$104,867
Short-term lease cost	-	-
Total lease cost	$23,339	$104,867

Balance sheet information
Operating ROU Assets	$251,951	$537,228
Less accumulated amortization	(18,802)	(285,277)
Operating ROU Assets, net	$233,149	$251,951

Operating lease obligations, current portion	76,987	74,837
Operating lease obligations, non-current portion	156,810	177,114
Total operating lease obligations	$233,797	$251,951

Weighted average remaining lease term (in years) – operating leases	2.75	3
Weighted average discount rate-operating leases	8%	8%

Supplemental cash flow information related to leases were as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$22,691	$88,728

Future minimum payments under these lease agreements are as follows:

December 31,	Total
2023(remaining 9 months)	$69,216
2024	94,847
2025	97,508
Total future lease payments	$261,571
Less imputed interest	(27,774)
Total	$233,797

Consulting Agreements

During July 2015, we signed an agreement with a company to provide consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of March 31, 2023. As of March 31, 2023 and December 31, 2022 we have accrued 142,500 in accrued expenses on the accompanying condensed consolidated balance sheets.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of March 31, 2023 and December 31, 2022, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

During September 2022, the Company renewed its consulting agreement with an external consultant for a three-year term, providing for monthly compensation of $10,000. Consulting expenses of $30,000 were recorded in each of the first quarter of 2023 and 2022 within selling, general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Litigation

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL, however, the mediation was unsuccessful. Defendant also filed affirmative claims against the Plaintiff, its owner Dan Oran and several related entities. On May 19, 2025, the Company entered into a settlement agreement with the counterparty, under which the total obligation was resolved for $125,000. The settlement terms include an initial payment of $35,000 made on May 19, 2025, followed by nine monthly payments of $10,000 each. The agreement also provides that, in the event of a payment default not cured within five business days of written notice, the counterparty may seek entry of a consent judgment against the Company in the amount of $400,000, reduced by any amounts already paid under the settlement. At March 31, 2023 and December 31, 2022, we owed principal balance of $91,156, and accrued interest of $65,492 and $62,795, respectively (See Note 6). The total liability recorded prior to the settlement on May 19, 2025 was $178,526, consisting of $91,156 in principal and $87,370 in accrued interest. The settlement of $125,000 will result in a gain on settlement of $53,526, which will be recognized upon full satisfaction of the payment terms (see Note 14).

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

In July 2024, a final judgment was issued, ordering the defendant to pay $520,940 in disgorgement, $59,295 in prejudgment interest, and a $100,000 civil penalty. As of March 31, 2023 and December 31, 2022, the Company had accrued a total legal settlement amount of $680,235 (See Note 9).

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

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. Between 2021 and April 2022, we repaid an aggregate of $65,000 of accrued interest, consisting of $55,000 in cash and $10,000 in common stock. Accrued and unpaid interest continues to increase. At March 31, 2023 and December 31, 2022, we owed this director accrued interest of $154,345 and $149,909, respectively. The interest expense for the three-months ended March 31, 2023 and 2022 was $4,436 and $4,279, respectively.

As of March 31, 2023 and December 31, 2022, we had the following related party balances:

	March 31,	December 31,
	2023	2022
Deferred revenue to a related party	$281,417	$181,515
Due to officer, net	319,279	112,046
Accrued payroll due to officers	1,253,693	1,213,693
Accrued interest to a related party	154,345	149,909

For the three months ended March 31, 2023 and 2022, we had the following related party transactions:

	March 31, 2023	March 31, 2022
Net sales to a related party	$100,502	$8,439
Bad debt expense (recovery) - related party	105,465	-
Interest expense to a related party	4,436	4,279

14. SUBSEQUENT EVENTS

Convertible Promissory Notes

During the third quarter of 2023, we issued convertible promissory notes to the unrelated third parties for a total of $13,225 with original issuance discount of $1,725. The Noteholders have the right to convert the notes into shares of Common Stock at a fixed conversion price of $0.0006 per share. The notes are due one year from the execution and funding of the notes. The notes are in default and in negotiation of settlement.

During the fourth quarter of 2023, we issued convertible promissory notes to the unrelated third parties for a total of $97,750 with original issuance discount of $12,750. The Noteholders have the right to convert the notes into shares of Common Stock at a fixed conversion price of $0.0006 per share. The notes are due one year from the execution and funding of the notes. The notes are in default and in negotiation of settlement.

During the fourth quarter of 2023, we issued convertible promissory notes to the unrelated third parties for a total of $6,613 with original issuance discount of $863. The Noteholders have the right to convert the notes into shares of Common Stock at a fixed conversion price of $0.0005 per share. The notes are due one year from the execution and funding of the notes. The notes are in default and in negotiation of settlement.

During the first quarter of 2024, we issued convertible promissory notes to the unrelated third parties for a total of $23,000 with original issuance discount of $3,000. The Noteholders have the right to convert the notes into shares of Common Stock at a fixed conversion price of $0.0005 per share. The notes are due one year from the execution and funding of the notes. The notes are in default and in negotiation of settlement.

During the first quarter of 2024, we issued convertible promissory notes to the unrelated third parties for a total of $105,800 with original issuance discount of $13,800. The Noteholders have the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0006 per share. The notes are due one year from the execution and funding of the notes. The notes are in default and in negotiation of settlement.

During the second quarter of 2024, we issued convertible promissory notes to the unrelated third parties for a total of $40,250 with original issuance discount of $5,250. The Noteholders have the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0006 per share. The notes are due one year from the execution and funding of the notes. The notes are in default and in negotiation of settlement.

During the second quarter of 2024, we issued convertible promissory notes to the unrelated third parties for a total of $31,050 with original issuance discount of $4,050. The Noteholders have the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0005 per share. The notes are due one year from the execution and funding of the notes. The notes are in default and in negotiation of settlement.

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

Settlement of Convertible Debt

During the third quarter of 2023, the Company settled convertible promissory notes of $11,500, which had a conversion price of $0.002. The Company completed repayment in the fourth quarter of 2023, with $13,000 in cash repayments, recognizing a $1,500 loss on settlement of debt.

During the fourth quarter of 2023, the Company settled convertible promissory notes of $5,750, which had a conversion price of $0.0008. The Company completed repayment in the fourth quarter of 2023, with $5,750 in cash repayments.

During second quarter of 2024, the Company settled convertible promissory notes of $52,500, which had a conversion price of $0.002. The Company completed repayment in the second quarter of 2025, with $60,000 in cash repayments, recognizing a $7,500 loss on settlement of debt.

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

Promissory Notes

In July 2023, we issued a promissory note in the amount of $32,000 to an unrelated third party. The proceeds from this loan were used to fully repay the prior loan initiated in February 2023 loan. The July 2023 loan was fully repaid in August 2023. Subsequently, in August 2023, we issued another promissory note for $34,000, which was fully repaid in September 2024.

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

On July 1, 2024, the Company entered into a one-year Research Services Agreement with StemSation, to provide research and development services on certain StemSation technologies. Under the agreement, the Company is entitled to receive $200,000 for services, payable upon execution and as requested. The contract was terminated effective March 31, 2025. The Company has received $50,000 under the agreement before it was terminated.

Settlement of Promissory Note Litigation

At December 31, 2022, the Company had a promissory note with a principal balance of $91,156 and accrued interest of $62,795, which was subject to litigation (See Note 6 and Note 12). On May 19, 2025, the Company entered into a settlement agreement with the counterparty, under which the total obligation was resolved for $125,000. The settlement terms include an initial payment of $35,000 made on May 19, 2025, followed by nine monthly payments of $10,000 each. The agreement also provides that, in the event of a payment default not cured within five business days of written notice, the counterparty may seek entry of a consent judgment against the Company in the amount of $400,000, reduced by any amounts already paid under the settlement. The total liability recorded prior to the settlement was $178,522, consisting of $91,156 in principal and $87,370 in accrued interest. The settlement of $125,000 will result in a gain on settlement of $53,526, which will be recognized upon full satisfaction of the payment terms. Payments totaling $30,000 were made during the period from June through August 2025.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the three months ended March 31, 2023 has focused upon marketing our homeopathic drugs for the treatment of pain:

●	Nyloxin (Stage 2 Pain)
●	Nyloxin Extra Strength (Stage 3 Pain)
●	Pet Pain–Away
●	Equine Pain–Away
●	Luxury Feet

During the three months ended March 31, 2023 and thereafter, the following has occurred:

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

Critical Accounting Policies and Estimates

Our condensed consolidated unaudited financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on September 3, 2025. There were no material changes to our accounting policies during the three months ended March 31, 2023.

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

Results of Operations – Comparison of Three Months Periods Ended March 31, 2023 and 2022

Net sales to unrelated customers were $54,522 for the three months ended March 31, 2023, compared to $13,759 for the same period in 2022—an increase of $40,763, or approximately 296%. The increase primarily reflects higher sales of Nyloxin and Pet Pain-Away.

Net sales to a related party were $100,502 for the three months ended March 31, 2023, compared to $8,439 for the same period in 2022—an increase of $92,063, or approximately 1,091%. The increase primarily reflects stronger demand for existing products and the fact that Q1 2022 captured only a partial quarter of sales due to the product launch in March 2022.

Cost of sales were $51,925 for the three months ended March 31, 2023, compared to $14,406 for the same period in 2022. Cost of sales include direct manufacturing costs as well as shipping and handling. Gross profit was $103,099, or 66.5% of net sales, for the three months ended March 31, 2023, versus $7,792, or 35.1%, for the three months ended March 31, 2022. The margin improvement primarily reflects lower manufacturing costs associated with sales to a related party.

Selling, general and administrative expenses increased $80,104 or 25.33% from $316,216 for the quarter ended March 31, 2022 to $396,320 for the quarter ended March 31, 2023. The increase is primarily driven by higher professional fees, particularly legal expenses related to the SEC lawsuit. In addition, we had a bad debt expense from the receivables from a company owned by the Company’s CEO for $105,465 and $0 for the three months ended March 31, 2023 and 2022.

Other income of $900 and $6,505 for the three months ended March 31, 2023 and 2022, respectively, is related to the amortization of debt discount from the convertible notes receivables obtained during 2021 through first quarter of 2023.

Interest expense, including related party interest expense, decreased $50,868 or 26.3%, from $193,421 for the quarter ended March 31, 2022 to $142,553 for the quarter ended March 31, 2023. This decrease was primarily due to decrease in amortization of loan discounts in the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022.

We carry certain of our debentures and common stock warrants at fair value. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt, options and warrants are included in the value of the derivative liabilities. For the three months ended March 31, 2023 and 2022, the liability related to these hybrid instruments fluctuated, resulting in a loss of $51,871 and a gain of $5,546,361, respectively. Interest expense on these debentures is included in the fair value loss in the accompanying unaudited condensed consolidated statements of operations.

Loss on settlement of debts decreased $37,209 or 99.1%, from a loss of $37,559 for the three months ended March 31, 2022 to a loss of $350 for the three months ended March 31, 2023. This decrease in loss was primarily due to fewer debts being settled in the three months ended March 31, 2023 compared to the same period in 2022.

As a result of the foregoing, net income decreased by $5,606,022 or 111.8%, from a net income of $5,013,462 for the quarter ended March 31, 2022 to a net loss of $592,560 for the quarter ended March 31, 2023..

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended March 31, 2023, we have an accumulated deficit of $74,144,678 at March 31, 2023. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $12,976,943 and a stockholders’ deficit of $12,970,012 at March 31, 2023.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity, and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate. As of the date of the filing of this report, we do not believe that our source of cash is adequate for the next 12 months of operation and there is substantial doubt about our ability to continue as a going concern. In addition, our common stock is presently on the OTC Market Group’s Expert Market, which means that the Company’s common stock is not eligible for proprietary broker-deal quotes.

Current operations are primarily being funded through a combination of product sales, advances from officers, convertible and promissory notes. During the three months ended March 31, 2023, we raised approximately $153,000 from advances from officer, $25,000 through the issuance of convertible notes, and $25,000 through the issuance of a promissory note.

We expect to utilize the proceeds from these funds and additional capital to manufacture Nyloxin and Pet Pain–Away and reduce our debt level. We estimate that we will require approximately $600,000 to fund our existing operations over the next twelve months. These costs include: (i) compensation for six (6) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services. These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

Our ability to meet our future operating expenses is highly dependent on the amount of such future revenues. To the extent that future revenues from the sales of Nyloxin and Pet Pain-Away are insufficient to cover our operating expenses we may need to raise additional equity capital, which could result in substantial dilution to existing shareholders. There can be no assurance that we will be able to raise sufficient equity capital to fund our working capital requirements on terms acceptable to us, or at all. We may also seek additional loans from our officers and directors; however, there can be no assurance that we will be successful in securing such additional loans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2023, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as defined in Rule 13a–15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10–K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of March 31, 2023. In light of this, we performed additional post–closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or 15d–15 under the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

Debt owed to a Director

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. We repaid $40,000 of the accrued interest in cash during the first and second quarters of 2021, and $10,000 of accrued interest in common stocks during the fourth quarter of 2021. During the first quarter of 2022, we repaid $5,000 of accrued interest. In April 2022, we repaid $10,000 of accrued interest. At March 31, 2023 and December 31, 2022, we owed this director accrued interest of $154,345 and $149,909, respectively. The interest expense for the three-months ended March 31, 2023 and 2022 was $4,436 and $4,279, respectively.

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

NUTRA PHARMA CORP.
Registrant

Dated: October 16, 2025	/s/ Michael Flax, DDS
Michael Flax, DDS
Chief Executive Officer/Chief Financial Officer

