Form 10-Q
period 2023-06-30
NUTRA PHARMA CORP
filed 2025-10-23
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

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

As of October 23, 2025, there were 7,099,727,214 shares of common stock and 12,000,000 shares of Series B preferred stock issued and outstanding.

2

Nutra Pharma Corp (“Nutra Pharma”) and its wholly owned subsidiary, ReceptoPharm, Inc. (“ReceptoPharm”), are referred to herein as “we”, “our” or “us” (ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Quarterly Report on Form 10–Q for the period ending June 30, 2023, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward–looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward–looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable	21,754	21,664
Inventory, current portion	29,945	23,866
Convertible notes receivable, net of discount	-	225,396
Settlement receivable	264,000	-
Prepaid expenses and other current assets	59,999	62,651
Total current assets	375,698	333,577

Inventory, less current portion	80,570	80,570
Property and equipment, net	69,126	80,012
Operating lease right-of-use assets, net	213,982	251,951
Security deposit	8,803	8,803
Total assets	$748,179	$754,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$743,461	$727,367
Accrued expenses	1,772,781	1,678,027
Accrued payroll due to officers	1,293,693	1,213,693
Deferred revenue - related party	312,173	181,515
Accrued interest to related parties	158,963	149,909
Due to officer	466,568	112,046
Derivative liabilities	636,458	629,579
Other debt, net of discount, current portion	8,184,310	7,930,918
SBA notes payable, current portion	4,572	2,930
Operating lease obligations, current portion	79,181	74,837
Total current liabilities	13,652,160	12,700,821

Notes payable, less current portion	63,852	105,640
Convertible note, less current portion	-	1,820
SBA notes payable, less current portion	145,328	146,970
Operating lease obligations, less current portion	136,097	177,114
Total liabilities	13,997,437	13,132,365

Commitments and Contingencies (Note 12)

Stockholders’ deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized and 12,000,000 Series B Preferred shares authorized, issued and outstanding	12,000	12,000
Common stock, $0.001 par value, 12,000,000,000 shares authorized; 7,039,727,214 shares issued and outstanding	7,039,727	7,039,727
Common stock to be issued	469,678	469,678
Additional paid-in capital	53,653,261	53,653,261
Accumulated deficit	(74,423,924)	(73,552,118)
Total stockholders’ deficit	(13,249,258)	(12,377,452)
Total liabilities and stockholders’ deficit	$748,179	$754,913

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Net sales	$52,398	$28,431	$106,920	$42,190
Net sales to a related party	112,489	61,947	212,991	70,386
Cost of sales	(80,252)	(60,797)	(132,177)	(75,203)
Gross profit	84,635	29,581	187,734	37,373

Operating expenses:
Selling, general and administrative - including stock based compensation of $0 and $10,250 for the three months ended June 30, 2023 and 2022, and $0 and $20,500 for the six months ended June 30, 2023 and 2022, respectively	266,939	348,868	663,259	665,084
Bad debt expense - related party	-	21,799	105,465	21,799
Total operating expenses	266,939	370,667	768,724	686,883
Loss from operations	(182,304)	(341,086)	(580,990)	(649,510)

Other income (expenses)
Other income	31,894	5,500	32,794	12,005
Interest expense	(85,904)	(195,509)	(224,021)	(384,651)
Interest expense to related parties	(4,618)	(4,189)	(9,054)	(8,468)
Change in fair value of convertible notes and derivatives	(38,314)	3,484	(90,185)	5,549,845
Loss on settlement of debt	-	(114,000)	(350)	(151,559)
Total other (expenses) income	(96,942)	(304,714)	(290,816)	5,017,172
(Loss) income before income taxes	(279,246)	(645,800)	(871,806)	4,367,662
Provision for income taxes	-	-	-	-
Net (loss) income	$(279,246)	$(645,800)	$(871,806)	$4,367,662

Net (loss) income per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of shares outstanding during
the period - basic	7,597,102,214	7,468,989,577	7,597,102,214	7,409,580,667

Weighted average number of shares outstanding during
the period - diluted	7,597,102,214	7,468,989,577	7,597,102,214	15,459,963,140

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

 Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended June 30, 2023 and 2022

(Unaudited)

	Preferred Stock						Additional		Total
	Series B		Common Stock		C.S to be issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -March 31, 2023	12,000,000	$12,000	7,039,727,214	$7,039,727	557,375,000	$469,678	$53,653,261	$(74,144,678)	$(12,970,012)

Net loss	-	-	-	-	-	-	-	(279,246)	(279,246)
Balance -June 30, 2023	12,000,000	$12,000	7,039,727,214	$7,039,727	557,375,000	$469,678	$53,653,261	$(74,423,924)	$(13,249,258)

	Preferred Stock						Additional		Total
	Series B		Common Stock		C.S to be issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -March 31, 2022	12,000,000	$12,000	6,807,227,214	$6,807,227	556,625,000	$469,103	$53,653,261	$(76,715,527)	$(15,773,936)

Common stock issued for settlement of debt	-	-	222,500,000	222,500	-	-	-	-	222,500
Net loss	-	-	-	-	-	-	-	(645,800)	(645,800)
Balance -June 30, 2022	12,000,000	$12,000	7,029,727,214	$7,029,727	556,625,000	$469,103	$53,653,261	$(77,361,327)	$(16,197,236)

NUTRA PHARMA CORP.

 Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Preferred Stock						Additional		Total
	Series B		Common Stock		C.S to be issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2022	12,000,000	$12,000	7,039,727,214	$7,039,727	557,375,000	$469,678	$53,653,261	$(73,552,118)	$(12,377,452)

Net loss	-	-	-	-	-	-	-	(871,806)	(871,806)
Balance -June 30, 2023	12,000,000	$12,000	7,039,727,214	$7,039,727	557,375,000	$469,678	$53,653,261	$(74,423,924)	$(13,249,258)

	Preferred Stock						Additional		Total
	Series B		Common Stock		C.S to be issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2021	12,000,000	$12,000	6,774,360,964	$6,774,361	556,625,000	$469,103	$53,595,875	$(81,728,989)	$(20,877,650)

Common stock issued for conversion of debt	-	-	12,000,000	12,000	-	-	24,000	-	36,000
Common stock issued for settlement of debt	-	-	243,366,250	243,366	-	-	33,386	-	276,752
Net income	-	-	-	-	-	-	-	4,367,662	4,367,662
Balance -June 30, 2022	12,000,000	$12,000	7,029,727,214	$7,029,727	556,625,000	$469,103	$53,653,261	$(77,361,327)	$(16,197,236)

See the accompanying notes to the unaudited condensed consolidated financial statements.

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net (loss) income	$(871,806)	$4,367,662
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Bad debt expense - related party	105,465	21,799
Loss on settlement of debt and accrued expense	350	151,559
Depreciation	10,886	11,190
Stock-based compensation	-	20,500
Amortization of convertible notes receivable discount	(2,431)	(12,005)
Change in fair value of convertible notes and derivatives	90,185	(5,549,845)
Amortization of loan discount	93,532	267,517
Amortization of operating lease right-of-use assets	37,969	34,867
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(90)	(1,315)
Increase in inventory	(6,079)	(3,959)
Increase in other receivable	(36,363)	(9,000)
Decrease (increase) in prepaid expenses and other current assets	2,652	(25,000)
Increase (decrease) in accounts payable	16,095	(6,184)
Increase in accrued expenses	94,754	70,943
Increase in accrued payroll due to officers	80,000	80,000
Increase in deferred revenue - related party	130,658	80,410
Increase (decrease) in accrued interest to related parties	11,280	(4,136)
Decrease in operating lease obligations	(36,673)	(38,062)
Net cash used in operating activities	(279,616)	(543,059)

Cash flows from investing activities:
Convertible notes receivable advances	(12,310)	(14,500)
Convertible notes receivable repayments	12,500	-
Acquisition of equipment	-	(57,993)
Net cash provided by (used) in investing activities:	190	(72,493)

Cash flows from financing activities:
Loans from officer	338,831	35,382
Repayment of officer loans	(92,000)	(149,000)
Proceeds from convertible notes	25,000	480,000
Repayment of convertible notes	(20,860)	(30,507)
Advances from other notes payable	116,200	251,340
Repayments of other notes payable	(87,745)	(52,125)
Net cash provided by financing activities	279,426	535,090

Net change in cash	-	(80,462)

Cash - beginning of period	-	90,910

Cash - end of period	$-	$10,448

Supplemental Cash Flow Information:
Cash paid for interest	$54,203	$62,022
Cash paid for income taxes	$-	$-

Non Cash Financing and Investing:
Common stock issued in settlement of notes	$-	$276,752
Common stock issued for conversion of debt	$-	$36,000
Warrants issued with Debt—Debt discount	$-	$100,000
Receivable of Stemsation shares in settlement of convertible notes receivable	$264,000	-
Reclassification of rental receivable to convertible notes receivable	$36,363	$15,000

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

Liquidity and Going Concern

The Company’s Unaudited Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring, significant losses from operations, and have an accumulated deficit of $74,423,924 at June 30, 2023. In addition, the Company has a significant amount of indebtedness in default, a working capital deficit of $13,276,462 and a stockholders’ deficit of $13,249,258 at June 30, 2023.

There is substantial doubt regarding our ability to continue as a going concern which is contingent upon the Company’s ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

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

Deferred revenue represents cash received from customers in advance of performance under the contract. Such amounts are recognized as revenue when the related performance obligations are satisfied, which typically occurs upon shipment of the products. All deferred revenue as of the balance sheet dates are from related parties.

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. No allowance for doubtful account is deemed to be required at June 30, 2023 and December 31, 2022.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. The Company classifies inventory as short-term or long-term inventory based on timing of when it is expected to be utilized. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of goods sold. We performed an evaluation of our inventory and related accounts at June 30, 2023 and December 31, 2022, and increased the reserve on supplier advances for future venom purchases included in prepaid expenses and other current assets by $0 and $26,410, respectively. At both June 30, 2023 and December 31, 2022, the total valuation allowance for prepaid venom was $320,572.

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

Cash and cash equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the unaudited consolidated statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had no cash or cash equivalents balances.

Concentration of Credit Risk

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. For the three and six months ended June 30, 2023, one customer, a related party, accounted for approximately 68% and 67% of total revenues, respectively. For the three and six months ended June 30, 2022, the same customer accounted for approximately 69% and 63% of total revenues, respectively. As of June 30, 2023 and December 31, 2022, 100% of the accounts receivable balance are reserves due from one payment processor.

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

Convertible Debt

Effective January 1, 2022, the Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The update eliminates certain separation models, including the beneficial conversion feature and cash conversion models, so convertible instruments issued after adoption are generally accounted for as a single liability or equity instrument, unless a conversion feature requires separate derivative accounting under ASC 815. ASU 2020-06 also amends diluted EPS guidance.

The Fair Value Measurement Option

The Company has elected the fair value measurement option for convertible debt with embedded derivatives that require bifurcation, and record the entire hybrid financing instrument at fair value under the guidance of ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). The Company reports interest expense, including accrued interest, related to this convertible debt under the fair value option, within the change in fair value of convertible notes and derivatives in the accompanying condensed consolidated statements of operations.

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

Income Taxes

The Company recorded no income tax expense for the six months ended June 30, 2023 and 2022 because the estimated annual effective tax rate was zero. The Company applies the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, as well as for net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of June 30, 2023, the Company continues to maintain a full valuation allowance against its net deferred tax assets due to a history of operating losses and the uncertainty regarding the Company’s ability to generate sufficient future taxable income to realize such assets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic and diluted numerator:

Net income (loss) - basic	$(279,246)	$(645,800)	$(871,806)	$4,367,662

Effect of dilutive securities:
Change in fair value of convertible notes	-	-	-	(732,404)
Interest on convertible debt	-	-	-	152,682
Net income (loss) - diluted	$(279,246)	$(645,800)	$(871,806)	$3,787,940

Basic and diluted denominator:

Weighted-average common shares outstanding - basic	7,597,102,214	7,468,989,577	7,597,102,214	7,409,580,667

Effect of dilutive securities:
Convertible debt	-	-	-	7,439,393,188
Options and warrants	-	-	-	610,989,286
Weighted-average common shares outstanding - diluted (1)	7,597,102,214	7,468,989,577	7,597,102,214	15,459,963,140

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

(1)	Includes potential common shares that are in excess of authorized shares.

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because (1) for the three months ended June 30, 2023 and 2022, the effect of including these potential shares was antidilutive due to a net loss:

	June 30, 2023	June 30, 2022
Options and warrants	-	610,989,285
Convertible notes payable at fair value	18,094,916,348	2,779,132,558
Convertible notes payable	6,364,577,169	5,565,909,377
Total	24,459,493,517	8,956,031,220

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because (1) for the six months ended June 30, 2023, the effect of including these potential shares was antidilutive due to a net loss and (2) for the six months ended June 30, 2022, the exercise prices of the options and warrants were greater than the average market price of the common shares:

	June 30, 2023	June 30, 2022
Options and warrants	-	-
Convertible notes payable at fair value	18,094,916,348	-
Convertible notes payable	6,364,577,169	-
Total	24,459,493,517	-

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

Not Yet Effective Pronouncements

The Company has evaluated the impact of the following recently issued accounting standards, which have not yet been adopted as of June 30, 2023:

ASU No. 2023-03, Codification Improvements to Segment Reporting (Topic 280) (“ASU 2023-03”), which provides clarifications and improvements to the existing segment reporting requirements, including updates related to the aggregation criteria, reconciliation of segment measures to consolidated financial statements, and disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company has not yet adopted this standard, and its adoption is not expected to have a material effect on the accompanying condensed consolidated financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the condensed consolidated financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at June 30, 2023 and December 31, 2022:

	Fair Value Measurements at June 30, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$-	$-	$-	$-
Derivative liabilities	$636,458	$-	$636,458	$-
Convertible notes at fair value	$1,809,491	$-	$-	$1,809,491

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$6,072	$-	$-	$6,072
Derivative liabilities	$623,507	$-	$623,507	$-
Convertible notes at fair value	$1,729,183	$-	$-	$1,729,183

The following table shows the changes in fair value measurements for the warrant liability using significant unobservable inputs (Level 3) during the six months ended June 30, 2023 and the year ended December 31, 2022:

Description	June 30, 2023	December 31, 2022
Beginning balance	$6,072	$710,585
Purchases, issuances, and settlements	-	324,379
Total gain included in earnings (1)	(6,072)	(1,028,892)
Ending balance	$-	$6,072

(1)	The gain related to the revaluation of our warrant liability is included in “Change in fair value of convertible notes and derivatives” in the accompanying unaudited condensed consolidated statements of operations.

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

We valued derivative liabilities using the number of potential convertible shares for warrants in equity and convertible notes with fixed conversion price that are recorded at amortized cost times the closing stock price of our restricted common stock at June 30, 2023 and December 31, 2022. These derivative liabilities are recorded due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit and the equity environment is tainted, and therefore all convertible debt and options and warrants should be accounted for as liabilities.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at June 30, 2023 and December 31, 2022:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
June 30, 2023	$678,446	8%-10%	19%-24%	N/A	$0.00005-$0.00006	50%-60%	3 to 25 Days
December 31, 2022	$681,446	8%-10%	19%-24%	N/A	$0.00005-$0.00006	50%-60%	3 to 25 Days

Using the stated assumptions summarized in the table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2023 and the year ended December 31, 2022:

Description	June 30, 2023	December 31, 2022
Beginning balance	$1,729,183	$2,855,709
Loss (gain) from change in fair value (1)	83,308	(1,015,526)
Repayments in cash	(3,000)	(75,000)
Conversion to common stock	-	(36,000)
Ending balance	$1,809,491	$1,729,183

(1)	The losses (gains) related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying unaudited condensed consolidated statement of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At June 30, 2023 and December 31, 2022, inventories were as follows:

	June 30, 2023	December 31, 2022
Raw Materials	$100,570	$100,570
Finished Goods	9,945	3,866
Total Inventories	110,515	104,436
Less: Long-term inventory	(80,570)	(80,570)
Current portion	$29,945	$23,866

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Computer equipment	$-	$25,120
Furniture and fixtures	20,805	34,757
Lab equipment	108,845	162,557
Telephone equipment	-	12,421
Office equipment – other	-	16,856
Leasehold improvements	-	73,168
Total	129,650	324,879
Less: Accumulated depreciation	(60,524)	(244,867)
Property and equipment, net	$69,126	$80,012

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At June 30, 2023, we believe the carrying values of our long-lived assets are recoverable. During the first quarter of 2023, the Company wrote off $195,229 in fully depreciated assets. Depreciation expense for the three-months ended June 30, 2023 and 2022 was $5,442 and $5,898, respectively. Depreciation expense for the six-months ended June 30, 2023 and 2022 was $10,886 and $11,190, respectively.

5. DUE TO/FROM OFFICER

At June 30, 2023, the net balance due to Rik Deitsch, the Company’s former CEO, and the companies majority owned and controlled by him (collectively referred to as “Due to Officer”) in the aggregate is $466,568, which net balance is unsecured and accruing interest at 4%. During the three and six months ended June 30, 2023, in the aggregate, we repaid $92,000 and were advanced $338,831 on this balance. Additionally, accrued interest on the outstanding balance was $6,865 and is included in the due to officer account. The Company had fully reserved receivables from companies owned by him. The reserve was $177,261 as of June 30, 2023. The bad debt expense of $0 and $105,465 was recorded for the three and six months ended June 30, 2023, respectively.

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

These transactions were not conducted on an arm’s-length basis and, as such, may differ from the terms that would have been negotiated with an unrelated third party.

6. DEBTS

Debts consist of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Notes payable – Unrelated third parties (Net of discount of $42,100 and $6,146, respectively) (1)	$1,366,661	$1,329,509
Convertible notes payable – Unrelated third parties (Net of discount of $10,840 and $75,365, respectively) (2)	4,847,010	4,754,686
Convertible notes payable, at fair value (3)	1,809,491	1,729,183
Other advances from an unrelated third party (4)	225,000	225,000
SBA notes payable (5)	149,900	149,900
Ending balances	8,398,062	8,188,278
Less: Long-term portion-Notes payable-Unrelated third parties	(63,852)	(105,640)
Less: Long-term portion-Convertible Notes payable-Unrelated third parties	-	(1,820)
Less: Long-term portion- SBA notes payable	(145,328)	(146,970)
Current portion	$8,188,882	$7,933,848

(1)	At June 30, 2023 and December 31, 2022, the balance of $1,366,661 and $1,329,509 net of discount of $42,100 and $6,146, respectively, consisted of the following loans:

●	In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The Notes carry interest at 12% annually and were originally due on the date that was six-months from the execution and funding of the note. The notes were convertible into shares of Company’s common stock at a conversion price of $0.008 per share. At June 30, 2023 and December 31, 2022, we owed principal balance of $91,156, and accrued interest of $68,219 and $62,795, respectively. The remaining principal balance of $91,156 and accrued interest of $68,219 are subject to litigation and a settlement was reached in May 2025 (See Note 12 and Note 14).

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly instalments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. We signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). We repaid $25,000 during the three months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013, the debt of $281,772 reverted back to LPR and remains outstanding at June 30, 2023 and December 31, 2022.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge. The debt of $55,410 reverted back to University Centre West Ltd. and is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At June 30, 2023 and December 31, 2022, the accrued interest is $7,300 and $6,797, respectively.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At June 30, 2023 and December 31, 2022, the outstanding principal balance is $50,000 and accrued interest is $92,534 and $86,500, respectively.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At June 30, 2023 and December 31, 2022, the outstanding principal balance is $50,000 and accrued interest is $85,734 and $79,700, respectively.

●	A promissory note originally issued to an unrelated third party in August 2016 was restated in September 2019 in the amount of $333,543 bearing monthly interest at a rate of 2.0% and was due September 2020. The Note is in default and negotiation of settlement. At June 30, 2023 and December 31, 2022, the principal balance is $333,543, and the accrued interest is $309,083 and $268,835, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In March 2018, $15,000 of the principal balance of the note was assigned to an unrelated third party and is in negotiation of settlement. In January 2019, the remaining principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). At June 30, 2023 and December 31, 2022, the principal balance outstanding is $15,000, and the accrued interest is $1,371.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At June 30, 2023 and December 31, 2022, the accrued interest is $82,034 and $76,000, respectively.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At June 30, 2023 and December 31, 2022, the accrued interest is $7,646 and $7,018, respectively.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively, with the monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. The Company repaid an aggregate of $136,527 over the four years from 2018 through 2021. At June 30, 2023 and December 31, 2022, the principal balance is $33,874. The portion of settlement of $130,401 was repaid in full as of March 31, 2021. At June 30, 2023 and December 31, 2022, the outstanding principal balance is $33,874, and is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At June 30, 2023 and December 31, 2022, the principal balance of the note is $50,000.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. During March 2020, $50,000 of the Note was settled for 125,000,000 shares with a fair value of $87,500. We recorded a loss on settlement in other expense for $37,500 in March 2020. An additional 36,000,000 shares were issued to satisfy the default provision of the original note and 10,000,000 shares were issued along with the restatement. The total fair value of issued stock was $32,200. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. We repaid a total of $15,000 during the first and fourth quarters of 2022. At June 30, 2023 and December 31, 2022, the principal balance of the loan is $69,000, and is in default and negotiation of further settlement.

●

In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note is in default and in negotiation of settlement. The note was due in six months from the execution and funding of the note. At June 30, 2023 and December 31, 2022, the principal balance of the note is $18,000 and the accrued interest is $2,000. The accrued interest represents a one-time amount and no further interest is accruing on the note.

●

In June 2022, the Company entered a Purchase and Sale of Future Receipts Agreement with a non-related party. This third party purchased $87,000 of the merchant sales for $60,000. In exchange for the purchased amount, the Company agreed to authorize the buyer to debit the amount from the Company’s bank account according to the remittance frequency, until the buyer has received the purchase amount of $87,000. The Company has recorded a total debt discount of $29,685 for the loan origination fees and loan issuance cost. The total debt discount was amortized over the term of the loan. Amortization for the debt discount for the year ended December 31, 2022 was $24,739. During the first quarter of 2023, the remaining debt discount of $4,946 was fully amortized. We repaid $72,500 during the year ended December 31, 2022 and repaid the remaining $14,500 in full during the first quarter of 2023. At June 30, 2023 and December 31, 2022, the principal balance, net of debt discount of $0 and $4,946, is $0 and $9,554, respectively.

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

In October 2022, the Company received a second loan for $199,000. The second loan was repaid in full in November 2024 (see Note 14), together with interest at an average annual rate of approximately 51%. Weekly payments ranged from approximately $2,000 to $3,800; due to our financial hardship, the lender periodically reduced the payment amounts to provide temporary relief. The Company has recorded loan costs in the amount of $2,488 for the second loan’s origination fees paid at inception date. The total loan cost is amortized over the term of the loan. The loan is under personal guarantee by Mr. Deitsch. We repaid $15,100 during the year ended December 31, 2022, and an additional $40,665 during the six months ended June 30, 2023. At June 30, 2023 and December 31, 2022, the principal balance, net of debt discount of $0, and $1,200, is $143,235 and $182,700, respectively. The amortization of loan cost for three and six months ended June 30, 2023 is $0 and $1,200, respectively.

●	In December 2022, a promissory note of $17,000 was issued to an unrelated third party, scheduled to be repaid through monthly payments of $1,518 with interest at an average annual rate of 12.99%. In February 2023, a $25,000 promissory note was issued to the same party and the proceeds were used to fully repay the December 2022 loan. The February 2023 loan, originally scheduled for repayment in monthly installments over 12 months, was fully repaid ahead of schedule in July 2023. Total interest expense was $1,114 and $1,396 for the three and six months ended June 30, 2023, respectively. At June 30, 2023 and December 31, 2022, the principal balance of the loan is $17,183 and $17,000, respectively.

●	In June 2023, the Company entered into a Purchase and Sale of Future Receipts Agreement with an unrelated third party. Pursuant to the agreement, the buyer purchased $135,850 of the Company’s future receivables for total proceeds of $91,200. Under the terms of the agreement, the Company authorized the buyer to debit amounts directly from its bank account at a specified remittance frequency until the total purchased amount of $135,850 was fully collected. In connection with the transaction, the Company recorded a total debt discount of $44,650, representing loan origination fees and issuance costs, which was amortized over the term of the agreement. The outstanding balance under this agreement was fully repaid in February 2024 in conjunction with the initiation of a subsequent agreement. Amortization for the debt discount for the three and six months ended June 30, 2023 was $2,550. We repaid $7,763 during the second quarter of 2023. At June 30, 2023, the principal balance, net of debt discount of $42,100, is $85,987.

(2)	At June 30, 2023 and December 31, 2022, the balance of $4,847,010 and $4,754,686 net of discount of $10,840 and $75,365, respectively, consisted of the following convertible loans:

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000 and a conversion option at $0.001 per share. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At June 30, 2023 and December 31, 2022, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to 14 unrelated third parties for a total of $525,150 with original issue discount of $44,150. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. During May 2019, we restated two convertible notes payable with additional original issuance discount of $6,400. The two restated notes were due in August 2020 and are in default. At June 30, 2023 and December 31, 2022, the outstanding principal balance of the notes issued in 2018 was $509,550.

●	During November 2019, we issued a convertible promissory note to an unrelated third party for $137,500 with original issuance discount of $12,500. The note was due nine months from the execution and funding of the notes. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price of $0.000275. The Note was in default and negotiation of settlement.

At June 30, 2023 and December 31, 2022, the outstanding principal balance of the notes issued in 2019 was $201,700.

●	During the year ended December 31, 2020, the Company issued convertible notes payable of $555,600 with an original issuance discount of $53,600. The notes are convertible into shares of the Company’s common stock at a conversion price ranging from $0.0002 to $0.0008 per share. In May 2022, $16,500 of the notes issued in November 2020 were settled through the issuance of common stock. At June 30, 2023, the outstanding principal balance of the notes issued in 2020 was $539,100. In addition, in connection with the issuance of two of the above mentioned convertible notes of $57,500 with original issuance discount of $7,500 due in one year, the Company granted 71,875,000 warrants at an exercise price of $0.002 per share that expired in August 2022. The notes are currently in default and under negotiation for settlement. (See Note 8).

●	During 2021, we issued convertible promissory notes to unrelated third parties totaling $2,480,043 with original issuance discounts of $323,484. The Noteholders have the right to convert the note into shares of Common Stock at a conversion price ranging from $0.0003 to $0.002 per share. The notes were due one year from the execution and funding of the notes.

During December 2021, in connection with the issuance of three of the above mentioned convertible notes of $172,500 with original issuance discount of $22,500 due in one year, the Company granted the additional warrants that expired in December 2022 (See Note 8).

During March 2021, the remaining balance of the promissory note of $30,000 originally issued in September 2018 was sold to an unrelated third party in the form of a convertible note at a fixed conversion price of $0.01 per share. The new note carries interest at 12% with scheduled monthly payments of $1,000 beginning in April 2021 through March 2024. Repayments of $9,807 and $7,323 have been made during 2022 and 2021, respectively. Repayments of $5,360 have been made during the first and second quarter of 2023. The principal balance as of June 30, 2023 and December 31, 2022 is $7,510 and $12,870. The interest expense for the three months ended June 30, 2023 and 2022 is $280 and $586, respectively. The interest expense for the six months ended June 30, 2023 and 2022 is $640 and $1,243, respectively.

●	During August 2021, the promissory note of $166,926 was restated in the form of a convertible note at a fixed conversion price of $0.002 per share. The restated balance is $183,619 with an original issuance discount of $16,693 and was due February 2022. During February 2022, we issued 20,866,250 shares of common stock to satisfy the principal balance of $16,693. The remaining balance of $166,926 was further restated into a convertible note with a fixed conversion price of $0.002 per share, maturing in August 2022. In August 2022, the balance of $166,926 was further restated with an original issuance discount of $16,693 in the form of a convertible note at a fixed conversion price of $0.002 per share due February 2023, provided that our agreement to repay $16,693 in cash by October 2022. However, we failed to meet this repayment obligation. As a result, the new convertible note amounts to a total of $200,312 (including $166,926, $16,693, and an original issuance discount of $16,693) with a fixed conversion price of $0.002 per share, due February 2023. The Company made a payment of $5,000 during the second quarter of 2023, which was applied against accrued late payment penalties. As of June 30, 2023, the total balance outstanding was $213,997, including a late payment penalty balance of $13,685. In February 2024, the balance of $200,312 and the related penalty were restated (see Note 14).

●	During 2022, we issued convertible promissory notes to unrelated third parties totaling $874,000 with original issuance discounts of $114,000. The noteholders have the right to convert the notes into shares of common stock at conversion prices ranging from $0.0005 to $0.0008 per share, and the notes are due one year from their respective execution and funding dates.

●	During January and May 2022, in connection with the issuance of one of the above mentioned convertible notes of $115,000 with original issuance discount of $15,000 due in one year, the Company granted the 164,285,714 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. The warrants were valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. As of June 30, 2023, all warrants expired. The debt discounts associated with the warrants and OID for $100,000 and $15,000, respectively, were amortized over the life of the notes. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the warrants issued with debt were treated as derivative liabilities requiring fair value adjustment at each reporting date. The warrants were valued at their fair value of $0 and $6,072 using the Black-Scholes method on June 30, 2023 and December 31, 2022, respectively (See Note 8).

●	During 2022, the convertible promissory notes for a total of $339,825 were amended to add additional original issuance discount for a total of $50,974 scheduled to expire in July 2023.

●	During June 2022, we repaid a convertible note payable originated in May 2021 in cash for $5,750. During May 2022, in connection with the settlement of a total of $108,500 of the Notes originated in 2020 ($16,500) and 2021($92,000) with one noteholder, we issued 222,500,000 shares of common stocks in satisfaction of $108,500 of the Notes with a fair value of $222,500 (See Note 7). The settlement resulted in a loss on settlement of debt for $114,000 for the three and six months ended June 30, 2022.

●	In August 2022, we settled a convertible note payable of $17,250 issued in July 2021 for a total repayment of $18,000, resulting in a recorded loss of $750. Of this repayment, $12,000 was repaid in 2022, and the remaining $6,000 was repaid in January and February 2023.

●	In November 2022, the Company settled a convertible note payable of $11,500, originally issued in April 2021, with a cash payment of $12,363. The settlement resulted in a loss on settlement of debt of $863.

●	During the first quarter of 2023, the convertible promissory notes for a total of $103,788 were amended to add additional original issuance discount for a total of $15,568 scheduled to expire in January 2024.

●	During the first quarter of 2023, we issued a convertible promissory note to an unrelated third party for $28,750 with original issuance discount of $3,750. The Noteholder has the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0006 per share. The note is due one year from the execution and funding of the note.

●	In March 2023, the Company repaid $5,000 of its outstanding convertible promissory notes of $52,500 originated in September 2021.

●	In February 2023, the Company settled a $1,150 convertible note originated in January 2021 with a cash payment of $1,500, resulting in a $0 and $350 loss on settlement for the three and six months ended June 30, 2023, respectively.

●	During the second quarter of 2023, the convertible promissory notes for a total of $6,613 were amended to add additional original issuance discount for a total of $992 that expired in May 2024.

At the date of this report, $4,650,028 of the above-mentioned convertible notes payable are in default and in negotiation of settlement.

The total discount amortization on all notes for the three and six months ended June 30, 2023 is $27,692 and $84,836, respectively. The total discount amortization on all notes for the three and six months ended June 30, 2022 was $132,171 and $265,181, respectively. At June 30, 2023, the principal balance of the notes, net of discount of $10,840 is $4,847,010. At December 31, 2022, the principal balance of the notes, net of discount of $75,365 is $4,754,686.

(3)	At June 30, 2023 and December 31, 2022, the balance of $1,809,491 and $1,729,183, respectively, consisted of the following convertible loans:

●	The balance of $20,000 of a Convertible Note originated in March 2016 is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. We have accrued interest at a default interest rate of 20% after the note’s maturity date. At June 30, 2023 and December 31, 2022, the convertible notes payable with principal balance of $20,000 plus accrued interest of $27,250 and $25,239, at fair value, were recorded at $85,908 and $82,249, respectively.

●	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note was due on May 4, 2018. The Note holder has the right to convert the note into shares of Common Stock at sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. We have accrued interest at a default interest rate of 19% after the note’s maturity date. After prior conversions, at June 30, 2023 and December 31, 2022, the remaining principal of $12,629 plus accrued interest of $18,622 and $17,359, respectively, at fair value, was recorded at $52,086 and $49,981, respectively. The remaining principal balance of the Note is in default.

●	During October 2020, we issued a Convertible Debenture in the amount of $250,000 to an unrelated third party. The note was due in October 2021. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. Upon default, we increased the outstanding principal by 10% and began accruing interest at the default rate of 24% from the note’s maturity date. At June 30, 2023 and December 31, 2022, the convertible note payable with principal balance of $275,000 plus accrued interest of $131,386 and $98,658, respectively, at fair value, were recorded at $812,773 and $747,316.

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party, and during August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. Both notes carry interest at 8% and were due one year from issuance, unless previously converted into shares of restricted common stock. Following maturity, we accrued interest at the default rate of 24%. The noteholders have the right to convert the notes into shares of common stock at fifty-five percent of the average of the three lowest trading prices of our restricted common stock for the fifteen trading days including the date of receipt of the conversion notice. At June 30, 2023 and December 31, 2022, the combined convertible notes payable plus accrued interest of $71,399 and $63,102, respectively, were recorded at fair value of $257,090 and $242,003.

●	During January 2019, we issued a convertible denture in the amount of $75,900 to an unrelated third party. The note was due in one year from the restatement date of the note. During November 2020, the Note holder assigned $20,000 of the $75,900 convertible note in January 2019 to a third party. The Noteholder has the right to convert the note into shares of Common Stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion.

At June 30, 2023 and December 31, 2022, the convertible note payable of $55,900, at fair value, was recorded at $111,800. The note was due January 2020. The Note is in default and negotiation of settlement.

●

During February 2019, we issued a convertible promissory note to an unrelated third party in the amount up to $1,000,000, with funds disbursed in multiple payments. Each portion of the note is due two years from its respective execution and funding date. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. During 2019 and 2020, amounts totaling $372,374 and $20,199, respectively, were funded under the note. Additionally, $132,000 was funded, and $40,480 was repaid during the year ended December 31, 2021. In connection with issuance of the convertible note, the Noteholder agreed to eliminate two outstanding Notes of $27,000 and the accrued interest of $11,412 that were held by the Noteholder’s defunct entities. In connection with the issuance of the convertible note payable tranches during the year ended December 31, 2021, we recognized a day-one derivative loss of $2,042,612. Through December 31, 2020, the Note holder converted a total of 1,250,000,000 shares of common stock in full satisfaction of $275,000 of principal. During February through June 2021, the Note holder received a total of 240,350,000 shares of our restricted common stock in satisfaction the $120,175 of the Note with a fair value of $2,344,399. During February 2022, the Noteholder received 12,000,000 shares of our restricted common stock in satisfaction the $6,000 of the Note with a fair value of $36,000. (See Note 7). Repayments of $65,000 were made during 2022, with an additional $3,000 repaid in June 2023. The remaining balance of $14,917 is due September 2023. At June 30, 2023 and December 31, 2022, the convertible note payable with principal balance of $14,917 and $17,917, at fair value, was recorded at $29,834 and $35,834, respectively.

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. During October 2022, repayment of $10,000 was made. At June 30, 2023 and December 31, 2022, the convertible note payable with principal balance of $230,000, at fair value, was recorded at $460,000. The Note is in default and negotiation of settlement.

(4)	At June 30, 2023 and December 31, 2022, the balance of $225,000 consisted of the advances received from a third party during the periods from May 2019 through May 2020 in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold.

(5)	During June 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”) considering the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, in the amount of $731 commenced in February 2023. The balance of principal and interest is payable over a 360-month period from the date of the SBA Loan Agreement. The SBA requires that the Company collateralize the loan to the maximum extent up to the loan amount. If business fixed assets do not “fully secure” the loan the lender may include trading assets (using 10% of current book value for the calculation), and must take available equity in the personal real estate (residential and investment) of the principals as collateral. During the first and second quarter of 2023, total repayments of $5,117 were made and applied to accrued interest. The accrued interest as of June 30, 2023 and December 31, 2022 for the EIDL loans are $12,227 and $14,531, respectively. Interest expense for the three and six months ended June 30, 2023, and for the same periods in 2022, was $1,406 and $2,812, respectively.

At June 30, 2023, the future minimum principal payments for all debts are as follows:

June 30,	Amount
2024	$8,188,882
2025	67,228
2026	3,505
2027	3,639
2028	3,777
Thereafter	131,031
$8,398,062
Less: Long-term portion
SBA notes payable	(145,328)
Notes payable	(63,852)
Current portion	$8,188,882

7. STOCKHOLDERS’ DEFICIT

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

There were no common stock issuance during the six months ended June 30, 2023.

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

During January and May 2022, in connection with the issuance of the convertible note of $115,000 with original issuance discount of $15,000 due in one year, the Company granted the 164,285,714 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. As of June 30, 2023, all of these warrants had expired. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the warrants issued with debt are treated as derivative liabilities requiring fair value adjustment at each reporting date. The warrants were valued at their fair value of $0 and $6,072 using the Black-Scholes method on June 30, 2023 and December 31, 2022 (See Note 6).

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the year ended December 31, 2022 and the six months ended June 30, 2023:

		Weighted
	Number Of	average
	shares	exercise price
Balance December 31, 2021	446,703,571	$0.0017
Exercised	-	-
Issued	164,285,714	0.002
Expired	(446,703,571)	0.0017
Balance December 31, 2022	164,285,714	$0.002
Exercised	-	-
Issued	-	-
Expired	(164,285,714)	0.002
Balance June 30, 2023	-	$-

The following table summarizes information about fixed-price warrants outstanding as of June 30, 2023 and December 31, 2022:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
June 30, 2023	$-	88,138,686	0 years	$-
December 31, 2022	$0.001-0.002	511,124,941	0.20 years	$0.002

9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
Accrued consulting fees	$173,900	$161,550
Accrued settlement expenses (1)	680,235	680,235
Accrued payroll taxes	233,902	227,783
Accrued interest	681,831	605,546
Accrued others	2,913	2,913
Total	$1,772,781	$1,678,027

(1)	On August 28, 2024, the U.S. District Court for the Eastern District of New York entered a final consent judgment against the Company, enjoining it from violating certain provisions of the federal securities laws and ordering disgorgement and civil monetary penalties. The Court entered a final consent judgment in which it was ordered to pay $520,940 in disgorgement and $59,295 in prejudgment interest thereon, as well as $100,000 in civil penalties. As of June 30, 2023 and December 31, 2022, the Company had accrued a total legal settlement amount of $680,235 (See Note 12 and Note 14).

10. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	June 30, 2023	December 31, 2022
Supplier advances for future purchases	$350,572	$320,572
Reserve for supplier advances	(320,572)	(320,572)
Net supplier advances	30,000	-
Prepaid professional fees	29,999	62,651
Total	$59,999	$62,651

We performed an evaluation of our inventory and related accounts at June 30, 2023 and December 31, 2022, and increased the reserve on supplier advances for future venom purchases by $0 and $26,410, respectively. At June 30, 2023 and December 31, 2022, the total valuation allowance for prepaid venom is $320,572.

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

From March to December 2022, we purchased six convertible notes from StemSation totaling $41,196, which included a $3,745 original issuance discount. Repayments of $101,750 have been received during the third and fourth quarter of 2022. At December 31, 2022, the principal balance of the notes, net of discount of $600 is $225,396.

During March through June 2023, we purchased additional convertible notes for a total of $50,504 which included a $1,831 original issuance discount.

All the notes mature one year after funding. The notes are convertible into common shares at $0.01 per share, except for those issued in December 2022 ($6,600) and March through June 2023 ($50,504) are convertible at $0.005 per share. The original issuance discount is amortized over the lives of the notes. Repayments of $12,500 have been received during the first and second quarter of 2023.

Amortization for all the convertible notes receivable was $1,531 and $5,500 recognized as other income in the accompanying unaudited condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022, respectively.

Amortization for all the convertible notes receivable was $2,431 and $12,005 recognized as other income in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022, respectively.

The principal balance of the notes prior to settlement was $264,000. On June 5, 2023, the Company entered into a settlement agreement with StemSation to convert the notes receivable balances of $264,000 into shares of StemSation’s common stock at $0.00176 per share. The settlement agreement was approved on June 15, 2023 by the Circuit Court.

Pursuant to the agreement, the Company is entitled to receive 150,000,000 shares of StemSation’s common stock in exchange for the full settlement of the outstanding notes receivable. As of June 30, 2023, the Company recognized the settlement receivables at $264,000, equal to the carrying amount of the notes receivable exchanged. Accordingly, the convertible notes receivable were derecognized. This transaction represented a non-cash investing activity and is disclosed as such in the accompanying condensed consolidated statements of cash flows.

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

	June 30,	December 31,
	2023	2022
Lease cost
Operating lease cost	$51,213	$104,867
Short-term lease cost	-	-
Total lease cost	$51,213	$104,867

Balance sheet information
Operating ROU Assets	$251,951	$537,228
Less accumulated amortization	(37,969)	(285,277)
Operating ROU Assets, net	$213,982	$251,951

Operating lease obligations, current portion	79,181	74,837
Operating lease obligations, non-current portion	136,097	177,114
Total operating lease obligations	$215,278	$251,951

Weighted average remaining lease term (in years) – operating leases	2.50	3
Weighted average discount rate-operating leases	8%	8%

Supplemental cash flow information related to leases were as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$49,917	$88,728

Future minimum payments under these lease agreements are as follows:

December 31,	Total
2023(remaining 6 months)	$46,144
2024	94,847
2025	97,508
Total future lease payments	$238,499
Less imputed interest	(23,221)
Total	$215,278

Consulting Agreements

During July 2015, we signed an agreement with a company to provide consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of June 30, 2023. As of June 30, 2023 and December 31, 2022 we have accrued $142,500 in accrued expenses on the accompanying condensed consolidated balance sheets.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of June 30, 2023 and December 31, 2022, $19,050 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

During September 2022, the Company renewed its consulting agreement with an external consultant for a three-year term, providing for monthly compensation of $10,000. Consulting expenses of $30,000 were recorded in each of the first and second quarters of 2023 and 2022, respectively, within selling, general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Litigation

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL, however, the mediation was unsuccessful. Defendant also filed affirmative claims against the Plaintiff, its owner Dan Oran and several related entities. On May 19, 2025, the Company entered into a settlement agreement with the counterparty, under which the total obligation was resolved for $125,000. The settlement terms include an initial payment of $35,000 made on May 19, 2025, followed by nine monthly payments of $10,000 each. The agreement also provides that, in the event of a payment default not cured within five business days of written notice, the counterparty may seek entry of a consent judgment against the Company in the amount of $400,000, reduced by any amounts already paid under the settlement. At June 30, 2023 and December 31, 2022, we owed principal balance of $91,156, and accrued interest of $68,219 and $62,795, respectively (See Note 6). The total liability recorded prior to the settlement on May 19, 2025 was $178,526, consisting of $91,156 in principal and $87,370 in accrued interest. The settlement of $125,000 will result in a gain on settlement of $53,526, which will be recognized upon full satisfaction of the payment terms (see Note 14).

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

In July 2024, a final judgment was issued, ordering the defendant to pay $520,940 in disgorgement, $59,295 in prejudgment interest, and a $100,000 civil penalty. As of June 30, 2023 and December 31, 2022, the Company had accrued a total legal settlement amount of $680,235 (See Note 9).

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

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. We repaid $40,000 of the accrued interest in cash during the first and second quarters of 2021, and $10,000 of accrued interest in common stocks during the fourth quarter of 2021. During the first quarter of 2022, we repaid $5,000 of accrued interest. In April 2022, we repaid $10,000 of accrued interest. At June 30, 2023 and December 31, 2022, we owed this director accrued interest of $158,963 and $149,909, respectively. The interest expense for the three-months ended June 30, 2023 and 2022 was $4,618 and $4,189, respectively. The interest expense for the six-months ended June 30, 2023 and 2022 was $9,054 and $8,468, respectively.

As of June 30, 2023 and December 31, 2022, we had the following related party balances:

	June 30,	December 31,
	2023	2022
Deferred revenue to a related party	$312,173	$181,515
Due to officer, net	466,568	112,046
Accrued payroll due to officers	1,293,693	1,213,693
Accrued interest to a related party	158,963	149,909

For the three months ended June 30, 2023 and 2022, we had the following related party transactions:

	June 30, 2023	June 30, 2022
Net sales to a related party	$112,489	$61,947
Bad debt expense (recovery) - related party	-	21,799
Interest expense to a related party	4,618	4,189

For the six months ended June 30, 2023 and 2022, we had the following related party transactions:

	June 30, 2023	June 30, 2022
Net sales to a related party	$212,991	$70,386
Bad debt expense (recovery) - related party	105,465	21,799
Interest expense to a related party	9,054	8,468

14. SUBSEQUENT EVENTS

Convertible Promissory Notes

During the third quarter of 2023, we issued a convertible promissory note to an unrelated third party for $13,225 with original issuance discount of $1,725. The Noteholder has the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0006 per share. The note is due one year from the execution and funding of the note. The note is in default and in negotiation of settlement.

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

During the fourth quarter of 2023, we issued a convertible promissory note to an unrelated third party for $6,613 with an original issue discount of $863. The noteholder has the right to convert the note into shares of common stock at a fixed conversion price of $0.0005 per share. The note is due one year from its execution and funding. The note is in default and under negotiation for settlement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the six months ended June 30, 2023 has focused upon marketing our homeopathic drugs for the treatment of pain:

●	Nyloxin (Stage 2 Pain)
●	Nyloxin Extra Strength (Stage 3 Pain)
●	Pet Pain–Away
●	Equine Pain–Away
●	Luxury Feet

During the six months ended June 30, 2023 and thereafter, the following has occurred:

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

● They are easy to administer.

We are currently working with consultants to develop trial protocols for a Phase I/II trial for the use of RPI–78M in the treatment of Pediatric Multiple Sclerosis. Our goal is to initiate these trials in 2026.

Critical Accounting Policies and Estimates

Our condensed consolidated unaudited financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on September 3, 2025. We evaluated the applicability of ASU 2016-03, Intangibles – Goodwill and Other (Topic 350): Simplifying the Transition to the Equity Method of Accounting, which became effective for us in 2023, and determined that it did not impact our financial statements. Accordingly, there were no material changes to our accounting policies during the six months ended June 30, 2023.

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

Results of Operations – Comparison of Three Months Periods Ended June 30, 2023 and 2022

Net sales to unrelated customers were $52,398 for the three months ended June 30, 2023, compared to $28,431 for the same period in 2022—an increase of $23,967, or approximately 84.3%. The increase primarily reflects higher sales of Nyloxin and Pet Pain-Away.

Net sales to a related party were $112,489 for the three months ended June 30, 2023, compared to $61,947 for the same period in 2022—an increase of $50,542, or approximately 81.59%. The increase primarily reflects stronger demand for existing products. The prior-year quarter included only initial sales following the products launch in March 2022, before full market adoption.

Cost of sales for the three–month period ended June 30, 2023 is $80,252 compared to $60,797 for the three–month period June 30, 2022. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the three–month period ended June 30, 2023 is $84,635 or 51.33% compared to $29,581 or 32.73% for the three–month period ended June 30, 2022. The margin improvement primarily reflects lower manufacturing costs associated with sales to a related party.

Selling, general and administrative expenses decreased $81,929 or 23.48% from $348,868 for the quarter ended June 30, 2022 to $266,939 for the quarter ended June 30, 2023, generally due to the overall decrease in professional fees as business activity slowed and operations were limited in response to the unresolved lawsuit. In addition, we had a bad debt expense from the receivables from companies controlled by the Company’s CEO for $0 and $21,799 for the three months ended June 30, 2023 and 2022, respectively.

Other income was $31,894 and $5,500 for the three months ended June 30, 2023 and 2022, respectively. The amounts primarily relate to services rendered in exchange for a convertible note receivable and the amortization of debt discounts on convertible notes receivable, which were fully settled during the second quarter of 2023.

Interest expense, including related party interest expense, decreased $109,176 or 54.67%, from $199,698 for the quarter ended June 30, 2022 to $90,522 for the quarter ended June 30, 2023. This decrease was primarily due to the decrease in amortization of loan discounts in the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022.

We carry certain of our debentures and common stock warrants at fair value. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt, options and warrants are included in the value of the derivative liabilities. For the three months ended June 30, 2023 and 2022, the liability related to these hybrid instruments fluctuated, resulting in a loss of $38,314 and a gain of $3,484, respectively. Interest expense on these debentures is included in the fair value loss in the accompanying unaudited condensed consolidated statements of operations.

Loss on settlement of debts decreased $114,000 or 100%, from a loss of $114,000 for the three months ended June 30, 2022 to a loss of $0 for the three months ended June 30, 2023. This decrease in loss was primarily due to no debts being settled in the three months ended June 30, 2023 compared to the same period in 2022.

As a result of the foregoing, our net loss decreased by $366,554 or 56.76%, from a loss of $645,800 for the quarter ended June 30, 2022 to a loss of $279,246 for the quarter ended June 30, 2023.

Results of Operations – Comparison of Six Months Periods Ended June 30, 2023 and June 30, 2022

Net sales to unrelated customers were $106,920 for the six months ended June 30, 2023, compared to $42,190 for the same period in 2022—an increase of $64,730, or approximately 153.42%. The increase primarily reflects higher sales of Nyloxin and Pet Pain-Away.

Net sales to a related party were $212,991 for the six months ended June 30, 2023, compared to $70,386 for the same period in 2022—an increase of $142,605, or approximately 202.6%. The increase primarily reflects stronger demand for existing products. The prior-year same period included only initial sales following the products launch in March 2022, before full market adoption.

Cost of sales for the six–month period ended June 30, 2023 is $132,177 compared to $75,203 for the six–month period June 30, 2022. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the six–month period ended June 30, 2023 is $187,734 or 58.68% compared to $37,373 or 33.2% for the six–month period ended June 30, 2022. The margin improvement primarily reflects lower manufacturing costs associated with sales to a related party.

Selling, general and administrative expenses decreased $1,825 or 0.27% from $665,084 for the six months ended June 30, 2022 to $663,259 for the six months ended June 30, 2023. This is due to higher professional fees, particularly legal fees, incurred in the first quarter of 2023, which were offset by lower expenses in the second quarter of 2023 as business activity slowed and operations were limited in response to the unresolved lawsuit. In addition, we incurred bad debt expense of $105,465 and $21,799 from the receivables from companies controlled by the Company’s CEO for the six months ended June 30, 2023 and 2022.

Other income was $32,794 and $12,005 for the six months ended June 30, 2023 and 2022, respectively. The amounts primarily relate to services rendered in exchange for a convertible note receivable and the amortization of debt discounts on convertible notes receivable, which were fully settled during the second quarter of 2023.

Interest expense, including related party interest expense, decreased $160,044 or 40.71%, from $393,119 for the six months ended June 30, 2022 to $233,075 for the six months ended June 30, 2023. This decrease was primarily due to decrease in amortization of loan discounts in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

We carry certain of our debentures and common stock warrants at fair value. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt, options and warrants are included in the value of the derivative liabilities. For the six months ended June 30, 2023 and 2022, the liability related to these hybrid instruments fluctuated, resulting in a loss of $90,185 and a gain of $5,549,845, respectively. Interest expense on these debentures is included in the fair value loss in the accompanying unaudited condensed consolidated statements of operations.

Loss on settlement of debts decreased $151,209 or 100.25%, from a loss of $151,559 for the six months ended June 30, 2022 to a loss of $350 for the six months ended June 30, 2023. This decrease in loss was primarily due to fewer debts being settled in the six months ended June 30, 2023 compared to the same period in 2022.

As a result of the foregoing, our net income decreased by $5,239,468 or 119.96%, from an income of $4,367,662 for the six months ended June 30, 2022 to a loss of $871,806 for the six months ended June 30, 2023.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended June 30, 2023, we have an accumulated deficit of $74,423,924 at June 30, 2023. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $13,276,462 and a stockholders’ deficit of $13,249,258 at June 30, 2023.

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

Current operations are primarily being funded through a combination of product sales and convertible notes. During the six months ended June 30, 2023, we raised $25,000 through the issuance of convertible notes and $116,200 through the issuance of promissory notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2023, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2023, as defined in Rule 13a–15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10–K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of June 30, 2023. In light of this, we performed additional post–closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or 15d–15 under the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL, however, the mediation was unsuccessful. Defendant also filed affirmative claims against the Plaintiff, its owner Dan Oran and several related entities. On May 19, 2025, the Company entered into a settlement agreement with the counterparty, under which the total obligation was resolved for $125,000. The settlement terms include an initial payment of $35,000 made on May 19, 2025, followed by nine monthly payments of $10,000 each. The agreement also provides that, in the event of a payment default not cured within five business days of written notice, the counterparty may seek entry of a consent judgment against the Company in the amount of $400,000, reduced by any amounts already paid under the settlement. At June 30, 2023 and December 31, 2022, we owed principal balance of $91,156, and accrued interest of $68,219 and $62,795, respectively (See Note 6). The total liability recorded prior to the settlement on May 19, 2025 was $178,526, consisting of $91,156 in principal and $87,370 in accrued interest. The settlement of $125,000 will result in a gain on settlement of $53,526, which will be recognized upon full satisfaction of the payment terms.

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

In July 2024, a final judgment was issued, ordering the defendant to pay $520,940 in disgorgement, $59,295 in prejudgment interest, and a $100,000 civil penalty. As of June 30, 2023 and December 31, 2022, the Company had accrued a total legal settlement amount of $680,235 (See Note 9).

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

Item 3. Defaults Upon Senior Securities

Debt owed to a Director

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. We repaid $40,000 of the accrued interest in cash during the first and second quarters of 2021, and $10,000 of accrued interest in common stocks during the fourth quarter of 2021. During the first quarter of 2022, we repaid $5,000 of accrued interest. In April 2022, we repaid $10,000 of accrued interest. At June 30, 2023 and December 31, 2022, we owed this director accrued interest of $158,963 and $149,909, respectively. The interest expense for the three-months ended June 30, 2023 and 2022 was $4,618 and $4,189, respectively. The interest expense for the six-months ended June 30, 2023 and 2022 was $9,054 and $8,468, respectively.

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

NUTRA PHARMA CORP.
Registrant

Dated: October 23, 2025	/s/ Michael Flax, DDS
Michael Flax, DDS
Chief Executive Officer/Chief Financial Officer

