Form 10-Q
period 2023-09-30
NUTRA PHARMA CORP
filed 2025-10-28
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

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

As of October 28, 2025, there were 7,099,727,214 shares of common stock and 12,000,000 shares of Series B preferred stock issued and outstanding.

2

Nutra Pharma Corp (“Nutra Pharma”) and its wholly owned subsidiary, ReceptoPharm, Inc. (“ReceptoPharm”), are referred to herein as “we”, “our” or “us” (ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Quarterly Report on Form 10–Q for the period ending September 30, 2023, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward–looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward–looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable	21,969	21,664
Inventory, current portion	29,087	23,866
Other receivable	4,000	-
Convertible notes receivable, net of discount	3,300	225,396
Receivable from sale of Stemsation stocks	35,200	-
Settlement receivable	195,284	-
Prepaid expenses and other current assets	74,999	62,651
Total current assets	363,839	333,577

Inventory, less current portion	80,570	80,570
Property and equipment, net	63,684	80,012
Operating lease right-of-use assets, net	194,442	251,951
Security deposit	8,803	8,803
Total assets	$711,338	$754,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$752,477	$727,367
Accrued expenses	1,824,312	1,678,027
Accrued payroll due to officers	1,333,693	1,213,693
Deferred revenue - related party	360,149	181,515
Accrued interest to related parties	163,771	149,909
Due to officer	579,610	112,046
Derivative liabilities	644,159	629,579
Other debt, net of discount, current portion	8,205,638	7,930,918
SBA notes payable, current portion	5,403	2,930
Operating lease obligations, current portion	81,419	74,837
Total current liabilities	13,950,631	12,700,821

Notes payable, less current portion	26,487	105,640
Convertible note, less current portion	-	1,820
SBA notes payable, less current portion	144,497	146,970
Operating lease obligations, less current portion	114,967	177,114
Total liabilities	14,236,582	13,132,365

Commitments and Contingencies (Note 12)

Stockholders’ deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized and 12,000,000 Series B Preferred shares authorized, issued and outstanding	12,000	12,000
Common stock, $0.001 par value, 12,000,000,000 shares authorized; 7,064,727,214 and 7,039,727,214 shares issued and outstanding	7,064,727	7,039,727
Common stock to be issued	469,678	469,678
Additional paid-in capital	53,630,761	53,653,261
Accumulated deficit	(74,702,410)	(73,552,118)
Total stockholders’ deficit	(13,525,244)	(12,377,452)
Total liabilities and stockholders’ deficit	$711,338	$754,913

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Net sales	$51,612	$24,624	$158,532	$66,814
Net sales to a related party	88,215	84,580	301,206	154,966
Cost of sales	(24,845)	(41,051)	(157,022)	(116,254)
Gross profit	114,982	68,153	302,716	105,526

Operating expenses:
Selling, general and administrative - including stock based compensation of $0 for the three months ended September 30, 2023 and 2022, and $0 and $20,500 for the nine months ended September 30, 2023 and 2022, respectively	280,749	326,473	944,008	991,557
Bad debt expense (recovery) - related party	-	(21,799)	105,465	-
Total operating expenses	280,749	304,674	1,049,473	991,557
Loss from operations	(165,767)	(236,521)	(746,757)	(886,031)

Other income (expenses)
Other income	300	4,210	33,094	16,215
Interest expense	(80,046)	(195,424)	(304,067)	(580,075)
Interest expense to related parties	(4,808)	(4,272)	(13,862)	(12,740)
Change in fair value of convertible notes and derivatives	(26,665)	1,019,736	(116,850)	6,569,581
Stock based loan modification cost	-	(10,500)	-	(10,500)
Loss on settlement of debt	(1,500)	-	(1,850)	(151,559)
Total other income (expenses)	(112,719)	813,750	(403,535)	5,830,922
(Loss) income before income taxes	(278,486)	577,229	(1,150,292)	4,944,891
Provision for income taxes	-	-	-	-
Net (loss) income	$(278,486)	$577,229	$(1,150,292)	$4,944,891

Net (loss) income per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding during the period - basic	7,613,406,562	7,592,286,997	7,602,596,719	7,471,152,031

Weighted average number of shares outstanding during the period - diluted	7,613,406,562	15,597,613,916	7,602,596,719	15,104,777,470

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended September 30, 2023 and 2022

(Unaudited)

	Preferred Stock Series B		Common Stock		C.S to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -June 30, 2023	12,000,000	$12,000	7,039,727,214	$7,039,727	557,375,000	$469,678	$53,653,261	$(74,423,924)	$(13,249,258)

Common stock issued for conversion of debt	-	-	25,000,000	25,000	-	-	(22,500)	-	2,500
Net loss	-	-	-	-	-	-	-	(278,486)	(278,486)
Balance -September 30, 2023	12,000,000	$12,000	7,064,727,214	$7,064,727	557,375,000	$469,678	$53,630,761	$(74,702,410)	$(13,525,244)

	Preferred Stock Series B		Common Stock		C.S to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -June 30, 2022	12,000,000	$12,000	7,029,727,214	$7,029,727	556,625,000	$469,103	$53,653,261	$(77,361,327)	$(16,197,236)

Common stock issued for debt modification and penalty	-	-	10,000,000	10,000	500,000	500	-	-	10,500
Net income	-	-	-	-	-	-	-	577,229	577,229
Balance -September 30, 2022	12,000,000	$12,000	7,039,727,214	$7,039,727	557,125,000	$469,603	$53,653,261	$(76,784,098)	$(15,609,507)

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Preferred Stock Series B		Common Stock		C.S to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2022	12,000,000	$12,000	7,039,727,214	$7,039,727	557,375,000	$469,678	$53,653,261	$(73,552,118)	$(12,377,452)

Common stock issued for conversion of debt	-	-	25,000,000	25,000	-	-	(22,500)	-	2,500
Net loss	-	-	-	-	-	-	-	(1,150,292)	(1,150,292)
Balance -September 30, 2023	12,000,000	$12,000	7,064,727,214	$7,064,727	557,375,000	$469,678	$53,630,761	$(74,702,410)	$(13,525,244)

	Preferred Stock Series B		Common Stock		C.S to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2021	12,000,000	$12,000	6,774,360,964	$6,774,361	556,625,000	$469,103	$53,595,875	$(81,728,989)	$(20,877,650)

Common stock issued for debt modification and penalty	-	-	10,000,000	10,000	500,000	500	-	-	10,500
Common stock issued for conversion of debt	-	-	12,000,000	12,000	-	-	24,000	-	36,000
Common stock issued for settlement of debt	-	-	243,366,250	243,366	-	-	33,386	-	276,752
Net income	-	-	-	-	-	-	-	4,944,891	4,944,891
Balance -September 30, 2022	12,000,000	$12,000	7,039,727,214	$7,039,727	557,125,000	$469,603	$53,653,261	$(76,784,098)	$(15,609,507)

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net (loss) income	$(1,150,292)	$4,944,891
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Bad debt expense - related party	105,465	-
Loss on settlement of debt and accrued expense	1,850	151,559
Depreciation	16,328	17,088
Stock-based compensation	-	20,500
Stock-based loan modification cost	-	10,500
Amortization of convertible notes receivable discount	(2,731)	(16,215)
Change in fair value of convertible notes and derivatives	116,850	(6,569,581)
Amortization of loan discount	120,755	404,549
Amortization of operating lease right-of-use assets	57,509	50,414
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(305)	24,418
Increase in inventory	(5,221)	(9,557)
Increase in other receivable	(43,363)	(12,000)
Decrease (increase) in prepaid expenses and other current assets	(12,348)	(52,000)
Increase (decrease) in accounts payable	25,111	40,385
Increase in accrued expenses	146,285	112,056
Increase in accrued payroll due to officers	120,000	120,000
Increase in deferred revenue - related party	178,634	111,011
Increase (decrease) in accrued interest to related parties	17,231	1,252
Decrease in operating lease obligations	(55,565)	(57,670)
Net cash used in operating activities	(363,807)	(708,400)

Cash flows from investing activities:
Sale of Stemsation stock	33,516	-
Convertible notes receivable advances	(12,310)	(16,451)
Convertible notes receivable repayments	12,500	50,250
Acquisition of equipment	-	(57,993)
Net cash provided by (used) in investing activities:	33,706	(24,194)

Cash flows from financing activities:
Loans from officer	491,530	62,201
Repayment of officer loans	(132,800)	(204,000)
Proceeds from convertible notes	36,500	710,000
Repayment of convertible notes	(32,579)	(60,994)
Advances from other notes payable	182,200	251,340
Repayments of other notes payable	(214,750)	(116,863)
Net cash provided by financing activities	330,101	641,684

Net change in cash	-	(90,910)

Cash - beginning of period	-	90,910

Cash - end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$75,555	$84,460
Cash paid for income taxes	$-	$-

Non Cash Financing and Investing:
Common stock issued in settlement of notes	$-	$276,752
Common stock issued for conversion of debt	$2,500	$36,000
Warrants issued with Debt —Debt discount	$-	$100,000
Stemsation shares awarded but not yet issued in settlement of convertible notes receivable	$195,284	$-
Stemsation shares received in settlement of convertible notes receivable	$68,716	$-
Reclassification of other receivable to convertible notes receivable	$39,363	$15,000

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

Liquidity and Going Concern

Our Unaudited Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $74,702,410 at September 30, 2023. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $13,586,792 and a stockholders’ deficit of $13,525,244 at September 30, 2023.

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

Use of Estimates

The accompanying Unaudited Condensed Consolidated Financial Statements are prepared in accordance with U.S.GAAP which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Significant estimates include our ability to continue as going concern, the recoverability of inventories and long-lived assets, the recoverability of amounts due from officer, the valuation of stock-based compensation and certain debt and derivative liabilities, recognition of loss contingencies and deferred tax valuation allowances. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which would be recorded in the period in which they become known.

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. No allowance for doubtful account is deemed to be required at September 30, 2023 and December 31, 2022.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. We classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of goods sold. We performed an evaluation of our inventory and related accounts at September 30, 2023 and December 31, 2022, and increased the reserve on supplier advances for future venom purchases included in prepaid expenses and other current assets by $0 and $26,410, respectively. At both September 30, 2023 and December 31, 2022, the total valuation allowance for prepaid venom was $320,572.

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

Cash and cash equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the unaudited consolidated statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had no cash or cash equivalents balances.

Concentration of Credit Risk

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. For the three and nine months ended September 30, 2023, one customer, a related party, accounted for approximately 63% and 66% of total revenues, respectively. For the three and nine months ended September 30, 2022, the same customer accounted for approximately 77% and 70% of total revenues, respectively. As of September 30, 2023 and December 31, 2022, 100% of the accounts receivable balance are reserves due from one payment processor.

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

Income Taxes

The Company recorded no income tax expense for the nine months ended September 30, 2023 and 2022 because the estimated annual effective tax rate was zero. The Company applies the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, as well as for net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of September 30, 2023, the Company continues to maintain a full valuation allowance against its net deferred tax assets due to a history of operating losses and the uncertainty regarding the Company’s ability to generate sufficient future taxable income to realize such assets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic and diluted numerator:

Net income (loss) - basic	$(278,486)	$577,229	$(1,150,292)	$4,944,891

Effect of dilutive securities:
Change in fair value of convertible notes	-	(730,917)	-	(805,027)
Interest on convertible debt	-	61,313	-	213,995
Net income (loss) - diluted	$(278,486)	$(92,375)	$(1,150,292)	$4,353,859

Basic and diluted denominator:

Weighted-average common shares outstanding - basic	7,613,406,562	7,592,286,997	7,602,596,719	7,471,152,031

Effect of dilutive securities:
Convertible debt	-	8,005,326,919	-	7,633,625,439
Options and warrants	-	-	-	-
Weighted-average common shares outstanding - diluted (1)	7,613,406,562	15,597,613,916	7,602,596,719	15,104,777,470

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

(1)	Includes potential common shares that are in excess of authorized shares.

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because (1) for the three months ended September 30, 2023, the effect of including these potential shares was antidilutive due to a net loss and (2) for the three months ended September 30, 2022, the exercise prices of the options and warrants were greater than the average market price of the common shares:

	September 30, 2023	September 30, 2022
Options and warrants	-	447,014,285
Convertible notes payable at fair value	18,235,390,210	-
Convertible notes payable	6,441,588,636	-
Total	24,676,978,846	447,014,285

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because (1) for the nine months ended September 30, 2023, the effect of including these potential shares was antidilutive due to a net loss and (2) for the nine months ended September 30, 2022, the exercise prices of the options and warrants were greater than the average market price of the common shares:

	September 30, 2023	September 30, 2022
Options and warrants	-	447,014,285
Convertible notes payable at fair value	18,235,390,210	-
Convertible notes payable	6,441,588,636	-
Total	24,676,978,846	447,014,285

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

Not Yet Effective Pronouncements

The Company has evaluated the impact of the following recently issued accounting standards, which have not yet been adopted as of September 30, 2023:

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

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the condensed consolidated financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at September 30, 2023 and December 31, 2022:

	Fair Value Measurements at September 30, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$-	$-	$-	$-
Derivative liabilities	$644,159	$-	$644,159	$-
Convertible notes at fair value	$1,823,539	$-	$-	$1,823,539

	Total	Level 1	Level 2	Level 3
	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$6,072	$-	$-	$6,072
Derivative liabilities	$623,507	$-	$623,507	$-
Convertible notes at fair value	$1,729,183	$-	$-	$1,729,183

The following table shows the changes in fair value measurements for the warrant liability using significant unobservable inputs (Level 3) during the nine months ended September 30, 2023 and the year ended December 31, 2022:

Description	September 30, 2023	December 31, 2022
Beginning balance	$6,072	$710,585
Purchases, issuances, and settlements	-	324,379
Total gain included in earnings (1)	(6,072)	(1,028,892)
Ending balance	$-	$6,072

(1)	The gain related to the revaluation of our warrant liability is included in “Change in fair value of convertible notes and derivatives” in the accompanying unaudited condensed consolidated statements of operations.

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

We valued derivative liabilities using the number of potential convertible shares for warrants in equity and convertible notes with fixed conversion price that are recorded at amortized cost times the closing stock price of our restricted common stock at September 30, 2023. These derivative liabilities are recorded due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit and the equity environment is tainted, and therefore all convertible debt and options and warrants should be accounted for as liabilities.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at September 30, 2023 and December 31, 2022:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
September 30, 2023	$663,529	8%-10%	19%-24%	N/A	$0.00005-$0.00006	50%-60%	3 to 25 Days
December 31, 2022	$681,446	8%-10%	19%-24%	N/A	$0.00005-$0.00006	50%-60%	3 to 25 Days

Using the stated assumptions summarized in the table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2023 and the year ended December 31, 2022:

Description	September 30, 2023	December 31, 2022
Beginning balance	$1,729,183	$2,855,709
Loss (gain) from change in fair value (1)	102,273	(1,015,526)
Repayments in cash	(5,417)	(75,000)
Conversion to common stock	(2,500)	(36,000)
Ending balance	$1,823,539	$1,729,183

(1)	The losses (gains) related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying unaudited condensed consolidated statements of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At September 30, 2023 and December 31, 2022, inventories were as follows:

	September 30, 2023	December 31, 2022
Raw Materials	$100,570	$100,570
Finished Goods	9,087	3,866
Total Inventories	109,657	104,436
Less: Long-term inventory	(80,570)	(80,570)
Current portion	$29,087	$23,866

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Computer equipment	$-	$25,120
Furniture and fixtures	20,805	34,757
Lab equipment	108,845	162,557
Telephone equipment	-	12,421
Office equipment – other	-	16,856
Leasehold improvements	-	73,168
Total	129,650	324,879
Less: Accumulated depreciation	(65,966)	(244,867)
Property and equipment, net	$63,684	$80,012

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At September 30, 2023, we believe the carrying values of our long-lived assets are recoverable. During the first quarter of 2023, the Company wrote off $195,229 in fully depreciated assets. Depreciation expense for the three-months ended September 30, 2023 and 2022 was $5,442 and $5,898, respectively. Depreciation expense for the nine-months ended September 30, 2023 and 2022 was $16,328 and $17,088, respectively.

5. DUE TO/FROM OFFICER

At September 30, 2023, the net balance due to Rik Deitsch, the Company’s former CEO, and the companies majority owned and controlled by him (collectively referred to as “Due to Officer”) in the aggregate is $579,610, which net balance is unsecured and accruing interest at 4%. During the three and nine months ended September 30, 2023, in the aggregate, we repaid $132,800 and were advanced $491,530 on this balance. Additionally, accrued interest on the outstanding balance was $8,008 and is included in the due to officer account. The Company had fully reserved receivables from companies owned by him. The reserve was $177,261 as of September 30, 2023. The bad debt expense of $0 and $105,465 was recorded for the three and nine months ended September 30, 2023, respectively.

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

6. DEBTS

Debts consist of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Notes payable – Unrelated third parties (Net of discount of $25,510 and $6,146, respectively) (1)	$1,322,245	$1,329,509
Convertible notes payable – Unrelated third parties (Net of discount of $14,925 and $75,365, respectively) (2)	4,861,341	4,754,686
Convertible notes payable, at fair value (3)	1,823,539	1,729,183
Other advances from an unrelated third party (4)	225,000	225,000
SBA notes payable (5)	149,900	149,900
Ending balances	8,382,025	8,188,278
Less: Long-term portion-Notes payable-Unrelated third parties	(26,487)	(105,640)
Less: Long-term portion-Convertible Notes payable-Unrelated third parties	-	(1,820)
Less: Long-term portion- SBA notes payable	(144,497)	(146,970)
Current portion	$8,211,041	$7,933,848

(1)	At September 30, 2023 and December 31, 2022, the balance of $1,322,245 and $1,329,509 net of discount of $25,510 and $6,146, respectively, consisted of the following loans:

●	In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The Notes carry interest at 12% annually and were originally due on the date that was six-months from the execution and funding of the note. The notes were convertible into shares of Company’s common stock at a conversion price of $0.008 per share. At September 30, 2023 and December 31, 2022, we owed principal balance of $91,156, and accrued interest of $70,976 and $62,795, respectively. The remaining principal balance of $91,156 and accrued interest of $70,976 are subject to litigation and a settlement was reached in May 2025 (See Note 12 and Note 14).

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly instalments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. We signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). We repaid $25,000 during the three months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013, the debt of $281,772 reverted back to LPR and remains outstanding at September 30, 2023 and December 31, 2022.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge. The debt of $55,410 reverted back to University Centre West Ltd. and is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At September 30, 2023 and December 31, 2022, the accrued interest is $7,555 and $6,797, respectively.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At September 30, 2023 and December 31, 2022, the outstanding principal balance is $50,000 and accrued interest is $95,600 and $86,500, respectively.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At September 30, 2023 and December 31, 2022, the outstanding principal balance is $50,000 and accrued interest is $88,800 and $79,700, respectively.

●	A promissory note originally issued to an unrelated third party in August 2016 was restated in September 2019 in the amount of $333,543 bearing monthly interest at a rate of 2.0% and was due September 2020. The Note is in default and negotiation of settlement. At September 30, 2023 and December 31, 2022, the principal balance is $333,543, and the accrued interest is $329,540 and $268,835, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In March 2018, $15,000 of the principal balance of the note was assigned to an unrelated third party and is in negotiation of settlement. In January 2019, the remaining principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). At September 30, 2023 and December 31, 2022, the principal balance outstanding is $15,000, and the accrued interest is $1,371.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At September 30, 2023 and December 31, 2022, the accrued interest is $85,100 and $76,000, respectively.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At September 30, 2023 and December 31, 2022, the accrued interest is $7,966 and $7,018, respectively.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively, with the monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. The Company repaid an aggregate of $136,527 over the four years from 2018 through 2021. The portion of settlement of $130,401 was repaid in full as of March 31, 2021. At September 30, 2023 and December 31, 2022, the outstanding principal balance is $33,874, and is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At September 30, 2023 and December 31, 2022, the principal balance of the note is $50,000.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. During March 2020, $50,000 of the Note was settled for 125,000,000 shares with a fair value of $87,500. We recorded a loss on settlement in other expense for $37,500 in March 2020. An additional 36,000,000 shares were issued to satisfy the default provision of the original note and 10,000,000 shares were issued along with the restatement. The total fair value of issued stock was $32,200. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. We repaid a total of $15,000 during the first and fourth quarters of 2022. At September 30, 2023 and December 31, 2022, the principal balance of the loan is $69,000, and is in default and negotiation of further settlement.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note is in default and in negotiation of settlement. The note was due in six months from the execution and funding of the note. At September 30, 2023 and December 31, 2022, the principal balance of the note is $18,000 and the accrued interest is $2,000. The accrued interest represents a one-time amount and no further interest is accruing on the note.

●	In June 2022, the Company entered a Purchase and Sale of Future Receipts Agreement with a non-related party. This third party purchased $87,000 of the merchant sales for $60,000. In exchange for the purchased amount, the Company agreed to authorize the buyer to debit the amount from the Company’s bank account according to the remittance frequency, until the buyer has received the purchase amount of $87,000. The Company has recorded a total debt discount of $29,685 for the loan origination fees and loan issuance cost. The total debt discount was amortized over the term of the loan. Amortization for the debt discount for the year ended December 31, 2022 was $24,739. During the first quarter of 2023, the remaining debt discount of $4,946 was fully amortized. We repaid $72,500 during the year ended December 31, 2022 and repaid the remaining $14,500 in full during the first quarter of 2023. At September 30, 2023 and December 31, 2022, the principal balance, net of debt discount of $0 and $4,946, is $0 and $9,554, respectively.

●	In January 2022, the Company received a loan for $199,000 from a non-related party. The loan has been repaid in full in October 2022 along with interest on average 63.76% annum. The Company has recorded loan costs in the amount of $4,975 for the loan origination fees paid at inception date. The total loan cost of $4,975 has been amortized in full during the year ended December 31, 2022. The amortization of loan cost for the three and nine months ended September 30, 2022 is $850 and $2,300, respectively.

In October 2022, the Company received a second loan for $199,000. The second loan was repaid in full in November 2024 (see Note 14), together with interest at an average annual rate of approximately 51%. Weekly payments ranged from approximately $2,000 to $3,800; due to our financial hardship, the lender periodically reduced the payment amounts to provide temporary relief. The Company has recorded loan costs in the amount of $2,488 for the second loan’s origination fees paid at inception date. The total loan cost is amortized over the term of the loan. The loan is under personal guarantee by Mr. Deitsch. We repaid $15,100 during the year ended December 31, 2022, and an additional $64,991 during the nine months ended September 30, 2023. At September 30, 2023 and December 31, 2022, the principal balance, net of debt discount of $0, and $1,200, is $118,909 and $182,700, respectively. The amortization of loan cost for three and nine months ended September 30, 2023 is $0 and $1,200, respectively.

●	In December 2022, a promissory note of $17,000 was issued to an unrelated third party, scheduled to be repaid through monthly payments of $1,518 with interest at an average annual rate of 12.99%. In February 2023, the Company issued a $25,000 promissory note to the same party, using the proceeds to fully repay the December 2022 loan. Although structured for repayment in 12 monthly installments, the note was settled in full ahead of schedule in July 2023. At that time, the Company issued a new $32,000 promissory note to the same party, with the proceeds applied to retire the February 2023 note. The July 2023 note was repaid in August 2023 in connection with the issuance of a $34,000 promissory note, which was fully repaid in September 2024. Total interest expense was $521 and $1,917 for the three and nine months ended September 30, 2023, respectively. At September 30, 2023 and December 31, 2022, the principal balance of the loan is $30,963 and $17,000, respectively.

●	In June 2023, the Company entered into a Purchase and Sale of Future Receipts Agreement with an unrelated third party. Pursuant to the agreement, the buyer purchased $135,850 of the Company’s future receivables for total proceeds of $91,200. Under the terms of the agreement, the Company authorized the buyer to debit amounts directly from its bank account at a specified remittance frequency until the total purchased amount of $135,850 was fully collected. In connection with the transaction, the Company recorded a total debt discount of $44,650, representing loan origination fees and issuance costs, which was amortized over the term of the agreement. The outstanding balance under this agreement was fully repaid in February 2024 in conjunction with the initiation of a subsequent agreement. Amortization for the debt discount for the three and nine months ended September 30, 2023 was $16,590 and $19,410, respectively. We repaid $58,222 during the second and third quarter of 2023. At September 30, 2023, the principal balance, net of debt discount of $25,510, is $52,118.

(2)	At September 30, 2023 and December 31, 2022, the balance of $4,861,341 and $4,754,686 net of discount of $14,925 and $75,365, respectively, consisted of the following convertible loans:

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000 and a conversion option at $0.001 per share. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At September 30, 2023 and December 31, 2022, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to 14 unrelated third parties for a total of $525,150 with original issue discount of $44,150. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. During May 2019, we restated two convertible notes payable with additional original issuance discount of $6,400. The two restated notes were due in August 2020 and are in default. At September 30, 2023 and December 31, 2022, the outstanding principal balance of the notes issued in 2018 was $509,550.

●	During February 2019, the Company issued convertible notes payable totalling $55,000 with an original issuance discount of $5,000. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.0005 per share. In August and October 2020, the notes were amended to include additional original issuance discounts of $9,200 and were accompanied by the issuance of warrants. All warrants associated with these notes expired during 2022. As of September 30, 2023, there are no outstanding warrants related to these notes (See Note 8).

●	During November 2019, we issued a convertible promissory note to an unrelated third party for $137,500 with original issuance discount of $12,500. The note was due nine months from the execution and funding of the notes. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price of $0.000275. The Note was in default and negotiation of settlement.

At September 30, 2023 and December 31, 2022, the outstanding principal balance of the notes issued in 2019 was $201,700.

●	During the year ended December 31, 2020, the Company issued convertible notes payable of $555,600 with an original issuance discount of $53,600. The notes are convertible into shares of the Company’s common stock at a conversion price ranging from $0.0002 to $0.0008 per share. In May 2022, $16,500 of the notes issued in November 2020 were settled through the issuance of common stock. At September 30, 2023 and December 31, 2022, the outstanding principal balance of the notes issued in 2020 was $539,100. In addition, in connection with the issuance of two of the above mentioned convertible notes of $57,500 with original issuance discount of $7,500 due in one year, the Company granted 71,875,000 warrants at an exercise price of $0.002 per share that expired in August 2022. (See Note 8). The notes are currently in default and under negotiation for settlement.

●	During 2021, we issued convertible promissory notes to unrelated third parties totaling $2,480,043 with original issuance discounts of $323,484. The Noteholders have the right to convert the note into shares of Common Stock at a conversion price ranging from $0.0003 to $0.002 per share. The notes were due one year from the execution and funding of the notes.

During December 2021, in connection with the issuance of three of the above mentioned convertible notes of $172,500 with original issuance discount of $22,500 due in one year, the Company granted the additional warrants that expired in December 2022 (See Note 8).

●	During March 2021, the remaining balance of the promissory note of $30,000 originally issued in September 2018 was sold to an unrelated third party in the form of a convertible note at a fixed conversion price of $0.01 per share. The new note carries interest at 12% with scheduled monthly payments of $1,000 beginning in April 2021 through March 2024. Repayments of $9,807 and $7,323 have been made during 2022 and 2021, respectively. Repayments of $8,162 have been made during the first, second and third quarter of 2023. The principal balance as of September 30, 2023 and December 31, 2022 is $4,708 and $12,870, and the interest expense for the three months ended September 30, 2023 and 2022 is $198 and $513, respectively. The interest expense for the nine months ended September 30, 2023 and 2022 is $838 and $1,756, respectively.

●	During August 2021, the promissory note of $166,926 was restated in the form of a convertible note at a fixed conversion price of $0.002 per share. The restated balance is $183,619 with an original issuance discount of $16,693 and was due February 2022. During February 2022, we issued 20,866,250 shares of common stock to satisfy the principal balance of $16,693. The remaining balance of $166,926 was further restated into a convertible note with a fixed conversion price of $0.002 per share, maturing in August 2022. In August 2022, the balance of $166,926 was further restated with an original issuance discount of $16,693 in the form of a convertible note at a fixed conversion price of $0.002 per share due February 2023, provided that our agreement to repay $16,693 in cash by October 2022. However, we failed to meet this repayment obligation. As a result, the new convertible note amounts to a total of $200,312 (including $166,926, $16,693, and an original issuance discount of $16,693) with a fixed conversion price of $0.002 per share, due February 2023. The Company made a payment of $5,000, which was applied against accrued late payment penalties. As of September 30, 2023, the total balance outstanding was $213,997, including a late payment penalty balance of $13,685. In February 2024, the balance of $200,312 and the related penalty were restated (See Note 14).

●	During 2022, we issued convertible promissory notes to unrelated third parties totaling $874,000 with original issuance discounts of $114,000. The noteholders have the right to convert the notes into shares of common stock at conversion prices ranging from $0.0005 to $0.0008 per share, and the notes are due one year from their respective execution and funding dates.

●	During January and May 2022, in connection with the issuance of one of the above mentioned convertible notes of $115,000 with original issuance discount of $15,000 due in one year, the Company granted the 164,285,714 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. The warrants were valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. As of September 30, 2023, all warrants expired. The debt discounts associated with the warrants and OID for $100,000 and $15,000, respectively, were amortized over the life of the notes. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the warrants issued with debt were treated as derivative liabilities requiring fair value adjustment at each reporting date. The warrants were valued at their fair value of $0 and $6,072 using the Black-Scholes method on September 30, 2023 and December 31, 2022, respectively (See Note 8).

●	During 2022, the convertible promissory notes for a total of $339,825 were amended to add additional original issuance discount for a total of $50,974 and matured in July 2023.

●	During June 2022, we repaid a convertible note payable originated in May 2021 in cash for $5,750. During May 2022, in connection with the settlement of a total of $108,500 of the Notes originated in 2020 ($16,500) and 2021($92,000) with one noteholder, we issued 222,500,000 shares of common stocks in satisfaction of $108,500 of the Notes with a fair value of $222,500 (See Note 7). The settlement resulted in a loss on settlement of debt for $0 and $114,000 for the three and nine months ended September 30, 2022, respectively.

●	In August 2022, we settled a convertible note payable of $17,250 issued in July 2021 for a total repayment of $18,000, resulting in a recorded loss of $750. Of this repayment, $12,000 was repaid in 2022, and the remaining $6,000 was repaid in January and February 2023.

●	In November 2022, the Company settled a convertible note payable of $11,500, originally issued in April 2021, with a cash payment of $12,363. The settlement resulted in a loss on settlement of debt of $863.

●	During the first quarter of 2023, the convertible promissory notes for a total of $103,788 were amended to add additional original issuance discount for a total of $15,568 scheduled to expire in January 2024.

●	During the first quarter of 2023, we issued a convertible promissory note to an unrelated third party for a total of $28,750 with an original issuance discount of $3,750. The Noteholder has the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0006 per share. The note is due one year from the execution and funding of the note.

●	In March 2023, the Company repaid $5,000 of its outstanding convertible promissory notes of $52,500 originated in September 2021.

●	In February 2023, the Company settled a $1,150 convertible note originated in January 2021 with a cash payment of $1,500, resulting in a $0 and $350 loss on settlement for the three and nine months ended September 30, 2023, respectively.

●	During the second quarter of 2023, the convertible promissory notes for a total of $6,613 were amended to add additional original issuance discount for a total of $992 and matured in May 2024.

●	During the third quarter of 2023, the convertible promissory notes for a total of $86,624 were amended to add additional original issuance discount for a total of $12,994 and matured in July 2024.

●	During the third quarter of 2023, we issued a convertible promissory note to an unrelated third party for $13,225 with an original issuance discount of $1,725. The Noteholder has the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0006 per share. The note is due one year from the execution and funding of the note.

●	During the third quarter of 2023, the Company settled convertible promissory notes of $11,500, which had a conversion price of $0.002. The Company completed repayment in the fourth quarter of 2023, with $13,000 in cash repayments, recognizing a $1,500 loss on settlement of debt for the three months and nine months ended September 30, 2023.

●	At the date of this report, $4,671,246 of the above-mentioned convertible notes payable are in default and in negotiation of settlement.

●	The total discount amortization on all notes for the three and nine months ended September 30, 2023 is $10,633 and $95,469, respectively. The total discount amortization on all notes for the three and nine months ended September 30, 2022 was $123,813 and $388,994, respectively. At September 30, 2023, the principal balance of the notes, net of discount of $14,925 is $4,861,341. At December 31, 2022, the principal balance of the notes, net of discount of $75,365 is $4,754,686.

(3)	At September 30, 2023 and December 31, 2022, the balance of $1,823,539 and $1,729,183, respectively, consisted of the following convertible loans:

●	The balance of $20,000 of a Convertible Note originated in March 2016 is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. We have accrued interest at a default interest rate of 20% after the note’s maturity date. At September 30, 2023 and December 31, 2022, the convertible notes payable with principal balance of $20,000 plus accrued interest of $28,272 and $25,239, at fair value, were recorded at $87,768 and $82,249, respectively.

●	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note was due on May 4, 2018. The Note holder has the right to convert the note into shares of Common Stock at sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. We have accrued interest at a default interest rate of 19% after the note’s maturity date. After prior conversions, at September 30, 2023 and December 31, 2022, the remaining principal of $12,629 plus accrued interest of $19,254 and $17,359, respectively, at fair value, was recorded at $53,138 and $49,981, respectively. The remaining principal balance of the Note is in default.

●	During October 2020, we issued a Convertible Debenture in the amount of $250,000 to an unrelated third party. The note was due in October 2021. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. Upon default, we increased the outstanding principal by 10% and began accruing interest at the default rate of 24% from the note’s maturity date. At September 30, 2023 and December 31, 2022, the convertible note payable with principal balance of $275,000 plus accrued interest of $148,022 and $98,658, respectively, at fair value, were recorded at $846,044 and $747,316.

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party, and during August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. Both notes carry interest at 8% and were due one year from issuance, unless previously converted into shares of restricted common stock. Following maturity, we accrued interest at the default rate of 24%. The noteholders have the right to convert the notes into shares of common stock at fifty-five percent of the average of the three lowest trading prices of our restricted common stock for the fifteen trading days including the date of receipt of the conversion notice. At September 30, 2023 and December 31, 2022, the combined convertible notes payable plus accrued interest of $75,634 and $63,102, respectively, were recorded at fair value of $264,789 and $242,003.

●	During January 2019, we issued a convertible denture in the amount of $75,900 to an unrelated third party. The note was due in one year from the restatement date of the note. During November 2020, the Note holder assigned $20,000 of the $75,900 convertible note in January 2019 to a third party. The Noteholder has the right to convert the note into shares of Common Stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion.

At September 30, 2023 and December 31, 2022, the convertible note payable of $55,900, at fair value, was recorded at $111,800. The note was due January 2020. The Note is in default and negotiation of settlement.

●	During February 2019, we issued a convertible promissory note to an unrelated third party in the amount up to $1,000,000, with funds disbursed in multiple payments. Each portion of the note is due two years from its respective execution and funding date. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. During 2019 and 2020, amounts totaling $372,374 and $20,199, respectively, were funded under the note. Additionally, $132,000 was funded, and $40,480 was repaid during the year ended December 31, 2021. In connection with issuance of the convertible note, the Noteholder agreed to eliminate two outstanding Notes of $27,000 and the accrued interest of $11,412 that were held by the Noteholder’s defunct entities. In connection with the issuance of the convertible note payable tranches during the year ended December 31, 2021, we recognized a day-one derivative loss of $2,042,612. Through December 31, 2020, the Note holder converted a total of 1,250,000,000 shares of common stock in full satisfaction of $275,000 of principal. During February through June 2021, the Note holder received a total of 240,350,000 shares of our restricted common stock in satisfaction the $120,175 of the Note with a fair value of $2,344,399. During February 2022, the Noteholder received 12,000,000 shares of our restricted common stock in satisfaction the $6,000 of the Note with a fair value of $36,000. (See Note 7). In August 2023, the Noteholder received 25,000,000 shares of our restricted common stock in satisfaction of the $12,500 of the Note with a fair value of $2,500. Repayments of $65,000 were made during 2022, with an additional $5,417 repaid in the second and third quarter of 2023. At September 30, 2023 and December 31, 2022, the convertible note payable with principal balance of $0 and $17,917, at fair value, was recorded at $0 and $35,834.

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. During October 2022, repayment of $10,000 was made. At September 30, 2023 and December 31, 2022, the convertible note payable with principal balance of $230,000, at fair value, was recorded at $460,000. The Note is in default and negotiation of settlement.

(4)	At September 30, 2023 and December 31, 2022, the balance of $225,000 consisted of the advances received from a third party during the periods from May 2019 through May 2020 in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold.

(5)	During April and June 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”) considering the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, in the amount of $731 commenced in February 2023. The balance of principal and interest is payable over a 360-month period from the date of the SBA Loan Agreement. The SBA requires that the Company collateralize the loan to the maximum extent up to the loan amount. If business fixed assets do not “fully secure” the loan the lender may include trading assets (using 10% of current book value for the calculation), and must take available equity in the personal real estate (residential and investment) of the principals as collateral. During the first through third quarter of 2023, total repayments of $8,041 were made and applied to accrued interest. The accrued interest as of September 30, 2023 and December 31, 2022 for the EIDL loans are $10,709 and $14,531, respectively. The interest expense for the three and nine months ended September 30, 2023 is $1,406 and $4,219, respectively. The interest expense for the three and nine months ended September 30, 2022 is $1,406 and $4,219, respectively.

At September 30, 2023, the future minimum principal payments for all debts are as follows:

September 30,	Amount
2024	$8,211,041
2025	29,895
2026	3,538
2027	3,673
2028	3,813
Thereafter	130,065
$8,382,025
Less: Long-term portion
SBA notes payable	(144,497)
Notes payable	(26,487)
Current portion	$8,211,041

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

During January and May 2022, in connection with the issuance of the convertible note of $115,000 with original issuance discount of $15,000 due in one year, the Company granted the 164,285,714 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. As of September 30, 2023, all of these warrants had expired. The warrants were valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the warrants issued with debt were treated as derivative liabilities requiring fair value adjustment at each reporting date. The warrants were valued at their fair value of $0 and $6,072 using the Black-Scholes method on September 30, 2023 and December 31, 2022, respectively.

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the year ended December 31, 2022 and the nine months ended September 30, 2023:

	Number Of	Weighted average
	shares	exercise price

Balance December 31, 2021	446,703,571	$0.0017
Exercised	-	-
Issued	164,285,714	0.002
Expired	(446,703,571)	0.0017
Balance December 31, 2022	164,285,714	$0.002
Exercised	-	-
Issued	-	-
Expired	(164,285,714)	0.002
Balance September 30, 2023	-	$-

The following table summarizes information about fixed-price warrants outstanding as of September 30, 2023 and December 31, 2022:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
September 30, 2023	$-	88,138,686	0 years	$-
December 31, 2022	$0.001-0.002	511,124,941	0.20 years	$0.002

9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
Accrued consulting fees	$190,900	$161,550
Accrued settlement expenses (1)	680,235	680,235
Accrued payroll taxes	236,963	227,783
Accrued interest	713,301	605,546
Accrued others	2,913	2,913
Total	$1,824,312	$1,678,027

(1)	On August 28, 2024, the U.S. District Court for the Eastern District of New York entered a final consent judgment against the Company, enjoining it from violating certain provisions of the federal securities laws and ordering disgorgement and civil monetary penalties. The Court entered a final consent judgment in which it was ordered to pay $520,940 in disgorgement and $59,295 in prejudgment interest thereon, as well as $100,000 in civil penalties. As of September 30, 2023 and December 31, 2022, the Company had accrued a total legal settlement amount of $680,235 (See Note 12 and Note 14).

10. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	September 30, 2023	December 31, 2022
Supplier advances for future purchases	$365,572	$320,572
Reserve for supplier advances	(320,572)	(320,572)
Net supplier advances	45,000	-
Prepaid professional fees	29,999	62,651
Total	$74,999	$62,651

We performed an evaluation of our inventory and related accounts at September 30, 2023 and December 31, 2022, and increased the reserve on supplier advances for future venom purchases by $0 and $26,410, respectively. At September 30, 2023 and December 31, 2022, the total valuation allowance for prepaid venom is $320,572.

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

Pursuant to the agreement, the Company is entitled to receive 150,000,000 shares of StemSation’s common stock in exchange for the full settlement of the outstanding notes receivable. As of June 30, 2023, the Company recognized the settlement receivable at $264,000, equal to the carrying amount of the notes receivable exchanged. Accordingly, the convertible notes receivable were derecognized.

During the third quarter of 2023, the Company received 39,043,425 shares in two tranches, which were subsequently sold for total of $68,716 under a series of Stock Purchase Agreements, reducing the carrying value of the settlement receivables to $195,284 as of September 30, 2023.

Of the total proceeds of $68,716, $33,516 was collected in September 2023, while the remaining $35,200 was recorded as a receivable from the sale of StemSation Stock in the accompanying unaudited condensed consolidated balance sheets.

In November 2023, the Company received 20,000,000 additional shares of StemSation common stock as the third tranche under the settlement agreement. These shares were recorded as part of the Company’s investment in StemSation Stock and remain subject to future sale or disposition.

In March 2024, the Company sold 10,000,000 shares to a third party for $17,600. As of the date of this report, the $17,600 from this transaction, together with the $35,200 receivable from September 2023, remains outstanding, totaling $52,800 due to the Company.

Date of Conversion Notice	Conversion Amount	Number of Shares Issued	Value of Shares Issued ($/per share) at Issuance
7/12/2023	$33,516	19,043,425	0.00176
8/24/2023	$35,200	20,000,000	0.00176
11/7/2023	$35,200	20,000,000	0.00176

In summary, $103,916 of the $264,000 settlement was converted into 59,043,425 shares, with the remaining $160,084 expected to be converted in subsequent periods. Of these shares, 49,043,425 were sold under a series of Stock Purchase Agreements for total proceeds of $85,316. As of the reporting date, $33,516 had been received, with the remaining 35,200 to be collected.

During the third quarter of 2023, we purchased one convertible note for $3,300 which included a $300 original issuance discount.

Amortization for all the convertible notes receivable was $300 and $4,210 recognized as other income in the accompanying unaudited condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022, respectively.

Amortization for all the convertible notes receivable was $2,731 and $16,215 recognized as other income in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022, respectively.

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

	September 30,	December 31,
	2023	2022
Lease cost
Operating lease cost	$75,439	$104,867
Short-term lease cost	-	-
Total lease cost	$75,439	$104,867

Balance sheet information
Operating ROU Assets	$251,951	$537,228
Less accumulated amortization	(57,509)	(285,277)
Operating ROU Assets, net	$194,442	$251,951

Operating lease obligations, current portion	$81,419	$74,837
Operating lease obligations, non-current portion	114,967	177,114
Total operating lease obligations	$196,386	$251,951

Weighted average remaining lease term (in years) – operating leases	2.25	3
Weighted average discount rate-operating leases	8%	8%

Supplemental cash flow information related to leases were as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$73,494	$88,728

Future minimum payments under these lease agreements are as follows:

December 31,	Total
2023(remaining 3 months)	$23,072
2024	94,847
2025	97,508
Total future lease payments	$215,427
Less imputed interest	(19,041)
Total	$196,386

Consulting Agreements

During July 2015, we signed an agreement with a company to provide consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of September 30, 2023. As of September 30, 2023 and December 31, 2022 we have accrued $142,500 in accrued expenses on the accompanying condensed consolidated balance sheets.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of September 30, 2023 and December 31, 2022, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

During September 2022, the Company renewed its consulting agreement with an external consultant for a three-year term, providing for monthly compensation of $10,000. Consulting expenses of $30,000 and $90,000 were recorded in the three and nine months ended September 30, 2023 and 2022, respectively, within selling, general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Litigation

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL, however, the mediation was unsuccessful. Defendant also filed affirmative claims against the Plaintiff, its owner Dan Oran and several related entities. On May 19, 2025, the Company entered into a settlement agreement with the counterparty, under which the total obligation was resolved for $125,000. The settlement terms include an initial payment of $35,000 made on May 19, 2025, followed by nine monthly payments of $10,000 each. The agreement also provides that, in the event of a payment default not cured within five business days of written notice, the counterparty may seek entry of a consent judgment against the Company in the amount of $400,000, reduced by any amounts already paid under the settlement. At September 30, 2023 and December 31, 2022, we owed principal balance of $91,156, and accrued interest of $70,976 and $62,795, respectively (See Note 6). The total liability recorded prior to the settlement on May 19, 2025 was $178,526, consisting of $91,156 in principal and $87,370 in accrued interest. The settlement of $125,000 will result in a gain on settlement of $53,526, which will be recognized upon full satisfaction of the payment terms (see Note 14).

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

In July 2024, a final judgment was issued, ordering the defendant to pay $520,940 in disgorgement, $59,295 in prejudgment interest, and a $100,000 civil penalty. As of September 30, 2023 and December 31, 2022, the Company had accrued a total legal settlement amount of $680,235 (See Note 9).

13. RELATED PARTY TRANSACTIONS

The Company acts as a product formulator and contract manufacturer for Avini Health. The Company’s former chief executive officer is an owner of Avini Health and is its chief scientific officer.

Commencing in May 2022, the Company sublets a portion of its space to Avini Health under a one-year sublease for a monthly rent of $5,000, with the first three months rent-free. The lease was terminated on August 31, 2023.

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. We repaid $40,000 of the accrued interest in cash during the first and second quarters of 2021, and $10,000 of accrued interest in common stocks during the fourth quarter of 2021. During the first quarter of 2022, we repaid $5,000 of accrued interest. In April 2022, we repaid $10,000 of accrued interest. At September 30, 2023 and December 31, 2022, we owed this director accrued interest of $163,771 and $149,909, respectively. The interest expense for the three-months ended September 30, 2023 and 2022 was $4,808 and $4,272, respectively. The interest expense for the nine-months ended September 30, 2023 and 2022 was $13,862 and $12,740, respectively.

As of September 30, 2023 and December 31, 2022, we had the following related party balances:

	September 30,	December 31,
	2023	2022
Deferred revenue to a related party	$360,149	$181,515
Due to officer, net	579,610	112,046
Accrued payroll due to officers	1,333,693	1,213,693
Accrued interest to a related party	163,771	149,909

For the three months ended September 30, 2023 and 2022, we had the following related party transactions:

	September 30, 2023	September 30, 2022
Net sales to a related party	$88,215	$84,580
Bad debt expense (recovery)- related party	-	(21,799)
Interest expense to a related party	4,808	4,272

For the nine months ended September 30, 2023 and 2022, we had the following related party transactions:

	September 30, 2023	September 30, 2022
Net sales to a related party	$301,206	$154,966
Bad debt expense - related party	105,465	-
Interest expense to a related party	13,862	12,740

These transactions were not conducted at arm’s length and therefore may not reflect the terms that would have been agreed to with an unrelated third party.

14. SUBSEQUENT EVENTS

Convertible Promissory Notes

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

During the fourth quarter of 2023, the Company issued a convertible promissory note to an unrelated third party for $6,613 with an original issue discount of $863. The noteholder has the right to convert the note into shares of common stock at a fixed conversion price of $0.0005 per share. The note is due one year from its execution and funding. The note is in default and under negotiation for settlement.

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

Settlement of Convertible Debt

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

Settlement of Convertible Notes Receivable

Pursuant to the settlement with StemSation to convert notes receivable totaling $264,000 into shares of StemSation’s common stock, the Company was issued shares in multiple tranches. During November 2023, $35,200 of the $264,000 settlement was converted into 20,000,000 shares. Including the earlier conversion in July and August 2023, a total of $103,916 of the $264,000 settlement was converted into 59,043,425 shares, with the remaining $160,084 expected to be converted in subsequent periods. Of these shares, 49,043,425 shares (39,043,425 during the third quarter of 2023 and 10,000,000 during the first quarter of 2024) were sold under a series of Stock Purchase Agreements for total proceeds of $85,316. As of the reporting date, $33,516 had been received, with the remaining $52,800 to be collected.

During October 2023 through December 2024, we purchased multiple convertible notes from the StemSation for a total of $40,750 with original issuance discount of $3,750. During May 2025, we purchased a convertible note from the StemSation for $28,750, with original issuance discount of $3,750. The notes are convertible into common shares for $0.005 per common share and mature in one year from the funding of the notes. The original issuance discount is amortized over the lives of the notes.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the nine months ended September 30, 2023 has focused upon marketing our homeopathic drugs for the treatment of pain:

●	Nyloxin (Stage 2 Pain)
●	Nyloxin Extra Strength (Stage 3 Pain)
●	Pet Pain–Away
●	Equine Pain–Away
●	Luxury Feet

During the nine months ended September 30, 2023 and thereafter, the following has occurred:

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

Critical Accounting Policies and Estimates

Our condensed consolidated unaudited financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on September 3, 2025. We evaluated the applicability of ASU 2016-03, Intangibles – Goodwill and Other (Topic 350): Simplifying the Transition to the Equity Method of Accounting, which became effective for us in 2023, and determined that it did not impact our financial statements. Accordingly, there were no material changes to our accounting policies during the nine months ended September 30, 2023.

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

Results of Operations – Comparison of Three Months Periods Ended September 30, 2023 and 2022

Net sales to unrelated customers were $51,612 for the three months ended September 30, 2023, compared to $24,624 for the same period in 2022—an increase of $26,988, or approximately 109.6%. The increase primarily reflects higher sales of Nyloxin and Pet Pain-Away.

Net sales to a related party were $88,215 for the three months ended September 30, 2023, compared to $84,580 for the same period in 2022—an increase of $3,635, or approximately 4.3%. The slight increase reflects a stabilization of recurring orders and steady customer demand as the related party’s sales levels normalized following the initial product rollout in March 2022.

Cost of sales for the three–month period ended September 30, 2023 is $24,845 compared to $41,051 for the three–month period September 30, 2022. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the three–month period ended September 30, 2023 is $114,982 or 82.23% compared to $68,153 or 62.41% for the three–month period ended September 30, 2022. The margin improvement primarily reflects lower manufacturing costs associated with sales to a related party.

Selling, general and administrative expenses decreased $45,724 or 14.01% from $326,473 for the quarter ended September 30, 2022 to $280,749 for the quarter ended September 30, 2023, generally due to the overall decrease in professional fees as business activity slowed and operations were limited in response to the unresolved lawsuit. In addition, we had a bad debt expense of $0 and a bad debt recovery of $21,799 from the receivables from companies controlled by the Company’s former CEO for the three months ended September 30, 2023 and 2022, respectively.

Other income was $300 and $4,210 for the three months ended September 30, 2023 and 2022, respectively. The amounts relate to the amortization of debt discounts on convertible notes receivable.

Interest expense, including related party interest expense, decreased $114,842 or 57.51%, from $199,696 for the quarter ended September 30, 2022 to $84,854 for the quarter ended September 30, 2023. This decrease was primarily due to the decrease in amortization of loan discounts in the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022.

We carry certain of our debentures and common stock warrants at fair value. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt, options and warrants are included in the value of the derivative liabilities. For the three months ended September 30, 2023 and 2022, the liability related to these hybrid instruments fluctuated, resulting in a loss of $26,665 and a gain of $1,019,736, respectively. Interest expense on these debentures is included in the fair value loss in the accompanying unaudited condensed consolidated statements of operations.

Loss on settlement of debts increased $1,500 or 100%, from a loss of $0 for the three months ended September 30, 2022 to a loss of $1,500 for the three months ended September 30, 2023. The increase reflects a debt settlement recognized during the current quarter, whereas no such settlements occurred in the comparable period of 2022.

As a result of the foregoing, our net income decreased by $855,715 or 148.25%, from net income of $577,229 for the quarter ended September 30, 2022 to a net loss of $278,486 for the quarter ended September 30, 2023.

Results of Operations – Comparison of Nine Months Periods Ended September 30, 2023 and September 30, 2022

Net sales to unrelated customers were $158,532 for the nine months ended September 30, 2023, compared to $66,814 for the same period in 2022—an increase of $91,718, or approximately 137.27%. The increase primarily reflects higher sales of Nyloxin and Pet Pain-Away.

Net sales to a related party were $301,206 for the nine months ended September 30, 2023, compared to $154,966 for the same period in 2022—an increase of $146,240, or approximately 94.37%. The increase primarily reflects stronger demand for existing products. The prior-year same period included only initial sales following the products launch in March 2022, before full market adoption.

Cost of sales for the nine–month period ended September 30, 2023 is $157,022 compared to $116,254 for the nine–month period September 30, 2022. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the nine–month period ended September 30, 2023 is $302,716 or 65.85% compared to $105,526 or 47.6% for the nine–month period ended September 30, 2022. The margin improvement primarily reflects lower manufacturing costs associated with sales to a related party.

Selling, general and administrative expenses decreased $47,549 or 4.8% from $991,557 for the nine months ended September 30, 2022 to $944,008 for the nine months ended September 30, 2023. The decrease was primarily driven by lower professional fees, as operations were limited due to the unresolved lawsuit, partially offset by higher legal expenses. In addition, we incurred bad debt expense of $105,465 and $0 from the receivables from companies controlled by the Company’s former CEO for the nine months ended September 30, 2023 and 2022, respectively.

Other income was $33,094 and $16,215 for the nine months ended September 30, 2023 and 2022, respectively. The amounts primarily relate to services rendered in exchange for a convertible note receivable and the amortization of debt discounts on convertible notes receivable.

Interest expense, including related party interest expense, decreased $274,886 or 46.37%, from $592,815 for the nine months ended September 30, 2022 to $317,929 for the nine months ended September 30, 2022. This decrease was primarily due to decrease in amortization of loan discounts in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

We carry certain of our debentures and common stock warrants at fair value. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt, options and warrants are included in the value of the derivative liabilities. For the nine months ended September 30, 2023 and 2022, the liability related to these hybrid instruments fluctuated, resulting in a loss of $116,850 and a gain of $6,569,581, respectively. Interest expense on these debentures is included in the fair value loss in the accompanying unaudited condensed consolidated statements of operations.

Loss on settlement of debts decreased $149,709 or 98.8%, from a loss of $151,559 for the nine months ended September 30, 2022 to a loss of $1,850 for the nine months ended September 30, 2023. This decrease in loss was primarily due to fewer debts being settled in the nine months ended September 30, 2023 compared to the same period in 2022.

As a result of the foregoing, our net income decreased by $6,095,183 or 123.26%, from an income of $4,944,891 for the nine months ended September 30, 2022 to a loss of $1,150,292 for the nine months ended September 30, 2023.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended September 30, 2023, we have an accumulated deficit of $74,702,410 at September 30, 2023. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $13,586,792 and a stockholders’ deficit of $13,525,244 at September 30, 2023.

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

Current operations are primarily being funded through a combination of product sales, promissory notes and convertible notes. During the nine months ended September 30, 2023, we raised $36,500 through the issuance of convertible notes and $182,200 through the issuance of a promissory notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2023, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2023, as defined in Rule 13a–15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10–K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of September 30, 2023. In light of this, we performed additional post–closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or 15d–15 under the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2024, a final judgment was issued, ordering the defendant to pay $520,940 in disgorgement, $59,295 in prejudgment interest, and a $100,000 civil penalty. As of September 30, 2023 and December 31, 2022, the Company had accrued a total legal settlement amount of $680,235 (See Note 9).

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

Item 3. Defaults Upon Senior Securities

Debt owed to a Director

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. We repaid $40,000 of the accrued interest in cash during the first and second quarters of 2021, and $10,000 of accrued interest in common stocks during the fourth quarter of 2021. During the first quarter of 2022, we repaid $5,000 of accrued interest. In April 2022, we repaid $10,000 of accrued interest. At September 30, 2023 and December 31, 2022, we owed this director accrued interest of $163,771 and $149,909, respectively.

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

NUTRA PHARMA CORP.
Registrant

Dated: October 28, 2025	/s/ Michael Flax, DDS
Michael Flax, DDS
Chief Executive Officer/Chief Financial Officer

