Form 10-K
period 2023-12-31
NUTRA PHARMA CORP
filed 2025-11-24
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of November 24, 2025, there were 7,099,727,214 shares of common stock and 12,000,000 shares of Series B preferred stock issued and outstanding.

Nutra Pharma Corp (“Nutra Pharma”) and its wholly owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics Inc. are referred to herein as “we”, “our” or “us” (ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2023 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

From October 2009 until December 31, 2023, our operations centered on the marketing of Cobroxin (our discontinued product), Nyloxin and Nyloxin Extra Strength. In December of 2014, we launched Pet Pain-Away and began actively marketing the product. In October of 2021, we began manufacturing a Zeolite detoxification product and conducted some online sales. We launched Equine Pain-Away in October of 2019 and Luxury Feet officially launched distribution in March of 2021.

On March 17, 2022, we announced that we had completed the process of bringing all of our manufacturing in-house. Previously, we had utilized contract manufactures to make our products. We announced that expanding our in-house manufacturing capabilities has put Nutra Pharma in a very good position as far as reduced product costs, higher margins, faster product upgrades and an increased ability to launch new and innovative products.

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

Industry Overview of the Pain Market

Pain is the most common symptom for patients seeking medical attention. Acute and chronic pain affects large numbers of Americans. According to the US Pain Foundation (www.uspainfoundation.org) Almost 21% of the U.S. population—51.6 million adults—lives with chronic pain, defined as pain lasting more than three months. Of those, 17.1 million live with high-impact chronic pain that substantially restricts their ability to work or participate in daily activities. This costs as much as $635 billion yearly in direct healthcare costs, lost productivity and disability payments.

According to The Business Research Company, The global market for chronic pain intervention reached $78.79 billion in 2024. This is expected to exceed $117 billion by 2029. This includes prescription and over-the-counter (OTC) drugs as well as medical devices like portable nerve stimulators.

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

We have the following patents expiring at various dates indicated below:

ReceptoPharm Patents

ReceptoPharm has three issued and several patents pending with the United States Patent and Trademark Office. These patents include:

U.S. Patent No. 8,034,777, Modified Anticholinergic Neurotoxins as Modulators of the Autoimmune Reaction was granted in October 2011with 7 claims. The patent describes a method of treatment of a human patient suffering from Multiple Sclerosis comprising the administration of a disease-mitigating amount of a composition consisting of detoxified and modified alpha-cobratoxin in a saline solution. This patent is meant to protect and support our work in the production of drugs for the treatment of auto-immune diseases. This patent expired on November 22, 2025. We have filed new patents in protection of our clinical platform for the treatment of autoimmune diseases based on manufacturing improvements.

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

We have identified material weaknesses in our internal control over financial reporting, which could adversely affect our financial condition, access to capital, and the market price of our common stock

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. These control deficiencies increase the risk that errors in our financial reporting may occur and remain undetected.

The existence of material weaknesses may also negatively affect our business in other ways. Investors and potential financing sources may view the presence of material weaknesses as increasing the risk of inaccurate financial reporting, which can reduce their willingness to invest in our securities or extend credit on favorable terms. As a result, our ability to raise capital, obtain debt financing, or maintain existing financing arrangements could be adversely affected. In addition, the perception of weak internal controls may negatively impact the market price of our common stock and investor confidence in our Company.

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We incurred net loss of $1,393,356 and net income of $8,176,871 for the years ended December 31, 2023 and 2022, respectively. We incurred net operating losses of $886,979 and $1,907,404 for the years ended December 31, 2023 and 2022, respectively. We anticipate that these operating losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Nyloxin and Pet Pain Away products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have a limited revenue producing history with significant losses and expect losses to continue for the foreseeable future.

We incurred net loss of $1,393,356 and net income of $8,176,871 for the years ended December 31, 2023 and 2022, respectively. We incurred net operating losses of $886,979 and $1,907,404 for the years ended December 31, 2023 and 2022, respectively. As a result, at December 31, 2023, we had an accumulated deficit of $74,945,474. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Nyloxin and Pet Pain-Away products; or a potential licensing of our therapies under development.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2023, we had a working capital deficit of $13,857,577. Our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have a negative cash flow from operations of approximately $0.55 million and $0.76 million for the years ended December 31, 2023 and 2022, respectively. We have insufficient financial resources to fund our operations.

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

From October 2009 until December 31, 2023, our operations centered on the marketing of Cobroxin (our discontinued product), Nyloxin and Nyloxin Extra Strength. In December of 2014, we launched Pet Pain-Away and began actively marketing the product. In May of 2022, we began producing products for Avini Health Corporation. Avini Health distributes wellness and nutritional products through their network of independent distributors in the United States, Canada and the US Virgin Islands. The products that we provide for Avini Health include private label versions of our Nyloxin products and are sold as: Avini Plus Relief oral spray, Avini Plus Relief topical gel and Avini Plus Relief roll-on. We also provide the following products: a dietary fiber blend sold as Avini Plus Fiber, a micronized and activated colloidal suspension of zeolite that is sold as Cell Defender, a mushroom and zeolite blend sold in capsules as ZMUNITY, and a caffeine adaptogenic 2oz energy shot sold as Avini Plus Energy. During fiscal year 2022, we earned revenues of $438,274, $127,306 of it was from sales of Nyloxin and $18,494 of it was from sales of Pet Pain-Away, and $292,474 of it was from sales of Avini Products. During fiscal year 2023, we earned revenues of $594,880, $99,379 of it was from sales of Nyloxin and $67,720 of it was from sales of Pet Pain-Away, $38,465 was from sales of private label clients, and $389,316 of it was from sales of Avini Products. If we cannot achieve sufficient sales levels of our Nyloxin and Pet Pain-Away products or we are unable to secure financing our operations will be negatively affected.

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

As of December 31, 2023, we had 109,150,000 outstanding shares that were subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

Item 3. Legal Proceedings

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At December 31, 2023, we owed principal balance of $91,156 and accrued interest of $73,733 (See Note 6) if the defenses and our new claims are deemed to be of no merit.

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

	2023 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.0004	$0.0001
Second Quarter	$0.0002	$0.0001
Third Quarter	$0.0002	$0.0001
Fourth Quarter	$0.0010	$0.0001

	2022 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.0035	$0.0006
Second Quarter	$0.0019	$0.0003
Third Quarter	$0.0015	$0.0001
Fourth Quarter	$0.0017	$0.0001

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

Holders

As of November 24, 2025, based upon records obtained from our transfer agent, there were 396 holders of record of our common stock. Our transfer agent records do not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

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

Equity Compensation Plans

Securities authorized per issuance under Equity Compensation Plans as of December 31, 2023 and 2022 are as follows:

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

2003 Plan

On December 3, 2003, our Board of Directors approved the Employee/Consultant Stock Compensation Plan (the “2003 Plan”). The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 62,500. As of December 31, 2023 and 2022, we had issued a total of 62,375 shares under the 2003 Plan.

2007 Plan

On June 6, 2007, our Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the “2007 Plan”). The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2007 Plan is 625,000. As of December 31, 2023 and 2022, we had issued a total of 618,750 shares under the 2007 Plan.

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

Pursuant to the Note agreement in the amount up to $1,000,000 signed in February 2019, in August 2023, the Noteholder received 25,000,000 shares of our restricted common stock in satisfaction of the $12,500 of the Note with a fair value of $2,500.

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

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to the ability to continue as a going concern, the recoverability of inventory and long-lived assets, the fair value of stock-based compensation, the fair value of debt, the fair value of derivative liabilities, recognition of loss contingencies and deferred tax valuation allowances are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, or various assumptions that are believed to be reasonable under the circumstances and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Accounts Receivable and Allowance for Credit Losses: We grant credit without collateral to our customers based on our evaluation of a particular customer’s credit worthiness. Accounts receivable are due 30 days after the issuance of the invoice. In addition, the Company maintains an allowance for credit losses to reflect the current expected credit losses (“CECL”) over the contractual life of the receivables. Accounts receivable are written off after collection efforts have been deemed to be unsuccessful. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts, while subsequent recoveries are netted against the provision for doubtful accounts expense. We generally do not charge interest on accounts receivable. We use third party payment processors and are required to maintain reserve balances, which are included in accounts receivable.

Our accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers and third party payment processors, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Inventory Obsolescence: Inventories are valued at the lower of cost or net realizable value. We periodically perform an evaluation of inventory for excess, impairments and obsolete items. At December 31, 2023, our inventory consisted entirely of raw materials and finished goods that are utilized in the manufacturing of finished goods. These raw materials generally have expiration dates in excess of 10 years. Commencing on October 1, 2019, we classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed.

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

Accomplishments during 2023 & Subsequent Accomplishments

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

Comparison of Years Ended December 31, 2023 and 2022

Net sales to unrelated customers were $205,564 for the year ended December 31, 2023, compared to $145,800 for the year ended December 31, 2022—an increase of $59,764, or approximately 40.99%. The increase primarily reflects higher sales of Nyloxin and Pet Pain-Away.

Net sales to a related party were $389,316 for the year ended December 31, 2023, compared to $292,474 for the year ended December 31, 2022—an increase of $96,842, or approximately 33.11%. The increase primarily reflects stronger demand for existing products. The prior-year same period included only initial sales following the products launch in March 2022, before full market adoption.

Cost of sales for the year ended December 31, 2023 is $177,525 compared to $162,842 for the year ended December 31, 2022. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the year ended December 31, 2023 is $367,355 or 67.42% compared to $275,432 or 62.84% for the year ended December 31, 2022. The margin improvement primarily reflects lower manufacturing costs associated with sales to a related party. In addition, we had an impairment of prepaid inventory of $20,900 and $26,410 for the years ended December 31, 2023 and 2022, respectively, related to undelivered venom and slow-moving inventory.

Selling, general and administrative expenses decreased $906,661 or 43.49% from $2,084,630 for the year ended December 31, 2022 to $1,177,969 for the year ended December 31, 2023. The decrease was primarily driven by lower professional fees, as operations were limited due to the unresolved lawsuit, partially offset by higher legal expenses. In addition, we incurred bad debt expense of $105,465 and $71,796 from the receivables from companies controlled by the Company’s former CEO for the year ended December 31, 2023 and 2022, respectively.

Other income was $73,061 and $16,215 for the year ended December 31, 2023 and 2022, respectively. For 2023, other income includes $39,667 from the gain on sale of equipment, $30,363 related to services rendered in exchange for a convertible note receivable, and $3,031 from the amortization of debt discounts on convertible notes receivable. The prior-year amount primarily relates to the amortization of debt discounts.

Interest expense, including related party interest expense, decreased $391,724 or 49.49%, from $791,483 for the year ended December 31, 2022 to $399,759 for the year ended December 31, 2023. This decrease was primarily due to decrease in amortization of loan discounts in the year ended December 31, 2023 compared to the year ended December 31, 2022.

We carry certain of our debentures and common stock warrants at fair value. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt, options and warrants are included in the value of the derivative liabilities. For the year ended December 31, 2023 and 2022, the liability related to these hybrid instruments fluctuated, resulting in a loss of $187,829 and a gain of $11,023,290, respectively. Interest expense related to these debentures is included in the fair value loss or gain in the accompanying consolidated statements of operations.

Loss on settlement of debts decreased $161,322 or 105.32%, from a loss of $153,172 for the year ended December 31, 2022 to a gain of $8,150 for the year ended December 31, 2023. This decrease in loss was primarily due to fewer debts being settled in the year ended December 31, 2023 compared to the same period in 2022.

As a result of the foregoing, our net income decreased by $9,570,227 or 117.04%, from an income of $8,176,871 for the year ended December 31, 2022 to a loss of $1,393,356 for the year ended December 31, 2023.

For the year ended December 31, 2023, net cash used in operating activities was approximately $0.55 million, an improvement from about $0.76 million in the prior year, despite a shift from net income of approximately $8.2 million in the prior year to a net loss of approximately $1.5 million in the current year. The change primarily reflects the combined effect of non-cash adjustments and favorable changes in working-capital accounts. Non-cash adjustments in 2023 included depreciation and amortization of approximately $0.2 million, bad-debt expense of approximately $0.1 million, and a non-cash loss of approximately $0.2 million related to the change in fair value of convertible instruments. In 2023, increases in accrued expenses, deferred revenue, and accrued payroll due to officers provided additional operating cash compared to the prior year. Modest increases in accounts payable and accrued interest to related parties also supported liquidity. Overall, increase in payables, accruals, and deferred revenue contributed to the reduction in cash used in operations compared with the prior year.

Net cash provided by investing activities was approximately $0.12 million for the year ended December 31, 2023, compared to net cash provided by approximately $0.03 million in 2022. Overall, investing activities generated modest net cash inflows in both periods, with the current-year increase primarily driven by proceeds from sale of equipment and the sale of StemSation stocks.

For the year ended December 31, 2023, net cash provided by financing activities was approximately $0.43 million, compared to approximately $0.64 million in the prior year. The decrease primarily reflects lower proceeds from convertible notes and reduced borrowings under other notes payable. During 2023, the Company received approximately $0.6 million in loans from an officer and $0.1 million in proceeds from convertible notes, partially offset by repayments of approximately $0.2 million on officer loans and $0.05 million on convertible notes. In addition, the Company received approximately $0.2 million in advances from other notes payable and made repayments of approximately $0.3 million on those obligations.

Liquidity and Capital Resources

During December 31, 2023 and 2022, respectively, we had negative cash from operations of approximately $0.55 million and $0.76 million. Our lack of cash, significant losses and working capital deficits and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2023 and 2022, we have experienced net loss of $1,393,356 and a net income of $8,176,871, respectively, and had an accumulated deficit of $74,945,474 for the period from our inception to December 31, 2023. In addition, we had working capital and stockholders’ deficits at December 31, 2023 of $13,857,577 and $13,768,308, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

As of December 31, 2023, we had $0 in cash and owed approximately $4.44 million in vendor payables and accrued expenses. We currently do not have sufficient cash to sustain our operations for the next 12 months and will require additional financing or an increase in sales in order to execute our operating plan and continue as a going concern. Our plan is to continue to increase sales of our products and attempt to secure adequate funding to bridge the commercialization of our Nyloxin and Pet Pain-Away products. We cannot predict whether additional financing will be in the form of equity, debt, or another form and we may be unable to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

Historically, we have relied upon loans from our former Chief Executive Officer Rik J Deitsch, to fund costs associated with our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. At December 31, 2023, the net balance due to Rik Deitsch, the Company’s former CEO, and the companies majority owned and controlled by him (collectively referred to as “Due to Officer”) in the aggregate is $659,433, which net balance is unsecured and accruing interest at 4%. During the year ended December 31, 2023, in the aggregate, we repaid $162,100 and were advanced $599,500 on this balance. Additionally, accrued interest on the outstanding balance was $9,161 and is included in the due to officer account. The Company had fully reserved receivables from companies owned by the Company’s former CEO. The reserve was $177,261 as of December 31, 2023. The bad debt expense of $105,465 was recorded for the year ended December 31, 2023.

During the year ended December 31, 2023, we raised net cash proceeds of $127,250 and $182,200 through the issuance of convertible notes and promissory notes, respectively. Current operations are being funded through a combination of product sales, loans from our former CEO and convertible notes.

Uncertainties and Trends

Our operations and possible revenues are dependent now and in the future upon the following factors:

●	Whether we successfully develop and commercialize products from our research and development activities.
●	If we fail to compete effectively in the intensely competitive biotechnology area, our operations and market position will be negatively impacted.
●	If we fail to successfully execute our planned partnering and out-licensing of products or technologies, our future performance will be adversely affected.
●	The recent economic downturn and related credit and financial market crisis may adversely affect our ability to obtain financing, conduct our operations and realize opportunities to successfully bring our technologies to market.
●	Biotechnology industry related litigation is substantial and may continue to rise, leading to greater costs and unpredictable litigation.
●	The decline in sales to Avini, as Avini has begun manufacturing its own products. This shift is expected to reduce our revenues going forward and may require us to develop new customer relationships or product lines to offset the reduction.
●	If we fail to comply with extensive legal/regulatory requirements affecting the healthcare industry, we will face increased costs, and possibly penalties and business losses.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have:

●	An obligation under a guarantee contract.
●	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets.
●	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument.
●	Any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

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

Item 8. Financial Statements and Supplementary Data

The information required by this item begins on page F-1 and is attached hereto and incorporated herein by reference. The index to our annual consolidated financial statements as of and for the years ended December 31, 2023 and 2022 can be found under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2023, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2023. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023, our management concluded that its material weaknesses in its internal controls over financial reporting include matters pertaining to: (a) lack of qualified accounting personnel; (b) inadequate segregation of duties; (c) the need to enhance the supervision, monitoring and reviewing of financial statement preparation processes due to lack of qualified accounting personnel; and (d) instances of business arrangements and transactions, with both related and unrelated parties, that were not supported by formal written agreements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 and concluded that it is ineffective because of the material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; (ii) inadequate segregation of duties; (iii) limited checks and balances in processing cash and other transactions; and (iv) lack of independent directors and an independent audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In conjunction with Item 9A above (Evaluation of Internal Controls over Financial Reporting) and following our management’s assessment and conclusion that our internal control over financial reporting as of December 31, 2023 is ineffective, because of the material weaknesses described above, we are seeking a new Chief Financial Officer pending funding.

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

Listed below are our executive officers and directors as of December 31, 2023

Name	Age	Position with the Company	Director Since
Rik J. Deitsch	56	Chairman, President and Chief Executive Officer (2)	2002
Stewart Lonky, M.D.	75	Director (1)	2004
Garry R. Pottruck	65	Director (1)	July 2009
Dale Vanderputten	62	Chief Scientific Officer	August 2016

(1) Dr. Lonky and Garry R. Pottruck are members of our Audit Committee and Compensation Committee.

(2) Subsequent to the settlement with the SEC in March of 2024, Rik J Deitsch resigned as our Chairman, CEO and CFO to be replaced by Michael Flax, DDS. We also named Joe Lucas as our VP of Operations. Listed below are our executive officers and directors as of November 24, 2025

Name	Age	Position with the Company	Director Since
Michael Flax, DDS	70	Chairman, President and Chief Executive Officer	2024
Stewart Lonky, M.D.	77	Director (1)	2004
Garry R. Pottruck	67	Director (1)	July 2009
Dale Vanderputten	64	Chief Scientific Officer	August 2016

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

Section 16(a) Compliance of Officers and Directors

As of November 24, 2025, based on our review of Forms 3, 4, 5, and Schedule 13D furnished to us during the last fiscal year, all of our officers and directors filed the required reports.

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

c. Board of Director Meetings

We had 3 Board of Directors meetings during our 2023 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d. Annual Shareholder Meetings

We held no annual shareholder meeting during 2023.

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

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2023 and 2022.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rik Deitsch	2023	160,000	—	—	—	—	—	—	160,000
Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board	2022	160,000	—	—	—	—	—	—	160,000

Dale Vanderputten	2023	144,000	—	—	—	—	—	—	144,000
Chief Scientific Officer	2022	144,000	—	—	—	—	—	—	144,000

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2023.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stewart Lonky	0	0	0	0	0	0	0
Garry Pottruck	0	0	0	0	0	0	0

(1)	Represents salary accrued or paid during 2023 and 2022, respectively

Director Compensation

There are no standard arrangements to which directors are compensated for services provided to us. Should we obtain adequate funding or sufficient revenues to justify standard arrangements for director compensation, we will consider whether to adopt such a compensation plan.

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2023 to any executive officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of November 24, 2025, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 7,099,727,214 shares of common stocks and 12,000,000 shares of Series B Preferred Stock issued and outstanding as of November 24 2025:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Due to(from) our Chief Executive Officer

At December 31, 2023, the net balance due to Rik Deitsch, the Company’s former CEO, and the companies majority owned and controlled by him (collectively referred to as “Due to Officer”) in the aggregate is $659,433, which net balance is unsecured and accruing interest at 4%. During the year ended December 31, 2023, in the aggregate, we repaid $162,100 and were advanced $599,500 on this balance. Additionally, accrued interest on the outstanding balance was $9,161 and is included in the due to officer account. The Company had fully reserved receivables from companies owned by the Company’s former CEO. The reserve was $177,261 as of December 31, 2023. The bad debt expense of $105,465 was recorded for the year ended December 31, 2023.

At December 31, 2022, the net balance due to Rik Deitsch, and the companies majority owned and controlled by him in the aggregate is $112,046, which net balance is unsecured and accruing interest at 4%. During the year ended December 31, 2022, in the aggregate, we repaid $267,500 and were advanced $103,385 on this balance. Additionally, accrued interest on the outstanding balance was $4,639 and is included in the due to officer account. The Company had fully reserved receivables from companies owned by the Company’s former CEO. The reserve was $71,796 as of December 31, 2022. The bad debt expense of $71,796 was recorded for the year ended December 31, 2022.

Debt owed to a Director

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. We repaid $40,000 of the accrued interest during the first and second quarters of 2021. During October 2021, we issued 12,500,000 shares of common stock to satisfy the $10,000 accrued interest. The shares were valued at accrued payable amount due to the fact that it was a related party transaction. During the first and second quarter of 2022, we repaid $15,000 of accrued interest. At December 31, 2023 and 2022, we owed this director accrued interest of $168,724 and $149,909. The interest expense for the years ended December 31, 2023 and 2022 was $18,815 and $17,141.

Related Party Transactions

The Company acts as a product formulator and contract manufacturer for Avini Health (“Avini”). The Company’s chief executive officer is an owner of Avini and is its chief scientific officer.

Commencing in May 2022, the Company sublets a portion of its space to Avini under a one-year sublease for a monthly rent of $5,000, with the first three months rent-free. The lease was terminated on August 31, 2023.

During September 2023, the sales and manufacturing structure between the Company and Avini was revised. Avini assumed responsibility for manufacturing its own products, and the Company transferred to Avini certain raw materials and packaging supplies related to amounts previously advanced by Avini. In connection with this transition, the Company relocated its operations to a Boca Raton facility leased by Avini. Under this arrangement, the Company uses the facility rent-free, shares space and resources with Avini, and Avini pays all lease and office-related expenses.

While sales to Avini are expected to significantly decline beginning in 2024 as Avini manufactures its own products, the Company benefits from reduced operating costs and continued access to manufacturing capabilities for its own Nutra Pharma–branded products.

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. We repaid $40,000 of the accrued interest during the first and second quarters of 2021. During October 2021, we issued 12,500,000 shares of common stock to satisfy the $10,000 accrued interest. The shares were valued at accrued payable amount due to the fact that it was a related party transaction. During the first and second quarter of 2022, we repaid $15,000 of accrued interest. At December 31, 2023 and 2022, we owed this director accrued interest of $168,724 and $149,909. The interest expense for the years ended December 31, 2023 and 2022 was $18,815 and $17,141.

As of December 31, 2023 and 2022, we had the following related party balances:

	December 31,	December 31,
	2023	2022
Deferred revenue to a related party	$366,980	$181,515
Due to officer	659,433	112,046
Accrued payroll due to officers	1,373,693	1,213,693
Accrued interest to a related party	168,724	149,909

For the years ended December 31, 2023 and 2022, we had the following related party transactions:

	December 31, 2023	December 31, 2022
Net sales to a related party	$389,316	$292,474
Bad debt expense - related party	105,465	71,796
Rental income from a related party	40,000	25,000
Interest expense to a related party	18,815	17,141

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

Audit Fees

The fees billed to us by our former auditor, RotenbergMeril, for the audits of our 2021 annual consolidated financial statement and the reviews of our 2022 interim condensed consolidated financial statements was $100,000.

The fees to be billed by our current auditor, Astra, for the audits of our 2021, 2022 and 2023 annual consolidated financial and for the reviews of our 2023 interim condensed consolidated financial statements is $172,500.

Audit-Related Fees

Audit-related fees represent review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years, and the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. No such fees were billed by Astra and RotenbergMeril for 2023 or 2022, respectively.

Tax Fees

No such fees were billed by Astra and RotenbergMeril for 2023 or 2022, respectively.

All Other Fees

No such fees were billed by Astra and RotenbergMeril for 2023 or 2022, respectively.

As of December 31, 2023, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company has an audit committee which reviewed all fees to the principal accountant. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

Dated: November 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Michael Flax, DDS	Chairman of the Board, President,	November 24, 2025
Chief Executive Officer,
Principal Financial Officer,
Principal Accounting Officer

/s/ Garry R. Pottruck	Director	November 24, 2025

/s/ Stewart Lonky, MD	Director	November 24, 2025

Nutra Pharma Corporation

Consolidated Financial Statements

For the Years ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Nutra Pharma Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutra Pharma Corporation (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

3702 W Spruce St #1430 ● Tampa, Florida 33607 ● +1.813.441.9707

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

Tampa, Florida

November 24, 2025

NUTRA PHARMA CORP.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$-	$-
Accounts receivable	22,433	21,664
Inventory, current portion	19,544	23,866
Other receivable	5,000	-
Convertible notes receivable, net of discount	6,600	225,396
Receivable from sale of Stemsation stocks	35,200	-
Investment in Stemsation stocks	35,200	-
Settlement receivables	160,084	-
Prepaid expenses and other current assets	29,999	62,651
Total current assets	314,060	333,577

Inventory, less current portion	125,170	80,570
Property and equipment, net	17,842	80,012
Operating lease right-of-use assets, net	174,522	251,951
Security deposit	8,803	8,803
Total assets	$640,397	$754,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$762,955	$727,367
Accrued expenses	1,900,497	1,678,027
Accrued payroll due to officers	1,373,693	1,213,693
Deferred revenue - related party	233,331	181,515
Accrued interest to related parties	168,724	149,909
Due to officer	659,433	112,046
Derivative liabilities	661,257	629,579
Other debt, net of discount, current portion	8,321,801	7,930,918
SBA notes payable, current portion	6,243	2,930
Operating lease obligations, current portion	83,703	74,837
Total current liabilities	14,171,637	12,700,821

Notes payable, less current portion	-	105,640
Convertible note, less current portion	-	1,820
SBA notes payable, less current portion	143,657	146,970
Operating lease obligations, less current portion	93,411	177,114
Total liabilities	14,408,705	13,132,365

Commitments and Contingencies (Note 13)

Stockholders’ deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized and 12,000,000 Series B Preferred shares authorized, issued and outstanding	12,000	12,000
Common stock, $0.001 par value, 12,000,000,000 shares authorized; 7,064,727,214 and 7,039,727,214 shares issued and outstanding at December 31, 2023 and 2022, respectively	7,064,727	7,039,727
Common stock to be issued	469,678	469,678
Additional paid-in capital	53,630,761	53,653,261
Accumulated deficit	(74,945,474)	(73,552,118)
Total stockholders’ deficit	(13,768,308)	(12,377,452)
Total liabilities and stockholders’ deficit	$640,397	$754,913

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Operations

	For the years Ended December 31,
	2023	2022

Net sales	$205,564	$145,800
Net sales to a related party	389,316	292,474
Cost of sales	(177,525)	(162,842)
Reserve for supplier advances for purchases	(20,900)	(26,410)
Gross profit	396,455	249,022

Operating expenses:
Selling, general and administrative -
including stock based compensation of $0 and $20,500 for the years ended December 31, 2023 and 2022, respectively	1,177,969	2,084,630
Bad debt expense - related party	105,465	71,796
Total operating expenses	1,283,434	2,156,426
Loss from operations	(886,979)	(1,907,404)

Other income (expenses)
Other income	73,061	16,215
Interest expense	(380,944)	(774,342)
Interest expense to related parties	(18,815)	(17,141)
Change in fair value of convertible notes and derivatives	(187,829)	11,023,290
Stock based loan modification cost	-	(10,575)
Gain (loss) on settlement of debt	8,150	(153,172)
Total other (expenses) income	(506,377)	10,084,275
Income (loss) before income taxes	(1,393,356)	8,176,871
Provision for income taxes	-	-
Net (loss) income	$(1,393,356)	$8,176,871

Net (loss) income per share - basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding during the period - basic	7,607,513,173	7,502,851,803

Weighted average number of shares outstanding during the period - diluted	7,607,513,173	19,096,539,308

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2023 and 2022

	Preferred Stock						Additional		Total
	Series B		Common Stock		C.S to be issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2021	12,000,000	$12,000	6,774,360,964	$6,774,361	556,625,000	$469,103	$53,595,875	$(81,728,989)	$(20,877,650)
Common stock issued for debt modification and penalty	-	-	10,750,000	10,750	-	-	(175)	-	10,575
Common stock issued for conversion of debt	-	-	12,000,000	12,000	-	-	24,000	-	36,000
Common stock issued for settlement of debt	-	-	242,616,250	242,616	750,000	575	33,561	-	276,752
Net income	-	-	-	-	-	-	-	8,176,871	8,176,871
Balance -December 31, 2022	12,000,000	$12,000	7,039,727,214	$7,039,727	557,375,000	$469,678	$53,653,261	$(73,552,118)	$(12,377,452)
Common stock issued for conversion of debt	-	-	25,000,000	25,000	-	-	(22,500)	-	2,500
Net loss	-	-	-	-	-	-	-	(1,393,356)	(1,393,356)
Balance -December 31, 2023	12,000,000	$12,000	7,064,727,214	$7,064,727	557,375,000	$469,678	$53,630,761	$(74,945,474)	$(13,768,308)

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022

Cash flows from operating activities:
Net (loss) income	$(1,393,356)	$8,176,871
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in reserve for supplier advances for purchases	20,900	26,410
Bad debt expense - related party	105,465	71,796
Gain on sale of equipment	(39,667)	-
(Gain) loss on settlement of debt	(8,150)	153,172
Depreciation	18,188	22,682
Stock-based compensation	-	20,500
Stock-based loan modification cost	-	10,575
Amortization of convertible notes receivable discount	(3,031)	(16,215)
Change in fair value of convertible notes and derivatives	187,829	(11,023,290)
Amortization of loan discount	142,639	537,425
Amortization of operating lease right-of-use assets	77,429	93,810
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(769)	24,334
Increase in inventory	(40,278)	25,733
Increase in other receivable	(47,363)	(15,000)
Decrease (increase) in prepaid expenses and other current assets	11,752	(23,410)
Increase (decrease) in accounts payable	35,590	54,996
Increase in accrued expenses	222,470	826,557
Increase in accrued payroll due to officers	160,000	160,000
Increase in deferred revenue - related party	51,816	181,515
Increase (decrease) in accrued interest to related parties	23,337	6,780
Decrease in operating lease obligations	(74,837)	(77,673)
Net cash used in operating activities	(550,036)	(762,432)

Cash flows from investing activities:
Sale of Stemsation stock	33,516	-
Convertible notes receivable advances	(12,310)	(16,451)
Convertible notes receivable repayments	12,500	101,750
Proceeds from sale of equipment	83,649	-
Acquisition of equipment	-	(57,993)
Net cash provided by investing activities:	117,355	27,306

Cash flows from financing activities:
Loans from officer	599,500	103,385
Repayment of officer loans	(162,100)	(267,500)
Proceeds from convertible notes	127,250	760,000
Repayment of convertible notes	(46,716)	(114,920)
Advances from other notes payable	182,200	464,852
Repayments of other notes payable	(267,453)	(301,601)
Net cash provided by financing activities	432,681	644,216

Net change in cash	-	(90,910)

Cash - beginning of period	-	90,910

Cash - end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$87,424	$84,460
Cash paid for income taxes	$-	$-

Non Cash Financing and Investing:
Common stock issued in settlement of notes	$-	$276,752
Common stock issued for debt modification and penalty	$-	$10,575
Common stock issued for conversion of debt	$2,500	$36,000
Warrants issued with Debt--Debt discount	$-	$100,000
Increase in right-of-use assets and operating lease liabilities due to lease renewal	$-	$251,951
Stemsation shares awarded but not yet issued in settlement of convertible notes receivable	$160,084	$-
Stemsation shares received in settlement of convertible notes receivable	$103,916	$-
Reclassification of other receivable to convertible notes receivable	$42,363	$21,000

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Liquidity and Going Concern

Our Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $74,945,474 at December 31, 2023. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $13,857,577 and a stockholders’ deficit of $13,768,308 at December 31, 2023.

There is substantial doubt regarding our ability to continue as a going concern for one year after this annual report is filed which is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

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

Use of Estimates

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. GAAP which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense. Significant estimates include our ability to continue as going concern, the recoverability of inventories and long-lived assets, the recoverability of amounts due from officer, the valuation of stock-based compensation and certain debt and derivative liabilities, recognition of loss contingencies and deferred tax valuation allowances. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which would be recorded in the period in which they become known.

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

Deferred revenue represents cash received from customers in advance of performance under the contract. Such amounts are recognized as revenue when the related performance obligations are satisfied, which typically occurs upon shipment of the products. All deferred revenue as of the consolidated balance sheet dates is from related parties.

Accounting for Shipping and Handling Costs

We account for shipping and handling as fulfilment activities and record amounts billed to customers as revenue and the related shipping and handling costs as cost of sales.

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit without collateral to our customers based on our evaluation of a particular customer’s credit worthiness. Accounts receivable are due 30 days after the issuance of the invoice. The Company maintains an allowance for credit losses to reflect the current expected credit losses (“CECL”) over the contractual life of the receivables. Accounts receivable are written off after collection efforts have been deemed to be unsuccessful. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts, while subsequent recoveries are netted against the provision for doubtful accounts expense. We generally do not charge interest on accounts receivable. We use third party payment processors and are required to maintain reserve balances, which are included in accounts receivable.

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers and a third party payment processor, net of estimated allowances for uncollectible accounts. No allowance for doubtful accounts is deemed to be required at December 31, 2023 and 2022.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. Commencing on October 1, 2019, we classify inventory as short-term or long-term inventory based on timing of when it is expected to be utilized in production. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of sales. We performed an evaluation of our inventory and related accounts at December 31, 2023 and 2022, and increased the reserve on supplier advances for future venom purchases included in prepaid expenses and other current assets by $20,900 and $26,410, respectively. At December 31, 2023 and 2022, the total valuation allowance for prepaid venom was $341,472 and $320,572, respectively.

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

Cash and cash equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits of $250,000. For the purpose of the unaudited consolidated statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2023 and 2022, the Company had no cash or cash equivalents balances.

Concentration of Credit Risk

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the years ended December 31, 2023 and 2022, sales to Avini Health (“Avini”), a related party, accounted for 65% and 67% of the total revenues, respectively. Avini began manufacturing its own products in September 2023. This shift is expected to significantly reduce our revenues going forward. As of December 31, 2023 and 2022, 100% of the accounts receivable balances are reserves due from one payment processor.

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

The Company subleases a portion of its leased facility. Sublease rental income is recorded as a reduction of general and administrative expenses in the consolidated statements of operations, as the amounts are considered a recovery of operating costs rather than revenue from the Company’s primary operations.

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

We evaluate the realizability of our deferred tax assets each reporting period. If it is more likely than not that some portion or all of the deferred tax assets will not be realized, we record a valuation allowance to reduce the deferred tax assets to the amount expected to be realized. Our assessment considers factors such as historical operating results, expected future taxable income, the timing of reversal of temporary differences, and tax-planning strategies.

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position. At December 31, 2023 and 2022, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

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

	Years Ended
	December 31,
	2023	2022
Basic and diluted numerator:

Net income (loss) - basic	$(1,393,356)	$8,176,871

Effect of dilutive securities:
Change in fair value of convertible notes	-	(791,146)
Interest on convertible debt	-	268,923
Net income (loss) - diluted	$(1,393,356)	$7,654,648

Basic and diluted denominator:

Weighted-average common shares outstanding - basic	7,607,513,173	7,502,851,803

Effect of dilutive securities:
Convertible debt	-	11,593,687,505
Options and warrants	-	-
Weighted-average common shares outstanding - diluted (1)	7,607,513,173	19,096,539,308

Net income (loss) per share - basic and diluted	$(0.00)	$0.00

(1)	Includes potential common shares that are in excess of authorized shares.

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because (1) for the year ended December 31, 2023, the effect of including these potential shares was antidilutive due to a net loss and (2) for the year ended December 31, 2022, the exercise prices of the options and warrants were greater than the average market price of the common shares:

	December 31, 2023	December 31, 2022
Options and warrants	-	164,285,714
Convertible notes payable at fair value	18,674,204,072	-
Convertible notes payable	6,612,566,602	-
Total	25,286,770,674	164,285,714

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

Not Yet Effective Pronouncements

The Company has evaluated the impact of the following recently issued accounting standards, which have not yet been adopted as of December 31, 2023:

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

ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740) (“ASU 2023-09”), which enhances the existing income tax disclosure requirements by requiring greater disaggregation within the effective tax rate reconciliation and expanded information regarding income taxes paid by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material effect on the accompanying consolidated financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the consolidated financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at December 31, 2023 and December 31, 2022:

	Fair Value Measurements at December 31, 2023
Liabilities:	Total	Level 1	Level 2	Level 3
Derivative liabilities	$661,257	$-	$661,257	$-
Convertible notes at fair value	$1,867,421	$-	$-	$1,867,421

	Fair Value Measurements at December 31, 2022
Liabilities:	Total	Level 1	Level 2	Level 3
Warrant liability	$6,072	$-	$-	$6,072
Derivative liabilities	$623,507	$-	$623,507	$-
Convertible notes at fair value	$1,729,183	$-	$-	$1,729,183

The following table shows the changes in fair value measurements for the warrant liability using significant unobservable inputs (Level 3) during the years ended December 31, 2023 and 2022:

Description	2023	2022
Beginning balance	$6,072	$710,585
Purchases, issuances, and settlements	-	324,379
Total gain included in earnings (1)	(6,072)	(1,028,892)
Ending balance	$-	$6,072

(1)	The gain related to the revaluation of our warrant liability is included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statements of operations.

We valued our warrants using a Dilution-Adjusted Black-Scholes Model. Assumptions used include (1) 4.76% to 4.85% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 580% to 620% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

We valued derivative liabilities using the number of potential convertible shares for warrants in equity and convertible notes with a fixed conversion price that are recorded at amortized cost times the closing stock price of our restricted common stock at December 31, 2023 and 2022, respectively. These derivative liabilities are recorded due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit and the equity environment is tainted, and therefore all convertible debt and options and warrants should be accounted for as liabilities.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at December 31, 2023 and 2022:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
2023	$663,529	8%-10%	19%-24%	N/A	$0.00005-$0.0006	50%-60%	3 to 25 Days
2022	$681,446	8%-10%	19%-24%	N/A	$0.00005-$0.0006	50%-60%	3 to 25 Days

Using the stated assumptions summarized in the table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2023 and 2022:

Description	2023	2022
Beginning balance	$1,729,183	$2,855,709

Loss (gain) from change in fair value (1)	146,155	(1,015,526)
Repayments in cash	(5,417)	(75,000)
Conversion to common stock	(2,500)	(36,000)
Ending balance	$1,867,421	$1,729,183

(1)	The losses (gains) related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statements of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At December 31, 2023 and 2022, inventories were as follows:

	December 31, 2023	December 31, 2022
Raw Materials	$135,670	$100,570
Finished Goods	9,044	3,866
Total Inventories	144,714	104,436
Less: Long-term inventory	(125,170)	(80,570)
Current portion	$19,544	$23,866

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Computer equipment	$-	$25,120
Furniture and fixtures	20,805	34,757
Lab equipment	37,204	162,557
Telephone equipment	-	12,421
Office equipment – other	-	16,856
Leasehold improvements	-	73,168
Total	58,009	324,879
Less: Accumulated depreciation	(40,167)	(244,867)
Property and equipment, net	$17,842	$80,012

During 2023, the Company sold certain equipment to Avini, a related party, in connection with Avini assuming responsibility for the manufacturing of its own products. The equipment had a carrying amount of approximately $43,900 at the time of sale. The Company received proceeds of approximately $83,600, resulting in a gain of approximately $39,700, which is included in other income for the year ended December 31, 2023.

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At December 31, 2023, we believe the carrying values of our long-lived assets are recoverable. During the first quarter of 2023, the Company wrote off $195,229 in fully depreciated assets. Depreciation expense for the years ended December 31, 2023 and 2022 was $18,188 and $22,682, respectively.

5. DUE TO/FROM OFFICER

At December 31, 2023, the net balance due to Rik Deitsch, the Company’s former CEO, and the companies majority owned and controlled by him (collectively referred to as “Due to Officer”) in the aggregate is $659,433, which net balance is unsecured and accruing interest at 4%. During the year ended December 31, 2023, in the aggregate, we repaid $162,100 and were advanced $599,500 on this balance. Additionally, accrued interest on the outstanding balance was $9,161 and is included in the due to officer account. The Company had fully reserved receivables from companies owned by the Company’s former CEO. The reserve was $177,261 as of December 31, 2023. The bad debt expense of $105,465 was recorded for the year ended December 31, 2023.

At December 31, 2022, the net balance due to Rik Deitsch, and the companies majority owned and controlled by him in the aggregate is $112,046, which net balance is unsecured and accruing interest at 4%. During the year ended December 31, 2022, in the aggregate, we repaid $267,500 and were advanced $103,385 on this balance. Additionally, accrued interest on the outstanding balance was $4,639 and is included in the due to officer account. The Company had fully reserved receivables from companies owned by the Company’s former CEO. The reserve was $71,796 as of December 31, 2022. The bad debt expense of $71,796 was recorded for the year ended December 31, 2022.

These transactions were not conducted on an arm’s-length basis and, as such, may differ from the terms that would have been negotiated with an unrelated third party.

6. DEBTS

Debts consist of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Notes payable – Unrelated third parties (Net of discount of $14,350 and $6,146, respectively) (1)	$1,280,702	$1,329,509
Convertible notes payable – Unrelated third parties (Net of discount of $17,814 and $75,365, respectively) (2)	4,948,678	4,754,686
Convertible notes payable, at fair value (3)	1,867,421	1,729,183
Other advances from an unrelated third party (4)	225,000	225,000
SBA notes payable (5)	149,900	149,900
Ending balances	8,471,701	8,188,278
Less: Long-term portion-Notes payable-Unrelated third parties	-	(105,640
Less: Long-term portion-Convertible Notes payable-Unrelated third parties	-	(1,820)
Less: Long-term portion- SBA notes payable	(143,657)	(146,970)
Current portion	$8,328,044	$7,933,848

(1)	At December 31, 2023 and 2022, the balance of $1,280,702 and $1,329,509 net of discount of $14,350 and $6,146, respectively, consisted of the following loans:

●	In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The Notes carry interest at 12% annually and were originally due on the date that was six-months from the execution and funding of the note. The notes were convertible into shares of Company’s common stock at a conversion price of $0.008 per share. At December 31, 2023 and 2022, we owed principal balance of $91,156, and accrued interest of $73,733 and $62,795, respectively. The remaining principal balance of $91,156 and accrued interest of $73,733 are subject to litigation and a settlement was reached in May 2025 (See Note 13 and 15).

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. We signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). We repaid $25,000 during the three months ended March 31, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013, the debt of $281,772 reverted back to LPR and remains outstanding at December 31, 2023 and 2022.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge. The debt of $55,410 reverted back to University Centre West Ltd. and is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At December 31, 2023 and 2022, the accrued interest is $7,811 and $6,797, respectively.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At December 31, 2023 and 2022, the outstanding principal balance is $50,000 and accrued interest is $98,667 and $86,500.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At December 31, 2023 and 2022, the outstanding principal balance is $50,000 and accrued interest is $91,867 and $79,700.

●	A promissory note originally issued to an unrelated third party in August 2016 was restated in September 2019 in the amount of $333,543 bearing monthly interest at a rate of 2% and was due September 2020. The Note is in default and negotiation of settlement. At December 31, 2023 and 2022, the principal balance is $333,543, and the accrued interest is $349,997 and $268,835, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In March 2018, $15,000 of the principal balance of the note was assigned to an unrelated third party and is in negotiation of settlement. In January 2020, the remaining principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). At December 31, 2023 and 2022, the principal balance outstanding is $15,000 and the accrued interest is $1,371.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2023 and 2022, the accrued interest is $88,167 and $76,000, respectively.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2023 and 2022, the accrued interest is $8,285 and $7,018, respectively.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively, with the monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. The Company repaid a total of $34,976, $42,698, and $44,478 during 2018, 2019 and 2020, respectively. Additionally, repayment of $14,376 was made during the first quarter of 2021. The portion of the settlement of $130,401 was repaid in full as of March 31, 2021. At December 31, 2023 and 2022, the outstanding principal balance is $33,874, and is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2023 and 2022, the principal balance of the note is $50,000.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. During March 2020, $50,000 of the Note was settled for 125,000,000 shares with a fair value of $87,500. We recorded a loss on settlement in other expense for $37,500 in March 2020. An additional 36,000,000 shares were issued to satisfy the default provision of the original note and 10,000,000 shares were issued along with the restatement. The total fair value of issued stock was $32,200. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. We repaid a total of $15,000 during the first and fourth quarters of 2022. At December 31, 2023 and 2022, the principal balance of the loan is $69,000, and is in default and negotiation of further settlement.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note is in default and in negotiation of settlement. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of further settlement. At December 31, 2023 and 2022, the principal balance of the note is $18,000 and the accrued interest is $2,000. The accrued interest represents a one-time amount and no further interest is accruing on the note.

●	In January 2022, the Company received a loan for $199,000 from a non-related party. The loan has been repaid in full in October 2022 along with interest on average 63.76% annum. The Company has recorded loan costs in the amount of $4,975 for the loan origination fees paid at inception date. The total loan cost of $4,975 has been amortized in full during the year ended December 31, 2022. The amortization of loan cost for the year ended December 31, 2022 is $4,975.

●	In October 2022, the Company received a second loan for $199,000. The second loan was repaid in full in November 2024 (see Note 14), together with interest at an average annual rate of approximately 51%. Weekly payments ranged from approximately $2,000 to $3,800; due to our financial hardship, the lender periodically reduced the payment amounts to provide temporary relief. The Company has recorded loan costs in the amount of $2,488 for the second loan’s origination fees paid at inception date. The total loan cost is amortized over the term of the loan. The loan is under personal guarantee by Mr. Deitsch. We repaid $15,100 and $78,261 during the years ended December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the principal balance, net of debt discount of $0, and $1,200, is $105,639 and $182,700, respectively. The amortization of second loan cost for the years ended December 31, 2023 and 2022 is $1,288 and $1,200, respectively.

●	In June 2022, the Company entered a Purchase and Sale of Future Receipts Agreement with a non-related party. This third party purchased $87,000 of the merchant sales for $60,000. In exchange for the purchased amount, the Company agreed to authorize the buyer to debit the amount from the Company’s bank account according to the remittance frequency, until the buyer has received the purchase amount of $87,000. The Company has recorded a total debt discount of $29,685 for the loan origination fees and loan issuance cost. The total debt discount was amortized over the term of the loan. Amortization for the debt discount for the year ended December 31, 2022 was $24,739. During the first quarter of 2023, the remaining debt discount of $4,946 was fully amortized. We repaid $72,500 during the year ended December 31, 2022 and repaid the remaining $14,500 in full during the first quarter of 2023. At December 31, 2023 and 2022, the principal balance, net of debt discount of $0 and $4,946, is $0 and $9,554, respectively.

●	In December 2022, a promissory note of $17,000 was issued to an unrelated third party, scheduled to be repaid through monthly payments of $1,518 with interest at an average annual rate of 12.99%. In February 2023, the Company issued a $25,000 promissory note to the same party, using the proceeds to fully repay the December 2022 loan. Although structured for repayment in 12 monthly installments, the note was settled in full ahead of schedule in July 2023. At that time, the Company issued a new $32,000 promissory note to the same party, with the proceeds applied to retire the February 2023 note. The July 2023 note was repaid in August 2023 in connection with the issuance of a $34,000 promissory note, which was fully repaid in September 2024. Total interest expense was $2,521 and $0 for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the principal balance of the loan is $25,492 and $17,000, respectively.

●	In June 2023, the Company entered into a Purchase and Sale of Future Receipts Agreement with an unrelated third party. Pursuant to the agreement, the buyer purchased $135,850 of the Company’s future receivables for total proceeds of $95,000. Under the terms of the agreement, the Company authorized the buyer to debit amounts directly from its bank account at a specified remittance frequency until the total purchased amount of $135,850 was fully collected. In connection with the transaction, the Company recorded a total debt discount of $44,650, representing loan origination fees and issuance costs, which was amortized over the term of the agreement. The outstanding balance under this agreement was fully repaid in February 2024 in conjunction with the initiation of a subsequent agreement. Amortization for the debt discount for the year ended December 31, 2023 was $30,300. We repaid $92,184 during the second through fourth quarter of 2023. At December 31, 2023, the principal balance, net of debt discount of $14,350, is $29,316.

(2)	At December 31, 2023 and 2022, the balance of $4,948,678 and $4,754,686 net of discount of $17,814 and $75,365, respectively, consisted of the following convertible loans:

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000. The note was convertible into shares of Company’s common stock at a conversion price of $0.001 per share. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At December 31, 2023 and 2022, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to 14 unrelated third parties for a total of $525,150 with original issue discount of $ 44,150. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. During May 2019, we restated two convertible notes payable with additional original issuance discount of $6,400. The two restated notes were due in August 2020 and are in default. At December 31, 2023 and 2022, the outstanding principal balance of the notes issued in 2018 was $509,550.

During February 2019, we issued convertible notes payable of $55,000 with original issuance discount of $5,000. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price of $0.0005 per share. During August and October 2020, the convertible promissory notes for a total of $55,000 were amended to add additional original issuance discount (OID) for a total of $9,200. In connection with the issuance of amended convertible notes, the Company granted a total of 128,400,000 warrants at an exercise price of $0.001 per share, and extended the due date by six months. The notes are in default. The warrants were valued using the Black-Scholes method and recorded as a debt discount. 92,100,000 of the warrants expired in August 2022. 36,300,000 of the warrants expired in October 2022. (See Note 8).

During November 2019, we issued a convertible promissory note to an unrelated third party for $137,500 with original issuance discount of $12,500. The note was due nine months from the execution and funding of the notes. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price of $0.000275. The Note was in default and negotiation of settlement.

At December 31, 2023 and 2022, the outstanding principal balance of the notes issued in 2019 was $201,700.

During the year ended December 31, 2020, we issued convertible notes payable of $555,600 with original issuance discount of $53,600. $287,400 of these notes were due in a year, and $268,200 of the Notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0002 to 0.0008 per share. In May 2022, $16,500 of the notes issued in November 2020 were settled through the issuance of common stock (see Note 7). At December 31, 2023 and 2022, the outstanding principal balance of the notes issued in 2020 was $539,100. In addition, in connection with the issuance of two of the above mentioned convertible notes of $57,500 with original issuance discount of $7,500 due in one year, the Company granted 71,875,000 warrants at an exercise price of $0.002 per share that expired in August 2022. The warrants were valued using the Black-Scholes method and recorded as a debt discount. The debt discounts associated with the warrants and OID for $50,000 and $7,500, respectively, have been amortized over the life of the notes. (See Note 8). The notes are currently in default and under negotiation for settlement.

During 2021, we issued convertible promissory notes to unrelated third parties totaling $2,480,043 with original issuance discounts of $323,484. The Noteholders had the right to convert the notes into shares of Common Stock at a conversion price ranging from $0.0003 to $0.002 per share. The notes were due one year from the execution and funding of the notes. On January 1, 2022, $228,563 of the Notes issued during January to April 2021 were amended to extend the due date to August 29, 2022.

During December 2021, in connection with the issuance of three of the above mentioned convertible notes of $172,500 with original issuance discount of $22,500 due in one year, the Company granted the 246,428,571 warrants at an exercise price of $0.002 per share that expired in December 2022. The notes are in default. The warrants were valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The debt discounts associated with the warrants and OID for $150,000 and $22,500, respectively, were amortized over the life of the notes (See Note 8).

During March 2021, the remaining balance of the promissory note of $30,000 originally issued in September 2018 was sold to an unrelated third party in the form of a convertible note at a fixed conversion price of $0.01 per share. The new note carries interest at 12% with scheduled monthly payments of $1,000 beginning in April 2021 through March 2024. Repayments of $9,807 and $7,323 have been made during 2022 and 2021, respectively. Repayments of $10,049 have been made during 2023. The principal balance as of December 31, 2023 and 2022 is $2,821 and $12,870, and the interest expense for the years ended December 31, 2023 and 2022 is $951 and $2,193, respectively.

During March 2021, in connection with the settlement of the $6,000 of the Note of $11,000 originated in November 2018, we issued 11,000,000 shares of common stock in satisfaction of $6,000 of the Note with a fair value of $104,500 (Note 7) and made a repayment of $5,000 in cash. The settlement resulted in a loss on settlement of debt in other expense for $98,500 for the year ended December 31, 2022. During April 2021, in connection with the settlement of the remaining balance of $8,500 of the Note of $12,000 originated in December 2018, we issued 2,000,000 shares of common stocks in satisfaction of $4,000 of the Note with a fair value of $15,200 (Note 7) and made a repayment of $4,500 in cash.

During August 2021, the promissory note of $166,926 was restated in the form of a convertible note at a fixed conversion price of $0.002 per share. The restated balance is $183,619 with an original issuance discount of $16,693 and was due February 2022. During February 2022, we issued 20,866,250 shares of common stock to satisfy the principal balance of $16,693 with fair value of $54,252 (See Note 7). The settlement of balance of $16,693 resulted in a loss on settlement of debt for $37,559 in other expense for the year ended December 31, 2022. The remaining balance of $166,926 was further restated to add additional original issuance discount of $16,693 and extend the maturity date to August 2022. In August 2022, the balance of $166,926 was further restated with an original issuance discount of $16,693 in the form of a convertible note at a fixed conversion price of $0.002 per share due February 2023, provided that our agreement to repay $16,693 in cash by October 2022. However, we failed to meet this repayment obligation. As a result, the new convertible note amounts to a total of $200,312 (including $166,926, $16,693, and an original issuance discount of $16,693) with a fixed conversion price of $0.002 per share, due February 2023. In connection with restatement in August 2022, 10,000,000 shares of common stock with fair value of $10,000 (See Note 7) were issued due to the late payments. $10,000 was recorded as stock based loan modification cost in other expense. The Company made a payment of $5,000 in April 2023, which was applied against accrued late payment penalties. As of December 31, 2022, the note had a principal balance of $200,312 and an unamortized debt discount of $3,467. As of December 31, 2023, the note had a principal balance of $200,312 and an accrued late payment penalty of $24,608, resulting in a total outstanding balance of $224,920. In February 2024, the principal balance and the related penalty were restated (see Note 14).

During 2022, we issued convertible promissory notes to unrelated third parties totaling $874,000 with original issuance discounts of $114,000. The noteholders have the right to convert the notes into shares of common stock at conversion prices ranging from $0.0005 to $0.0008 per share, and the notes are due one year from their respective execution and funding dates.

During January and May 2022, in connection with the issuance of one of the above mentioned convertible notes of $115,000 with original issuance discount of $15,000 due in one year, the Company granted the 164,285,714 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. The warrants are valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. The debt discounts associated with the warrants and OID for $100,000 and $15,000, respectively, were amortized over the life of the notes. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the warrants issued with debt were treated as derivative liabilities requiring fair value adjustment at each reporting date. The warrants were valued at their fair value of $0 and $6,072 using the Black-Scholes method on December 31, 2023 and 2022, respectively (See Note 8).

During 2022, the convertible promissory notes for a total of $339,825 were amended to add additional original issuance discount for a total of $50,974 and expired in July 2023.

During June 2022, we repaid a convertible note payable originated in May 2021 in cash for $5,750. During May 2022, in connection with the settlement of a total of $108,500 of the Notes originated in 2020 ($16,500) and 2022($92,000) with one noteholder, we issued 222,500,000 shares of common stocks in satisfaction of $108,500 of the Notes with a fair value of $222,500 (See Note 7). The settlement resulted in a loss on settlement of debt for $114,000 for the year ended December 31, 2022.

In November 2022, the Company settled a convertible note payable of $11,500, originally issued in April 2021, with a cash payment of $12,363. The settlement resulted in a loss on settlement of debt of $863 for the year ended December 31, 2022.

During January and February 2023, the Company completed the remaining $6,000 repayment related to the settlement of a convertible note payable of $17,250 issued in July 2021. The note had been settled in August 2022 for a total repayment of $18,000, resulting in a recorded loss of $750, of which $12,000 was repaid in 2022. As part of the settlement, the Company issued 500,000 shares of common stock with a fair value of $500 (see Note 7), which was recorded as a stock-based loan modification cost within other expenses for the year ended December 31, 2022.

In February and November 2023, the Company settled two convertible notes which had a conversion price of $0.0008, with total cash payments of $7,250, resulting in a $350 loss on settlement for the year ended December 31, 2023.

In March 2023, the Company repaid $5,000 of its outstanding convertible promissory notes of $52,500 originated in September 2021.

During the third quarter of 2023, the Company settled convertible promissory notes of $11,500, which had a conversion price of $0.002. The Company completed repayment in the fourth quarter of 2023, with $13,000 in cash repayments, recognizing a $1,500 loss on settlement of debt for the year ended December 31, 2023.

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

During 2023, the Company issued convertible promissory notes to unrelated third parties with a fixed conversion price of $0.0006 per share, issued during the first, third, and fourth quarter, totaled $146,338 with a combined original issuance discount of $19,088. Of these, $17,250 of the notes issued in the fourth quarter were under a personal guarantee. All notes are due one year from their respective execution and funding dates.

At the date of this report, $4,763,358 of the above-mentioned convertible notes payable are in default and in negotiation of settlement.

The total discount amortization on all notes for the year ended December 31, 2023 was $106,193. At December 31, 2023, the principal balance of the notes, net of discount of $17,814 is $4,948,678. The total discount amortization on all notes for the year ended December 31, 2022 was $268,923. At December 31, 2022, the principal balance of the notes, net of discount of $75,365 is $4,754,686.

(3)	At December 31, 2023 and 2022, the balance of $1,867,421 and $1,729,183, respectively, consisted of the following convertible loans:

●	The balance of $20,000 of a Convertible Note originated in March 2016 is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. We have accrued interest at a default interest rate of 20% after the note’s maturity date. At December 31, 2023 and 2022, the convertible notes payable with principal balance of $20,000 plus accrued interest of $29,294 and $25,239, at fair value, were recorded at $89,626 and $82,249, respectively.

●	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note was due on May 4, 2018. The Note holder has the right to convert the note into shares of Common Stock at sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. We have accrued interest at a default interest rate of 19% after the note’s maturity date. After prior conversions, at December 31, 2023 and 2022, the remaining principal of $12,629 plus accrued interest of $19,885 and $17,359, respectively, at fair value, was recorded at $54,191 and $49,981, respectively. The remaining principal balance of the Note is in default.

●	During October 2020, we issued a Convertible Debenture in the amount of $250,000 to an unrelated third party. The note was due in October 2021. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. Upon default, we increased the outstanding principal by 10% and began accruing interest at the default rate of 24% from the note’s maturity date. At December 31, 2023 and 2022, the convertible note payable with principal balance of $275,000 plus accrued interest of $164,657 and $98,658, respectively, at fair value, were recorded at $879,315 and $747,316.

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party, and during August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. Both notes carry interest at 8% and were due one year from issuance, unless previously converted into shares of restricted common stock. Following maturity, we accrued interest at the default rate of 24%. The noteholders have the right to convert the notes into shares of common stock at fifty-five percent of the average of the three lowest trading prices of our restricted common stock for the fifteen trading days including the date of receipt of the conversion notice. At December 31, 2023 and 2022, the combined convertible notes payable plus accrued interest of $79,868 and $63,102, respectively, were recorded at fair value of $272,489 and $242,003.

●	During January 2019, we issued a convertible denture in the amount of $75,900 to an unrelated third party. The note was due in one year from the restatement of the note. During November 2020, the Note holder assigned $20,000 of the $75,900 convertible note restated in January 2019 to a third party. The Noteholder has the right to convert the note into shares of Common Stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion.

●	At December 31, 2023 and 2022, the convertible note payable of $55,900, at fair value, was recorded at $111,800. The note was due January 2020. The Note is in default and negotiation of settlement.

●	During February 2019, we issued a convertible promissory note to an unrelated third party in the amount up to $1,000,000, with funds disbursed in multiple payments. Each portion of the note is due two years from its respective execution and funding date. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. During 2019 and 2020, amounts totaling $372,374 and $20,199, respectively, were funded under the note. Additionally, $132,000 was funded, and $40,480 was repaid during the year ended December 31, 2021. In connection with issuance of the convertible note, the Noteholder agreed to eliminate two outstanding Notes of $27,000 and the accrued interest of $11,412 that were held by the Noteholder’s defunct entities. In connection with the issuance of the convertible note payable tranches during the year ended December 31, 2021, we recognized a day-one derivative loss of $2,042,612. Through December 31, 2020, the Note holder converted a total of 1,250,000,000 shares of common stock in full satisfaction of $275,000 of principal. During February through June 2021, the Note holder received a total of 240,350,000 shares of our restricted common stock in satisfaction the $120,175 of the Note with a fair value of $2,344,399. During February 2022, the Noteholder received 12,000,000 shares of our restricted common stock in satisfaction the $6,000 of the Note with a fair value of $36,000. (See Note 7). In August 2023, the Noteholder received 25,000,000 shares of our restricted common stock in satisfaction of the $12,500 of the Note with a fair value of $2,500. The $10,000 gain resulting from this transaction was reflected in gain on settlement of debt in the accompanying Consolidated Statement of Operations. Repayments of $65,000 were made during 2022, with an additional $5,417 repaid in second and third quarter of 2023. At December 31, 2023 and 2022, the convertible note payable with principal balance of $0 and $17,917, at fair value, was recorded at $0 and $35,834.

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. During October 2022, repayment of $10,000 was made. At December 31, 2023 and 2022, the convertible note payable with principal balance of $230,000, at fair value, was recorded at $460,000. The Note is in default and negotiation of settlement.

(4)	At December 31, 2023 and 2022, the balance of $225,000 consisted of the advances received from a third party during the periods from May 2019 through May 2020 in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold.

(5)	During June 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”) considering the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, in the amount of $731 commenced in February 2023. The balance of principal and interest is payable over a 360-month period from the date of the SBA Loan Agreement. The SBA requires that the Company collateralize the loan to the maximum extent up to the loan amount. If business fixed assets do not “fully secure” the loan the lender may include trading assets (using 10% of current book value for the calculation), and must take available equity in the personal real estate (residential and investment) of the principals as collateral. During 2023, total repayments of $10,234 were made and applied to accrued interest. The interest expense was $5,625 for each of the years ended December 31, 2023 and 2022. The accrued interest as of December 31, 2023 and 2022 for the EIDL loan is $9,920 and $14,531, respectively.

At December 31, 2023, the future minimum principal payments for all debts are as follows:

Years	Amount
2024	$8,328,044
2025	3,440
2026	3,571
2027	3,707
2028	3,849
Thereafter	129,090
$8,471,701
Less: Long-term portion
SBA notes payable	(143,657)
Current portion	$8,328,044

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

During August 2023, the Noteholder received 25,000,000 shares of our restricted common stock in satisfaction of the $12,500 of the Note with a fair value of $2,500 (See Note 6).

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

During May 2022, in connection with the settlement of a total of $108,500 of the Notes originated in 2020 and 2022 with one noteholder, we issued 222,500,000 shares of common stocks in satisfaction of $108,500 of the Notes with a fair value of $222,500. The settlement resulted in a loss on settlement of debt for $114,000 (See Note 6).

8. STOCK WARRANTS

Common Stock Warrants

During August 2020, convertible promissory notes of $38,500 were amended with additional original issuance discount of $7,550 due February 2021. These notes were further amended on January 1, 2022 to extend the maturity date to August 2022. During October 2020, a convertible promissory note of $16,500 was amended to add additional OID of $1,650 due October 2022. In connection with the issuance of amended convertible notes, the Company granted the following warrants at an exercise price of $0.001 per share. These warrants expired during 2022 (see Note 6).

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

During December 2021, in connection with the issuance of three of the convertible notes of $172,500 with original issuance discount of $22,500 due in one year, the Company granted the 246,428,571 warrants at an exercise price of $0.002 per share that expired in December 2022 (See Note 6).

During January and May 2022, in connection with the issuance of the convertible note of $115,000 with original issuance discount of $15,000 due in one year, the Company granted the 164,285,714 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. The warrants were valued using the Black-Scholes method and recorded as a debt discount. No warrants have been exercised. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the warrants issued with debt were treated as derivative liabilities requiring fair value adjustment at each reporting date. The warrants were valued at their fair value of $0 and $6,072 using the Black-Scholes method on December 31, 2023 and 2022, respectively.

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the years ended December 31, 2023 and 2022:

	Number Of shares	Weighted average exercise price

Balance December 31, 2021	446,703,571	$0.0017
Exercised	-	-
Issued	164,285,714	0.0020
Expired	(446,703,571)	0.0017
Balance December 31, 2022	164,285,714	$0.0020
Exercised	-	-
Issued	-	-
Expired	(164,285,714)	0.0020
Balance December 31, 2023	-	$-

The following table summarizes information about fixed-price warrants outstanding as of December 31, 2023 and 2022:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2022	$ 0.001-0.002	511,124,941	0.20 years	$0.0020
2023	$-	33,082,192	0 years	$-

At December 31, 2023, the aggregate intrinsic value of all warrants outstanding and expected to vest was $0. The intrinsic value of warrant share is the difference between the fair value of our restricted common stock and the exercise price of such warrant share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money warrants had they exercised their warrants on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on $0.0001, the closing stock price of our restricted common stock on December 31, 2023. There were no in-the-money warrants at December 31, 2023.

9. INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2023 and 2022, are approximately as follows.

	December 31,
	2023	2022
Computed “expected” tax expense (benefit) - Federal	$(292,605)	$(1,717,143)
Computed “expected” tax expense (benefit) - State	(60,541)	(355,285)
Permanent differences and other	47,605	2,793,853
Change in valuation allowance	305,541	721,425
Provision for income taxes	$-	$-
Effective tax rate	0%	0%

F-27

	2023	2022
Net deferred income tax assets:
Reserve for prepaid inventory	$24,156	$18,859
Accrued salary	348,162	307,610
Recovery for receivables from officer	44,927	18,197
Net operating loss carryforwards	11,234,702	11,001,740
Valuation allowance	(11,651,947)	(11,346,406)
Net deferred income tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have provided a valuation allowance to fully reserve such assets. The valuation allowances increased by $305,541 and $721,425 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had net operating loss carryforwards (“NOLs”) of approximately $41.9 million, after excluding $2.4 million from 2003 that expired during 2023. Of the remaining balance, approximately $9.5 million were generated after December 31, 2017 and may be carried forward indefinitely, while $32.4 million will expire at various dates through 2037.

The Company’s 2020 through 2023 tax returns are subject to examination by the Internal Revenue Services and various state authorities.

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2023	2022
Accrued consulting fees	$220,900	$161,550
Accrued settlement expenses (1)	680,235	680,235
Accrued payroll taxes	240,023	227,783
Accrued interest	756,426	605,546
Accrued others	2,913	2,913
Total	$1,900,497	$1,678,027

(1)	On August 28, 2024, the U.S. District Court for the Eastern District of New York entered a final consent judgment against the Company, enjoining it from violating certain provisions of the federal securities laws and ordering disgorgement and civil monetary penalties. The Court entered a final consent judgment in which it was ordered to pay $520,940 in disgorgement and $59,295 in prejudgment interest thereon, as well as $100,000 in civil penalties. As of December 31, 2023, the Company had accrued a total legal settlement amount of $680,235 (See Note 13).

11. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	December 31, 2023	December 31, 2022
Supplier advances for future purchases	$341,472	$320,572
Reserve for supplier advances	(341,472)	(320,572)
Net supplier advances	-	-
Prepaid professional fees	29,999	62,651
Deferred stock compensation	-	-
Total	$29,999	$62,651

We performed an evaluation of our inventory and related accounts at December 31, 2023 and 2022, and increased the reserve on supplier advances for future venom purchases by $20,900 and $26,410, respectively. At December 31, 2023 and 2022, the total valuation allowance for prepaid venom is $341,472 and $320,572, respectively.

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

From March to December 2022, we purchased six convertible notes from StemSation totaling $41,196, which included a $3,745 original issuance discount. Repayments of $101,750 have been received during the third and fourth quarter of 2022. At December 31, 2022, the principal balance of the notes, net of discount of $600 was$225,396.

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

Between July and November 2023, $103,916 of the $264,000 settlement was converted into 59,043,425 shares, as summarized in the table below. The remaining $160,084 of the settlement was recorded as a settlement receivable in the accompanying consolidated balance sheets as of December 31, 2023 and is expected to be converted in subsequent periods.

Date of Conversion Notice	Conversion Amount	Number of Shares Issued	Value of Shares Issued ($/per share) at Issuance
7/12/2023	$33,516	19,043,425	0.00176
8/24/2023	$35,200	20,000,000	0.00176
11/7/2023	$35,200	20,000,000	0.00176

Of the 59,043,425 shares issued, 39,043,425 shares were sold during the third quarter of 2023 for total proceeds of $68,716 under a series of Stock Purchase Agreements. The remaining 20,000,000 shares, converted in November 2023 and valued at $35,200, were recorded as an investment in StemSation stock as of December 31, 2023 at cost, which management believes approximates fair value based on the expected recovery pursuant to the Stock Purchase Agreement covering a total of 150,000,000 shares.

Of the total proceeds of $68,716, $33,516 was collected in September 2023, the remaining $35,200 was recorded as a receivable from the sale of StemSation Stock as of December 31, 2023.

In March 2024, the Company sold 10,000,000 shares to a third party for total proceeds of $17,600. As of the date of this report, the $17,600 related to this transaction, together with the $35,200 receivable from September 2023, remains outstanding, for a total of $52,800 due to the Company.

During the third and fourth quarter of 2023, we purchased two convertible notes for $6,600 which included a $600 original issuance discount. They are convertible at $0.005 per share and due in one year after funding.

Amortization for all the convertible notes receivable was $3,031 and $16,215 recognized as other income in the accompanying consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively.

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

	December 31,	December 31,
	2023	2022
Lease cost
Operating lease cost	$97,587	$104,867
Short-term lease cost	-	-
Total lease cost	$97,587	$104,867

Balance sheet information
Operating ROU Assets	$251,951	$537,228
Less accumulated amortization	(77,429)	(285,277)
Operating ROU Assets, net	$174,522	$251,951

Operating lease obligations, current portion	$83,703	$74,837
Operating lease obligations, non-current portion	93,411	177,114
Total operating lease obligations	$177,114	$251,951

Weighted average remaining lease term (in years) – operating leases	2	3
Weighted average discount rate-operating leases	8%	8%

Supplemental cash flow information related to leases were as follows, for the years ended December 31, 2023 and 2022:

Cash paid for amounts included in the measurement of operating lease liabilities	$94,994	$88,728

Future minimum payments under the lease agreement are as follows:

December 31,	Total
2024	$94,847
2025	97,508
Total future lease payments	$192,355
Less imputed interest	(15,241)
Total	$177,114

From time to time, the Company subleases a portion of its leased facility. Sublease rental income is recorded as a reduction of general and administrative expenses in the statement of operations, as the amounts represent recoveries of operating costs rather than revenues from the Company’s primary business activities. The sublease arrangements are short-term and operate on a month-to-month basis. Total sublease rental income was approximately $72,523 and $40,000 for the years ended December 31, 2023 and 2022, respectively.

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of December 31, 2023. As of December 31, 2023 and 2022, we have accrued $142,500 in accrued expense on the accompanying consolidated balance sheets.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of December 31, 2023 and 2022, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

During September 2022, the Company renewed its consulting agreement with an external consultant for a three-year term, providing for monthly compensation of $10,000. Consulting expenses of $120,000 were recorded in each of 2023 and 2022 within selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

Litigation

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note (contrary to the Get Credit Healthy lawsuit discussed above, we are certain that this individual is the majority owner of CSA 8411, LLC). Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL, however, the mediation was unsuccessful. Defendant also filed affirmative claims against the Plaintiff, its owner Dan Oran and several related entities. On May 19, 2025, the Company entered into a settlement agreement with the counterparty, under which the total obligation was resolved for $125,000. The settlement terms include an initial payment of $35,000 made on May 19, 2025, followed by nine monthly payments of $10,000 each. The agreement also provides that, in the event of a payment default not cured within five business days of written notice, the counterparty may seek entry of a consent judgment against the Company in the amount of $400,000, reduced by any amounts already paid under the settlement. At December 31, 2023 and 2022, we owed principal balance of $91,156, and accrued interest of $73,733 and $62,795, respectively. The total liability recorded prior to the settlement on May 19, 2025 was $178,526, consisting of $91,156 in principal and $87,370 in accrued interest. The settlement of $125,000 will result in a gain on settlement of $53,526, which will be recognized upon full satisfaction of the payment terms (see Note 15).

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

In July 2024, a final judgment was issued, ordering the defendant to pay $520,940 in disgorgement, $59,295 in prejudgment interest, and a $100,000 civil penalty. As of December 31, 2023, the Company had accrued a total legal settlement amount of $680,235 (See Note 10).

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

During 2023, the Company sold certain equipment to Avini, a related party, in connection with Avini assuming responsibility for the manufacturing of its own products. The equipment had a carrying amount of approximately $43,900 at the time of sale. The Company received proceeds of approximately $83,600, resulting in a gain of approximately $39,700, which is included in other income for the year ended December 31, 2023.

During September 2023, the sales and manufacturing structure between the Company and Avini was revised. Avini assumed responsibility for manufacturing its own products, and the Company transferred to Avini certain raw materials and packaging supplies related to amounts previously advanced by Avini. In connection with this transition, the Company relocated its operations to a Boca Raton facility leased by Avini. Under this arrangement, the Company uses the facility rent-free, shares space and resources with Avini, and Avini pays all lease and office-related expenses. While sales to Avini are expected to decline beginning in 2024 as Avini manufactures its own products, the Company benefits from reduced operating costs and continued access to manufacturing capabilities for its own Nutra Pharma–branded products.

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. We repaid $40,000 of the accrued interest during the first and second quarters of 2021. During October 2021, we issued 12,500,000 shares of common stock to satisfy the $10,000 accrued interest. The shares were valued at accrued payable amount due to the fact that it was a related party transaction. During the first and second quarter of 2022, we repaid $15,000 of accrued interest. At December 31, 2023 and 2022, we owed this director accrued interest of $168,724 and $149,909. The interest expense for the years ended December 31, 2023 and 2022 was $18,815 and $17,141.

As of December 31, 2023 and 2022, we had the following related party balances:

	December 31,	December 31,
	2023	2022
Deferred revenue to a related party	$233,331	$181,515
Due to officer	659,433	112,046
Accrued payroll due to officers	1,373,693	1,213,693
Accrued interest to a related party	168,724	149,909

For the years ended December 31, 2023 and 2022, we had the following related party transactions:

	December 31, 2023	December 31, 2022
Net sales to a related party	$389,316	$292,474
Bad debt expense - related party	105,465	71,796
Rental income from a related party	40,000	25,000
Interest expense to a related party	18,815	17,141

These transactions were not conducted at arm’s length and therefore may not reflect the terms that would have been agreed to with an unrelated third party.

15. SUBSEQUENT EVENTS

Convertible Promissory Notes

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

Settlement of Convertible Notes Receivable

Pursuant to the settlement with StemSation to convert notes receivable totaling $264,000 into shares of StemSation’s common stock, the Company was issued shares in multiple tranches. During July through November 2023, a total of $103,916 of the $264,000 settlement was converted into 59,043,425 shares, with the remaining $160,084 expected to be converted in subsequent periods. Of these shares, 49,043,425 shares (39,043,425 during the third quarter of 2023 and 10,000,000 during the first quarter of 2024) were sold under a series of Stock Purchase Agreements for total proceeds of $85,316. As of the reporting date, $33,516 had been received, with the remaining $52,800 to be collected.

During 2024, we purchased multiple convertible notes from StemSation for a total of $37,450 with original issuance discount of $3,450. During May 2025, we purchased a convertible note from the StemSation for $28,750, with original issuance discount of $3,750. The notes are convertible into common shares for $0.005 per common share and mature in one year from the funding of the notes. The original issuance discount is amortized over the lives of the notes.

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

Settlement of Promissory Note Litigation

At December 31, 2023, the Company had a promissory note with a principal balance of $91,156 and accrued interest of $73,733, which was subject to litigation (See Note 6 and Note 13). On May 19, 2025, the Company entered into a settlement agreement with the counterparty, under which the total obligation was resolved for $125,000. The settlement terms include an initial payment of $35,000 made on May 19, 2025, followed by nine monthly payments of $10,000 each. The agreement also provides that, in the event of a payment default not cured within five business days of written notice, the counterparty may seek entry of a consent judgment against the Company in the amount of $400,000, reduced by any amounts already paid under the settlement. The total liability recorded prior to the settlement was $178,522, consisting of $91,156 in principal and $87,370 in accrued interest. The settlement of $125,000 will result in a gain on settlement of $53,526, which will be recognized upon full satisfaction of the payment terms. Payments totaling $30,000 were made during the period from June through August 2025.

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

