Form 10-Q
period 2024-06-30
NUTRA PHARMA CORP
filed 2025-12-23
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2024

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

As of December 23, 2025, there were 7,099,727,214 shares of common stock and 12,000,000 shares of Series B preferred stock issued and outstanding.

2

Nutra Pharma Corp (“Nutra Pharma”) and its wholly owned subsidiary, ReceptoPharm, Inc. (“ReceptoPharm”), are referred to herein as “we”, “our” or “us” (ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Quarterly Report on Form 10–Q for the period ending June 30, 2024, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward–looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward–looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable	22,593	22,433
Inventory, current portion	23,760	19,544
Other receivable	5,000	5,000
Convertible notes receivable, net of discount	44,050	6,600
Receivable from sale of Stemsation stocks	52,800	35,200
Investment in Stemsation stocks	17,600	35,200
Settlement receivables	160,084	160,084
Prepaid expenses and other current assets	33,999	29,999
Total current assets	359,886	314,060

Inventory, less current portion	114,670	125,170
Property and equipment, net	14,122	17,842
Operating lease right-of-use assets, net	133,487	174,522
Security deposit	8,803	8,803
Total assets	$630,968	$640,397

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$870,413	$762,955
Accrued expenses	2,005,825	1,900,497
Accrued payroll due to officers	1,504,790	1,373,693
Deferred revenue - related party	227,762	233,331
Accrued interest to related parties	178,971	168,724
Due to officers	1,108,375	659,433
Derivative liabilities	697,965	661,257
Other debt, net of discount, current portion	8,309,751	8,321,801
SBA notes payable, current portion	7,950	6,243
Operating lease obligations, current portion	88,461	83,703
Total current liabilities	15,000,263	14,171,637

SBA notes payable, less current portion	141,950	143,657
Operating lease obligations, less current portion	47,636	93,411
Total liabilities	15,189,849	14,408,705

Commitments and Contingencies (Note 12)

Stockholders’ deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized and 12,000,000 Series B Preferred shares authorized, issued and outstanding	12,000	12,000
Common stock, $0.001 par value, 12,000,000,000 shares authorized; 7,099,727,214 and 7,039,727,214 shares issued and outstanding	7,099,727	7,064,727
Common stock to be issued	469,678	469,678
Additional paid-in capital	53,599,261	53,630,761
Accumulated deficit	(75,739,547)	(74,945,474)
Total stockholders’ deficit	(14,558,881)	(13,768,308)
Total liabilities and stockholders’ deficit	$630,968	$640,397

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Net sales	$51,710	$52,398	$89,442	$106,920
Net sales to a related party	36,759	112,489	71,708	212,991
Cost of sales	(18,624)	(80,252)	(41,108)	(132,177)
Reserve for supplier advances for purchases	(15,000)	-	(30,000)	-
Gross profit	54,845	84,635	90,042	187,734

Operating expenses:

Selling, general and administrative	274,338	266,939	604,844	663,259
Bad debt expense - related party	-	-	-	105,465
Total operating expenses	274,338	266,939	604,844	768,724
Loss from operations	(219,493)	(182,304)	(514,802)	(580,990)

Other income (expenses)
Other income	3,150	31,894	3,450	32,794
Interest expense	(81,847)	(85,904)	(163,404)	(224,021)
Interest expense to related parties	(5,199)	(4,618)	(10,247)	(9,054)
Change in fair value of convertible notes and derivatives	(56,250)	(38,314)	(122,990)	(90,185)
Stock based loan modification cost	-	-	-	-
Net gain (loss) on settlement of debt and accrued expenses	(7,500)	-	13,920	(350)
Total other expenses	(147,646)	(96,942)	(279,271)	(290,816)
Loss before income taxes	(367,139)	(279,246)	(794,073)	(871,806)
Provision for income taxes	-	-	-	-
Net loss	$(367,139)	$(279,246)	$(794,073)	$(871,806)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during
the period - basic	7,657,102,214	7,597,102,214	7,650,179,137	7,597,102,214

Weighted average number of shares outstanding during
the period - diluted	7,657,102,214	7,597,102,214	7,650,179,137	7,597,102,214

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended June 30, 2024 and 2023

(Unaudited)

	Preferred Stock						Additional		Total
	Series B		Common Stock		C.S to be issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -March 31, 2024	12,000,000	$12,000	7,064,727,214	$7,064,727	592,375,000	$473,178	$53,630,761	$(75,372,408)	$(14,191,742)

Common stock issued for debt modification and penalty- recognized in Q1, issued in Q2	-	-	35,000,000	35,000	(35,000,000)	(3,500)	(31,500)	-	-
Net loss	-	-	-	-	-	-	-	(367,139)	(367,139)
Balance -June 30, 2024	12,000,000	$12,000	7,099,727,214	$7,099,727	557,375,000	$469,678	$53,599,261	$(75,739,547)	$(14,558,881)

	Preferred Stock						Additional		Total
	Series B		Common Stock		C.S to be issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -March 31, 2023	12,000,000	$12,000	7,039,727,214	$7,039,727	557,375,000	$469,678	$53,653,261	$(74,144,678)	$(12,970,012)

Net loss	-	-	-	-	-	-	-	(279,246)	(279,246)
Balance -June 30, 2023	12,000,000	$12,000	7,039,727,214	$7,039,727	557,375,000	$469,678	$53,653,261	$(74,423,924)	$(13,249,258)

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Preferred Stock						Additional		Total
	Series B		Common Stock		C.S to be issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2023	12,000,000	$12,000	7,064,727,214	$7,064,727	557,375,000	$469,678	$53,630,761	$(74,945,474)	$(13,768,308)

Common stock issued for debt modification and penalty	-	-	-	-	35,000,000	3,500	-	-	3,500
Common stock issued for debt modification and penalty- recognized in Q1, issued in Q2	-	-	35,000,000	35,000	(35,000,000)	(3,500)	(31,500)	-	-
Net loss	-	-	-	-	-	-	-	(794,073)	(794,073)
Balance -June 30, 2024	12,000,000	$12,000	7,099,727,214	$7,099,727	557,375,000	$469,678	$53,599,261	$(75,739,547)	$(14,558,881)

	Preferred Stock						Additional		Total
	Series B		Common Stock		C.S to be issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2022	12,000,000	$12,000	7,039,727,214	$7,039,727	557,375,000	$469,678	$53,653,261	$(73,552,118)	$(12,377,452)

Net loss	-	-	-	-	-	-	-	(871,806)	(871,806)
Balance -June 30, 2023	12,000,000	$12,000	7,039,727,214	$7,039,727	557,375,000	$469,678	$53,653,261	$(74,423,924)	$(13,249,258)

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(794,073)	$(871,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in reserve for supplier advances for purchases	30,000	-
Bad debt expense - related party	-	105,465
(Gain) loss on settlement of debt and accrued expense	(13,920)	350
Depreciation	3,720	10,886
Amortization of convertible notes receivable discount	(3,450)	(2,431)
Change in fair value of convertible notes and derivatives	122,990	90,185
Amortization of loan discount	75,560	93,532
Amortization of operating lease right-of-use assets	41,035	37,969
Changes in operating assets and liabilities:
Increase in accounts receivable	(160)	(90)
Decrease (increase) in inventory	6,284	(6,079)
Increase in other receivable	(33,000)	(36,363)
Decrease (increase) in prepaid expenses and other current assets	(34,000)	2,652
Increase in accounts payable	107,458	16,095
Increase in accrued expenses	129,936	94,754
Increase in accrued payroll due to officers	131,097	80,000
(Decrease) increase in deferred revenue - related party	(5,569)	130,658
Increase in accrued interest to related parties	12,287	11,280
Decrease in operating lease obligations	(41,017)	(36,673)
Net cash used in operating activities	(264,822)	(279,616)

Cash flows from investing activities:
Convertible notes receivable advances	(1,000)	(12,310)
Convertible notes receivable repayments	-	12,500
Net cash (used) provided by investing activities:	(1,000)	190

Cash flows from financing activities:
Loans from officer	257,779	338,831
Repayment of officer loans	(63,876)	(92,000)
Proceeds from convertible notes	174,000	25,000
Repayment of convertible notes	(10,321)	(20,860)
Advances from other notes payable	69,840	116,200
Repayments of other notes payable	(161,600)	(87,745)
Net cash provided by financing activities	265,822	279,426

Net change in cash	-	-

Cash - beginning of period	-	-

Cash - end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$23,052	$54,203
Cash paid for income taxes	$-	$-

Non Cash Financing and Investing:
Common stock issued for debt modification and penalty	$3,500	$-
Sale of Stemsation shares for which proceeds were receivable at period end	$17,600	$-
Stemsation shares awarded but not yet issued in settlement of convertible notes receivable	$-	$264,000
Reclassification of convertible notes payable to due to officers	$253,000
Reclassification of other receivable to convertible notes receivable	$33,000	$36,363

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

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

Liquidity and Going Concern

Our Unaudited Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $75,739,547 at June 30, 2024. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $14,640,377 and a stockholders’ deficit of $14,558,881 at June 30, 2024.

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. No allowance for doubtful account is deemed to be required at June 30, 2024 and December 31, 2023.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. We classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of sales. We performed an evaluation of our inventory and related accounts at June 30, 2024 and December 31, 2023, and increased the reserve on supplier advances for future venom purchases included in prepaid expenses and other current assets by $30,000 and $20,900, respectively. At June 30, 2024 and December 31, 2023, the total valuation allowance for prepaid venom was $371,472 and $341,472, respectively.

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

Cash and cash equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits of $250,000. For the purpose of the condensed consolidated statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company had no cash or cash equivalents balances.

Concentration of Credit Risk

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. For the three and six months ended June 30, 2024, sales to Avini Health (“Avini”), a related party, accounted for approximately 42% and 44% of total revenues, respectively. For the three and six months ended June 30, 2023, the same customer accounted for approximately 63% and 66% of total revenues, respectively. Avini began manufacturing its own products in September 2023. This shift is expected to significantly reduce our revenues going forward. As of June 30, 2024 and December 31, 2023, 100% of the accounts receivable balance are reserves due from one payment processor.

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

Income Taxes

The Company recorded no income tax expense for the three and six months ended June 30, 2024 and 2023 because the estimated annual effective tax rate was zero. The Company applies the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, as well as for net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of June 30, 2024, the Company continues to maintain a full valuation allowance against its net deferred tax assets due to a history of operating losses and the uncertainty regarding the Company’s ability to generate sufficient future taxable income to realize such assets.

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

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because for the three and six months ended June 30, 2024 and 2023, the effect of including these potential shares was antidilutive due to a net loss:

	June 30, 2024	June 30, 2023
Convertible notes payable at fair value	19,537,028,972	18,094,916,348
Convertible notes payable	6,979,649,502	6,364,577,169
Total	26,516,678,474	24,459,493,517

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

Not Yet Effective Pronouncements

The Company has evaluated the impact of the following recently issued accounting standards, which have not yet been adopted as of June 30, 2024:

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

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the condensed consolidated financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at June 30, 2024 and December 31, 2023:

	Fair Value Measurements at June 30, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$697,965	$-	$697,965	$-
Convertible notes at fair value	$1,953,704	$-	$-	$1,953,704

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$661,257	$-	$661,257	$-
Convertible notes at fair value	$1,867,421	$-	$-	$1,867,421

The following table shows the changes in fair value measurements for the warrant liability using significant unobservable inputs (Level 3) during the six months ended June 30, 2024 and the year ended December 31, 2023:

Description	June 30, 2024	December 31, 2023
Beginning balance	$-	$6,072
Purchases, issuances, and settlements	-	-
Total gain included in earnings (1)	-	(6,072)
Ending balance	$-	$-

(1)	The gain related to the revaluation of our warrant liability is included in “Change in fair value of convertible notes and derivatives” in the accompanying unaudited condensed consolidated statements of operations.

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

We valued derivative liabilities using the number of potential convertible shares for warrants in equity and convertible notes with fixed conversion price that are recorded at amortized cost times the closing stock price of our restricted common stock at June 30, 2024. These derivative liabilities are recorded due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit and the equity environment is tainted, and therefore all convertible debt and options and warrants should be accounted for as liabilities.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at June 30, 2024 and December 31, 2023:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
June 30, 2024	$663,529	8%-10%	19%-24%	N/A	$0.00005-$0.00006	50%-60%	3 to 25 Days
December 31, 2023	$663,529	8%-10%	19%-24%	N/A	$0.00005-$0.00006	50%-60%	3 to 25 Days

Using the stated assumptions summarized in the table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2024 and the year ended December 31, 2023:

Description	June 30, 2024	December 31, 2023
Beginning balance	$1,867,421	$1,729,183
Loss from change in fair value (1)	86,283	146,155
Repayments in cash	-	(5,417)
Conversion to common stock	-	(2,500)
Ending balance	$1,953,704	$1,867,421

(1)	The losses related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying unaudited condensed consolidated statements of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At June 30, 2024 and December 31, 2023, inventories were as follows:

	June 30, 2024	December 31, 2023
Raw Materials	$131,670	$135,670
Finished Goods	6,760	9,044
Total Inventories	138,430	144,714
Less: Long-term inventory	(114,670)	(125,170)
Current portion	$23,760	$19,544

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Furniture and fixtures	$20,805	$20,805
Lab equipment	37,204	37,204
Total	58,009	58,009
Less: Accumulated depreciation	(43,887)	(40,167)
Property and equipment, net	$14,122	$17,842

During 2023, the Company sold certain equipment to Avini, a related party, in connection with Avini assuming responsibility for the manufacturing of its own products. The equipment had a carrying amount of approximately $43,900 at the time of sale.

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At June 30, 2024, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the three-months ended June 30, 2024 and 2023 was $1,860 and $5,442, respectively. Depreciation expense for the six-months ended June 30, 2024 and 2023 was $3,720 and $10,886, respectively.

5. DUE TO/FROM OFFICERS

At June 30, 2024, the balance due to Rik Deitsch, the Company’s former CEO, and the companies majority owned and controlled by him (collectively referred to as “Due to Officer”) in the aggregate is $855,375, which balance is unsecured and accruing interest at 4%. During the six months ended June 30, 2024, in the aggregate, we repaid $63,876 and were advanced $257,779 on this balance. Additionally, accrued interest on the outstanding balance was $11,201 and is included in the due to officer account. The Company had fully reserved receivables from companies owned by him. The reserve was $177,261 as of June 30, 2024. No bad debt expense was recorded for the three and six months ended June 30, 2024. The bad debt expense of $0 and $105,465 was recorded for the three and six months ended June 30, 2023, respectively.

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

6. DEBTS

Debts consist of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Notes payable – Unrelated third parties (Net of discount of $14,980 and $14,350, respectively) (1)	$1,222,872	$1,280,702
Convertible notes payable – Unrelated third parties (Net of discount of $40,270 and $17,814, respectively) (2)	4,908,175	4,948,678
Convertible notes payable, at fair value (3)	1,953,704	1,867,421
Other advances from an unrelated third party (4)	225,000	225,000
SBA notes payable (5)	149,900	149,900
Ending balances	8,459,651	8,471,701
Less: Long-term portion- SBA notes payable	(141,950)	(143,657)
Current portion	$8,317,701	$8,328,044

(1)	At June 30, 2024 and December 31, 2023, the balance of $1,222,872 and $1,280,702 net of discount of $14,980 and $14,350, respectively, consisted of the following loans:

●	In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The Notes carry interest at 12% annually and were originally due on the date that was six-months from the execution and funding of the note. The notes were convertible into shares of Company’s common stock at a conversion price of $0.008 per share. At June 30, 2024 and December 31, 2023, we owed principal balance of $91,156, and accrued interest of $79,157 and $73,733, respectively. The remaining principal balance of $91,156 and accrued interest of $79,157 are subject to litigation and a settlement was reached in May 2025 (See Note 12 and Note 14).

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly instalments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. We signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011(this includes a $25,000 penalty for non-payment). We repaid $25,000 during the three months ended March 30, 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013, the debt of $281,772 reverted back to LPR and remains outstanding at June 30, 2024 and December 31, 2023.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge. The debt of $55,410 reverted back to University Centre West Ltd. and is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At June 30, 2024 and December 31, 2023, the accrued interest is $8,313 and $7,811, respectively.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At June 30, 2024 and December 31, 2023, the outstanding principal balance is $50,000 and accrued interest is $104,700 and $98,667, respectively.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At June 30, 2024 and December 31, 2023, the outstanding principal balance is $50,000 and accrued interest is $97,900 and $91,867, respectively.

●	A promissory note originally issued to an unrelated third party in August 2016 was restated in September 2019 in the amount of $333,543 bearing monthly interest at a rate of 2.0% and was due September 2020. The Note is in default and negotiation of settlement. At June 30, 2024 and December 31, 2023, the principal balance is $333,543, and the accrued interest is $390,245 and $349,997, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In March 2018, $15,000 of the principal balance of the note was assigned to an unrelated third party and is in negotiation of settlement. In January 2019, the remaining principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). At June 30, 2024 and December 31, 2023, the principal balance outstanding is $15,000, and the accrued interest is $1,371.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At June 30, 2024 and December 31, 2023, the accrued interest is $94,200 and $88,167, respectively.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At June 30, 2024 and December 31, 2023, the accrued interest is $8,914 and $8,285, respectively.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively, with the monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. The Company repaid an aggregate of $136,527 over the four years from 2018 through 2021. The portion of settlement of $130,401 was repaid in full as of June 30, 2021. At June 30, 2024 and December 31, 2023, the outstanding principal balance is $33,874, and is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At June 30, 2024 and December 31, 2023, the principal balance of the note is $50,000.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. During March 2020, $50,000 of the Note was settled for 125,000,000 shares with a fair value of $87,500. We recorded a loss on settlement in other expense for $37,500 in March 2020. An additional 36,000,000 shares were issued to satisfy the default provision of the original note and 10,000,000 shares were issued along with the restatement. The total fair value of issued stock was $32,200. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. We repaid a total of $15,000 during the first and fourth quarters of 2022. At June 30, 2024 and December 31, 2023, the principal balance of the loan is $69,000, and is in default and negotiation of further settlement.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note is in default and in negotiation of settlement. The note was due in six months from the execution and funding of the note. At June 30, 2024 and December 31, 2023, the principal balance of the note is $18,000 and the accrued interest is $2,000. The accrued interest represents a one-time amount and no further interest is accruing on the note.

●	In October 2022, the Company received a loan for $199,000 from a non-related party. The loan was repaid in full in November 2024 (see Note 14), together with interest at an average annual rate of approximately 51%. Weekly payments ranged from approximately $2,000 to $3,800; due to our financial hardship, the lender periodically reduced the payment amounts to provide temporary relief. The Company has recorded loan costs in the amount of $2,488 for the loan’s origination fees paid at inception date. The total loan cost is amortized over the term of the loan. The loan is under personal guarantee by Mr. Deitsch. We repaid $15,100 and $78,261 during the years ended December 31, 2023 and 2022, respectively, and an additional $41,788 during the first two quarters of 2024. At June 30, 2024 and December 31, 2023, the principal balance, is $63,851 and $105,639, respectively. The amortization of loan cost for three and six months ended June 30, 2023 is $0 and $1,200, respectively.

●	In December 2022, a promissory note of $17,000 was issued to an unrelated third party, scheduled to be repaid through monthly payments of $1,518 with interest at an average annual rate of 12.99%. In February 2023, the Company issued a $25,000 promissory note to the same party, using the proceeds to fully repay the December 2022 loan. Although structured for repayment in 12 monthly installments, the note was settled in full ahead of schedule in July 2023. At that time, the Company issued a new $32,000 promissory note to the same party, with the proceeds applied to retire the February 2023 note. The July 2023 note was repaid in August 2023 in connection with the issuance of a $34,000 promissory note, which was fully repaid in September 2024. Total interest expense was $603 and $1,114 for the three months ended June 30, 2024 and 2023, respectively. Total interest expense was $1,206 and $1,396 for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and December 31, 2023, the principal balance of the loan is $8,506 and $25,492, respectively.

●	In June 2023, the Company entered into a Purchase and Sale of Future Receipts Agreement with an unrelated third party. Pursuant to the agreement, the buyer purchased $135,850 of the Company’s future receivables for total proceeds of $91,200, on a non-recourse basis. Under the terms of the agreement, the Company authorized the buyer to debit amounts directly from its bank account at a specified remittance frequency until the total purchased amount of $135,850 was fully collected. In connection with the transaction, the Company recorded a total debt discount of $44,650, representing loan origination fees and issuance costs, which was amortized over the term of the agreement. The Company repaid $92,184 during the second through fourth quarters of 2023. The remaining balance of $43,666 under this agreement was fully repaid in February 2024 in connection with the execution of a subsequent agreement. Amortization of the debt discount for the three and six months ended June 30, 2024 was $0 and $14,350, respectively. Amortization of the debt discount for the three and six months ended June 30, 2023 was $2,550. As of June 30, 2024 and December 31, 2023, the principal balance, net of unamortized debt discount of $0 and $14,350, was $0 and $29,316, respectively.

●	In February 2024, the Company entered into a second Purchase and Sale of Future Receipts Agreement with the same third party. Under this agreement, the buyer purchased $104,400 of the Company’s future receivables for total proceeds of $72,000, on a non-recourse basis. The Company authorized the buyer to debit its bank account at the specified remittance frequency until the full purchased amount of $104,400 was remitted. In connection with this second transaction, the Company recorded a total debt discount of $34,560 for loan origination fees and issuance costs, which was amortized over the term of the agreement. The outstanding balance under this agreement was fully repaid in September 2024. During the first two quarters of 2024, we repaid $59,160. Amortization of the debt discount for the three and six months ended June 30, 2024 was $14,970 and $19,580. As of June 30, 2024, the principal balance, net of an unamortized debt discount of $14,980, was $30,260.

(2)	At June 30, 2024 and December 31, 2023, the balance of $4,908,175 and $4,948,678 net of discount of $40,270 and $17,814, respectively, consisted of the following convertible loans:

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000 and a conversion option at $0.001 per share. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At June 30, 2024 and December 31, 2023, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to 14 unrelated third parties for a total of $525,150 with original issue discount of $44,150. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. During May 2019, we restated two convertible notes payable with additional original issuance discount of $6,400. The two restated notes were due in August 2020 and are in default. At June 30, 2024 and December 31, 2023, the outstanding principal balance of the notes issued in 2018 was $531,550.

●	During February 2019, the Company issued convertible notes payable totaling $55,000 with an original issuance discount of $5,000. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.0005 per share. During August and October 2020, the notes were amended to include additional original issuance discounts of $9,200 and were accompanied by the issuance of warrants. All warrants associated with these notes expired during 2022. The Notes are in default and negotiation of settlement.

●	During November 2019, we issued a convertible promissory note to an unrelated third party for $137,500 with original issuance discount of $12,500. The note was due nine months from the execution and funding of the notes. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price of $0.000275. The Note is in default and negotiation of settlement.

At June 30, 2024 and December 31, 2023, the outstanding principal balance of the notes issued in 2019 was $201,700.

●	During the year ended December 31, 2020, the Company issued convertible notes payable of $555,600 with an original issuance discount of $53,600. $287,400 of these notes were due in a year, and $268,200 of the Notes were due in six months from the execution and funding of each note. The notes are convertible into shares of the Company’s common stock at a conversion price ranging from $0.0002 to $0.0008 per share. In May 2022, $16,500 of the notes issued in November 2020 were settled through the issuance of common stock. At June 30, 2024 and December 31, 2023, the outstanding principal balance of the notes issued in 2020 was $539,100. The notes are currently in default and under negotiation for settlement.

●	During 2021, we issued convertible promissory notes to unrelated third parties totaling $2,480,043 with original issuance discounts of $323,484. The Noteholders had the right to convert the notes into shares of Common Stock at a conversion price ranging from $0.0003 to $0.002 per share. The notes were due one year from the execution and funding of the notes. On January 1, 2022, $228,563 of the Notes issued during January to April 2021 were amended to extend the due date to August 29, 2022. The notes are currently in default and under negotiation for settlement.

●	During March 2021, the remaining balance of the promissory note of $30,000 originally issued in September 2018 was sold to an unrelated third party in the form of a convertible note at a fixed conversion price of $0.01 per share. The new note carries interest at 12% with scheduled monthly payments of $1,000 beginning in April 2021 through March 2024. The Note was repaid in full during the first quarter of 2024. The principal balance as of June 30, 2024 and December 31, 2023 is $0 and $2,821. The interest expense for the three months ended June 30, 2024 and 2023 is $0 and $280, respectively. The interest expense for the six months ended June 30, 2024 and 2023 is $26 and $640, respectively.

●

During August 2021, the promissory note of $166,926 was restated in the form of a convertible note at a fixed conversion price of $0.002 per share. The restated balance is $183,619 with an original issuance discount of $16,693 and was due February 2022. During February 2022, we issued 20,866,250 shares of common stock to satisfy the principal balance of $16,693. The remaining balance of $166,926 was further restated into a convertible note with a fixed conversion price of $0.002 per share, maturing in August 2022. In August 2022, the balance of $166,926 was further restated with an original issuance discount of $16,693 in the form of a convertible note at a fixed conversion price of $0.002 per share due February 2023, provided that our agreement to repay $16,693 in cash by October 2022. However, we failed to meet this repayment obligation. As a result, the new convertible note amounts to a total of $200,312 (including $166,926, $16,693, and an original issuance discount of $16,693) with a fixed conversion price of $0.002 per share, due February 2023. The Company made a payment of $5,000, which was applied against accrued late payment penalties. As of December 31, 2023, the note had a principal balance of $200,312 and an accrued late payment penalty of $24,608, resulting in a total outstanding balance of $224,920. In February 2024, the principal balance and the related penalty were restated. 35,000,000 shares of common stock were issued in satisfaction of $24,920 of the outstanding balance (See Note 7), with the remaining $200,000 restated as new principal. The fair value of the shares issued was $3,500, resulting in a gain of $21,420, which was recognized as a gain on settlement of debt and accrued expense in the accompanying condensed consolidated statements of operations for the first quarter of 2024. Amortization for the three and six months ended June 30, 2024 was $7,500 and $12,500, respectively, for the three and six months ended June 30, 2023 was $0 and $3,467, respectively.

In addition, a 15% OID was applied to the new principal, resulting in a restated principal balance of $230,000. The restated note was due in February 2025 and remained convertible at a fixed price of $0.0008 per share. As of June 30, 2024, the principal balance, net of an unamortized debt discount of $17,500, was $212,500. In February 2025, the note was further restated, with the principal balance of $230,000 subject to an additional 15% OID, while maintaining the same fixed conversion price of $0.0008. The note continues to be secured by a personal guarantee.

●	During 2022, we issued convertible promissory notes to unrelated third parties totaling $874,000 with original issuance discounts of $114,000. The noteholders have the right to convert the notes into shares of common stock at conversion prices ranging from $0.0005 to $0.0008 per share, and the notes were due one year from their respective execution and funding dates. The notes are currently in default and under negotiation for settlement.

●	During 2022, the convertible promissory notes for a total of $339,825 were amended to add additional original issuance discount for a total of $50,974 and matured in July 2023. The notes are currently in default and under negotiation for settlement.

●	During 2022, the Company settled a total of $143,000 of convertible promissory notes, of which $108,500 was settled through the issuance of shares of common stock, with the remaining balance repaid in cash.

●	In February and November 2023, the Company settled two convertible notes which had a conversion price of $0.0008, with total cash payments of $7,250, resulting in a $350 loss on settlement during the first quarter of 2023.

●	In March 2023, the Company repaid $5,000 of its outstanding convertible promissory notes of $52,500 originated in September 2021.

●	During the third quarter of 2023, the Company settled convertible promissory notes of $11,500, which had a conversion price of $0.002. The Company completed repayment in the fourth quarter of 2023, with $13,000 in cash repayments.

●	During 2023, the Company amended convertible promissory notes totaling $197,025 to add aggregate original issuance discounts of $29,554, which extended the due dates by twelve months, to various dates in January, May, and July 2024. The notes are currently in default and under negotiation for settlement.

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

●	During the first quarter of 2024, a convertible promissory note of $53,230 was amended to add an additional original issuance discount of $7,985 scheduled to expire in January 2025.

●	During the first quarter of 2024, the Company issued convertible promissory notes to unrelated third parties with a fixed conversion price ranging from $0.0005 to $0.0006 per share, totaled $128,800 with a combined original issuance discount of $16,800. The notes were due one year from their respective execution and funding dates.

●	During the second quarter of 2024, the Company issued convertible promissory notes to unrelated third parties with a fixed conversion price ranging from $0.0005 to $0.0006 per share, totaled $71,300 with a combined original issuance discount of $9,300. The notes were due one year from their respective execution and funding dates.

●	During the second quarter of 2024, the Company settled convertible promissory notes of $52,500, which had a conversion price of $0.002. The Company completed repayment in the second quarter of 2025, with $60,000 in cash repayments, recognizing a $7,500 loss on settlement of debt during the second quarter of 2024 which is included in loss on settlement of debt in the accompanying condensed consolidated statements of operations.

●	At June 30, 2024, $4,239,923 of the above mentioned convertible notes payable are in default and negotiation of settlement. At the date of this report, $4,718,444 of the notes remain in default and in negotiation of settlement.

●	The total discount amortization on all notes for the three months ended June 30, 2024 and 2023 was $23,102 and $27,692, respectively. The total discount amortization on all notes for the six months ended June 30, 2024 and 2023 was $41,630 and $84,836, respectively. At June 30, 2024 and December 31, 2023, the carrying value of the notes was $4,908,175 and $4,948,678, net of unamortized discounts of $40,270 and $17,814, respectively.

(3)	At June 30, 2024 and December 31, 2023, the balance of $1,953,704 and $1,867,421, respectively, consisted of the following convertible loans:

●	The balance of $20,000 of a Convertible Note originated in March 2016 is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. We have accrued interest at a default interest rate of 20% after the note’s maturity date. At June 30, 2024 and December 31, 2023, the convertible notes payable with principal balance of $20,000 plus accrued interest of $31,305 and $29,294 at fair value, were recorded at $93,283 and $89,626, respectively. The Note is in default and negotiation of settlement.

●	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note was due on May 4, 2018. The Note holder has the right to convert the note into shares of Common Stock at sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. We have accrued interest at a default interest rate of 19% after the note’s maturity date. After prior conversions, at June 30, 2024 and December 31, 2023, the remaining principal of $12,629 plus accrued interest of $21,148 and $19,885, respectively, at fair value, was recorded at $56,296 and $54,191, respectively. The remaining principal balance of the Note is in default.

●	During October 2020, we issued a Convertible Debenture in the amount of $250,000 to an unrelated third party. The note was due in October 2021. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. Upon default, we increased the outstanding principal by 10% and began accruing interest at the default rate of 24% from the note’s maturity date. At June 30, 2024 and December 31, 2023, the convertible note payable with principal balance of $275,000 plus accrued interest of $197,386 and $164,657, respectively, at fair value, were recorded at $944,773 and $879,315. The Note is in default and negotiation of settlement.

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party, and during August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. Both notes carry interest at 8% and were due one year from issuance, unless previously converted into shares of restricted common stock. Following maturity, we accrued interest at the default rate of 24%. The noteholders have the right to convert the notes into shares of common stock at fifty-five percent of the average of the three lowest trading prices of our restricted common stock for the fifteen trading days including the date of receipt of the conversion notice. At June 30, 2024 and December 31, 2023, the combined convertible notes payable plus accrued interest of $88,153 and $79,868, respectively, were recorded at fair value of $287,552 and $272,489. The Note is in default and negotiation of settlement.

●	During January 2019, we issued a convertible denture in the amount of $75,900 to an unrelated third party. The note was due in one year from the restatement date of the note. During November 2020, the Note holder assigned $20,000 of the $75,900 convertible note in January 2019 to a third party. The Noteholder has the right to convert the note into shares of common stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion.

At June 30, 2024 and December 31, 2023, the convertible note payable of $55,900, at fair value, was recorded at $111,800. The note was due January 2020. The Note is in default and negotiation of settlement.

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. During October 2022, repayment of $10,000 was made. At June 30, 2024 and December 31, 2023, the convertible note payable with principal balance of $230,000, at fair value, was recorded at $460,000. The Note is in default and negotiation of settlement.

(4)	At June 30, 2024 and December 31, 2023, the balance of $225,000 consisted of the advances received from a third party during the periods from May 2019 through May 2020 in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold.

(5)	During June 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”) considering the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, in the amount of $731 commenced in February 2023. The balance of principal and interest is payable over a 360-month period from the date of the SBA Loan Agreement. The SBA requires that the Company collateralize the loan to the maximum extent up to the loan amount. If business fixed assets do not “fully secure” the loan the lender may include trading assets (using 10% of current book value for the calculation), and must take available equity in the personal real estate (residential and investment) of the principals as collateral. During 2023, total repayments of $10,234 were made and applied to accrued interest. During the first and second quarter of 2024, repayment of $2,924 were made and applied to accrued interest. Interest expense was $1,406 for each of the three months ended June 30, 2024 and 2023, and $2,812 for each of the six months ended June 30, 2024 and 2023. The outstanding balance for the EIDL loan at June 30, 2024 and December 31, 2023 is $149,900. The accrued interest as of June 30, 2024 and December 31, 2023 loan is $9,810 and $9,920, respectively.

At June 30, 2024, the future minimum principal payments for all debts are as follows:

June 30,	Amount
2025	$8,317,701
2026	3,505
2027	3,639
2028	3,777
2029	3,922
Thereafter	127,107
$8,459,651
Less: Long-term portion
SBA notes payable	(141,950)
Current portion	$8,317,701

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

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the year ended December 31, 2023 and the six months ended June 30, 2024:

	Number Of	Weighted average
	shares	exercise price

Balance December 31, 2022	164,285,714	$0.002
Exercised	-	-
Issued	-	-
Expired	(164,285,714)	0.002
Balance December 31, 2023	-	$-
Exercised	-	-
Issued	-	-
Expired	-	-
Balance June 30, 2024	-	$-

The following table summarizes information about fixed-price warrants outstanding as of June 30, 2024 and December 31, 2023:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
June 30, 2024	$-	-	-	$-
December 31, 2023	$-	33,082,192	0 years	$-

9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023
Accrued consulting fees	$275,900	$220,900
Accrued settlement expenses (1)	680,235	680,235
Accrued payroll taxes	250,166	240,023
Accrued interest	796,611	756,426
Accrued others	2,913	2,913
Total	$2,005,825	$1,900,497

(1)	On August 28, 2024, the U.S. District Court for the Eastern District of New York entered a final consent judgment against the Company, enjoining it from violating certain provisions of the federal securities laws and ordering disgorgement and civil monetary penalties. The Court entered a final consent judgment in which it was ordered to pay $520,940 in disgorgement and $59,295 in prejudgment interest thereon, as well as $100,000 in civil penalties. As of June 30, 2024 and December 31, 2023, the Company had accrued a total legal settlement amount of $680,235 (See Note 12 and Note 14).

10. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	June 30, 2024	December 31, 2023
Supplier advances for future purchases	$371,472	$341,472
Reserve for supplier advances	(371,472)	(341,472)
Net supplier advances	-	-
Prepaid professional fees	33,999	29,999
Total	$33,999	$29,999

We performed an evaluation of our inventory and related accounts at June 30, 2024 and December 31, 2023, and increased the reserve on supplier advances for future venom purchases by $30,000 and $20,900, respectively.

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

Between July and November 2023, $103,916 of the $264,000 settlement was converted into 59,043,425 shares, as summarized in the table below. The remaining $160,084 of the settlement was recorded as a settlement receivable in the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 and is expected to be converted in subsequent periods.

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

In March 2024, the Company sold an additional 10,000,000 shares for $17,600, which remained outstanding as of June 30, 2024. As a result, the total receivable balance was $52,800 at June 30, 2024, compared to $35,200 at December 31, 2023. The remaining 10,000,000 shares converted in November 2023, valued at $17,600, were recorded as an investment in StemSation stock as of June 30, 2024 at cost. Management believes the carrying values approximate fair value based on the expected recovery pursuant to the Stock Purchase Agreement covering a total of 150,000,000 shares.

During the third and fourth quarter of 2023, we purchased three convertible notes for $6,600 which included a $600 original issuance discount. During the first and second quarter of 2024, we purchased three convertible notes for $37,450 which included a $3,450 original issuance discount. They are convertible at $0.005 per share and due in one year after funding.

Amortization of convertible notes receivable recognized as other income totaled $3,150 and $3,450 for the three and six months ended June 30, 2024, respectively, compared to $1,531 and $2,431 for the three and six months ended June 30, 2023, respectively. They are recognized as other income in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023.

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

	June 30,	December 31,
	2024	2023
Lease cost
Operating lease cost	$58,518	$97,587
Short-term lease cost	-	-
Total lease cost	$58,518	$97,587

Balance sheet information
Operating ROU Assets	$251,951	$251,951
Less accumulated amortization	(118,464)	(77,429)
Operating ROU Assets, net	$133,487	$174,522

Operating lease obligations, current portion	$88,461	$83,703
Operating lease obligations, non-current portion	47,636	93,411
Total operating lease obligations	$136,097	$177,114

Weighted average remaining lease term (in years) – operating leases	1.50	2
Weighted average discount rate-operating leases	8%	8%

Supplemental cash flow information related to leases were as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$37,500	$94,994

Future minimum payments under these lease agreements are as follows:

December 31,	Total
2024(remaining 6 months)	$47,424
2025	97,508
Total future lease payments	$144,932
Less imputed interest	(8,835)
Total	$136,097

The Company subleases a portion of its leased facility under month-to-month arrangements. Sublease rental income is recorded as a reduction of general and administrative expenses in the condensed consolidated statements of operations, as the amounts represent recoveries of operating costs rather than revenues from the Company’s primary business activities. The sublease arrangements are short-term and operate on a month-to-month basis. Total sublease rental income was approximately $30,000 and $33,000 for three and six months ended June 30, 2024, respectively, and $20,000 and $40,000 for the three and six months ended June 30, 2023, respectively.

Consulting Agreements

During July 2015, we signed an agreement with a company to provide consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of June 30, 2024. As of June 30, 2024 and December 31, 2023 we have accrued $142,500 in accrued expenses on the accompanying condensed consolidated balance sheets.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of June 30, 2024 and December 31, 2023, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

During September 2022, the Company renewed its consulting agreement with an external consultant for a three-year term, providing for monthly compensation of $10,000. Consulting expenses totaled $30,000 and $60,000 for the three and six months ended June 30, 2024, respectively, compared to $30,000 and $60,000 for the corresponding periods in 2023, within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, accrued consulting fees payable to this external consultant totaled $114,350 and $59,350, respectively.

Litigation

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note. Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL, however, the mediation was unsuccessful. Defendant also filed affirmative claims against the Plaintiff, its owner Dan Oran and several related entities. On May 19, 2025, the Company entered into a settlement agreement with the counterparty, under which the total obligation was resolved for $125,000. The settlement terms include an initial payment of $35,000 made on May 19, 2025, followed by nine monthly payments of $10,000 each. The agreement also provides that, in the event of a payment default not cured within five business days of written notice, the counterparty may seek entry of a consent judgment against the Company in the amount of $400,000, reduced by any amounts already paid under the settlement. At June 30, 2024 and December 31, 2023, we owed a principal balance of $91,156, and accrued interest of $79,157 and $73,733, respectively (See Note 6). The total liability recorded prior to the settlement on May 19, 2025 was $178,526, consisting of $91,156 in principal and $87,370 in accrued interest. The settlement of $125,000 will result in a gain on settlement of $53,526, which will be recognized upon full satisfaction of the payment terms (see Note 14).

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

On May 29, 2019 (following each of the defendants filing motions to dismiss), the SEC filed a First Amended Complaint which generally alleged the same conduct as its original Complaint, but accounted for certain guidance provided by the United States Supreme Court in a case that had been recently decided. Each of the defendants then moved to dismiss the SEC’s First Amended Complaint. On June 30, 2020, the Court entered an Order granting in part and denying in part the various motions to dismiss. Following that Order, the SEC filed a Second Amended Complaint (the operative pleading) and the defendants have filed their answers which generally deny liability. At this time, discovery is closed and the SEC has indicated an intent to file a summary judgment motion regarding certain non-fraud claims asserted in its Second Amended Complaint. The defendants have opposed the SEC’s request to file such motion(s). The Court conducted a hearing on February 23, 2021 and set an initial briefing schedule for the SEC’s Motion for Partial Summary Judgment wherein the Plaintiffs’ Motion for Partial Summary Judgment was due on April 5, 2021, the Defendants’ Consolidated (i.e., collectively, Nutra Pharma Corporation, Erik “Rik” Deitsch, and Sean McManus) Response Brief to the SEC’s Motion was due May 3, 2021, and the Plaintiffs’ Reply Brief was due on May 19, 2021. On March 23, 2021, the Plaintiff filed a Motion for Extension of Time to file the Motion for Partial Summary Judgment. On April 9, 2021, the Plaintiff filed a Motion for Partial Summary Judgment, Defendants’ filed a Memorandum of Law in Opposition to Plaintiff’s Motion on May 7, 2021, and Plaintiff filed its Reply brief on May 21, 2021.

In July 2024, a final judgment was issued, ordering the defendant to pay $520,940 in disgorgement, $59,295 in prejudgment interest, and a $100,000 civil penalty. As of June 30, 2024 and December 31, 2023, the Company had accrued a total legal settlement amount of $680,235 (See Note 9).

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

During the first quarter of 2024, the Company reclassified a portion of previously issued convertible debts for a total of $253,000 to due to officers upon the appointment of Michael Flax as the Chief Executive Officer of the Company.

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. During 2021 and 2022, the Company repaid $65,000 of accrued interest, including $10,000 settled through the issuance of 12,500,000 shares of common stock in 2021 in a related-party transaction. At June 30, 2024 and December 31, 2023, we owed this director accrued interest of $178,971 and $168,724. The interest expense for the three months ended June 30, 2024 and 2023 was $5,199 and $4,618, respectively, and for the six months ended June 30, 2024 and 2023 was $10,247 and $9,054, respectively.

As of June 30, 2024 and December 31, 2023, we had the following related party balances:

	June 30,	December 31,
	2024	2023
Deferred revenue to a related party	$227,762	$233,331
Due to officers	1,108,375	659,433
Accrued payroll due to officers	1,504,790	1,373,693
Accrued interest to a related party	178,971	168,724

For the three months ended June 30, 2024 and 2023, we had the following related party transactions:

	June 30, 2024	June 30, 2023
Net sales to a related party	$36,759	$112,489
Bad debt expense (recovery)- related party	-	-
Interest expense to a related party	5,199	4,618

For the six months ended June 30, 2024 and 2023, we had the following related party transactions:

	June 30, 2024	June 30, 2023
Net sales to a related party	$71,708	$212,991
Bad debt expense (recovery)- related party	-	105,465
Interest expense to a related party	10,247	9,054

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

Promissory Notes

In October 2024, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $99,400 of the Company’s future receivables in exchange for total proceeds of $70,000, on a non-recourse basis. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $99,400 was collected. In connection with this transaction, the Company recorded a total debt discount of $30,850 related to loan origination fees and issuance costs, which is being amortized over the term of the agreement.

In December 2024, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $68,500 of the Company’s future receivables in exchange for total proceeds of $50,000, on a non-recourse basis. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $68,500 was collected. In connection with this transaction, the Company recorded a total debt discount of $19,500 related to loan origination fees and issuance costs, which is being amortized over the term of the agreement.

Settlement of Convertible Notes Receivable

During May 2025, we purchased a convertible note from StemSation for $28,750, with original issuance discount of $3,750. The notes are convertible into common shares for $0.005 per common share and mature in one year from the funding of the notes. The original issuance discount is amortized over the lives of the notes.

On July 1, 2024, the Company entered into a one-year Research Services Agreement with StemSation, to provide research and development services on certain StemSation technologies. Under the agreement, the Company is entitled to receive $200,000 for services, payable upon execution and as requested. The contract was terminated effective June 30, 2025. The Company has received $100,000 under the agreement before it was terminated.

Settlement of Promissory Note Litigation

At June 30, 2024, the Company had a promissory note with a principal balance of $91,156 and accrued interest of $79,157, which was subject to litigation (See Note 6 and Note 12). On May 19, 2025, the Company entered into a settlement agreement with the counterparty, under which the total obligation was resolved for $125,000. The settlement terms include an initial payment of $35,000 made on May 19, 2025, followed by nine monthly payments of $10,000 each. The agreement also provides that, in the event of a payment default not cured within five business days of written notice, the counterparty may seek entry of a consent judgment against the Company in the amount of $400,000, reduced by any amounts already paid under the settlement. The total liability recorded prior to the settlement was $178,522, consisting of $91,156 in principal and $87,370 in accrued interest. The settlement of $125,000 will result in a gain on settlement of $53,526, which will be recognized upon full satisfaction of the payment terms. Payments totaling $60,000 were made during the period from June through November 2025.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the six months ended June 30, 2024 has focused upon marketing our homeopathic drugs for the treatment of pain:

●	Nyloxin (Stage 2 Pain)
●	Nyloxin Extra Strength (Stage 3 Pain)
●	Pet Pain–Away
●	Equine Pain–Away
●	Luxury Feet

During the six months ended June 30, 2024 and thereafter, the following has occurred:

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

Critical Accounting Policies and Estimates

Our condensed consolidated unaudited financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on November 24, 2025. We evaluated the applicability of ASU 2016-03, Intangibles – Goodwill and Other (Topic 350): Simplifying the Transition to the Equity Method of Accounting, which became effective for us in 2023, and determined that it did not impact our financial statements. Accordingly, there were no material changes to our accounting policies during the six months ended June 30, 2024.

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

Results of Operations – Comparison of Three-Month Periods Ended June 30, 2024 and 2023

Net sales to unrelated customers were $51,710 for the three months ended June 30, 2024, compared to $52,398 for the same period in 2023—a slight decrease of $688, or approximately 1.31%. The slight decline reflects normal fluctuations in customer order volumes and the timing of orders during the current quarter.

Net sales to a related party, Avini Health (Avini), were $36,759 for the three months ended June 30, 2024, compared to $112,489 for the same period in 2023—a decrease of $75,730, or approximately 67.32%. The decline in sales to Avini, as Avini has begun manufacturing its own products.

Cost of sales for the three–month period ended June 30, 2024 is $18,624 compared to $80,252 for the three–month period June 30, 2023. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the three–month period ended June 30, 2024 is $54,845 or 61.99% compared to $84,635 or 51.33% for the three–month period ended June 30, 2023. The gross margin has improved, primarily reflecting lower manufacturing costs associated with sales to a related party, despite recording of a $15,000 reserve for undelivered venom and slow-moving inventory during the current quarter, which did not occur in the prior-year period.

Selling, general and administrative expenses increased $7,399, or 2.77%, from $266,939 for the quarter ended June 30, 2023 to $274,338 for the quarter ended June 30, 2024, primarily due to an increase in payroll related to compensation for newly appointed officers and higher legal fees associated with a legal matter which was subsequently settled in 2025. These increases were partially offset by reductions in certain payroll and office-related costs under the new arrangement with Avini.

Other income was $3,150 and $31,894 for the three months ended June 30, 2024 and 2023, respectively. The amounts primarily relate to the amortization of debt discounts on convertible notes receivable, which totaled $3,150 and $3,450 for the three months ended June 30, 2024 and 2023, respectively. The significantly higher amount recognized in the second quarter of 2023 was primarily attributable to services rendered in exchange for a convertible note receivable.

Interest expense, including related party interest expense, decreased $3,476 or 3.84%, from $90,522 for the quarter ended June 30, 2023 to $87,046 for the quarter ended June 30, 2024. This decrease was primarily due to the decrease in amortization of loan discounts in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023.

We carry certain of our debentures and common stock warrants at fair value. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt, options and warrants are included in the value of the derivative liabilities. For the three months ended June 30, 2024 and 2023, the liability related to these hybrid instruments fluctuated, resulting in a loss of $56,250 and $38,314, respectively. Interest expense on these debentures is included in the fair value loss in the accompanying unaudited condensed consolidated statements of operations.

Loss on settlement of debts increased $7,500 from no loss for the three months ended June 30, 2023 to a loss of $7,500 for the three months ended June 30, 2024, reflecting one debt settlement executed during the current quarter.

As a result of the foregoing, our net loss increased by $87,893 or 31.48%, from net loss of $279,246 for the quarter ended June 30, 2023 to a net loss of $367,139 for the quarter ended June 30, 2024.

Results of Operations – Comparison of Six-Month Periods Ended June 30, 2024 and 2023

Net sales to unrelated customers were $89,422 for the six months ended June 30, 2024, compared to $106,920 for the same period in 2023—a slight decrease of $17,478, or approximately 16.35%. The decline reflects normal fluctuations in customer order volumes and the timing of orders during the six months period.

Net sales to a related party, Avini Health (Avini), were $71,708 for the six months ended June 30, 2024, compared to $212,991 for the same period in 2023—a decrease of $141,283, or approximately 66.33%. There is a decline in sales to Avini, as Avini has begun manufacturing its own products.

Cost of sales for the six–month period ended June 30, 2024 is $41,108 compared to $132,177 for the six–month period June 30, 2023. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the six–month period ended June 30, 2024 is $90,042 or 55.87% compared to $187,734 or 58.68% for the six–month period ended June 30, 2023. The decline in gross margin was primarily attributable to the recording of a $30,000 reserve for undelivered venom and slow-moving inventory during the six month periods, which did not occur in the prior-year period. Excluding this $30,000 reserve, gross margin would have improved, primarily reflecting lower manufacturing costs associated with sales to a related party.

Selling, general and administrative expenses decreased $58,415, or 8.81%, from $663,259 for the six months ended June 30, 2023 to $604,844 for the six months ended June 30, 2024, primarily due to reductions in certain payroll and office-related costs under the new arrangement with Avini, as well as an overall decline in legal fees following the settlement of the Company’s major lawsuit in late March 2024. These decreases were partially offset by increased compensation related to newly appointed officers. In addition, we had a bad debt expense of $0 and $105,465 from the receivables from companies controlled by the Company’s former CEO for the six months ended June 30, 2024 and 2023, respectively.

Other income was $3,450 and $32,794 for the six months ended June 30, 2024 and 2023, respectively. The amounts primarily relate to the amortization of debt discounts on convertible notes receivable, which totaled $3,450 and $4,350 for the six months ended June 30, 2024 and 2023, respectively. The significantly higher amount recognized in the six months ended June 30, 2023 was primarily attributable to services rendered in exchange for a convertible note receivable.

Interest expense, including related party interest expense, decreased $59,424 or 25.5%, from $233,075 for the six months ended June 30, 2023 to $173,651 for the six months ended June 30, 2024. This decrease was primarily due to the decrease in amortization of loan discounts in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

We carry certain of our debentures and common stock warrants at fair value. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt, options and warrants are included in the value of the derivative liabilities. For the six months ended June 30, 2024 and 2023, the liability related to these hybrid instruments fluctuated, resulting in a loss of $122,990 and $90,185, respectively. Interest expense on these debentures is included in the fair value loss in the accompanying unaudited condensed consolidated statements of operations.

Loss on settlement of debts and accrued expenses decreased by $14,270, from a loss of $350 for the six months ended June 30, 2023 to a net gain of $13,920 for the six months ended June 30, 2024. This change was primarily attributable to a one-time gain resulting from a debt settlement executed through the issuance of common stock during the first quarter of 2024, driven by fluctuations in the Company’s stock price.

As a result of the foregoing, our net loss decreased by $77,733 or 8.92%, from net loss of $871,806 for the six months ended June 30, 2023 to a net loss of $794,073 for the six months ended June 30, 2024.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended June 30, 2024, we have an accumulated deficit of $75,739,547 at June 30, 2024. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $14,640,377 and a stockholders’ deficit of $14,558,881 at June 30, 2024.

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

Current operations are primarily being funded through a combination of product sales, promissory notes and convertible notes. During the six months ended June 30, 2024, we raised $174,000 through the issuance of convertible notes and $69,840 through the issuance of a promissory notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2024, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2024, as defined in Rule 13a–15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10–K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of June 30, 2024. In light of this, we performed additional post–closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or 15d–15 under the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 29, 2019 (following each of the defendants filing motions to dismiss), the SEC filed a First Amended Complaint which generally alleged the same conduct as its original Complaint, but accounted for certain guidance provided by the United States Supreme Court in a case that had been recently decided. Each of the defendants then moved to dismiss the SEC’s First Amended Complaint. On June 30, 2020, the Court entered an Order granting in part and denying in part the various motions to dismiss. Following that Order, the SEC filed a Second Amended Complaint (the operative pleading) and the defendants have filed their answers which generally deny liability. At this time, discovery is closed and the SEC has indicated an intent to file a summary judgment motion regarding certain non-fraud claims asserted in its Second Amended Complaint. The defendants have opposed the SEC’s request to file such motion(s). The Court conducted a hearing on February 23, 2021 and set an initial briefing schedule for the SEC’s Motion for Partial Summary Judgment wherein the Plaintiffs’ Motion for Partial Summary Judgment was due on April 5, 2021, the Defendants’ Consolidated (i.e., collectively, Nutra Pharma Corporation, Erik “Rik” Deitsch, and Sean McManus) Response Brief to the SEC’s Motion was due May 3, 2021, and the Plaintiffs’ Reply Brief was due on May 19, 2021. On March 23, 2021, the Plaintiff filed a Motion for Extension of Time to file the Motion for Partial Summary Judgment. On April 9, 2021, the Plaintiff filed a Motion for Partial Summary Judgment, Defendants’ filed a Memorandum of Law in Opposition to Plaintiff’s Motion on May 7, 2021, and Plaintiff filed its Reply brief on May 21, 2021.

In July 2024, a final judgment was issued, ordering the defendant to pay $520,940 in disgorgement, $59,295 in prejudgment interest, and a $100,000 civil penalty. As of June 30, 2024 and December 31, 2023, the Company had accrued a total legal settlement amount of $680,235.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

Debt owed to a Director

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. During 2021 and 2022, the Company repaid $65,000 of accrued interest, including $10,000 settled through the issuance of 12,500,000 shares of common stock in 2021 in a related-party transaction. In April 2022, we repaid $10,000 of accrued interest. At June 30, 2024 and December 31, 2023, we owed this director accrued interest of $178,971 and $168,724, respectively.

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

NUTRA PHARMA CORP.
Registrant

Dated: December 23, 2025	/s/ Michael Flax, DDS
Michael Flax, DDS
Chief Executive Officer/Chief Financial Officer

