Form 10-K
period 2024-12-31
NUTRA PHARMA CORP
filed 2026-02-17
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of February 17, 2026, there were 7,159,727,214 shares of common stock and 12,000,000 shares of Series B preferred stock issued and outstanding.

Nutra Pharma Corp (“Nutra Pharma”) and its wholly owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics Inc. are referred to herein as “we”, “our” or “us” (ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the period ending December 31, 2024 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

From October 2009 until December 31, 2024, our operations centered on the marketing of Cobroxin (our discontinued product), Nyloxin and Nyloxin Extra Strength. In December of 2014, we launched Pet Pain-Away and began actively marketing the product. In October of 2021, we began manufacturing a Zeolite detoxification product and conducted some online sales. We launched Equine Pain-Away in October of 2019 and Luxury Feet officially launched distribution in March of 2021.

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

We began limited manufacturing of Nyloxin in November 2010. We scaled up manufacturing in the first quarter of 2011. Our production level is contingent upon product demand level and we can scale up as sales demand increases. We began manufacturing Pet Pain-Away in late 2014 and completed the first run of products for distribution on December 19, 2014. We are currently expanding production capacity in our facility to allow spot production of our products and private label brands.

In March of 2022 we announced that we had expanded our manufacturing capabilities to include liquid filling, tube filling as well as capsule production. We also announced that we had begun scaling up in-house production of dietary supplements for third-party marketers in acting as a contract manufacturer; Our first such contract was with Avini Health, a related party. In early 2025, we moved all Avini Health manufacturing over to Avini Health. Nutra Pharma retains unlimited rights to the use of the production facilities and access to the Avini production crew for the manufacturing of all of the Nutra Pharma products. Throughout 2024, we also produced products under private labels for other third party customers. This included a variety of dietary supplements as well as our cobra venom technology under individual brands.

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

In addition to our own brands, we have several private label customers that market our pain relievers under their own brands. We are continuing our efforts to find strategic partnerships for the promotion, marketing, registration, licensing and sales of our products domestically and internationally.

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

Short-term Goal

Although we focused our drug development efforts from 2006 to 2008 on clinical trials for ReceptoPharm’s HIV drug, RPI-MN, our primary focus now is on RPI-78M for the treatment of MS and MG. With the Orphan designation for Pediatric MS, we expect to move into Phase I/II clinical studies in 2026.

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

We incurred net losses of $1,285,663 and $1,393,356 for the years ended December 31, 2024 and 2023, respectively. We incurred net operating losses of $878,421 and $886,979 for the years ended December 31, 2024 and 2023, respectively. We anticipate that these operating losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Nyloxin and Pet Pain Away products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have a limited revenue producing history with significant losses and expect losses to continue for the foreseeable future.

We incurred net losses of $1,285,663 and $1,393,356 for the years ended December 31, 2024 and 2023, respectively. We incurred net operating losses of $878,421 and $886,979 for the years ended December 31, 2024 and 2023, respectively. As a result, at December 31, 2024, we had an accumulated deficit of $76,231,137. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Nyloxin and Pet Pain-Away products; or a potential licensing of our therapies under development.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2024, we had a working capital deficit of $14,892,355. Our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have a negative cash flow from operations of approximately $0.42 million and $0.55 million for the years ended December 31, 2024 and 2023, respectively. We have insufficient financial resources to fund our operations.

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

From October 2009 until December 31, 2024, our operations centered on the marketing of Cobroxin (our discontinued product), Nyloxin and Nyloxin Extra Strength. In December of 2014, we launched Pet Pain-Away and began actively marketing the product. In May of 2022, we began producing products for Avini Health Corporation. Avini Health distributes wellness and nutritional products through their network of independent distributors in the United States, Canada and the US Virgin Islands. The products that we provide for Avini Health include private label versions of our Nyloxin products and are sold as: Avini Plus Relief oral spray, Avini Plus Relief topical gel and Avini Plus Relief roll-on. We also provide the following products: a dietary fiber blend sold as Avini Plus Fiber, a micronized and activated colloidal suspension of zeolite that is sold as Cell Defender, a mushroom and zeolite blend sold in capsules as ZMUNITY, and a caffeine adaptogenic 2oz energy shot sold as Avini Plus Energy. During fiscal year 2023, we earned revenues of $594,880, $99,379 of it was from sales of Nyloxin and $67,720 of it was from sales of Pet Pain-Away, $38,465 was from sales of private label clients, and $389,316 of it was from sales to Avini of products manufactured by the Company, including both Nutra-branded products and Avini-branded products. During fiscal year 2024, we earned revenues of $392,150, $77,217 of it was from sales of Nyloxin and $52,750 of it was from sales of Pet Pain-Away, $116,342 of it was from sales of private label clients, and $145,841 of it was from sales to Avini of products manufactured by the Company, including both Nutra-branded products and Avini-branded products. If we cannot achieve sufficient sales levels of our Nyloxin and Pet Pain-Away products, or if we are unable to secure financing, our operations will be negatively affected.

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

The pain relief market is highly competitive. We compete with companies that have already achieved product acceptance and brand recognition, including multi-billion dollar private label manufacturers and more established pharmaceutical and health products companies, or low cost generic drug manufacturers. As a result, many of our competitors have significantly greater financial strength, technical expertise, production capacity, and marketing reach than we do. Additionally, if consumers prefer our competitors’ products, or if these products have better safety, efficacy, or pricing characteristics, our results could be negatively impacted. If we fail to develop and actualize strategies to compete against our competitors we may fail to compete effectively, which will negatively affect our operations and operating results.

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

We are dependent upon a limited number of our employees: (a) our Chief Executive Officer; (b) our Operations Manager who directs our operations and (c) our Chief Scientific Officer who conducts our research and development activities. Our success depends on the continued services of our senior management and key research and development employees as well as our ability to attract additional members to our management and research and development teams. The unexpected loss of the services of any of our management or other key personnel could have a material adverse effect upon our operations and financial results.

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

Cybersecurity Risk Management, Strategy, and Governance

The Company maintains processes designed to assess, identify, and manage material risks from cybersecurity threats, including routine system monitoring, access controls, data backup procedures, and periodic evaluation of system vulnerabilities. Cybersecurity risks are considered as part of the Company’s overall risk management framework, including risks associated with third-party service providers. Management is responsible for the day-to-day oversight of cybersecurity risk management, and the Board of Directors provides oversight as part of its general risk oversight responsibilities. To date, the Company has not experienced any cybersecurity incidents that have materially affected the Company’s business, results of operations, or financial condition; however, no assurance can be provided that such incidents will not occur in the future.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock is presently on the OTC Market Group’s Expert Market, which means that the Company’s common stock is not eligible for proprietary broker-dealer quotes. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

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

As of December 31, 2024, we had 109,150,000 outstanding shares that were subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We lease an aggregate of 5,500 square feet of office, laboratory, and warehouse space at 1537 NW 65th Avenue, Plantation, Florida. The lease with Shelter Developers of America (“Shelter”) has been renewed through December 31, 2025, with no further renewal. The lease calls for current monthly payments of approximately $8,500, which includes base rent, common area expenses, real estate taxes and insurance. In September of 2023, we moved our operations to 6400 Park of Commerce Blvd, Suite 1B, Boca Raton, Florida. We share 18,504 square feet with Avini Health, a private dietary supplement company. We have use of a laboratory, conference room, production suites and 3 offices. Avini Health grants us the use of the facilities as part of our contract manufacturing agreements without further payments.

Item 3. Legal Proceedings

Marc Weller v. Nutra Pharma Corporation, Case No. CACE-24-018346

In January 2026, the Company entered into a settlement agreement with Marc Weller resolving litigation in Broward County, Florida. Pursuant to the settlement, the Company agreed to cancel and extinguish outstanding notes with an aggregate carrying value of approximately $175,000 in exchange for $20,000 in cash (payable in installments through April 2026) and the issuance of 60 million shares of common stock.

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note. Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL however the mediation was unsuccessful. At December 31, 2024, we owed a principal balance of $91,156 and accrued interest of $84,671 (See Note 6).

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

	2023 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.0004	$0.0001
Second Quarter	$0.0002	$0.0001
Third Quarter	$0.0002	$0.0001
Fourth Quarter	$0.0010	$0.0001

	2024 Fiscal Year
	High Bid	Low Bid
First Quarter	$0.0017	$0.0001
Second Quarter	$0.0001	$0.0001
Third Quarter	$0.0001	$0.0001
Fourth Quarter	$0.0001	$0.0001

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

Holders

As of February 17, 2026, based upon records obtained from our transfer agent, there were 397 holders of record of our common stock. Our transfer agent records do not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

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

Equity Compensation Plans

Securities authorized per issuance under Equity Compensation Plans as of December 31, 2024 and 2023 are as follows:

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

2003 Plan

On December 3, 2003, our Board of Directors approved the Employee/Consultant Stock Compensation Plan (the “2003 Plan”). The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 62,500. As of December 31, 2024 and 2023, we had issued a total of 62,375 shares under the 2003 Plan.

2007 Plan

On June 6, 2007, our Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the “2007 Plan”). The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2007 Plan is 625,000. As of December 31, 2024 and 2023, we had issued a total of 618,750 shares under the 2007 Plan.

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

During December 2024, the Company entered into a settlement agreement with a vendor to extinguish outstanding accounts payable totaling $20,000. Pursuant to the agreement, the Company is to issue 20,000,000 shares of its common stock in full satisfaction of the obligation.

In January 2026, the Company issued 60,000,000 shares of its common stock in connection with a settlement agreement. The shares were valued based on the Company’s trading price of $0.0002 per share on the issuance date, resulting in an aggregate fair value of approximately $12,000.

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

Inventory Obsolescence: Inventories are valued at the lower of cost or net realizable value. We periodically perform an evaluation of inventory for excess, impairments and obsolete items. At December 31, 2024, our inventory consisted entirely of raw materials and finished goods that are utilized in the manufacturing of finished goods. These raw materials generally have expiration dates in excess of 10 years. Commencing on October 1, 2019, we classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed.

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

Accomplishments during 2024 & Subsequent Accomplishments

On March 22, 2024, we announced that we had reached a settlement in the civil lawsuit brought by the SEC.

Results of Operations

Status of Operations

In November 2014, we announced the recertification of our laboratory facility as the first step in re-engaging our drug development activities. In September 2015, we received Orphan designation from the FDA for our lead drug candidate, RPI-78M for the treatment of Pediatric Multiple Sclerosis. This will allow us to shorten the timeline on clinical studies and may allow an eventual Fast Track through the approval process. We are currently working with our consultants to prepare a pre-IND meeting with the FDA in order to gain approval of a protocol for a Phase I/II clinical study in Pediatric MS. Our goal is to begin the study in early 2026.

We estimate that we will require approximately $900,000 to fund our existing operations over the next twelve months. These costs include: (i) compensation for six (6) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) product liability insurance; and (iv) outside legal and accounting services. These costs reflected in (i) – (iv) do not include research and development costs or other costs associated with clinical studies.

We began generating revenues from the sale of Cobroxin in the fourth quarter of 2009 and from the sale of Nyloxin and Nyloxin Extra Strength in January of 2011. We began sales of Pet Pain-Away in December 2014. We began selling private label versions of our OTC products in 2021. While sales have increased year over year, they have been limited and inconsistent. Our ability to meet our future operating expenses is highly dependent on the amount of such future revenues. If future revenues from the sale of our private label products, Nyloxin and Pet Pain-Away are insufficient to cover our operating expenses we may need to raise additional equity capital, which could result in substantial dilution to existing shareholders. There can be no assurance that we will be able to raise sufficient equity capital to fund our working capital requirements on terms acceptable to us, or at all. We may also seek additional loans from our officers and directors; however, there can be no assurance that we will be successful in securing such additional loans.

Comparison of Years Ended December 31, 2024 and 2023

Net sales to unrelated customers were $246,309 for the year ended December 31, 2024, compared to $205,564 for the year ended December 31, 2023—an increase of $40,745, or approximately 19.82%. The increase was driven by higher private label customer order volumes and the timing of orders during 2024.

Net sales to a related party were $145,841 for the year ended December 31, 2024, compared to $389,316 for the year ended December 31, 2023—a decrease of $243,475, or approximately 62.54%. There is a decline in sales to Avini, as Avini has begun manufacturing its own products.

Cost of sales for the year ended December 31, 2024 is $84,827 compared to $177,525 for the year ended December 31, 2023. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Gross profit for the year ended December 31, 2024 was $247,323, representing a gross margin of 63.07%, compared to $396,455, or 66.64%, for the year ended December 31, 2023. The year-over-year decline in gross margin was primarily attributable to the recognition of a $60,000 reserve for undelivered venom and slow-moving inventory during 2024, compared to a $20,900 reserve recorded in 2023. Excluding the impact of these reserves, gross margin would have increased to 78.37% in 2024 from 70.16% in 2023, reflecting lower manufacturing costs associated with reduced sales volumes to a related party beginning in the third quarter of the prior year.

Selling, general and administrative expenses decreased $52,225 or 4.43% from $1,177,969 for the year ended December 31, 2023 to $1,125,744 for the year ended December 31, 2024. The decrease is primarily due to reductions in certain payroll and office-related costs under the new arrangement with Avini, as well as an overall decline in legal fees following the settlement of the Company’s major lawsuit in late March 2024. These decreases were partially offset by increased compensation related to newly appointed officers. In addition, we incurred bad debt expense of $0 and $105,465 from the receivables from companies controlled by the Company’s former CEO for the year ended December 31, 2024 and 2023, respectively.

Other income was $103,450 and $73,061 for the years ended December 31, 2024 and 2023, respectively. A portion of other income relates to the amortization of debt discounts on convertible notes receivable, which totaled $3,450 and $3,031 for the year ended December 31, 2024 and 2023, respectively. For 2023, other income primarily includes $39,667 from the gain on sale of equipment and $30,363 related to services rendered in exchange for a convertible note receivable. The significant higher amount of other income recognized in 2024 was attributable to income earned under a short-term research and development services contract.

Interest expense, including related party interest expense, decreased $76,191 or 19.06%, from $399,759 for the year ended December 31, 2023 to $323,568 for the year ended December 31, 2024. This decrease was primarily due to a decrease in amortization of loan discounts in the year ended December 31, 2024 compared to the year ended December 31, 2023.

We carry certain of our debentures and common stock warrants at fair value. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt, options and warrants are included in the value of the derivative liabilities. For the years ended December 31, 2024 and 2023, the liability related to these hybrid instruments fluctuated, resulting in a loss of $220,902 and $187,829, respectively. Interest expense related to these debentures is included in the fair value loss in the accompanying consolidated statements of operations.

Gain on settlement of debts, accrued expense and vendor payable increased $25,628 or 314.45%, from a gain of $8,150 for the year ended December 31, 2023 to a gain of $33,778 for the year ended December 31, 2024. This increase in the gain was primarily due to more outstanding obligations being settled in the year ended December 31, 2024 compared to the same period in 2023.

As a result of the foregoing, our net loss decreased by $107,693 or 7.73%, from net loss of $1,393,356 for the year ended December 31, 2023 to a net loss of $1,285,663 for the year ended December 31, 2024.

For the year ended December 31, 2024, net cash used in operating activities was approximately $0.42 million, compared to approximately $0.55 million for the year ended December 31, 2023, representing an improvement of approximately $0.13 million year over year. The decrease in cash used in operations was primarily attributable to favorable changes in working-capital accounts during 2024 and increased deferrals of officer compensation, as well as higher non-cash adjustments. Significant non-cash adjustments in 2024 included a $0.22 million non-cash loss related to the change in fair value of convertible notes, $0.13 million of amortization of loan discounts, $0.08 million of amortization of operating lease right-of-use assets, $0.06 million increase in the reserve for supplier advances, and $0.01 million of depreciation expense, partially offset by a $0.03 million gain on settlement of outstanding obligations. In addition, working-capital changes during 2024 included decreases in inventory, as well as increases in accounts payable and accrued expenses reflecting the deferral of certain vendor and officer payments, increase in deferred revenue and related-party payables. These favorable movements were partially offset by increases in other receivables, prepaid expenses, and operating lease obligation payments. Collectively, these changes reduced the amount of cash used in operating activities compared with the prior year.

Net cash provided by investing activities was approximately $0.04 million for the year ended December 31, 2024, compared to approximately $0.12 million for the year ended December 31, 2023. The decrease primarily reflects the absence of proceeds from the sale of equipment and StemSation stock in 2024. Investing cash flows in 2024 consisted mainly of $0.04 million of repayments on convertible notes receivable, partially offset by approximately $0.001 million of new advances.

For the year ended December 31, 2024, net cash provided by financing activities was approximately $0.42 million, compared to approximately $0.43 million in the prior year. Financing cash inflows in both periods were primarily attributable to proceeds from convertible notes and borrowings under other notes payable, including advances from related parties, partially offset by repayments of officer loans, convertible notes, and other notes payable. The slight decrease in financing cash inflows during 2024 reflects reduced borrowing activity compared with 2023.

Liquidity and Capital Resources

During December 31, 2024 and 2023, respectively, we had negative cash from operations of approximately $0.42 million and $0.55 million. Our lack of cash, significant losses and working capital deficits and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2024 and 2023, we have experienced net loss of $1,285,663 and a net loss of $1,393,356, respectively, and had an accumulated deficit of $76,231,137 for the period from our inception to December 31, 2024. In addition, we had working capital and stockholders’ deficits at December 31, 2024 of $14,892,355 and $14,807,914, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

As of December 31, 2024, we had $36,447 in cash and owed approximately $4.99 million in vendor payables and accrued expenses. We currently do not have sufficient cash to sustain our operations for the next 12 months and will require additional financing or an increase in sales in order to execute our operating plan and continue as a going concern. Our plan is to continue to increase sales of our products and attempt to secure adequate funding to bridge the commercialization of our Nyloxin and Pet Pain-Away products. We cannot predict whether additional financing will be in the form of equity, debt, or another form and we may be unable to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

Historically, we have relied upon loans from our former Chief Executive Officer, Rik J Deitsch, to fund costs associated with our operations. These loans are unsecured, accrue interest at a rate of 4.0% per annum and are due on demand. At December 31, 2024, the balance due to Rik Deitsch, the Company’s former CEO, and the companies majority owned and controlled by him (collectively referred to as “Due to Officer”) in the aggregate is $986,264, which balance is unsecured and accruing interest at 4%. During the year ended December 31, 2024, in the aggregate, we repaid $206,982 and were advanced $530,396 on this balance. Additionally, accrued interest on the outstanding balance was $12,579 and is included in the due to officer account. The Company had fully reserved receivables from companies owned by the Company’s former CEO. The reserve was $177,261 as of December 31, 2024. No bad debt expense was recorded for the year ended December 31, 2024.

During the year ended December 31, 2024, we raised net cash proceeds of $229,000 and $212,390 through the issuance of convertible notes and promissory notes, respectively. Current operations are being funded through a combination of product sales, loans from our former CEO and convertible notes.

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

Item 8. Financial Statements and Supplementary Data

The information required by this item begins on page F-1 and is attached hereto and incorporated herein by reference. The index to our annual consolidated financial statements as of and for the years ended December 31, 2024 and 2023 can be found under Item 15.

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

Item 9A. Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2024, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2024, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2024. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2024, our management concluded that its material weaknesses in its internal controls over financial reporting include matters pertaining to: (a) lack of qualified accounting personnel; (b) inadequate segregation of duties; (c) the need to enhance the supervision, monitoring and reviewing of financial statement preparation processes due to lack of qualified accounting personnel; and (d) instances of business arrangements and transactions, with both related and unrelated parties, that were not supported by formal written agreements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and concluded that it is ineffective because of the material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; (ii) inadequate segregation of duties; (iii) limited checks and balances in processing cash and other transactions; and (iv) lack of independent directors and an independent audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In conjunction with Item 9A above (Evaluation of Internal Controls over Financial Reporting) and following our management’s assessment and conclusion that our internal control over financial reporting as of December 31, 2024 is ineffective, because of the material weaknesses described above, we are seeking a new Chief Financial Officer pending funding.

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

Listed below are our executive officers and directors as of March 2024, prior to the settlement with SEC.

Name	Age	Position with the Company	Director Since
Rik J. Deitsch	57	Chairman, President and Chief Executive Officer (2)	2002
Stewart Lonky, M.D.	76	Director (1)	2004
Garry R. Pottruck	66	Director (1)	July 2009
Dale Vanderputten	63	Chief Scientific Officer	August 2016

(1) Dr. Lonky and Garry R. Pottruck are members of our Audit Committee and Compensation Committee.

(2) Subsequent to the settlement with the SEC in March of 2024, Rik J Deitsch resigned as our Chairman, CEO and CFO, and was replaced by Michael Flax, DDS. We also named Joe Lucas as our VP of Operations. Listed below are our executive officers and directors as of February 17, 2026

Name	Age	Position with the Company	Director Since
Michael Flax, DDS	71	Chairman, President and Chief Executive Officer	2024
Stewart Lonky, M.D.	78	Director (1)	2004
Garry R. Pottruck	68	Director (1)	July 2009
Dale Vanderputten	65	Chief Scientific Officer	August 2016

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

Section 16(a) Compliance of Officers and Directors

As of February 17, 2026, based on our review of Forms 3, 4, 5, and Schedule 13D furnished to us during the last fiscal year, all of our officers and directors filed the required reports.

Corporate Governance

a. Committees

(i) Audit Committee

On November 5, 2004, our Board of Directors established an Audit Committee. An audit committee charter was approved by the Board on October 14, 2012. Mr. Pottruck became the Chairman/Member of the Audit Committee as of July 29, 2009. Dr. Lonky also serves on the Audit Committee. During our 2024 Fiscal Year, our Audit Committee did not meet in 2024. With the resumption of the Company’s reporting, the audit committee met prior to the filing of each of the 2024 quarterly reports to review such reports. The Audit Committee addresses any questions it has to our Board members and officers, and our principal independent accountants.

(ii) Compensation Committee

On November 5, 2004, our Board of Directors established a Compensation Committee. We do not have a Compensation Committee Charter. Dr. Lonky serves on our Compensation Committee and Mr. Pottruck became our Compensation Committee’s Chairman as of July 29, 2009. During our 2024 fiscal year, our Compensation Committee met two times. Our Compensation Committee reviews all salaries, expenses, stock plans, and other compensation paid to our officers, directors, consultants, and others. Our Compensation Committee has not adopted any specific processes or procedures for considering executive and director compensation.

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

c. Board of Director Meetings

We had 4 Board of Directors meetings during our 2024 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d. Annual Shareholder Meetings

We held no annual shareholder meeting during 2024.

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

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2024 and 2023.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Flax	2024	111,097	—	—	—	—	—	—	111,097
Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board (1)	2023	—	—	—	—	—	—	—	—

Rik Deitsch (1)	2024	n/a							n/a
Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board (1)	2023	160,000	—	—	—	—	—	—	160,000

Dale Vanderputten	2024	144,000	—	—	—	—	—	—	144,000
Chief Scientific Officer	2023	144,000	—	—	—	—	—	—	144,000

(1)	Subsequent to the settlement with the SEC in March of 2024, Rik J Deitsch resigned as our Chairman, CEO and CFO to be replaced by Michael Flax, DDS.

(2)	Represents salary accrued or paid during 2024 and 2023, respectively

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal years ended December 31, 2024 and 2023.

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

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2024 to any executive officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of February 17, 2026, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 7,159,727,214 shares of common stocks and 12,000,000 shares of Series B Preferred Stock issued and outstanding as of February 17, 2026:

Security Ownership of Management and Beneficial Owners

Name and Address of Director or Executive Officer	Number of Common Shares Beneficially Owned (1)	Percent of Common Shares	Number of Series B Preferred Shares Beneficially Owned (2)	Percent of Preferred Shares	% of Total Votes Held (Common & Preferred) (3)

Michael Flax	343	-%	0	0%	<.01%
Chairman/Chief Executive Officer/President
6400 Park of Commerce Blvd, Suite 1B, Boca Raton, FL

Rik J. Deitsch	48,298,859	0.67%	12,000,000	100.00%	62.88%
Former Chairman/Chief Executive Officer/President
6400 Park of Commerce Blvd, Suite 1B, Boca Raton, FL

Dr. Stewart Lonky	4,755,450	0.07%	0	0.00%	0.02%
Director
12936 Discovery Creek
Playa Vista, CA 90094

Garry Pottruck	17,198,475	0.24%	0	0.00%	0.09%
Director
10768 NW 18 Court
Coral Springs, Florida 33071

Dale Vanderputten, PhD	2,500,000	0.04%	0	0.00%	0.01%
Chief Scientific Officer
7120 Hialeah Ln
Parkland, FL 33067

All executive officers and directors as a group (4) persons	72,753,127	1.02%	12,000,000	100.00%	63.00%

(1)	Based upon 7,159,727,214 shares of common stock issued and outstanding as of the Record Date.
(2)	Based upon 12,000,000 shares of Series B Preferred Stock issued and outstanding as of the Record Date.
(3)	Based upon 7,159,727,214 shares of common stock and 12,000,000 shares of Series B Preferred Stock. Each Series B Preferred Stock entitled to 1,000 votes per share or an aggregate of 12,000,000,000 votes.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Due to Officers

At December 31, 2024, the balance due to Rik Deitsch, the Company’s former CEO, and the companies majority owned and controlled by him (collectively referred to as “Due to Officer”) in the aggregate is $986,264, which balance is unsecured and accruing interest at 4%. During the year ended December 31, 2024, in the aggregate, we repaid $206,982 and were advanced $530,396 on this balance. Additionally, accrued interest on the outstanding balance was $12,579 and is included in the due to officer account. The Company had fully reserved receivables from companies owned by him. The reserve was $177,261 as of December 31, 2024. No bad debt expense was recorded for the year ended December 31, 2024.

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

At December 31, 2023, the balance due to Rik Deitsch, the Company’s former CEO, and the companies majority owned and controlled by him (collectively referred to as “Due to Officer”) in the aggregate is $659,433, which balance is unsecured and accruing interest at 4%. During the year ended December 31, 2023, in the aggregate, we repaid $162,100 and were advanced $599,500 on this balance. Additionally, accrued interest on the outstanding balance was $9,161 and is included in the due to officer account. The Company had fully reserved receivables from companies owned by the Company’s former CEO. The reserve was $177,261 as of December 31, 2023. The bad debt expense of $105,465 was recorded for the year ended December 31, 2023.

Debt owed to a Director

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. During 2021 and 2022, the Company repaid $65,000 of accrued interest, including $10,000 settled through the issuance of 12,500,000 shares of common stock in 2021 in a related-party transaction. At December 31, 2024 and 2023, we owed this director accrued interest of $189,961 and $168,724, respectively.

Related Party Transactions

The Company acts as a product formulator and contract manufacturer for Avini Health (“Avini”). The Company’s former chief executive officer, who held that position through March 2024, is an owner of Avini and is its chief scientific officer. Following March 2024, this individual assumed the role of Operations Manager of the Company.

Commencing in May 2022, the Company sublet a portion of its space to Avini under a one-year sublease for a monthly rent of $5,000, with the first three months rent-free. The lease was terminated on August 31, 2023. Beginning September 1, 2023, the Company entered into a rent-free arrangement to lease space from Avini.

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

Sales to Avini declined beginning in 2024 as Avini manufactures its own products. As a result, the Company benefited from reduced operating costs and continued access to manufacturing capabilities for its own Nutra Pharma–branded products.

As of December 31, 2024, the Company had deferred revenue of $234,757, representing cash received from Avini in advance of performance under prior contractual arrangements, and accounts receivable of $5,800 related to Avini product sales in December 2024. In connection with Avini’s assumption of manufacturing responsibilities, the anticipated reduction in future revenue from Avini, and the restructuring of the parties’ commercial relationship, Avini agreed to forgive a total of $240,557. The Company accounted for the forgiveness as a capital contribution, and the amount was recorded as an increase to Additional Paid-In Capital. The transaction had no impact on the Company’s consolidated statements of operations and is reflected as a non-cash financing activity in the consolidated statement of cash flows.

As of December 31, 2024 and 2023, we had the following related party balances:

	December 31,	December 31,
	2024	2023
Account receivable – related party, net	$5,800	$-
Deferred revenue to a related party	-	233,331
Due to officers	1,239,264	659,433
Accrued payroll due to officers	1,641,554	1,373,693
Accrued interest to a related party	189,961	168,724
Additional paid in capital – related party debt forgiveness	240,557	-

For the years ended December 31, 2024 and 2023, we had the following related party transactions:

	December 31, 2024	December 31, 2023
Net sales to a related party	$145,841	$389,316
Bad debt expense - related party	-	105,465
Rental income from a related party	-	40,000
Interest expense to a related party	21,237	18,815

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

Audit Fees

The fees to be billed by our current auditor, Astra, for the audits of our 2024 annual consolidated financial and for the reviews of our 2024 interim condensed consolidated financial statements is $77,500.

The fees to be billed by our current auditor, Astra, for the audits of our 2021, 2022 and 2023 annual consolidated financial and for the reviews of our 2023 interim condensed consolidated financial statements is $172,500.

Audit-Related Fees

Audit-related fees represent review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years, and the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. No such fees were billed by Astra for 2024 or 2023, respectively.

Tax Fees

No such fees were billed by Astra for 2024 or 2023, respectively.

All Other Fees

No such fees were billed by Astra for 2024 or 2023, respectively.

As of December 31, 2024, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company has an audit committee which reviewed all fees to the principal accountant. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

Dated: February 17, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Michael Flax, DDS	Chairman of the Board, President,	February 17, 2026
Chief Executive Officer,
Principal Financial Officer,
Principal Accounting Officer

/s/ Garry R. Pottruck	Director	February 17, 2026

/s/ Stewart Lonky, MD	Director	February 17, 2026

Nutra Pharma Corporation

Consolidated Financial Statements

For the Years ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Nutra Pharma Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutra Pharma Corporation (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

3702 W Spruce St #1430 ● Tampa, Florida 33607 ● +1.813.441.9707

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

Derivative Accounting for Convertible Debentures

As described in Notes 1, 2 and 8 to the Company’s consolidated financial statements, the Company adheres to ASC 815 for derivatives and hedging. The conversion terms of some of the convertible notes and number of shares of common stock to be issued are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the debt is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt is included in the value of the derivative liabilities.

We identified the Company’s application of the accounting for convertible notes and derivative liabilities as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the fair value of the derivative liabilities. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

●	Reviewed agreements for all relevant terms.

●	Tested management’s identification and treatment of agreement terms.

●	Recalculated management’s fair value based on the terms in the agreements, including evaluating and testing the inputs and methodologies used in those calculations.

●	Recalculated the total derivative liability.

●	Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies.

We have served as the Company’s auditor since 2024.

Tampa, Florida

February 17, 2026

NUTRA PHARMA CORP.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$36,447	$-
Accounts receivable	23,755	22,433
Accounts receivable - related party, net	5,800	-
Inventory, current portion	17,696	19,544
Other receivable	28,906	5,000
Convertible notes receivable, net of discount	1,750	6,600
Receivable from sale of Stemsation stocks	52,800	35,200
Investment in Stemsation stocks	17,600	35,200
Settlement receivables	160,084	160,084
Prepaid expenses and other current assets	29,999	29,999
Total current assets	374,837	314,060

Inventory, less current portion	114,670	125,170
Property and equipment, net	10,402	17,842
Operating lease right-of-use assets, net	90,783	174,522
Security deposit	8,803	8,803
Total assets	$599,495	$640,397

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$802,314	$762,955
Accrued expenses	2,103,077	1,900,497
Accrued payroll due to officers	1,641,554	1,373,693
Deferred revenue - related party	-	233,331
Accrued interest to related parties	189,961	168,724
Due to officers	1,239,264	659,433
Derivative liabilities	708,115	661,257
Other debt, net of discount, current portion	8,480,544	8,321,801
SBA notes payable, current portion	8,952	6,243
Operating lease obligations, current portion	93,411	83,703
Total current liabilities	15,267,192	14,171,637

SBA notes payable, less current portion	140,217	143,657
Operating lease obligations, less current portion	-	93,411
Total liabilities	15,407,409	14,408,705

Commitments and Contingencies (Note 13)

Stockholders’ deficit:

Preferred stock, $0.001 par value, 20,000,000 shares authorized and 12,000,000 Series B Preferred shares authorized, issued and outstanding	12,000	12,000
Common stock, $0.001 par value, 12,000,000,000 shares authorized; 7,099,727,214 and 7,064,727,214 shares issued and outstanding, respectively	7,099,727	7,064,727
Common stock to be issued	471,678	469,678
Additional paid-in capital	53,839,818	53,630,761
Accumulated deficit	(76,231,137)	(74,945,474)
Total stockholders’ deficit	(14,807,914)	(13,768,308)
Total liabilities and stockholders’ deficit	$599,495	$640,397

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2024	2023

Net sales	$246,309	$205,564
Net sales to a related party	145,841	389,316
Cost of sales	(84,827)	(177,525)
Reserve for supplier advances for purchases	(60,000)	(20,900)
Gross profit	247,323	396,455

Operating expenses:

Selling, general and administrative	1,125,744	1,177,969
Bad debt expense - related party	-	105,465
Total operating expenses	1,125,744	1,283,434
Loss from operations	(878,421)	(886,979)

Other income (expenses)
Other income	103,450	73,061
Interest expense	(302,331)	(380,944)
Interest expense to related parties	(21,237)	(18,815)
Change in fair value of convertible notes and derivatives	(220,902)	(187,829)
Net gain on settlement of debt, accrued expense, and vendor payable	33,778	8,150
Total other expenses	(407,242)	(506,377)
Loss before income taxes	(1,285,663)	(1,393,356)
Provision for income taxes	-	-
Net loss	$(1,285,663)	$(1,393,356)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic	7,673,604,946	7,607,513,173

Weighted average number of shares outstanding during the period - diluted	7,673,604,946	7,607,513,173

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2024 and 2023

	Preferred Stock						Additional		Total
	Series B		Common Stock		C.S to be issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2022	12,000,000	$12,000	7,039,727,214	$7,039,727	557,375,000	$469,678	$53,653,261	$(73,552,118)	$(12,377,452)
	`
Common stock issued for conversion of debt	-	-	25,000,000	25,000	-	-	(22,500)	-	2,500
Net loss	-	-	-	-	-	-	-	(1,393,356)	(1,393,356)
Balance -December 31, 2023	12,000,000	$12,000	7,064,727,214	$7,064,727	557,375,000	$469,678	$53,630,761	$(74,945,474)	$(13,768,308)

Common stock issued for debt modification and penalty	-	-	35,000,000	35,000	-	-	(31,500)	-	3,500
Common stock to be issued for settlement of vendor payable	-	-	-	-	20,000,000	2,000	-	-	2,000
Related party debt forgiveness	-	-	-	-	-	-	240,557	-	240,557
Net loss	-	-	-	-	-	-	-	(1,285,663)	(1,285,663)
Balance -December 31, 2024	12,000,000	$12,000	7,099,727,214	$7,099,727	577,375,000	$471,678	$53,839,818	$(76,231,137)	$(14,807,914)

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(1,285,663)	$(1,393,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in reserve for supplier advances for purchases	60,000	20,900
Bad debt expense - related party	-	105,465
Gain on sale of equipment	-	(39,667)
Net gain on settlement of debt, accrued expense and vendor payable	(33,778)	(8,150)
Depreciation	7,440	18,188
Amortization of convertible notes receivable discount	(3,450)	(3,031)
Change in fair value of convertible notes and derivatives	220,902	187,829
Amortization of loan discount	134,089	142,639
Amortization of operating lease right-of-use assets	83,739	77,429
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,322)	(769)
Increase in accounts receivable - related party	(5,800)	-
Decrease (increase) in inventory	12,348	(40,278)
Increase in other receivable	(56,906)	(47,363)
Increase in prepaid expenses and other current assets	(60,000)	11,752
Increase in accounts payable	61,215	35,590
Increase in accrued expenses	227,188	222,470
Increase in accrued payroll due to officers	267,861	160,000
Increase in deferred revenue - a related party	7,226	51,816
Increase in accrued interest to related parties	24,655	23,337
Decrease in operating lease obligations	(83,703)	(74,837)
Net cash used in operating activities	(423,959)	(550,036)

Cash flows from investing activities:
Sale of Stemsation stock	-	33,516
Convertible notes receivable advances	(1,000)	(12,310)
Convertible notes receivable repayments	42,300	12,500
Proceeds from sale of equipment	-	83,649
Net cash provided by investing activities:	41,300	117,355

Cash flows from financing activities:
Loans from officer	530,396	599,500
Repayment of officer loans	(206,982)	(162,100)
Proceeds from convertible notes	229,000	127,250
Repayment of convertible notes	(46,321)	(46,716)
Advances from other notes payable	212,390	182,200
Repayments of other notes payable	(299,377)	(267,453)
Net cash provided by financing activities	419,106	432,681

Net change in cash	36,447	-

Cash - beginning of period	-	-

Cash - end of period	$36,447	$-

Supplemental Cash Flow Information:
Cash paid for interest	$35,392	$87,424
Cash paid for income taxes	$-	$-

Non Cash Financing and Investing:
Common stock issued for debt modification and penalty	$3,500	$-
Common stock issued for settlement of vendor payable	$2,000	$-
Common stock issued for conversion of debt	$-	$2,500
Sale of Stemsation shares for which proceeds were receivable at period end	$17,600	$-
Stemsation shares awarded but not yet issued in settlement of convertible notes receivable	$-	$160,084
Stemsation shares received in settlement of convertible notes receivable	$-	$103,916
Reclassification of convertible notes payable to due to officers	$253,000	$-
Reclassification of other receivable to convertible notes receivable	$33,000	$42,363
Related party debt forgiveness	$240,557	$-

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

Liquidity and Going Concern

Our Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $76,231,137 at December 31, 2024. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $14,892,355 and a stockholders’ deficit of $14,807,914 at December 31, 2024.

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers and a third party payment processor, net of estimated allowances for uncollectible accounts. No allowance for doubtful accounts is deemed to be required at December 31, 2024 and 2023.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. Commencing on October 1, 2019, we classify inventory as short-term or long-term inventory based on timing of when it is expected to be utilized in production. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of sales. We performed an evaluation of our inventory and related accounts at December 31, 2024 and 2023, and increased the reserve on supplier advances for future venom purchases included in prepaid expenses and other current assets by $60,000 and $20,900, respectively. At December 31, 2024 and 2023, the total valuation allowance for prepaid venom was $401,472 and $341,472, respectively.

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

Cash and cash equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits of $250,000. For the purpose of the consolidated statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2024 and 2023, the cash balance is $36,447 and $0, respectively.

Concentration of Credit Risk

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the years ended December 31, 2024 and 2023, sales to Avini Health (“Avini”), a related party, accounted for 37% and 65% of the total revenues, respectively. Avini began manufacturing its own products in September 2023. This shift significantly reduced our revenues going forward. As of December 31, 2024 and 2023, 100% of the accounts receivable balances are reserves due from one payment processor.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position. At December 31, 2024 and 2023, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

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

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because for the years ended December 31, 2024 and 2023, the effect of including these potential shares was antidilutive due to a net loss:

	December 31, 2024	December 31, 2023
Convertible notes payable at fair value	20,414,656,197	18,674,204,072
Convertible notes payable	7,081,149,502	6,612,566,602
Total	27,495,805,699	25,286,770,674

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

Not Yet Effective Pronouncements

The Company has evaluated the impact of the following recently issued accounting standards, which have not yet been adopted as of December 31, 2024:

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

ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Accounting for Convertible Debt Instruments (“ASU 2024-04”), amends existing guidance to clarify and refine the recognition, measurement, presentation, and disclosure requirements for certain convertible debt arrangements, including matters related to classification, embedded features, and related disclosures. The amendments are intended to improve consistency and comparability in the accounting for convertible debt instruments. This guidance is effective for the Company beginning January 1, 2026. The Company is in the process of evaluating the impact of adopting this standard on its consolidated financial statements.

ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Improvements to Credit Loss Guidance (“ASU 2025-05”), amends the existing guidance under the current expected credit losses (“CECL”) model to clarify and refine the requirements related to the measurement, presentation, and disclosure of credit losses for financial assets measured at amortized cost. This guidance is effective for the Company beginning January 1, 2026. The Company is in the process of evaluating the impact of adopting this standard on its consolidated financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the consolidated financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at December 31, 2024 and 2023:

	Fair Value Measurements at December 31, 2024
Liabilities:	Total	Level 1	Level 2	Level 3
Derivative liabilities	$708,115	$-	$708,115	$-
Convertible notes at fair value	$2,041,464	$-	$-	$2,041,464

	Fair Value Measurements at December 31, 2023
Liabilities:	Total	Level 1	Level 2	Level 3
Derivative liabilities	$661,257	$-	$661,257	$-
Convertible notes at fair value	$1,867,421	$-	$-	$1,867,421

The following table shows the changes in fair value measurements for the warrant liability using significant unobservable inputs (Level 3) during the years ended December 31, 2024 and 2023:

Description	2024	2023
Beginning balance	$-	$6,072
Purchases, issuances, and settlements	-	-
Total gain included in earnings (1)	-	(6,072)
Ending balance	$-	$-

(1)	The gain related to the revaluation of our warrant liability is included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statements of operations.

We valued our warrants using a Dilution-Adjusted Black-Scholes Model. Assumptions used include (1) 4.85% risk-free rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 620% (4) zero expected dividends (5) exercise price set forth in the agreements (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

We valued derivative liabilities using the number of potential convertible shares for warrants in equity and convertible notes with a fixed conversion price that are recorded at amortized cost times the closing stock price of our restricted common stock at December 31, 2024 and 2023, respectively. These derivative liabilities are recorded due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit and the equity environment is tainted, and therefore all convertible debt and options and warrants should be accounted for as liabilities.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at December 31, 2024 and 2023:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
2024	$663,529	8%-10%	19%-24%	N/A	$0.00005-$0.00006	50%-60%	3 to 25 Days
2023	$663,529	8%-10%	19%-24%	N/A	$0.00005-$0.00006	50%-60%	3 to 25 Days

Using the stated assumptions summarized in the table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2024 and 2023:

Description	2024	2023
Beginning balance	$1,867,421	$1,729,183
Loss from change in fair value (1)	174,043	146,155
Repayments in cash	-	(5,417)
Conversion to common stock	-	(2,500)
Ending balance	$2,041,464	$1,867,421

(1)	The losses related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statements of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At December 31, 2024 and 2023, inventories were as follows:

	December 31, 2024	December 31, 2023
Raw Materials	$125,170	$135,670
Finished Goods	7,196	9,044
Total Inventories	132,366	144,714
Less: Long-term inventory	(114,670)	(125,170)
Current portion	$17,696	$19,544

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Furniture and fixtures	$20,805	$20,805
Lab equipment	37,204	37,204
Total	58,009	58,009
Less: Accumulated depreciation	(47,607)	(40,167)
Property and equipment, net	$10,402	$17,842

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

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At December 31, 2024, we believe the carrying values of our long-lived assets are recoverable. During the first quarter of 2023, the Company wrote off $195,229 in fully depreciated assets. Depreciation expense for the years ended December 31, 2024 and 2023 was $7,440 and $18,188, respectively.

5. DUE TO/FROM OFFICERS

At December 31, 2024, the balance due to Rik Deitsch, the Company’s former CEO, and the companies majority owned and controlled by him (collectively referred to as “Due to Officer”) in the aggregate is $986,264, which balance is unsecured and accruing interest at 4%. During the year ended December 31, 2024, in the aggregate, we repaid $206,982 and were advanced $530,396 on this balance. Additionally, accrued interest on the outstanding balance was $12,579 and is included in the due to officer account. The Company had fully reserved receivables from companies owned by him. The reserve was $177,261 as of December 31, 2024. No bad debt expense was recorded for the year ended December 31, 2024.

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

At December 31, 2023, the balance due to Rik Deitsch, the Company’s former CEO, and the companies majority owned and controlled by him (collectively referred to as “Due to Officer”) in the aggregate is $659,433, which balance is unsecured and accruing interest at 4%. During the year ended December 31, 2023, in the aggregate, we repaid $162,100 and were advanced $599,500 on this balance. Additionally, accrued interest on the outstanding balance was $9,161 and is included in the due to officer account. The Company had fully reserved receivables from companies owned by the Company’s former CEO. The reserve was $177,261 as of December 31, 2023. The bad debt expense of $105,465 was recorded for the year ended December 31, 2023.

These transactions were not conducted on an arm’s-length basis and, as such, may differ from the terms that would have been negotiated with an unrelated third party.

6. DEBTS

Debts consist of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Notes payable – Unrelated third parties (Net of discount of $44,310 and $14,350, respectively) (1)	$1,249,396	$1,280,702
Convertible notes payable – Unrelated third parties (Net of discount of $11,010 and $17,814, respectively) (2)	4,964,684	4,948,678
Convertible notes payable, at fair value (3)	2,041,464	1,867,421
Other advances from an unrelated third party (4)	225,000	225,000
SBA notes payable (5)	149,169	149,900
Ending balances	8,629,713	8,471,701
Less: Long-term portion- SBA notes payable	(140,217)	(143,657)
Current portion	$8,489,496	$8,328,044

(1)	At December 31, 2024 and 2023, the balance of $1,249,396 and $1,280,702 net of discount of $44,310 and $14,350, respectively, consisted of the following loans:

●	In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The Notes carry interest at 12% annually and were originally due on the date that was six-months from the execution and funding of the note. The notes were convertible into shares of Company’s common stock at a conversion price of $0.008 per share. At December 31, 2024 and 2023, we owed principal balance of $91,156, and accrued interest of $84,671 and $73,733, respectively. The remaining principal balance of $91,156 and accrued interest of $84,671 are subject to litigation and a settlement was reached in May 2025 (See Note 13 and 15).

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. We signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011 (this includes a $25,000 penalty for non-payment). We repaid $25,000 during 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013, the debt of $281,772 reverted back to LPR and remains outstanding at December 31, 2024 and 2023.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge. The debt of $55,410 reverted back to University Centre West Ltd. and is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At December 31, 2024 and 2023, the accrued interest is $8,825 and $7,811, respectively.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At December 31, 2024 and 2023, the outstanding principal balance is $50,000 and accrued interest is $110,834 and $98,667, respectively.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At December 31, 2024 and 2023, the outstanding principal balance is $50,000 and accrued interest is $104,034 and $91,867, respectively.

●	A promissory note originally issued to an unrelated third party in August 2016 was restated in September 2019 in the amount of $333,543 bearing monthly interest at a rate of 2% and was due September 2020. The Note is in default and negotiation of settlement. At December 31, 2024 and 2023, the principal balance is $333,543, and the accrued interest is $431,159 and $349,997, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In March 2018, $15,000 of the principal balance of the note was assigned to an unrelated third party and is in negotiation of settlement. In January 2020, the remaining principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). At December 31, 2024 and 2023, the principal balance outstanding is $15,000 and the accrued interest is $1,371.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2024 and 2023, the accrued interest is $100,334 and $88,167, respectively.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2024 and 2023, the accrued interest is $9,552 and $8,285, respectively.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The Company made scheduled payments through August 2017, however, it subsequently defaulted on the loan payment terms in 2017. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively, with the monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. In aggregate, the Company repaid $136,527 under the settlement arrangement during the period from 2018 through the first quarter of 2021. . The portion of the settlement of $130,401 was repaid in full as of March 31, 2021. At December 31, 2024 and 2023, the outstanding principal balance is $33,874, and is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2024 and 2023, the principal balance of the note is $50,000.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. During March 2020, $50,000 of the Note was settled for 125,000,000 shares with a fair value of $87,500. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. We repaid a total of $15,000 during 2022. At December 31, 2024 and 2023, the principal balance of the loan is $69,000, and is in default and negotiation of further settlement.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of further settlement. At December 31, 2024 and 2023, the principal balance of the note is $18,000 and the accrued interest is $2,000. The accrued interest represents a one-time amount and no further interest is accruing on the note.

●	In October 2022, the Company received a loan for $199,000 from a non-related party. The loan was repaid in full in November 2024, together with interest at an average annual rate of approximately 51%. Weekly payments ranged from approximately $2,000 to $3,800; due to our financial hardship, the lender periodically reduced the payment amounts to provide temporary relief. The Company has recorded loan costs in the amount of $2,488 for the loan’s origination fees paid at inception date. The total loan cost is amortized over the term of the loan. The loan is under personal guarantee by Mr. Deitsch. We repaid $15,100 and $78,261 during the years ended December 31, 2023 and 2022, respectively, and the remaining balance of $105,639 in 2024. At December 31, 2024 and 2023, the principal balance is $0 and $105,639, respectively. The amortization of loan cost for years ended December 31, 2024 and 2023 is $0 and $1,200, respectively.

●	In December 2022, a promissory note of $17,000 was issued to an unrelated third party, scheduled to be repaid through monthly payments of $1,518 with interest at an average annual rate of 12.99%. In February 2023, the Company issued a $25,000 promissory note to the same party, using the proceeds to fully repay the December 2022 loan. Although structured for repayment in 12 monthly installments, the note was settled in full ahead of schedule in July 2023. At that time, the Company issued a new $32,000 promissory note to the same party, with the proceeds applied to retire the February 2023 note. The July 2023 note was repaid in August 2023 in connection with the issuance of a $34,000 promissory note, which was fully repaid in September 2024. At December 31, 2024 and 2023, the principal balance of the loan is $0 and $25,492, respectively.

●	In June 2023, the Company entered into a Purchase and Sale of Future Receipts Agreement with an unrelated third party. Pursuant to the agreement, the buyer purchased $135,850 of the Company’s future receivables for total proceeds of $95,000, on a non-recourse basis. Under the terms of the agreement, the Company authorized the buyer to debit amounts directly from its bank account at a specified remittance frequency until the total purchased amount of $135,850 was fully collected. In connection with the transaction, the Company recorded a total debt discount of $44,650, representing loan origination fees and issuance costs, which was amortized over the term of the agreement. The outstanding balance under this agreement was fully repaid in February 2024 in conjunction with the initiation of a subsequent agreement. Amortization for the debt discount for the years ended December 31, 2024 and 2023 was $14,350 and $30,300. At December 31, 2024 and 2023, the principal balance, net of debt discount of $0 and $14,350, was $0 and $29,316, respectively.

●	In February 2024, the Company entered into a second Purchase and Sale of Future Receipts Agreement with the same third party. Under this agreement, the buyer purchased $104,400 of the Company’s future receivables for total proceeds of $72,000, on a non-recourse basis. The Company authorized the buyer to debit its bank account at the specified remittance frequency until the full purchased amount of $104,400 was remitted. In connection with this second transaction, the Company recorded a total debt discount of $34,560 for loan origination fees and issuance costs, which was amortized over the term of the agreement. The outstanding balance under this agreement was fully repaid in September 2024. Amortization of the debt discount for the year ended December 31, 2024 was $34,560.

●	In October 2024, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $99,400 of the Company’s future receivables in exchange for total proceeds of $68,550, on a non-recourse basis. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $99,400 was collected. In connection with this transaction, the Company recorded a total debt discount of $30,850 related to loan origination fees and issuance costs, which is being amortized over the term of the agreement. Repayment of $19,449 was made during 2024. Amortization of the debt discount for the year ended December 31, 2024 was $6,040. At December 31, 2024, the principal balance, net of debt discount of $24,810, was $55,141.

●	On December 6, 2024, the Company received a $25,000 cash advance to address a temporary liquidity shortage. No formal loan agreement was executed, as the advance was intended to be repaid within the month. The repayment was made on January 3, 2025. The principal balance outstanding as of December 31, 2024 was $25,000.

●	On December 31, 2024, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $68,500 of the Company’s future receivables in exchange for total proceeds of $49,000, on a non-recourse basis. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $68,500 was collected. In connection with this transaction, the Company recorded a total debt discount of $19,500 related to loan origination fees and issuance costs, which is being amortized over the term of the agreement. At December 31, 2024, the principal balance, net of debt discount of $19,500, was $49,000.

(2)	At December 31, 2024 and 2023, the balance of $4,964,684 and $4,948,678 net of discount of $11,010 and $17,814, respectively, consisted of the following convertible loans:

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000. The note was convertible into shares of Company’s common stock at a conversion price of $0.001 per share. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At December 31, 2024 and 2023, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to 14 unrelated third parties for a total of $525,150 with original issue discount of $44,150. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. During May 2019, we restated two convertible notes payable with additional original issuance discount of $6,400. The two restated notes were due in August 2020 and are in default. At December 31, 2024 and 2023, the outstanding principal balance of the notes issued in 2018 was $531,550.

●	During February 2019, the Company issued convertible notes payable totaling $55,000 with an original issuance discount of $5,000. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.0005 per share. During August and October 2020, the notes were amended to include additional original issuance discounts of $9,200 and were accompanied by the issuance of warrants. All warrants associated with these notes expired during 2022. The Notes are in default and negotiation of settlement.

●	During November 2019, we issued a convertible promissory note to an unrelated third party for $137,500 with original issuance discount of $12,500. The note was due nine months from the execution and funding of the notes. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price of $0.000275. The Note is in default and negotiation of settlement.

At December 31, 2024 and 2023, the outstanding principal balance of the notes issued in 2019 was $201,700.

●	During the year ended December 31, 2020, the Company issued convertible notes payable of $555,600 with an original issuance discount of $53,600. $287,400 of these notes were due in a year, and $268,200 of the Notes were due in six months from the execution and funding of each note. The notes are convertible into shares of the Company’s common stock at a fixed conversion price ranging from $0.0002 to $0.0008 per share. In May 2022, $16,500 of the notes issued in November 2020 were settled through the issuance of common stock. At December 31, 2024 and 2023, the outstanding principal balance of the notes issued in 2020 was $539,100. The notes are currently in default and under negotiation for settlement.

●	During 2021, we issued convertible promissory notes to unrelated third parties totaling $2,480,043 with original issuance discounts of $323,484. The Noteholders had the right to convert the notes into shares of Common Stock at a fixed conversion price ranging from $0.0003 to $0.002 per share. The notes were due one year from the execution and funding of the notes. On January 1, 2022, $228,563 of the Notes issued during January to April 2021 were amended to extend the due date to August 29, 2022. The notes are currently in default and under negotiation for settlement.

●	During March 2021, the remaining balance of the promissory note of $30,000 originally issued in September 2018 was sold to an unrelated third party in the form of a convertible note at a fixed conversion price of $0.01 per share. The new note carried interest at 12% with scheduled monthly payments of $1,000 beginning in April 2021 through March 2024. The Note was repaid in full during the first quarter of 2024. The principal balance as of December 31, 2024 and 2023 is $0 and $2,821.

●	During August 2021, the promissory note of $166,926 was restated in the form of a convertible note at a fixed conversion price of $0.002 per share. The restated balance is $183,619 with an original issuance discount of $16,693 and was due February 2022. During February 2022, we issued 20,866,250 shares of common stock to satisfy the principal balance of $16,693. The remaining balance of $166,926 was further restated into a convertible note with a fixed conversion price of $0.002 per share, maturing in August 2022. In August 2022, the balance of $166,926 was further restated with an original issuance discount of $16,693 in the form of a convertible note at a fixed conversion price of $0.002 per share due February 2023, provided that our agreement to repay $16,693 in cash by October 2022. However, we failed to meet this repayment obligation. As a result, the new convertible note amounts to a total of $200,312 (including $166,926, $16,693, and an original issuance discount of $16,693) with a fixed conversion price of $0.002 per share, due February 2023. The Company made a payment of $5,000, which was applied against accrued late payment penalties. As of December 31, 2023, the note had a principal balance of $200,312 and an accrued late payment penalty of $24,608, resulting in a total outstanding balance of $224,920. In February 2024, the principal balance and the related penalty were restated. 35,000,000 shares of common stock were issued in satisfaction of $24,920 of the outstanding balance (See Note 7), with the remaining $200,000 restated as new principal. In addition, a 15% OID was applied to the new principal, resulting in a restated principal balance of $230,000. The restated note was due in February 2025 and remained convertible at a fixed price of $0.0008 per share. The fair value of the shares issued was $3,500, resulting in a gain of $21,420, which was recognized as a gain on settlement of debt and accrued expense in the accompanying consolidated statements of operations. Amortization for the years ended December 31, 2024 and 2023 was $27,500 and $3,467, respectively. As of December 31, 2024, the principal balance, net of an unamortized debt discount of $2,500, was $227,500. In February 2025, the note was further restated, with the principal balance of $230,000 subject to an additional 15% OID, while maintaining the same fixed conversion price of $0.0008. The note continues to be secured by a personal guarantee.

●	During 2022, we issued convertible promissory notes to unrelated third parties totaling $874,000 with original issuance discounts of $114,000. The noteholders have the right to convert the notes into shares of common stock at fixed conversion prices ranging from $0.0005 to $0.0008 per share, and the notes were due one year from their respective execution and funding dates. The notes are currently in default and under negotiation for settlement.

●	During 2022, certain convertible promissory notes for a total of $339,825 were amended to add additional original issuance discount for a total of $50,974 and matured in July 2023. The notes are currently in default and under negotiation for settlement.

●	During 2022, the Company settled a total of $143,000 of convertible promissory notes, of which $108,500 was settled through the issuance of shares of common stock, with the remaining balance repaid in cash.

●	In February and November 2023, the Company settled two convertible notes which had a conversion price of $0.0008, with total cash payments of $7,250, resulting in a $350 loss on settlement during the first quarter of 2023.

●	During the third quarter of 2023, the Company settled convertible promissory notes of $11,500, which had a conversion price of $0.002. The Company completed repayment in the fourth quarter of 2023, with $13,000 in cash repayments.

●	During 2023, the Company amended convertible promissory notes totaling $197,025 to add aggregate original issuance discounts of $29,554, which extended the due dates by twelve months, to various dates in January, May, and July 2024. The notes are currently in default and under negotiation for settlement.

●	During 2023, the Company issued convertible promissory notes to unrelated third parties with a fixed conversion price of $0.0006 per share, issued during the first, third, and fourth quarter, totaled $146,338 with a combined original issuance discount of $19,088. Of these, $17,250 of the notes issued in the fourth quarter were under a personal guarantee. All notes are due one year from their respective execution and funding dates. The notes are currently in default and under negotiation for settlement.

●	During the first quarter of 2024, a convertible promissory note of $53,230 was amended to add an additional original issuance discount of $7,985 expired in January 2025.

●	During the first quarter of 2024, the Company issued convertible promissory notes to unrelated third parties with a fixed conversion price ranging from $0.0005 to $0.0006 per share, totaling $128,800 with a combined original issuance discount of $16,800. The notes were due one year from their respective execution and funding dates.

●	During the second quarter of 2024, the Company issued convertible promissory notes to unrelated third parties with a fixed conversion price ranging from $0.0005 to $0.0006 per share, totaling $71,300 with a combined original issuance discount of $9,300. The notes were due one year from their respective execution and funding dates.

●	During the second quarter of 2024, the Company settled convertible promissory notes with an aggregate principal balance of $52,500, which had a conversion price of $0.002. As part of the settlement, the Company recognized a $7,500 loss on settlement of debt, which is included in loss on settlement of debt in the accompanying consolidated statements of operations. Cash repayments related to these notes included $5,000 paid in the first quarter of 2023, and a total of $37,500 paid during 2024. The remaining balance was repaid in full during the second quarter of 2025, resulting in total cash repayments of $60,000.

●	During the third quarter of 2024, the Company settled convertible promissory notes of $11,500, which had a conversion price of $0.0006. Repayment of $6,000 was made during the fourth quarter of 2024. The Company completed the remaining repayment of $5,500 in the first quarter of 2025.

●	During the fourth quarter of 2024, we issued convertible promissory notes to unrelated third parties for a total of $63,250 with original issuance discount of $8,250. The Noteholders have the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0005 per share. The notes are due one year from the execution and funding of the notes. The notes are currently in default and in negotiation of settlement.

●	At December 31, 2024, $4,396,129 of the above mentioned convertible notes payable are in default and negotiation of settlement. At the date of this report, $4,745,694 of the notes remain in default and in negotiation of settlement.

●	The total discount amortization on all notes for the year ended December 31, 2024 was $79,139. At December 31, 2024, the principal balance of the notes, net of discount of $11,010 is $4,964,684. The total discount amortization on all notes for the year ended December 31, 2023 was $106,193. At December 31, 2023, the principal balance of the notes, net of discount of $17,814 is $4,948,678.

(3)	At December 31, 2024 and 2023, the balance of $2,041,464 and $1,867,421, respectively, consisted of the following convertible loans:

●	The balance of $20,000 of a Convertible Note originated in March 2016 is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. We have accrued interest at a default interest rate of 20% after the note’s maturity date. At December 31, 2024 and 2023, the convertible notes payable with principal balance of $20,000 plus accrued interest of $33,350 and $29,294, at fair value, were recorded at $96,998 and $89,626, respectively.

●	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note was due on May 4, 2018. The Note holder has the right to convert the note into shares of Common Stock at sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. We have accrued interest at a default interest rate of 19% after the note’s maturity date. After prior conversions, at December 31, 2024 and 2023, the remaining principal of $12,629 plus accrued interest of $22,411 and $19,885, respectively, at fair value, was recorded at $58,401 and $54,191, respectively. The remaining principal balance of the Note is in default.

●	During October 2020, we issued a Convertible Debenture in the amount of $250,000 to an unrelated third party. The note was due in October 2021. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. Upon default, we increased the outstanding principal by 10% and began accruing interest at the default rate of 24% from the note’s maturity date. At December 31, 2024 and 2023, the convertible note payable with principal balance of $275,000 plus accrued interest of $230,657 and $164,657, respectively, at fair value, were recorded at $1,011,315 and $879,315.

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party, and during August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. Both notes carry interest at 8% and were due one year from issuance, unless previously converted into shares of restricted common stock. Following maturity, we accrued interest at the default rate of 24%. The noteholders have the right to convert the notes into shares of common stock at fifty-five percent of the average of the three lowest trading prices of our restricted common stock for the fifteen trading days including the date of receipt of the conversion notice. At December 31, 2024 and 2023, the combined convertible notes payable plus accrued interest of $96,622 and $79,868, respectively, were recorded at fair value of $302,950 and $272,489.

●	During January 2019, we issued a convertible denture in the amount of $75,900 to an unrelated third party. The note was due in one year from the restatement date of the note. During November 2020, the Note holder assigned $20,000 of the $75,900 convertible note restated in January 2019 to a third party. The Noteholder has the right to convert the note into shares of Common Stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. At December 31, 2024 and 2023, the convertible note payable of $55,900, at fair value, was recorded at $111,800. The note was due January 2020. The Note is in default and negotiation of settlement.

●	During February 2019, we issued a convertible promissory note to an unrelated third party in the amount up to $1,000,000, with funds disbursed in multiple payments. Each portion of the note is due two years from its respective execution and funding date. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. During 2019 and 2020, amounts totaling $372,374 and $20,199, respectively, were funded under the note. Additionally, $132,000 was funded, and $40,480 was repaid during the year ended December 31, 2021. In connection with issuance of the convertible note, the Noteholder agreed to eliminate two outstanding Notes of $27,000 and the accrued interest of $11,412 that were held by the Noteholder’s defunct entities. In connection with the issuance of the convertible note payable tranches during the year ended December 31, 2021, we recognized a day-one derivative loss of $2,042,612. Through December 31, 2020, the Note holder converted a total of 1,250,000,000 shares of common stock in full satisfaction of $275,000 of principal. During February through June 2021, the Note holder received a total of 240,350,000 shares of our restricted common stock in satisfaction the $120,175 of the Note with a fair value of $2,344,399. During February 2022, the Noteholder received 12,000,000 shares of our restricted common stock in satisfaction the $6,000 of the Note with a fair value of $36,000. (See Note 7). In August 2023, the Noteholder received 25,000,000 shares of our restricted common stock in satisfaction of the $12,500 of the Note with a fair value of $2,500. The $10,000 gain resulting from this transaction was reflected in gain on settlement of debt in the accompanying Consolidated Statement of Operations. Repayments of $65,000 were made during 2022, with an additional $5,417 repaid in 2023. At December 31, 2023, the principal balance of convertible note payable is $0.

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. During October 2022, repayment of $10,000 was made. At December 31, 2024 and 2023, the convertible note payable with principal balance of $230,000, at fair value, was recorded at $460,000. The Note is in default and negotiation of settlement.

(4)	At December 31, 2024 and 2023, the balance of $225,000 consisted of the advances received from a third party during the periods from May 2019 through May 2020 in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold.

(5)	During June 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”) considering the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, in the amount of $731 commenced in February 2023. The balance of principal and interest is payable over a 360-month period from the date of the SBA Loan Agreement. The SBA requires that the Company collateralize the loan to the maximum extent up to the loan amount. If business fixed assets do not “fully secure” the loan the lender may include trading assets (using 10% of current book value for the calculation), and must take available equity in the personal real estate (residential and investment) of the principals as collateral. During 2023, total repayments of $10,234 were made and applied to accrued interest. During 2024, total repayment of $4,386 were made and $3,655 of it was applied to accrued interest. The outstanding balance for the EIDL loan at December 31, 2024 and 2023 is $149,169 and $149,900, respectively. The accrued interest as of December 31, 2024 and 2023 is $11,889 and $9,920, respectively.

At December 31, 2024, the future minimum principal payments for all debts are as follows:

Years	Amount
2025	$8,489,496
2026	3,571
2027	3,707
2028	3,849
2029	3,996
Thereafter	125,094
$8,629,713
Less: Long-term portion
SBA notes payable	(140,217)
Current portion	$8,489,496

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

Common Stock Issued for Conversion of Convertible Debt

During August 2023, a Noteholder received 25,000,000 shares of our restricted common stock in satisfaction of $12,500 of the Note with a fair value of $2,500 (See Note 6).

Common Stock Issued for Debt Modification and Penalty

During February 2024, we issued 35,000,000 restricted shares to a Note holder due to the default on repayments of the promissory note of $200,312 amended in August 2022. The shares were valued at a fair value of $3,500 (See Note 6).

Common Stock to be Issued for Vendor Payable Balance

During December 2024, the Company entered into a settlement agreement with a vendor to extinguish outstanding accounts payable totaling $20,000. Pursuant to the agreement, the Company is to issue 20,000,000 shares of its common stock in full satisfaction of the obligation. The shares were valued at a fair value of $2,000. The Company recorded a gain on settlement of vendor payable of $18,000. The gain was recognized in the accompanying statement of operations.

8. STOCK WARRANTS

Common Stock Warrants

During January and May 2022, in connection with the issuance of the convertible notes of $115,000 with original issuance discount of $15,000 due in one year, the Company granted 164,285,714 warrants at an exercise price of $0.002 per share that expire one year from the date of issuance. As of May 2023, all of these warrants had expired.

A summary of warrants outstanding in conjunction with private placements of common stock were as follows during the years ended December 31, 2024 and 2023:

	Number Of	Weighted average
	shares	exercise price

Balance December 31, 2022	164,285,714	$0.002
Exercised	-	-
Issued	-	-
Expired	(164,285,714)	0.002
Balance December 31, 2023	-	$-
Exercised	-	-
Issued	-	-
Expired	-	-
Balance December 31, 2024	-	$-

The following table summarizes information about fixed-price warrants outstanding as of December 31, 2024 and 2023:

	Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
2024	$-	-	-	$-
2023	$-	33,082,192	0 years	$-

At December 31, 2024, the aggregate intrinsic value of all warrants outstanding and expected to vest was $0. The intrinsic value of warrant share is the difference between the fair value of our restricted common stock and the exercise price of such warrant share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money warrants had they exercised their warrants on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on $0.0001, the closing stock price of our restricted common stock on December 31, 2024. There were no in-the-money warrants at December 31, 2024.

9. INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2024 and 2023, which is computed by applying the blended federal and state corporate tax rate of 25.35% to loss before taxes, as follows:

	December 31,
	2024	2023
Computed “expected” tax expense (benefit) - Federal	$(269,989)	$(292,605)
Computed “expected” tax expense (benefit) - State	(55,862)	(60,541)
Permanent differences and other	55,988	47,605
Expired net operating loss carryforwards	2,291,085	-
Change in valuation allowance	(2,021,222)	305,541
Provision for income taxes	$-	$-
Effective tax rate	0%	0%

The table below summarizes the components of the Company’s deferred income tax assets and related valuation allowance as of December 31, 2024 and 2023:

	2024	2023
Net deferred income tax assets:
Reserve for prepaid inventory	$39,363	$24,156
Accrued salary	416,051	348,162
Recovery for receivables from officer	44,927	44,927
Net operating loss carryforwards	9,130,384	11,234,702
Valuation allowance	(9,630,725)	(11,651,947)
Net deferred income tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have provided a valuation allowance to fully reserve such assets. The valuation allowances decreased by $2,021,222 and increased by $305,541 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had net operating loss carryforwards (“NOLs”) of approximately $36.0 million, after excluding $9.0 million from 2003 and 2004 that expired during 2024. Of the remaining balance, approximately $10.3 million were generated after December 31, 2017 and may be carried forward indefinitely, while $25.7 million will expire at various dates through 2037.

The Company’s 2021 through 2024 tax returns which have not been filed are subject to examination by the Internal Revenue Services and various state authorities.

10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2024	2023
Accrued consulting fees	$291,400	$220,900
Accrued settlement expenses (1)	680,235	680,235
Accrued payroll taxes	263,859	240,023
Accrued interest	864,670	756,426
Accrued others	2,913	2,913
Total	$2,103,077	$1,900,497

(1)	On August 28, 2024, the U.S. District Court for the Eastern District of New York entered a final consent judgment against the Company, enjoining it from violating certain provisions of the federal securities laws and ordering disgorgement and civil monetary penalties. The Court entered a final consent judgment in which it was ordered to pay $520,940 in disgorgement and $59,295 in prejudgment interest thereon, as well as $100,000 in civil penalties. As of December 31, 2024 and 2023, the Company had accrued a total legal settlement amount of $680,235 (See Note 13).

11. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	December 31, 2024	December 31, 2023
Supplier advances for future purchases	$401,472	$341,472
Reserve for supplier advances	(401,472)	(341,472)
Net supplier advances	-	-
Prepaid professional fees	29,999	29,999
Total	$29,999	$29,999

We performed an evaluation of our inventory and related accounts at December 31, 2024 and 2023, and increased the reserve on supplier advances for future venom purchases by $60,000 and $20,900, respectively.

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

From March to December 2022, we purchased six convertible notes from StemSation totalling $41,196, which included a $3,745 original issuance discount. Repayments of $101,750 have been received during the third and fourth quarter of 2022. At December 31, 2022, the principal balance of the notes, net of discount of $600 was $225,396.

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

Between July and November 2023, $103,916 of the $264,000 settlement was converted into 59,043,425 shares, as summarized in the table below. The remaining $160,084 of the settlement was recorded as a settlement receivable in the accompanying consolidated balance sheets as of December 31, 2024 and 2023 and is expected to be converted in subsequent periods.

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

In March 2024, the Company sold an additional 10,000,000 shares for $17,600, which remained outstanding as of December 31, 2024. As a result, the total receivable balance was $52,800 at December 31, 2024, compared to $35,200 at December 31, 2023. The remaining 10,000,000 shares converted in November 2023, valued at $17,600, were recorded as an investment in StemSation stock as of December 31, 2024 at cost. Management believes the carrying values approximate fair value based on the expected recovery pursuant to the Stock Purchase Agreement covering a total of 150,000,000 shares.

During the third and fourth quarter of 2023, we purchased three convertible notes for $6,600 which included a $600 original issuance discount. During the first and second quarter of 2024, we purchased three convertible notes for $37,450 which included a $3,450 original issuance discount. They are convertible at $0.005 per share and due in one year after funding. Repayment of $42,300 has been received during 2024.

Amortization for all the convertible notes receivable was $3,450 and $3,031 recognized as other income in the accompanying consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

ReceptoPharm leases a lab and renewed its operating lease agreement for five years beginning August 1, 2017 for monthly payments of approximately $6,900 with a 5% increase each year. In February of 2021, we signed an updated lease with extended terms through January 1, 2023. The lease called for monthly payments of approximately $6,500 with a 4% increase each year. In October 2022, we signed another lease extension, covering the period from January 1, 2023, to December 31, 2025, with monthly payments of $7,700 and an annual 4% increase. The Company did not renew the lease upon its expiration on December 31, 2025.

	December 31,	December 31,
	2024	2023
Lease cost
Operating lease cost	$109,795	$97,587
Short-term lease cost	-	-
Total lease cost	$109,795	$97,587

Balance sheet information
Operating ROU Assets	$251,951	$251,951
Less accumulated amortization	(161,168)	(77,429)
Operating ROU Assets, net	$90,783	$174,522

Operating lease obligations, current portion	$93,411	$83,703
Operating lease obligations, non-current portion	-	93,411
Total operating lease obligations	$93,411	$177,114

Weighted average remaining lease term (in years) – operating leases	1	2
Weighted average discount rate-operating leases	8%	8%

Supplemental cash flow information related to leases were as follows, for the years ended December 31, 2024 and 2023:

Cash paid for amounts included in the measurement of operating lease liabilities	$109,759	$94,994

The Company subleases a portion of its leased facility under month-to-month arrangements. Sublease rental income is recorded as a reduction of general and administrative expenses in the consolidated statements of operations, as the amounts represent recoveries of operating costs rather than revenues from the Company’s primary business activities. The sublease arrangements are short-term and operate on a month-to-month basis. Total sublease rental income was approximately $93,000 and $72,523 for the years ended December 31, 2024 and 2023, respectively.

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of December 31, 2024. As of December 31, 2024 and 2023, we have accrued $142,500 in accrued expense on the accompanying consolidated balance sheets.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of December 31, 2024 and 2023, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

During September 2022, the Company renewed its consulting agreement with an external consultant for a three-year term, providing for monthly compensation of $10,000. In September 2025, the agreement was further renewed for an additional one-year term through September 2026. Consulting expenses of $120,000 were recorded in each of 2024 and 2023 within selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2024 and 2023, accrued consulting fees payable to this external consultant totalled $129,350 and $59,350, respectively.

Litigation

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note. Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL, however, the mediation was unsuccessful. Defendant also filed affirmative claims against the Plaintiff, its owner Dan Oran and several related entities. On May 19, 2025, the Company entered into a settlement agreement with the counterparty, under which the total obligation was resolved for $125,000. The settlement terms include an initial payment of $35,000 made on May 19, 2025, followed by nine monthly payments of $10,000 each. The agreement also provides that, in the event of a payment default not cured within five business days of written notice, the counterparty may seek entry of a consent judgment against the Company in the amount of $400,000, reduced by any amounts already paid under the settlement. At December 31, 2024 and 2023, we owed a principal balance of $91,156, and accrued interest of $84,671 and $73,733, respectively, which is included in current liabilities in the consolidated balance sheets. The total liability recorded prior to the settlement on May 19, 2025 was $178,526, consisting of $91,156 in principal and $87,370 in accrued interest. The settlement of $125,000 will result in a gain on settlement of $53,526, which will be recognized upon full satisfaction of the payment terms (see Note 17).

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

In July 2024, a final judgment was issued, ordering the defendant to pay $520,940 in disgorgement, $59,295 in prejudgment interest, and a $100,000 civil penalty. As of December 31, 2024 and 2023, the Company had accrued a total legal settlement amount of $680,235 (See Note 10).

Settlement Discussions

Subsequent to year end, the Company entered into settlement agreement with a counterparty in connection with a dispute arising in the ordinary course of business (See Note 17).

14. SEGMENT AND ENTITY-WIDE INFORMATION

Segment Information

The Company operates as a single reportable operating segment. Operating segments are identified based on the manner in which the Company’s Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, reviews financial information for purposes of allocating resources and assessing performance.

The CODM reviews financial results and manages the business on a consolidated basis, without differentiation by product line, geographic region, or legal entity. Accordingly, the Company has determined that it has one operating and one reportable segment.

The measure of segment profit or loss used by the CODM is consolidated net loss, as reported in the consolidated statements of operations. The significant expense categories included in the measure of segment profit or loss and regularly reviewed by the CODM include cost of goods sold, selling and marketing expenses, and general and administrative expenses.

The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. The Company has no intersegment revenues.

For the year ended December 31, 2024, a customer accounted for approximately 37% of the Company’s net sales. For the year ended December 31, 2023, the same customer accounted for approximately 65% of the Company’s net sales. These sales are included within the Company’s single reportable operating segment. The customer is a related party. See Note 15 – Related Party Transactions for additional information.

15. RELATED PARTY TRANSACTIONS

The Company acts as a product formulator and contract manufacturer for Avini Health (“Avini”). The Company’s former chief executive officer, who held that position through March 2024, is an owner of Avini and is its chief scientific officer. Following March 2024, this individual assumed the role of Operations Manager of the Company.

Commencing in May 2022, the Company sublet a portion of its space to Avini Health under a one-year sublease for a monthly rent of $5,000, with the first three months rent-free. The lease was terminated on August 31, 2023. Beginning September 1, 2023, the Company entered into a rent-free arrangement to lease space from Avini.

During 2023, the Company sold certain equipment to Avini, a related party, in connection with Avini assuming responsibility for the manufacturing of its own products. The equipment had a carrying amount of approximately $43,900 at the time of sale. The Company received proceeds of approximately $83,600, resulting in a gain of approximately $39,700, which is included in other income for the year ended December 31, 2024.

During September 2023, the sales and manufacturing structure between the Company and Avini was revised. Avini assumed responsibility for manufacturing its own products, and the Company transferred to Avini certain raw materials and packaging supplies related to amounts previously advanced by Avini. In connection with this transition, the Company relocated its operations to a Boca Raton facility leased by Avini. Under this arrangement, the Company uses the facility rent-free, shares space and resources with Avini, and Avini pays all lease and office-related expenses. Sales to Avini declined beginning in 2024 as Avini manufactures its own products. As a result, the Company benefited from reduced operating costs and continued access to manufacturing capabilities for its own Nutra Pharma–branded products.

As of December 31, 2024, the Company had recorded deferred revenue of $234,757, representing cash received from Avini in advance of performance under prior contractual arrangements, and accounts receivable of $5,800 related to Avini product sales in December 2024. In connection with Avini’s assumption of manufacturing responsibilities, the anticipated reduction in future revenue from Avini, and the restructuring of the parties’ commercial relationship, Avini agreed to forgive a total of $240,557. The Company accounted for the forgiveness as a capital contribution, and the amount was recorded as an increase to Additional Paid-In Capital. The transaction had no impact on the Company’s consolidated statements of operations and is reflected as a non-cash financing activity in the consolidated statement of cash flows.

During the first quarter of 2024, the Company reclassified a portion of previously issued convertible debts for a total of $253,000 to due to officers upon the appointment of Michael Flax as the Chief Executive Officer of the Company.

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. During 2021 and 2022, the Company repaid $65,000 of accrued interest, including $10,000 settled through the issuance of 12,500,000 shares of common stock in 2021 in a related-party transaction. At December 31, 2024 and 2023, we owed this director accrued interest of $189,961 and $168,724.

As of December 31, 2024 and 2023, we had the following related party balances:

	December 31,	December 31,
	2024	2023
Account receivable – related party, net	$8,500	$-
Deferred revenue to a related party	-	233,331
Due to officers (See Note 5)	1,239,264	659,433
Accrued payroll due to officers	1,641,554	1,373,693
Accrued interest to a related party	189,961	168,724
Additional paid in capital – related party debt forgiveness	240,557	-

For the years ended December 31, 2024 and 2023, we had the following related party transactions:

	December 31, 2024	December 31, 2023
Net sales to a related party	$145,841	$389,316
Bad debt expense - related party	-	105,465
Rental income from a related party	-	40,000
Interest expense to a related party	21,237	18,815

These transactions were not conducted at arm’s length and therefore may not reflect the terms that would have been agreed to with an unrelated third party.

16. RESEARCH SERVICES AGREEMENT WITH STEMSATION

On July 1, 2024, the Company entered into a one-year Research Services Agreement with StemSation to provide research and development services related to certain StemSation technologies. Under the agreement, the Company was entitled to receive $200,000 for services, payable upon execution and as requested. Revenue was recognized ratably at $50,000 per quarter over the original contractual term. The agreement was terminated effective March 31, 2025. During 2024, the Company received $100,000 under the agreement which was recognized as other income in the accompanying consolidated statements of operations.

17. SUBSEQUENT EVENTS

Research Services Agreement with StemSation

Subsequent to December 31, 2024, the Company recognized an additional $50,000 of research and development service income under its Research Services Agreement with StemSation, as discussed in Note 16. The income related to services performed during the three months ended March 31, 2025, prior to the termination of the agreement effective March 31, 2025.

Convertible Promissory Notes

In January 2025, we issued a convertible promissory note to an unrelated third party for $345,639 with original issuance discount of $45,083. The noteholder has the option to convert the outstanding principal into shares of Common Stock at a conversion price of $0.0005 per share. In connection with the issuance of the notes, we paid 10% of the proceeds to a third party, which has been recorded as a debt discount. The note was due one year from the execution and funding of the note. Both the original issue discount and the issuance-related costs are being amortized over the term of the note. The Note is in default and negotiation of settlement.

Between February and June 2025, we issued two convertible promissory notes to an unrelated third party for a total commitment of up to $855,000, to be funded in tranches. As of the date of the audit report, an aggregate of $592,500 has been funded. The notes carry an original issue discount of 15%, applied at the time of funding for each tranche. Each tranche matures one year from its respective execution and funding date. The noteholder has the option to convert the outstanding principal into shares of Common Stock at a conversion price of $0.0005 per share. If any tranches are missed or delayed by more than 10 business days, the fixed conversion price will be adjusted to $0.0008 per share for any missed tranche as a penalty. Of the total proceeds funded to date, $112,500 was received late. In connection with the issuance of the notes, we paid 10% of the proceeds to a third party, which has been recorded as a debt discount. Both the original issue discount and the issuance-related costs are being amortized over the term of each tranche.

During April and May 2025, we issued convertible promissory notes to unrelated third parties for a total of $46,000 with original issuance discount of $6,000. The Noteholders have the right to convert the notes into shares of Common Stock at a fixed conversion price of $0.0007 per share. The notes are due one year from the execution and funding of the notes.

During September to November 2025, we issued convertible promissory notes to unrelated third parties for a total of $75,900 with original issuance discount of $9,900. The Noteholders have the right to convert the notes into shares of Common Stock at a fixed conversion price of $0.0008 per share. The notes are due one year from the execution and funding of the notes.

Promissory Notes

In September 2025, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $147,200 of the Company’s future receivables in exchange for total proceeds of $112,650, on a non-recourse basis. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $147,200 was collected. In connection with this transaction, the Company recorded a total debt discount of $34,550 related to loan origination fees and issuance costs, which is being amortized over the term of the agreement.

Settlement of Promissory Note Litigation

At December 31, 2024, the Company had a promissory note with a principal balance of $91,156 and accrued interest of $84,671, which was subject to litigation (See Note 6 and Note 13). On May 19, 2025, the Company entered into a settlement agreement with the counterparty, under which the total obligation was resolved for $125,000. The settlement terms include an initial payment of $35,000 made on May 19, 2025, followed by nine monthly payments of $10,000 each. The agreement also provides that, in the event of a payment default not cured within five business days of written notice, the counterparty may seek entry of a consent judgment against the Company in the amount of $400,000, reduced by any amounts already paid under the settlement. The total liability recorded prior to the settlement was $178,522, consisting of $91,156 in principal and $87,370 in accrued interest. The settlement of $125,000 will result in a gain on settlement of $53,526, which will be recognized upon full satisfaction of the payment terms. Payments totaling $80,000 were made during the period from June through January 2026.

Restatements of One Convertible Promissory Note

In February 2025, the note of $230,000 was further restated to extend its maturity date to February 2026, with the principal balance of $230,000 subject to an additional 15% OID, while maintaining the same fixed conversion price of $0.0008. The note continues to be secured by a personal guarantee.

Debt Settlement and Stock Issuance

In January 2026, the Company entered into a settlement agreement with the holder of certain promissory notes originally issued in 2021 and 2022. As of the settlement date, the aggregate carrying value of the outstanding debt was approximately $175,000, which included an original issuance discount of $25,000. Pursuant to the settlement, all outstanding notes were canceled and extinguished. In exchange, the Company agreed to (i) pay $20,000 in cash, payable in four monthly installments of $5,000, and (ii) issue 60,000,000 shares of the Company’s common stock. The Company made the first $5,000 payment in January 2026, and the remaining installment payments are scheduled through April 2026. The common shares issued in connection with the settlement were valued based on the Company’s trading price of $0.0002 per share, resulting in an aggregate fair value of approximately $12,000. We will recognize a gain on debt settlement equal to the excess of the carrying amount of the debt over the fair value of the consideration transferred upon completion of the final installment payment.

