Form 10-Q
period 2025-06-30
NUTRA PHARMA CORP
filed 2026-03-25
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2025

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

As of March 25, 2026, there were 7,159,727,214 shares of common stock and 12,000,000 shares of Series B preferred stock issued and outstanding.

2

Nutra Pharma Corp (“Nutra Pharma”) and its wholly owned subsidiaries, Designer Diagnostics Inc. and ReceptoPharm, Inc. (“ReceptoPharm”), are referred to herein as “we”, “our” or “us” (Designer Diagnostics Inc. has been inactive since June 2011, ReceptoPharm is also individually referred to herein).

Forward Looking Statements

This Quarterly Report on Form 10–Q for the period ending June 30, 2025, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward–looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward–looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$79,069	$36,447
Accounts receivable	35,224	23,755
Accounts receivable - related party, net	9,455	5,800
Inventory, current portion	15,658	17,696
Other receivable	128,906	28,906
Convertible notes receivable, net of discount	30,500	1,750
Receivable from sale of Stemsation stocks	52,800	52,800
Investment in Stemsation stocks	17,600	17,600
Settlement receivables	160,084	160,084
Prepaid expenses and other current assets	135,832	29,999
Total current assets	665,128	374,837

Inventory, less current portion	107,670	114,670
Property and equipment, net	31,146	10,402
Operating lease right-of-use assets, net	46,321	90,783
Security deposit	8,803	8,803
Total assets	$859,068	$599,495

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$793,637	$802,314
Accrued expenses	2,115,953	2,103,077
Accrued payroll due to officers	1,740,845	1,641,554
Due to a related party	9,584	-
Accrued interest to related parties	191,096	189,961
Due to officers	1,384,833	1,239,264
Derivative liabilities	924,516	708,115
Other debt, net of discount, current portion	9,335,058	8,480,544
SBA notes payable, current portion	10,722	8,952
Operating lease obligations, current portion	47,637	93,411
Total current liabilities	16,553,881	15,267,192

SBA notes payable, less current portion	138,447	140,217
Total liabilities	16,692,328	15,407,409

Commitments and Contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized and 12,000,000 Series B Preferred shares authorized, issued and outstanding	12,000	12,000
Common stock, $0.001 par value, 12,000,000,000 shares authorized; 7,099,727,214 shares issued and outstanding	7,099,727	7,099,727
Common stock to be issued	481,678	471,678
Additional paid-in capital	53,839,818	53,839,818
Accumulated deficit	(77,266,483)	(76,231,137)
Total stockholders’ deficit	(15,833,260)	(14,807,914)
Total liabilities and stockholders’ deficit	$859,068	$599,495

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Net sales	$84,532	$51,710	$158,506	$89,442
Net sales to a related party	37,611	36,759	74,031	71,708
Cost of sales	(46,515)	(18,624)	(83,578)	(41,108)
Reserve for supplier advances for purchases	-	(15,000)	(5,000)	(30,000)
Gross profit	75,628	54,845	143,959	90,042

Operating expenses:
Selling, general and administrative	366,157	274,338	784,307	604,844
Total operating expenses	366,157	274,338	784,307	604,844
Loss from operations	(290,529)	(219,493)	(640,348)	(514,802)

Other income (expenses)
Other income	8,750	3,150	58,750	3,450
Interest expense	(101,242)	(81,847)	(193,452)	(163,404)
Interest expense to related parties	(5,550)	(5,199)	(11,135)	(10,247)
Change in fair value of convertible notes and derivatives	704,622	(56,250)	(302,687)	(122,990)
Net Gain (loss) on settlement of debt and accrued expense	53,526	(7,500)	53,526	13,920
Total other income (expenses), net	660,106	(147,646)	(394,998)	(279,271)
Income (loss) before income taxes	369,577	(367,139)	(1,035,346)	(794,073)
Provision for income taxes	-	-	-	-
Net income (loss)	$369,577	$(367,139)	$(1,035,346)	$(794,073)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic	7,743,036,280	7,657,102,214	7,710,251,385	7,650,179,137

Weighted average number of shares outstanding during the period - diluted	37,727,786,152	7,657,102,214	7,710,251,385	7,650,179,137

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended June 30, 2025 and 2024

(Unaudited)

	Preferred Stock Series B		Common Stock		Common Stock to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -March 31, 2025	12,000,000	$12,000	7,099,727,214	$7,099,727	577,375,000	$471,678	$53,839,818	$(77,636,060)	$(16,212,837)

Common stock to be issued for stock based compensation	-	-			100,000,000	10,000			10,000
Net income	-	-	-	-	-	-	-	369,577	369,577
Balance -June 30, 2025	12,000,000	$12,000	7,099,727,214	$7,099,727	677,375,000	$481,678	$53,839,818	$(77,266,483)	$(15,833,260)

	Preferred Stock Series B		Common Stock		Common Stock to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -March 31, 2024	12,000,000	$12,000	7,064,727,214	$7,064,727	592,375,000	$473,178	$53,630,761	$(75,372,408)	$(14,191,742)

Common stock issued for debt modification and penalty- recognized in Q1, issued in Q2	-	-	35,000,000	35,000	(35,000,000)	(3,500)	(31,500)	-	-
Net loss	-	-	-	-	-	-	-	(367,139)	(367,139)
Balance -June 30, 2024	12,000,000	$12,000	7,099,727,214	$7,099,727	557,375,000	$469,678	$53,599,261	$(75,739,547)	$(14,558,881)

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Preferred Stock Series B		Common Stock		Common Stock to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2024	12,000,000	$12,000	7,099,727,214	$7,099,727	577,375,000	$471,678	$53,839,818	$(76,231,137)	$(14,807,914)

Common stock to be issued for stock based compensation	-	-	-	-	100,000,000	10,000	-	-	10,000
Net loss	-	-	-	-	-	-	-	(1,035,346)	(1,035,346)
Balance -June 30, 2025	12,000,000	$12,000	7,099,727,214	$7,099,727	677,375,000	$481,678	$53,839,818	$(77,266,483)	$(15,833,260)

	Preferred Stock Series B		Common Stock		Common Stock to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2023	12,000,000	$12,000	7,064,727,214	$7,064,727	557,375,000	$469,678	$53,630,761	$(74,945,474)	$(13,768,308)

Common stock issued for debt modification and penalty	-	-	-	-	35,000,000	3,500	-	-	3,500
Common stock issued for debt modification and penalty- recognized in Q1, issued in Q2	-	-	35,000,000	35,000	(35,000,000)	(3,500)	(31,500)	-	-
Net loss	-	-	-	-	-	-	-	(794,073)	(794,073)
Balance -June 30, 2024	12,000,000	$12,000	7,099,727,214	$7,099,727	557,375,000	$469,678	$53,599,261	$(75,739,547)	$(14,558,881)

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(1,035,346)	$(794,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in reserve for supplier advances for purchases	5,000	30,000
Net gain on settlement of debt and accrued expense	(53,526)	(13,920)
Depreciation	5,308	3,720
Stock-based compensation	1,667	-
Amortization of convertible notes receivable discount	(3,750)	(3,450)
Change in fair value of convertible notes and derivatives	302,687	122,990
Amortization of loan discount	126,085	75,560
Amortization of operating lease right-of-use assets	44,462	41,035
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,469)	(160)
Increase in accounts receivable - related party, net	(3,655)	-
Decrease in inventory	9,038	6,284
Increase in other receivable	(100,000)	(33,000)
Increase in prepaid expenses and other current assets	(102,500)	(34,000)
(Decrease) increase in accounts payable	(8,678)	107,458
Increase in accrued expenses	66,402	129,936
Increase in accrued payroll due to officers	99,291	131,097
Increase in due to a related party	9,584	-
Decrease in deferred revenue - related party	-	(5,569)
Increase in accrued interest to related parties	1,798	12,287
Decrease in operating lease obligations	(45,774)	(41,017)
Net cash used in operating activities	(693,376)	(264,822)

Cash flows from investing activities:
Purchase of property and equipment	(26,052)	-
Convertible notes receivable advances	(25,000)	(1,000)
Net cash used in investing activities	(51,052)	(1,000)

Cash flows from financing activities:
Loans from officer	290,258	257,779
Repayment of officer loans	(145,352)	(63,876)
Proceeds from convertible notes	810,056	174,000
Repayment of convertible notes	(28,000)	(10,321)
Advances from other notes payable	-	69,840
Repayments of other notes payable	(139,912)	(161,600)
Net cash provided by financing activities	787,050	265,822

Net change in cash	42,622	-

Cash - beginning of period	36,447	-

Cash - end of period	$79,069	$-

Supplemental Cash Flow Information:
Cash paid for interest	$46,222	$23,052
Cash paid for income taxes	$-	$-

Non Cash Financing and Investing:
Common stock issued for debt modification and penalty	$-	$3,500
Sale of Stemsation shares for which proceeds were receivable at period end	$-	$17,600
Reclassification of convertible notes payable to due to officers	$-	$253,000
Reclassification of other receivable to convertible notes receivable	$-	$33,000

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

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

Liquidity and Going Concern

Our Unaudited Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $77,266,483 at June 30, 2025. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $15,888,753 and a stockholders’ deficit of $15,833,260 at June 30, 2025.

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. No allowance for doubtful accounts is deemed to be required at June 30, 2025 and December 31, 2024.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. We classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of sales. We performed an evaluation of our inventory and related accounts at June 30, 2025 and December 31, 2024, and determined no reserves were necessary.

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

Cash and cash equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits of $250,000. For the purpose of the condensed consolidated statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of June 30, 2025 and December 31, 2024, the cash balance is $79,069 and $36,447, respectively.

Concentration of Credit Risk

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. For the three and six months ended June 30, 2025, sales to Avini Health (“Avini”), a related party, accounted for approximately 31% and 32% of total revenues, respectively. For the three and six months ended June 30, 2024, the same customer accounted for approximately 42% and 44% of total revenues, respectively. As of June 30, 2025 and December 31, 2024, 69% and 100% of accounts receivable from unrelated parties consisted of reserves due from a single payment processor.

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

Income Taxes

The Company recorded no income tax expense for the three and six months ended June 30, 2025 and 2024 because the estimated annual effective tax rate was zero. The Company applies the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, as well as for net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of June 30, 2025 and December 31, 2024, the Company continues to maintain a full valuation allowance against its net deferred tax assets due to a history of operating losses and the uncertainty regarding the Company’s ability to generate sufficient future taxable income to realize such assets. The Company’s federal and state income tax returns for 2021 to 2024 have not yet been filed as of June 30, 2025.

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

	Three Months Ended
	June 30,
	2025	2024
Basic and diluted numerator:

Net income (loss) - basic	$369,577	$(367,139)

Effect of dilutive securities:
Change in fair value of convertible notes	43,339	-
Interest on convertible debt	53,084	-
Net income (loss) - diluted	$466,000	$(367,139)

Basic and diluted denominator:

Weighted-average common shares outstanding - basic	7,743,036,280	7,657,102,214

Effect of dilutive securities:
Convertible debt	29,984,749,872	-
Weighted-average common shares outstanding - diluted (1)	37,727,786,152	7,657,102,214

Net income (loss) per share - basic and diluted	$0.00	$(0.00)

(1)	Includes potential common shares that are in excess of authorized shares.

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because for the three months ended June 30, 2024, the effect of including these potential shares was antidilutive due to a net loss:

	June 30, 2025	June 30, 2024
Convertible notes payable at fair value	-	19,537,028,972
Convertible notes payable	-	6,979,649,502
Total	-	26,516,678,474

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because for the six months ended June 30, 2025 and 2024, the effect of including these potential shares was antidilutive due to a net loss:

	June 30, 2025	June 30, 2024
Convertible notes payable at fair value	21,277,479,346	19,537,028,972
Convertible notes payable	9,245,162,386	6,979,649,502
Total	30,522,641,732	26,516,678,474

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

Not Yet Effective Pronouncements

The Company has evaluated the impact of the following recently issued accounting standards, which have not yet been adopted as of June 30, 2025:

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

All other newly issued accounting pronouncements that are not yet effective have been deemed either immaterial or not applicable.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the condensed consolidated financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at June 30, 2025 and December 31, 2024:

	Fair Value Measurements at June 30, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$924,516	$-	$924,516	$-
Convertible notes at fair value	$2,127,748	$-	$-	$2,127,748

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$708,115	$-	$708,115	$-
Convertible notes at fair value	$2,041,464	$-	$-	$2,041,464

We valued derivative liabilities using the number of potential convertible shares for convertible notes with fixed conversion price that are recorded at amortized cost times the closing stock price of our restricted common stock at June 30, 2025. These derivative liabilities are recorded due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit and the equity environment is tainted, and therefore all convertible debt should be accounted for as liabilities.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at June 30, 2025 and December 31, 2024:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
June 30, 2025	$663,529	8%-10%	19%-24%	N/A	$0.00005-$0.00006	50%-60%	3 to 25 Days
December 31, 2024	$663,529	8%-10%	19%-24%	N/A	$0.00005-$0.00006	50%-60%	3 to 25 Days

Using the stated assumptions summarized in the table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2025 and the year ended December 31, 2024:

Description	June 30, 2025	December 31, 2024
Beginning balance	$2,041,464	$1,867,421
Loss from change in fair value (1)	86,284	174,043
Ending balance	$2,127,748	$2,041,464

(1)	The losses related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying unaudited condensed consolidated statements of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At June 30, 2025 and December 31, 2024, inventories were as follows:

	June 30, 2025	December 31, 2024
Raw Materials	$114,670	$125,170
Finished Goods	8,658	7,196
Total Inventories	123,328	132,366
Less: Long-term inventory	(107,670)	(114,670)
Current portion	$15,658	$17,696

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Furniture and fixtures	$29,787	$20,805
Lab equipment	54,274	37,204
Total	84,061	58,009
Less: Accumulated depreciation	(52,915)	(47,607)
Property and equipment, net	$31,146	$10,402

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At June 30, 2025, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the three-months ended June 30, 2025 and 2024 was $3,163 and $1,860, respectively. Depreciation expense for the six-months ended June 30, 2025 and 2024 was $5,308 and $3,720, respectively.

5. DUE TO/FROM OFFICERS

At June 30, 2025 and December 31, 2024, the balance due to Rik Deitsch, the Company’s former CEO, and the companies majority owned and controlled by him (collectively referred to as “Due to Officer”) in the aggregate is $1,131,833 and $986,264, respectively. The balance is unsecured. A portion of the balance accrues interest at 4% per annum, while the remaining portion is non-interest bearing and relates to amounts due to companies majority owned and controlled by him. Accrued interest is included in the “Due to officer” balance on the accompanying condensed consolidated balance sheets.

During the six months ended June 30, 2025, in the aggregate, we repaid $145,352 and were advanced $290,258. During the six months ended June 30, 2024, in the aggregate, we repaid $63,876 and were advanced $257,779.

Interest expense related to amounts due to the officer was $185 and $954 for the three months ended June 30, 2025 and 2024, respectively. Interest expense related to amounts due to the officer was $661 and $2,040 for the six months ended June 30, 2025 and 2024, respectively. The Company had fully reserved receivables from companies owned by him. The reserve was $177,261 as of June 30, 2025 and December 31, 2024.

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

6. DEBTS

Debts consist of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Notes payable – Unrelated third parties (Net of discount of $13,340 and $44,310, respectively) (1)	$1,140,455	$1,249,396
Convertible notes payable – Unrelated third parties (Net of discount of $170,228 and $11,010, respectively) (2)	5,841,855	4,964,684
Convertible notes payable, at fair value (3)	2,127,748	2,041,464
Other advances from an unrelated third party (4)	225,000	225,000
SBA notes payable (5)	149,169	149,169
Ending balances	9,484,227	8,629,713
Less: Long-term portion- SBA notes payable	(138,447)	(140,217)
Current portion	$9,345,780	$8,489,496

(1)	At June 30, 2025 and December 31, 2024, the balance of $1,140,455 and $1,249,396 net of discount of $13,340 and $44,310, respectively, consisted of the following loans:

●

In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The Notes carry interest at 12% annually and were originally due on the date that was six-months from the execution and funding of the note. The notes were convertible into shares of Company’s common stock at a conversion price of $0.008 per share. The total liability recorded prior to the settlement on May 19, 2025 was $178,526, consisting of $91,156 in principal and $87,370 in accrued interest. The Company entered into a settlement agreement for $125,000, resulting in a gain on settlement of $53,526, which was recognized during the three and six months ended June 30, 2025 within net gain (loss) on settlement of debt in the accompanying condensed unaudited consolidated statements of operations.

During the second quarter of 2025, the Company made repayments totaling $45,000, of which $33,844 was applied to accrued interest and $11,156 was applied to principal. As of June 30, 2025 and December 31, 2024, the outstanding principal balance was $80,000 and $91,156, respectively, and accrued interest was $0 and $84,671, respectively. The remaining balance was fully repaid in February 2026.

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. We signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011 (this includes a $25,000 penalty for non-payment). We repaid $25,000 during 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013, the debt of $281,772 reverted back to LPR and remains outstanding at June 30, 2025 and December 31, 2024.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge. The debt of $55,410 reverted back to University Centre West Ltd. and is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At June 30, 2025 and December 31, 2024, the accrued interest is $9,328 and $8,825, respectively.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At June 30, 2025 and December 31, 2024, the outstanding principal balance is $50,000 and accrued interest is $116,867 and $110,834, respectively.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At June 30, 2025 and December 31, 2024, the outstanding principal balance is $50,000 and accrued interest is $110,067 and $104,034, respectively.

●	A promissory note originally issued to an unrelated third party in August 2016 was restated in September 2019 in the amount of $333,543 bearing monthly interest at a rate of 2.0% and was due September 2020. The Note is in default and negotiation of settlement. At June 30, 2025 and December 31, 2024, the principal balance is $333,543, and the accrued interest is $471,407 and $431,159, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In March 2018, $15,000 of the principal balance of the note was assigned to an unrelated third party and is in negotiation of settlement. In February 2020, the remaining principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). At June 30, 2025 and December 31, 2024, the principal balance outstanding is $15,000, and the accrued interest is $1,371.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At June 30, 2025 and December 31, 2024, the accrued interest is $106,367 and $100,334, respectively.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At June 30, 2025 and December 31, 2024, the accrued interest is $10,181 and $9,552, respectively.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively, with the monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. The Company repaid an aggregate of $136,527 over the four years from 2018 through 2021. The portion of settlement of $130,401 was repaid in full as of March 31, 2021. At June 30, 2025 and December 31, 2024, the outstanding principal balance is $33,874 and is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At June 30, 2025 and December 31, 2024, the principal balance of the note is $50,000.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. During March 2020, $50,000 of the Note was settled for 125,000,000 shares with a fair value of $87,500. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. We repaid a total of $15,000 during 2022. At June 30, 2025 and December 31, 2024, the outstanding principal balance of the loan is $69,000, and is in default and negotiation of further settlement.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note is in default and in negotiation of settlement. The note was due in six months from the execution and funding of the note. At June 30, 2025 and December 31, 2024, the principal balance of the note is $18,000 and the accrued interest is $2,000. The accrued interest represents a one-time amount and no further interest is accruing on the note.

●	In October 2024, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $99,400 of the Company’s future receivables in exchange for total proceeds of $68,550, on a non-recourse basis. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $99,400 was collected. In connection with this transaction, the Company recorded a total debt discount of $30,850 related to loan origination fees and issuance costs, which is being amortized over the term of the agreement. Repayment of $19,449 was made during 2024, and repayment of $56,186 was made during the six months ended June 30, 2025. Amortization for the three and six months ended June 30, 2025 was $8,715 and $17,430, respectively. At June 30, 2025 and December 31, 2024, the principal balance, net of debt discount of $7,380 and $24,810, was $16,385 and $55,141, respectively.

●	On December 6, 2024, the Company received a $25,000 cash advance to address a temporary liquidity shortage. No formal loan agreement was executed, as the advance was intended to be repaid within the month. The repayment was made on January 3, 2025. The principal balance outstanding as of June 30, 2025 and December 31, 2024 was $0 and $25,000, respectively.

●	On December 31, 2024, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $68,500 of the Company’s future receivables in exchange for total proceeds of $49,000, on a non-recourse basis. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $68,500 was collected. In connection with this transaction, the Company recorded a total debt discount of $19,500 related to loan origination fees and issuance costs, which is being amortized over the term of the agreement. Repayment of $47,570 was made during the six months ended June 30, 2025. Amortization for the three and six months ended June 30, 2025 was $7,040 and $13,540. At June 30, 2025 and December 31, 2024, the principal balance, net of debt discount of $5,960 and $19,500, was $14,970 and $49,000, respectively.

(2)	At June 30, 2025 and December 31, 2024, the balance of $5,841,855 and $4,964,684 net of discount of $170,228 and $11,010, respectively, consisted of the following convertible loans:

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000 and a conversion option at $0.001 per share. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At June 30, 2025 and December 31, 2024, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to 14 unrelated third parties for a total of $525,150 with original issue discount of $44,150. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a fixed conversion price ranging from $0.0003 to $0.001 per share. During May 2019, we restated two convertible notes payable with additional original issuance discount of $6,400. The two restated notes were due in August 2020 and are in default. At June 30, 2025 and December 31, 2024, the outstanding principal balance of the notes issued in 2018 was $531,550.

●	During February 2019, the Company issued convertible notes payable totaling $55,000 with an original issuance discount of $5,000. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.0005 per share. During August and October 2020, the notes were amended to include additional original issuance discounts of $9,200 and were accompanied by the issuance of warrants. All warrants associated with these notes expired during 2022. The Notes are in default and negotiation of settlement.

●	During November 2019, we issued a convertible promissory note to an unrelated third party for $137,500 with original issuance discount of $12,500. The note was due nine months from the execution and funding of the notes. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price of $0.000275. The Note is in default and negotiation of settlement.

At June 30, 2025 and December 31, 2024, the outstanding principal balance of the notes issued in 2019 was $201,700.

●	During the year ended December 31, 2020, the Company issued convertible notes payable of $555,600 with an original issuance discount of $53,600. $287,400 of these notes were due in a year, and $268,200 of the Notes were due in six months from the execution and funding of each note. The notes are convertible into shares of the Company’s common stock at a fixed conversion price ranging from $0.0002 to $0.0008 per share. In May 2022, $16,500 of the notes issued in November 2020 were settled through the issuance of common stock. At June 30, 2025 and December 31, 2024, the outstanding principal balance of the notes issued in 2020 was $539,100. The notes are currently in default and under negotiation for settlement.

●	During 2021, we issued convertible promissory notes to unrelated third parties totaling $2,480,043 with original issuance discounts of $323,484. The Noteholders have the right to convert the notes into shares of Common Stock at a fixed conversion price ranging from $0.0003 to $0.002 per share. The notes were due one year from the execution and funding of the notes. On January 1, 2022, $228,563 of the Notes issued during January to April 2021 were amended to extend the due date to August 29, 2022. The notes are currently in default and under negotiation for settlement.

F-17

●

During August 2021, a promissory note of $166,926 was restated in the form of a convertible note at a fixed conversion price of $0.002 per share. The restated balance was $183,619 with an original issuance discount of $16,693 and was due February 2022. During February 2022, we issued 20,866,250 shares of common stock to satisfy the principal balance of $16,693. The remaining balance of $166,926 was further restated into a convertible note with a fixed conversion price of $0.002 per share, maturing in August 2022. In August 2022, the balance of $166,926 was further restated with an original issuance discount of $16,693 in the form of a convertible note at a fixed conversion price of $0.002 per share due February 2023. The note required us to repay $16,693 in cash by October 2022. We did not meet this repayment obligation. As a result, the convertible note amount increased to $200,312 (including $166,926, $16,693, and an original issuance discount of $16,693) with a fixed conversion price of $0.002 per share, due February 2023. The Company made a payment of $5,000, which was applied against accrued late payment penalties in 2023.

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

Amortization of debt discount for the three and six months ended June 30, 2025 was $8,625 and $16,875, respectively. Amortization for the three and six months ended June 30, 2024 was $7,500 and $12,500, respectively. The principal balance, net of unamortized debt discount of $20,125, was $244,375 as of June 30, 2025. The principal balance, net of unamortized debt discount of $2,500, was $227,500, as of December 31, 2024.

In February 2026, the note was further restated, with the principal balance of $264,500 subject to an additional 15% OID, while maintaining the same fixed conversion price of $0.0008 and personal guarantee.

●	During 2022, we issued convertible promissory notes to unrelated third parties totaling $874,000 with original issuance discounts of $114,000. The noteholders have the right to convert the notes into shares of common stock at fixed conversion prices ranging from $0.0005 to $0.0008 per share, and the notes were due one year from their respective execution and funding dates. The notes are currently in default and under negotiation for settlement.

●	During 2022, convertible promissory notes totaling $339,825 were amended to add additional original issuance discount for a total of $50,974 and extended maturity dates to July 2023. The notes are currently in default and under negotiation for settlement.

●	During 2022, the Company settled $143,000 of convertible promissory notes through stock issuances ($108,500) and cash. During 2023, the Company settled additional notes for $7,250 (conversion price $0.0008), recognizing a $350 loss, and repaid $11,500 of notes for $13,000 in cash.

●	During 2023, the Company amended convertible promissory notes totaling $197,025 to add aggregate original issuance discounts of $29,554, which extended the due dates by twelve months, to various dates in January, May, and July 2024. The notes are currently in default and under negotiation for settlement.

●	During 2023, the Company issued convertible promissory notes to unrelated third parties with a fixed conversion price of $0.0006 per share, totaling $146,338 with a combined original issuance discount of $19,088. Of these, $17,250 of the notes are under a personal guarantee. All notes were due one year from their respective execution and funding dates. The notes are currently in default and under negotiation for settlement.

●	During 2024, a convertible promissory note of $53,230 was amended to add an additional original issuance discount of $7,985. The note is currently in default and under negotiation for settlement.

●	During 2024, the Company issued convertible promissory notes to unrelated third parties with fixed conversion prices ranging from $0.0005 to $0.0006 per share and OID. The aggregate principal amount issued during 2024 was $263,350, with total OID of $34,350. The notes were due one year from their respective execution and funding dates. These notes are currently in default and under negotiation for settlement.

●	During the second quarter of 2024, the Company settled convertible promissory notes with an aggregate principal balance of $52,500, which had a conversion price of $0.002. As part of the settlement, the Company recognized a $7,500 loss on settlement of debt during the second quarter of 2024. Cash repayments related to these notes included $5,000 paid in the first quarter of 2023, $7,500 paid during the second quarter of 2024, and $15,000 paid in the third quarter of 2024, with the remaining balance repaid in installments through the fourth quarter of 2024 and the first quarter of 2025, and fully settled in the second quarter of 2025, for total cash repayments of $60,000.

●	During the third quarter of 2024, the Company settled convertible promissory notes of $11,500, which had a conversion price of $0.0006. The Company completed repayment in the first quarter of 2025, with $11,500 in cash repayments.

●	During the first quarter of 2025, the Company issued convertible promissory notes to unrelated third parties for $541,139 with original issuance discount of $70,583. In connection with the issuance of the notes, we paid 10% of the proceeds to a third party, which has been recorded as a debt discount. The noteholders have the option to convert the outstanding principal into shares of Common Stock at a conversion price of $0.0005 per share. Both the original issue discount and the issuance-related costs are being amortized over the term of the note. The notes were due one year from the execution and funding of the notes. These notes are currently in default and under negotiation for settlement.

●	During the second quarter 2025, an aggregate of $385,000 has been funded pursuant to two convertible promissory notes originated in February and June 2025 to an unrelated third party for a total commitment of up to $855,000, to be funded in tranches. The notes carry an original issue discount of 15%, applied at the time of funding for each tranche. Each tranche matures one year from its respective execution and funding date. The noteholder has the option to convert the outstanding principal into shares of Common Stock at a conversion price of $0.0005 per share. If any tranches are missed or delayed by more than 10 business days, the fixed conversion price will be adjusted to $0.0008 per share for any missed tranche as a penalty. During the second quarter of 2025, $75,000 of proceeds was received after the required funding date; accordingly, the conversion price for such amount was adjusted to $0.0008 per share. In connection with the issuance of the notes, we paid 10% of the proceeds to a third party, which has been recorded as a debt discount. Both the original issue discount and the issuance-related costs are being amortized over the term of each tranche.

●	During April and May 2025, we issued convertible promissory notes to unrelated third parties for a total of $46,000 with original issuance discount of $6,000. The Noteholders have the right to convert the notes into shares of Common Stock at a fixed conversion price of $0.0007 per share. The notes are due one year from the execution and funding of the notes.

●	The total discount amortization on all notes for the three months ended June 30, 2025 and 2024 was $53,084 and $23,102, respectively. The total discount amortization on all notes for the six months ended June 30, 2025 and 2024 was $95,116 and $41,630, respectively. At June 30, 2025 and December 31, 2024, the carrying value of the notes was $5,841,855 and $4,964,684, net of unamortized discounts of $170,228 and $11,010, respectively.

●	At June 30, 2025, $4,654,443 of the above mentioned convertible notes payable are in default and negotiation of settlement. At the date of this report, $5,404,855 of the notes remain in default and in negotiation of settlement.

(3)	At June 30, 2025 and December 31, 2024, the balance of $2,127,748 and $2,041,464, respectively, consisted of the following convertible loans:

●	The balance of $20,000 of a Convertible Note originated in March 2016 is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. We have accrued interest at a default interest rate of 20% after the note’s maturity date. At June 30, 2025 and December 31, 2024, the convertible notes payable with principal balance of $20,000 plus accrued interest of $35,361 and $33,350 at fair value, were recorded at $100,657 and $96,998, respectively. The Note is in default and negotiation of settlement.

●	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note was due on May 4, 2018. The Note holder has the right to convert the note into shares of Common Stock at sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. We have accrued interest at a default interest rate of 19% after the note’s maturity date. After prior conversions, at June 30, 2025 and December 31, 2024, the remaining principal of $12,629 plus accrued interest of $23,674 and $22,411, respectively, at fair value, was recorded at $60,505 and $58,401, respectively. The remaining principal balance of the Note is in default.

●	During October 2020, we issued a Convertible Debenture in the amount of $250,000 to an unrelated third party. The note was due in October 2021. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. Upon default, we increased the outstanding principal by 10% and began accruing interest at the default rate of 24% from the note’s maturity date. At June 30, 2025 and December 31, 2024, the convertible note payable with principal balance of $275,000 plus accrued interest of $263,386 and $230,657, respectively, at fair value, were recorded at $1,076,773 and $1,011,315. The Note is in default and negotiation of settlement.

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party, and during August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. Both notes carry interest at 8% and were due one year from issuance, unless previously converted into shares of restricted common stock. Following maturity, we accrued interest at the default rate of 24%. The noteholders have the right to convert the notes into shares of common stock at fifty-five percent of the average of the three lowest trading prices of our restricted common stock for the fifteen trading days including the date of receipt of the conversion notice. At June 30, 2025 and December 31, 2024, the combined convertible notes payable plus accrued interest of $104,907 and $96,622, respectively, were recorded at fair value of $318,013 and $302,950. The Note is in default and negotiation of settlement.

●	During January 2019, we issued a convertible debenture in the amount of $75,900 to an unrelated third party in connection with the restatement of a previously issued non-convertible note. The note was due in one year from the restatement date of the note. During November 2020, the Note holder assigned $20,000 of the $75,900 convertible note in January 2019 to a third party. The Noteholder has the right to convert the note into shares of common stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. At June 30, 2025 and December 31, 2024, the remaining convertible note payable of $55,900, at fair value, was recorded at $111,800. The note was due January 2020. The Note is in default and negotiation of settlement.

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. During October 2022, repayment of $10,000 was made. At June 30, 2025 and December 31, 2024, the convertible note payable with principal balance of $230,000, at fair value, was recorded at $460,000. The Note is in default and negotiation of settlement.

(4)	At June 30, 2025 and December 31, 2024, the balance of $225,000 consisted of the advances received from a third party during the periods from May 2019 through May 2020 in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold.

(5)	During June 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”) considering the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, in the amount of $731 commenced in February 2023. The balance of principal and interest is payable over a 360-month period from the date of the SBA Loan Agreement. The SBA requires that the Company collateralize the loan to the maximum extent up to the loan amount. If business fixed assets do not “fully secure” the loan the lender may include trading assets (using 10% of current book value for the calculation), and must take available equity in the personal real estate (residential and investment) of the principals as collateral. During 2023, total repayments of $10,234 were made and applied to accrued interest. During 2024, total repayment of $4,386 were made and $3,655 of it was applied to accrued interest. The outstanding balance for the EIDL loan at June 30, 2025 and December 31, 2024 is $149,169. The accrued interest as of June 30, 2025 and December 31, 2024 loan is $14,701 and $11,889, respectively. Interest expense was $1,406 for each of the three months ended June 30, 2025 and 2024, and $2,812 for each of the six months ended June 30, 2025 and 2024.

At June 30, 2025, the future minimum principal payments for all debts are as follows:

June 30,	Amount
2026	$9,345,780
2027	3,639
2028	3,777
2029	3,922
2030	4,071
Thereafter	123,038
$9,484,227
Less: Long-term portion SBA notes payable	(138,447)
Current portion	$9,345,780

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

Common Stock Issued for Services

On May 1, 2025, the Company entered into a consulting agreement for services. Pursuant to the agreement, the Company agreed to issue up to 300,000,000 shares of restricted common stock as compensation over an initial 12-month service period, including an initial issuance of 100,000,000 shares upon execution and monthly issuances of 20,000,000 shares beginning July 1, 2025. The initial 100,000,000 shares were valued at $10,000.

For the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $1,667 related to this agreement. The remaining unrecognized compensation cost of $8,333 is expected to be recognized over the remaining service period (See Note 9).

As of the date of this report, no shares have been issued by the transfer agent; however, the Company has recorded the shares as common stock to be issued and recognized the related compensation expense.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
Accrued consulting fees	$311,400	$291,400
Accrued settlement expenses (1)	680,235	680,235
Accrued payroll taxes	279,237	263,859
Accrued interest	842,289	864,670
Accrued others	2,792	2,913
Total	$2,115,953	$2,103,077

(1)	On August 28, 2024, the U.S. District Court for the Eastern District of New York entered a final consent judgment against the Company, enjoining it from violating certain provisions of the federal securities laws and ordering disgorgement and civil monetary penalties. The Court entered a final consent judgment in which it was ordered to pay $520,940 in disgorgement and $59,295 in prejudgment interest thereon, as well as $100,000 in civil penalties. As of June 30, 2025 and December 31, 2024, the Company had accrued a total legal settlement amount of $680,235 (See Note 11 and Note 15).

9. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	June 30, 2025	December 31, 2024
Supplier advances for venom	$406,472	$401,472
Reserve for supplier advances	(406,472)	(401,472)
Net supplier advances	-	-
Prepaid stock based compensation (see Note 7)	8,333
Prepaid professional fees	127,499	29,999
Total	$135,832	$29,999

We performed an evaluation of our supplier advances for venom at June 30, 2025 and December 31, 2024, and determined full reserves were necessary. The Company recorded increases to the reserve of $0 and $15,000 for the three months ended June 30, 2025 and 2024, respectively. The Company recorded increases to the reserve of $5,000 and $30,000 for the six months ended June 30, 2025 and 2024, respectively.

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

Between July and November 2023, $103,916 of the $264,000 settlement was converted into 59,043,425 shares, as summarized in the table below. The remaining $160,084 of the settlement was recorded as a settlement receivable in the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 and is expected to be converted in subsequent periods.

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

In March 2024, the Company sold an additional 10,000,000 shares for $17,600, the proceeds of which remained outstanding as of December 31, 2024. As a result, the total receivable balance was $52,800 at June 30, 2025 and December 31, 2024. The remaining 10,000,000 shares converted in November 2023, valued at $17,600, were recorded as an investment in StemSation stock as of June 30, 2025 and December 31, 2024 at cost. Management believes the carrying values approximate fair value based on the expected recovery pursuant to the Stock Purchase Agreement covering a total of 150,000,000 shares.

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

During May 2025, we purchased a convertible note for $28,750, with original issuance discount of $3,750. The note is convertible into common shares for $0.005 per common share and matures in one year from the funding of the note.

Convertible notes receivable were $30,500 and $1,750 as of June 30, 2025 and December 31, 2024. Amortization of convertible notes receivable recognized as other income totaled $3,750 for the three and six months ended June 30, 2025, compared to $3,150 and $3,450 for the three and six months ended June 30, 2024, respectively. They are recognized as other income in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

ReceptoPharm leases a lab. In October 2022, we signed another lease extension, covering the period from January 1, 2023, to December 31, 2025, with monthly payments of $7,700 and an annual 4% increase. The Company did not renew the lease upon its expiration on December 31, 2025.

For the six months ended June 30, 2025 and 2024, the Company’s lease cost and related cash flow information were as follows:

	June 30,	June 30,
	2025	2024
Lease cost
Operating lease cost	$52,650	$58,518
Short-term lease cost	-	-
Total lease cost	$52,650	$58,518

Supplemental cash flow information related to leases were as follows:
Cash paid for amounts included in the measurement of operating lease liabilities	$53,962	$37,500

As of June 30, 2025 and December 31, 2024, the Company’s operating lease right-of-use assets and related lease liabilities were as follows:

	June 30,	December 31,
	2025	2024
Balance sheet information
Operating ROU Assets	$251,951	$251,951
Less accumulated amortization	(205,630)	(161,168)
Operating ROU Assets, net	$46,321	$90,783

Operating lease obligations, current portion	$47,637	$93,411
Operating lease obligations, non-current portion	-	-

Total operating lease obligations	$47,637	$93,411

Weighted average remaining lease term (in years) – operating leases	0.50	1
Weighted average discount rate-operating leases	8%	8%

The Company subleases a portion of its leased facility under month-to-month arrangements. Sublease rental income is recorded as a reduction of general and administrative expenses in the condensed consolidated statements of operations, as the amounts represent recoveries of operating costs rather than revenues from the Company’s primary business activities. The sublease arrangements are short-term and operate on a month-to-month basis. Total sublease rental income was $30,000 and $60,000 for three and six months ended June 30, 2025, respectively, and $30,000 and $33,000 for the three and six months ended June 30, 2024, respectively.

Consulting Agreements

During July 2015, we signed an agreement with a company to provide consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of June 30, 2025. As of June 30, 2025 and December 31, 2024 we have accrued $142,500 in accrued expenses on the accompanying condensed consolidated balance sheets.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of June 30, 2025 and December 31, 2024, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

During September 2022, the Company renewed its consulting agreement with an external consultant for a three-year term, providing for monthly compensation of $10,000. In September 2025, the agreement was further renewed for an additional one-year term through September 2026. Consulting expenses totaled $30,000 and $60,000 for the three and six months ended June 30, 2025, respectively, compared to the same amounts for the corresponding periods in 2024, and are included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, accrued consulting fees payable to this external consultant totaled $149,350 and $129,350, respectively, and are included in accrued expense on the accompanying unaudited condensed consolidated balance sheets.

On January 1, 2025, the Company entered into an Agent and Representation Agreement with an external consulting company pursuant to which the agent will solicit prospective commercial and contract manufacturing clients on behalf of the Company. Under the agreement, the Company is obligated to pay referral commissions to the agent for clients introduced by the agent who purchase the Company’s products or services. The agreement required an initial payment of $20,000 related to certain introduced clients, which was paid during the first quarter of 2025, and provides for additional commissions for the life of each referred client account, subject to the terms and conditions of the agreement. Consulting expenses of $10,000 and $30,000 were recorded during the three and six months ended June 30, 2025, respectively, within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

On May 1, 2025, the Company entered into a consulting agreement for services. Pursuant to the agreement, the Company agreed to issue up to 300,000,000 shares of restricted common stock as compensation over an initial 12-month service period, including an initial issuance of 100,000,000 shares upon execution and monthly issuances of 20,000,000 shares beginning July 1, 2025. The initial 100,000,000 shares were valued at $10,000. For the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $1,667 related to this agreement, within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The remaining unrecognized compensation cost of $8,333 is expected to be recognized over the remaining service period (See Note 7 and Note 9).

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

As of June 30, 2025 and December 31, 2024, the Company had an outstanding principal balance of $80,000 and $91,156, respectively, and accrued interest of $0 and $84,671, respectively (see Note 6). Prior to the settlement, the total recorded liability was $178,526, consisting of $91,156 in principal and $87,370 in accrued interest. The settlement resulted in a gain of $53,526, which was recognized during the three months ended June 30, 2025. Payments totaling $90,000 were made during the period from June through February 2026.

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

In July 2024, a final judgment was issued, ordering the defendant to pay $520,940 in disgorgement, $59,295 in prejudgment interest, and a $100,000 civil penalty. As of June 30, 2025 and December 31, 2024, the Company had accrued a total legal settlement amount of $680,235 (See Note 8).

Settlement

In January 2026, the Company entered into a settlement agreement with a counterparty in connection with a dispute arising in the ordinary course of business (See Note 15). As part of the settlement, the outstanding notes, with an aggregate carrying value of approximately $175,000, were cancelled and extinguished in exchange for (i) $20,000 in cash, payable in four monthly installments, and (ii) 60,000,000 shares of the Company’s common stock.

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

For the three and six months ended June 30, 2025, sales to a related party, accounted for approximately 31% and 32% of total revenues, respectively. For the three and six months ended June 30, 2024, the same related party accounted for approximately 42% and 44% of total revenues, respectively. These sales are included within the Company’s single reportable operating segment. See Note 13 – Related Party Transactions for additional information.

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

As of June 30, 2025 and December 31, 2024, the Company recorded accounts receivable from related party of $9,455 and $5,800, respectively, related to Avini product sales in June 2025 and December 2024, respectively.

During early 2025, Avini purchased certain raw materials on behalf of the Company for use in the manufacture of private label products. As of June 30, 2025, $9,584 was included in due to a related party in the accompanying condensed consolidated balance sheet related to such purchases. Subsequent to June 30, 2025, the Company repaid Avini in full in settlement of amounts owed for prior raw material purchases. As of the date of this filing, no amounts remain outstanding related to these purchases.

During the first quarter of 2024, the Company reclassified a portion of previously issued convertible debts for a total of $253,000 to due to officers upon the appointment of Michael Flax as the Chief Executive Officer of the Company.

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. The Company paid $65,000 of accrued interest during 2021 and 2022, including $10,000 settled through the issuance of 12,500,000 shares of common stock in a related-party transaction in 2021, and paid an additional $10,000 of accrued interest during the six months ended June 30, 2025. At June 30, 2025 and December 31, 2024, we owed this director accrued interest of $191,096 and $189,961, respectively.

As of June 30, 2025 and December 31, 2024, we had the following related party balances:

	June 30,	December 31,
	2025	2024
Account receivable – related party, net	$9,455	$5,800
Due to a related party	9,584	-
Due to officers (See Note 5)	1,384,833	1,239,264
Accrued payroll due to officers	1,740,845	1,641,554
Accrued interest to a related party	191,096	189,961
Additional paid in capital – related party debt forgiveness	-	240,557

For the three months ended June 30, 2025 and 2024, we had the following related party transactions:

	June 30, 2025	June 30, 2024
Net sales to a related party	$37,611	$36,759
Raw materials purchased from a related party	14,000	-
Other income	5,000	-
Interest expense to a related party	5,550	5,199

For the six months ended June 30, 2025 and 2024, we had the following related party transactions:

	June 30, 2025	June 30, 2024
Net sales to a related party	$74,031	$71,708
Raw materials purchased from a related party	27,000	-
Other income	5,000	-
Interest expense to a related party	11,135	10,247

The $5,000 recognized during the current quarter of 2025 relates to amounts received from a related party for the shared use of equipment.

These transactions were not conducted at arm’s length and therefore may not reflect the terms that would have been agreed to with an unrelated third party.

14. RESEARCH SERVICES AGREEMENT WITH STEMSATION

On July 1, 2024, the Company entered into a one-year Research Services Agreement with StemSation to provide research and development services related to certain StemSation technologies. Under the agreement, the Company was entitled to receive $200,000 for services, payable upon execution and as requested. Revenue was recognized ratably at $50,000 per quarter over the original contractual term. The agreement was terminated effective March 31, 2025. The Company recognized no other income related to this agreement during the three months ended June 30, 2025. The Company recognized $50,000 of other income during the three months ended March 31, 2025, which is included in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2025. The $50,000 amount was included in other receivables as of June 30, 2025 on the condensed consolidated balance sheets.

15. SUBSEQUENT EVENTS

Consulting Agreement

In September 2025, the Company renewed its consulting agreement with an external consultant for an additional one-year term through September 2026. The agreement continues to provide for monthly compensation of $10,000.

Convertible Promissory Notes

During August 2025, $37,500 has been funded pursuant to a convertible promissory note originated in June 2025 to an unrelated third party for a commitment of up to $600,000, to be funded in tranches. The note carries an original issue discount of 15% and matures one year from its funding date. The noteholder has the option to convert the outstanding principal into shares of Common Stock at a conversion price of $0.0005 per share. If any tranches are missed or delayed by more than 10 business days, the fixed conversion price will be adjusted to $0.0008 per share for any missed tranche as a penalty. $37,500 was received after the required funding date; accordingly, the conversion price for such amount was adjusted to $0.0008 per share. In connection with the issuance of the notes, we paid 10% of the proceeds to a third party, which has been recorded as a debt discount. Both the original issue discount and the issuance-related costs are being amortized over the term of each tranche.

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

Debt Settlement and Stock Issuance

In January 2026, the Company entered into a settlement agreement with the holder of certain promissory notes originally issued in 2021 and 2022. As of the settlement date, the aggregate carrying value of the outstanding debt was approximately $175,000, which included an original issuance discount of $25,000. Pursuant to the settlement, all outstanding notes were cancelled and extinguished. In exchange, the Company agreed to (i) pay $20,000 in cash, payable in four monthly installments of $5,000, and (ii) issue 60,000,000 shares of the Company’s common stock. The Company made the first two installment payments totaling $10,000 in January and February 2026, and the remaining installment payments are scheduled through April 2026. The common shares issued in connection with the settlement were valued based on the Company’s trading price of $0.0002 per share, resulting in an aggregate fair value of approximately $12,000. We will recognize a gain on debt settlement equal to the excess of the carrying amount of the debt over the fair value of the consideration transferred upon completion of the final installment payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the six months ended June 30, 2025 has focused upon marketing our homeopathic drugs for the treatment of pain:

●	Nyloxin (Stage 2 Pain)
●	Nyloxin Extra Strength (Stage 3 Pain)
●	Pet Pain–Away
●	Equine Pain–Away
●	Luxury Feet

During the six months ended June 30, 2025 and thereafter, the following has occurred:

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

Critical Accounting Policies and Estimates

Our condensed consolidated unaudited financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 17, 2026. We evaluated the applicability of ASU No. 2023-07, Codification Improvements to Segment Reporting (Topic 280) (“ASU 2023-07”), which provides clarifications and improvements to the existing segment reporting requirements. The adoption resulted in expanded segment disclosures; however, it did not have a material impact. Accordingly, there were no material changes to our accounting policies during the three and six months ended June 30, 2025.

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

Results of Operations – Comparison of Three-Month Periods Ended June 30, 2025 and 2024

Net sales to unrelated customers were $84,532 for the three months ended June 30, 2025, compared to $51,710 for the same period in 2024—an increase of $32,822, or approximately 63.47%. The increase was driven by higher private label customer order volumes and the timing of orders during the current quarter.

Net sales to a related party, Avini Health (Avini), were $37,611 for the three months ended June 30, 2025, compared to $36,759 for the same period in 2024—a slight increase of $852, or approximately 2.32%. Sales to a related party during the current quarter remained comparable to the prior-year period.

Cost of sales for the three–month period ended June 30, 2025 is $46,515 compared to $18,624 for the three–month period June 30, 2024. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the three–month period ended June 30, 2025 is $75,628 or 61.9% compared to $54,845 or 62.0% for the three–month period ended June 30, 2024. This gross margin includes reserves of $0 in the current quarter and $15,000 in the prior-year quarter for undelivered venom and slow-moving inventory. Excluding the reserve, gross margin for the current quarter (61.9%) would be lower compared to the prior-year period (78.9%), with the variance primarily attributable to higher manufacturing costs related to private label product sales to unrelated parties.

Selling, general and administrative expenses increased by $91,819, or 33.5%, from $274,338 for the quarter ended June 30, 2024 to $366,157 for the quarter ended June 30, 2025. The increase was primarily attributable to higher consulting fees related to general business advisory services and professional fees incurred in connection with the Company’s resumption of SEC filing activities.

Other income was $8,750 and $3,150 for the three months ended June 30, 2025 and 2024, respectively. A portion of other income relates to the amortization of debt discounts on convertible notes receivable, which totaled $3,750 and $3,150 for the three months ended June 30, 2025 and 2024, respectively. The $5,000 recognized during the current quarter of 2025 relates to amounts received from a related party for the shared use of equipment.

Interest expense, including related party interest expense, increased $19,746 or 22.68%, from $87,046 for the quarter ended June 30, 2024 to $106,792 for the quarter ended June 30, 2025. This increase was primarily due to the increase in amortization of loan discounts in the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024.

We carry certain of our debentures at fair value. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt is included in the value of the derivative liabilities. For the three months ended June 30, 2025 and 2024, the liability related to these hybrid instruments fluctuated, resulting in a gain of $704,622 and a loss of $56,250, respectively. Interest expense on these debentures is included in the change in fair value of convertible notes and derivatives in the accompanying unaudited condensed consolidated statements of operations.

Gain on settlement of debt and accrued expense for the three months ended June 30, 2025 was $53,526, compared to a loss of $7,500 for the corresponding period in 2024, primarily due to a gain recognized from a debt settlement executed during the current quarter.

As a result of the foregoing, our net loss decreased by $736,716 or 200.66%, from a net loss of $367,139 for the quarter ended June 30, 2024 to a net income of $369,577 for the quarter ended June 30, 2025.

Results of Operations – Comparison of Six-Month Periods Ended June 30, 2025 and 2024

Net sales to unrelated customers were $158,506 for the six months ended June 30, 2025, compared to $89,442 for the same period in 2024—an increase of $69,064, or approximately 77.22%. The increase reflects normal fluctuations in customer order volumes and the timing of orders during the six months period.

Net sales to a related party, Avini Health (Avini), were $74,031 for the six months ended June 30, 2025, compared to $71,708 for the same period in 2024—a slight increase of $2,323, or approximately 3.24%. Sale to a related party during the current six months period remained comparable to the prior-year period.

Cost of sales for the six–month period ended June 30, 2025 is $83,578 compared to $41,108 for the six–month period June 30, 2024. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Gross profit for the six months ended June 30, 2025 was $143,959, or 61.91%, compared to $90,042, or 55.87%, for the comparable period in 2024. Gross profit for both periods includes inventory reserves of $5,000 in the current six-month period and $30,000 in the prior-year period related to undelivered venom and slow-moving inventory. Excluding these reserves, gross margin for the six months ended June 30, 2025 would have been approximately 64.1%, compared to 74.5% for the prior-year period. The decrease in adjusted gross margin is primarily attributable to higher manufacturing costs associated with private label product sales to unrelated parties.

Selling, general and administrative expenses increased by $179,463, or 29.67%, from $604,844 for the six months ended June 30, 2024 to $784,307 for the six months ended June 30, 2025. The increase was primarily attributable to higher consulting fees related to general business advisory services and professional fees incurred in connection with the Company’s resumption of SEC filing activities.

Other income totaled $58,750 and $3,450 for the six months ended June 30, 2025 and 2024, respectively. Amounts attributable to the amortization of debt discounts on convertible notes receivable were $3,750 and $3,450 for the six months ended June 30, 2025 and 2024, respectively. The increase in other income for the 2025 period was primarily driven by $50,000 recognized in the first quarter of 2025 under a short-term research and development services contract. The remaining $5,000 relates to a one-time related-party reimbursement for shared equipment usage recognized in the second quarter of 2025.

Interest expense, including related party interest expense, increased $30,936 or 17.8%, from $173,651 for the six months ended June 30, 2024 to $204,587 for the six months ended June 30, 2025. This increase was primarily due to the increase in amortization of loan discounts in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

We carry certain of our debentures and common stock warrants at fair value. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt, options and warrants are included in the value of the derivative liabilities. For the six months ended June 30, 2025 and 2024, the liability related to these hybrid instruments fluctuated, resulting in a loss of $302,687 and $122,990, respectively. Interest expense on these debentures is included in the change in fair value of convertible notes and derivatives in the accompanying unaudited condensed consolidated statements of operations.

Gain on settlement of debt and accrued expenses for the six months ended June 30, 2025 was $53,526, compared to a gain of $13,920 for the corresponding period in 2024. The higher gain in 2025 was primarily attributable to a debt settlement executed during the current period. In contrast, the gain recognized in the 2024 period primarily resulted from settlements through the issuance of common stock in the first quarter of 2024, with the amount of gain influenced by fluctuations in the Company’s stock price.

As a result of the foregoing, our net loss increased by $241,273 or 30.38%, from net loss of $794,073 for the six months ended June 30, 2024 to a net loss of $1,035,346 for the six months ended June 30, 2025.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended June 30, 2025, we have an accumulated deficit of $77,266,483 at June 30, 2025. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $15,888,753 and a stockholders’ deficit of $15,833,260 at June 30, 2025.

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

Current operations are primarily being funded through a combination of product sales, promissory notes and convertible notes. During the six months ended June 30, 2025, we raised $810,056 through the issuance of convertible notes.

As only a limited amount of proceeds from these funds remains, the Company will require additional capital to manufacture Nyloxin and Pet Pain–Away and to reduce our debt level. We estimate that we will require approximately $1,200,000 to fund our existing operations over the next twelve months. These costs include: (i) compensation for six (6) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) general office expenses including rent and utilities; (iv) product liability insurance; and (v) outside legal and accounting services. These costs reflected in (i) – (v) do not include research and development costs or other costs associated with clinical studies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2025, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2025, as defined in Rule 13a–15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10–K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of June 30, 2025. In light of this, we performed additional post–closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or 15d–15 under the Exchange Act that occurred during the six months ended June 30, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. On November 1, 2018, the Company filed its Answer and Affirmative Defenses to the Complaint. The Company believes that this lawsuit is without merit. Moreover, the Company believes that it has a number of valid defenses to this claim. Among other things, the owner of CSA 8411, LLC violated the terms of a Binding Memorandum of Understanding by failing to invest in the Company and fraudulently inducing the Company to enter into the subject amended promissory note. Opposing counsel reached out to schedule mediation, and mediation was set for June 21, 2019 in Plantation, FL, however, the mediation was unsuccessful. Defendant also filed affirmative claims against the Plaintiff, its owner Dan Oran and several related entities. On May 19, 2025, the Company entered into a settlement agreement with the counterparty, under which the total obligation was resolved for $125,000. The settlement terms include an initial payment of $35,000 made on May 19, 2025, followed by nine monthly payments of $10,000 each. The agreement also provides that, in the event of a payment default not cured within five business days of written notice, the counterparty may seek entry of a consent judgment against the Company in the amount of $400,000, reduced by any amounts already paid under the settlement. The total liability recorded prior to the settlement on May 19, 2025 was $178,526, consisting of $91,156 in principal and $87,370 in accrued interest. The settlement resulted in a gain of $53,526, which was recognized during the second quarter of 2025.

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

In July 2024, a final judgment was issued, ordering the defendant to pay $520,940 in disgorgement, $59,295 in prejudgment interest, and a $100,000 civil penalty. As of June 30, 2025 and December 31, 2024, the Company had accrued a total legal settlement amount of $680,235.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During May 2025, the Company issued 100,000,000 shares of its common stock to a service provider pursuant to consulting agreement. These shares have been recorded as common stock to be issued as of June 30, 2025, as the transfer agent had not yet completed the issuance process.

Item 3. Defaults Upon Senior Securities

As of June 30, 2025, certain of the Company’s promissory notes and convertible promissory notes were in default. The Company is currently negotiating settlements with the respective noteholders. Additional information regarding these notes is included in Note 6 – Debt Notes to the condensed consolidated financial statements included in Part I of this report.

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

NUTRA PHARMA CORP.
Registrant

Dated: March 25, 2026	/s/ Michael Flax, DDS
Michael Flax, DDS
Chief Executive Officer/Chief Financial Officer

