Form 10-Q
period 2025-09-30
NUTRA PHARMA CORP
filed 2026-04-06
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

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

As of April 6, 2026, there were 7,159,727,214 shares of common stock and 12,000,000 shares of Series B preferred stock issued and outstanding.

2

Nutra Pharma Corp (“Nutra Pharma”) and its wholly owned subsidiaries, Designer Diagnostics Inc. and ReceptoPharm, Inc. (“ReceptoPharm”), are referred to herein as “we”, “our” or “us” (Designer Diagnostics Inc. has been inactive since June 2011, ReceptoPharm is individually referred to herein).

Forward Looking Statements

This Quarterly Report on Form 10–Q for the period ending September 30, 2025, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward–looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward–looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$3,603	$36,447
Accounts receivable	26,014	23,755
Accounts receivable - related party, net	18,984	5,800
Inventory, current portion	17,518	17,696
Other receivable	103,906	28,906
Convertible notes receivable, net of discount	30,500	1,750
Receivable from sale of Stemsation stocks	52,800	52,800
Investment in Stemsation stocks	17,600	17,600
Settlement receivables	160,084	160,084
Prepaid expenses and other current assets	114,097	29,999
Total current assets	545,106	374,837

Inventory, less current portion	104,170	114,670
Property and equipment, net	28,377	10,402
Operating lease right-of-use assets, net	23,397	90,783
Security deposit	8,803	8,803
Total assets	$709,853	$599,495

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$772,003	$802,314
Accrued expenses	2,174,870	2,103,077
Accrued payroll due to officers	1,793,965	1,641,554
Accrued interest to related parties	196,876	189,961
Due to officers	1,496,764	1,239,264
Derivative liabilities	929,332	708,115
Other debt, net of discount, current portion	9,523,598	8,480,544
SBA notes payable, current portion	11,619	8,952
Operating lease obligations, current portion	24,056	93,411
Total current liabilities	16,923,083	15,267,192

SBA notes payable, less current portion	137,550	140,217
Total liabilities	17,060,633	15,407,409

Commitments and Contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized and 12,000,000 Series B Preferred shares authorized, issued and outstanding	12,000	12,000
Common stock, $0.001 par value, 12,000,000,000 shares authorized; 7,099,727,214 shares issued and outstanding	7,099,727	7,099,727
Common stock to be issued	487,678	471,678
Additional paid-in capital	53,839,818	53,839,818
Accumulated deficit	(77,790,003)	(76,231,137)
Total stockholders’ deficit	(16,350,780)	(14,807,914)
Total liabilities and stockholders’ deficit	$709,853	$599,495

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Net sales	$70,242	$74,994	$228,748	$164,436
Net sales to a related party	28,462	34,476	102,493	106,184
Cost of sales	(34,128)	(23,777)	(117,706)	(64,885)
Reserve for supplier advances for purchases	-	(15,000)	(5,000)	(45,000)
Gross profit	64,576	70,693	208,535	160,735

Operating expenses:
Selling, general and administrative	420,652	255,445	1,204,959	860,289
Total operating expenses	420,652	255,445	1,204,959	860,289
Loss from operations	(356,076)	(184,752)	(996,424)	(699,554)

Other income (expenses)
Other income	-	50,000	58,750	53,450
Interest expense	(112,965)	(77,387)	(306,417)	(240,791)
Interest expense to related parties	(5,780)	(5,413)	(16,915)	(15,660)
Change in fair value of convertible notes and derivatives	(48,699)	(43,131)	(351,386)	(166,121)
Net gain on settlement of debt and accrued expense	-	-	53,526	13,920
Total other expenses, net	(167,444)	(75,931)	(562,442)	(355,202)
Loss before income taxes	(523,520)	(260,683)	(1,558,866)	(1,054,756)
Provision for income taxes	-	-	-	-
Net loss	$(523,520)	$(260,683)	$(1,558,866)	$(1,054,756)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic	7,816,232,649	7,657,102,214	7,745,966,683	7,652,503,674

Weighted average number of shares outstanding during the period - diluted	7,816,232,649	7,657,102,214	7,745,966,683	7,652,503,674

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

	Preferred Stock				Common Stock		Additional		Total
	Series B		Common Stock		to be issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -June 30, 2025	12,000,000	$12,000	7,099,727,214	$7,099,727	677,375,000	$481,678	$53,839,818	$(77,266,483)	$(15,833,260)

Common stock to be issued for stock based compensation	-	-	-	-	60,000,000	6,000	-	-	6,000
Net loss	-	-	-	-	-	-	-	(523,520)	(523,520)
Balance -September 30, 2025	12,000,000	$12,000	7,099,727,214	$7,099,727	737,375,000	$487,678	$53,839,818	$(77,790,003)	$(16,350,780)

	Preferred Stock				Common Stock		Additional		Total
	Series B		Common Stock		to be issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -June 30, 2024	12,000,000	$12,000	7,099,727,214	$7,099,727	557,375,000	$469,678	$53,599,261	$(75,739,547)	$(14,558,881)

Net loss	-	-	-	-	-	-	-	(260,683)	(260,683)
Balance -September 30, 2024	12,000,000	$12,000	7,099,727,214	$7,099,727	557,375,000	$469,678	$53,599,261	$(76,000,230)	$(14,819,564)

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine months ended September 30, 2025 and 2024

(Unaudited)

	Preferred Stock				Common Stock		Additional		Total
	Series B		Common Stock		to be issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2024	12,000,000	$12,000	7,099,727,214	$7,099,727	577,375,000	$471,678	$53,839,818	$(76,231,137)	$(14,807,914)

Common stock to be issued for stock based compensation	-	-	-	-	160,000,000	16,000	-	-	16,000
Net loss	-	-	-	-	-	-	-	(1,558,866)	(1,558,866)
Balance -September 30, 2025	12,000,000	$12,000	7,099,727,214	$7,099,727	737,375,000	$487,678	$53,839,818	$(77,790,003)	$(16,350,780)

	Preferred Stock				Common Stock		Additional		Total
	Series B		Common Stock		to be issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2023	12,000,000	$12,000	7,064,727,214	$7,064,727	557,375,000	$469,678	$53,630,761	$(74,945,474)	$(13,768,308)

Common stock issued for debt modification and penalty - recognized in Q1, issued in Q2	-	-	35,000,000	35,000	-	-	(31,500)	-	3,500
Net loss	-	-	-	-	-	-	-	(1,054,756)	(1,054,756)
Balance -September 30, 2024	12,000,000	$12,000	7,099,727,214	$7,099,727	557,375,000	$469,678	$53,599,261	$(76,000,230)	$(14,819,564)

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(1,558,866)	$(1,054,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in reserve for supplier advances for purchases	5,000	45,000
Net gain on settlement of debt and accrued expense	(53,526)	(13,920)
Depreciation	8,077	5,580
Stock-based compensation	10,167	-
Amortization of convertible notes receivable discount	(3,750)	(3,450)
Change in fair value of convertible notes and derivatives	351,386	166,121
Amortization of loan discount	207,368	109,964
Amortization of operating lease right-of-use assets	67,386	62,174
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,259)	(716)
Increase in accounts receivable - related party, net	(13,184)	-
Decrease in inventory	10,678	12,971
Increase in other receivable	(75,000)	(28,000)
Increase in prepaid expenses and other current assets	(83,265)	(45,000)
(Decrease) increase in accounts payable	(30,312)	79,740
Increase in accrued expenses	125,320	200,947
Increase in accrued payroll due to officers	152,411	207,097
Increase in deferred revenue	-	51,094
Increase in deferred revenue - related party	-	3,084
Increase in accrued interest to related parties	7,578	18,468
Decrease in operating lease obligations	(69,355)	(62,147)
Net cash used in operating activities	(944,146)	(245,749)

Cash flows from investing activities:
Purchase of property and equipment	(26,052)	-
Convertible notes receivable advances	(25,000)	(1,000)
Convertible notes receivable repayments	-	34,000
Net cash used in investing activities	(51,052)	33,000

Cash flows from financing activities:
Loans from officer	426,474	389,371
Repayment of officer loans	(169,637)	(142,429)
Proceeds from convertible notes	849,806	174,000
Repayment of convertible notes	(39,500)	(25,321)
Advances from other notes payable	112,650	69,840
Repayments of other notes payable	(217,439)	(252,712)
Net cash provided by financing activities	962,354	212,749

Net change in cash	(32,844)	-

Cash - beginning of period	36,447	-

Cash - end of period	$3,603	$-

Supplemental Cash Flow Information:
Cash paid for interest	$46,266	$32,371
Cash paid for income taxes	$-	$-

Non Cash Financing and Investing:
Common stock issued for debt modification and penalty	$-	$3,500
Sale of Stemsation shares for which proceeds were receivable at period end	$-	$17,600
Reclassification of convertible notes payable to due to officers	$-	$253,000
Reclassification of other receivable to convertible notes receivable	$-	$33,000

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

Liquidity and Going Concern

Our Unaudited Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $77,790,003 at September 30, 2025. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $16,377,977 and a stockholders’ deficit of $16,350,780 at September 30, 2025.

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. No allowance for doubtful accounts is deemed to be required at September 30, 2025 and December 31, 2024.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. We classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of sales. We performed an evaluation of our inventory and related accounts at September 30, 2025 and December 31, 2024, and determined no reserves were necessary.

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

Cash and cash equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits of $250,000. For the purpose of the condensed consolidated statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of September 30, 2025 and December 31, 2024, the cash balance is $3,603 and $36,447, respectively.

Concentration of Credit Risk

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. For the three and nine months ended September 30, 2025, sales to Avini Health (“Avini”), a related party, accounted for approximately 29% and 31% of total revenues, respectively. For the three and nine months ended September 30, 2024, the same customer accounted for approximately 31% and 39% of total revenues, respectively. As of September 30, 2025 and December 31, 2024, 100% of accounts receivable from unrelated parties consisted of reserves due from a single payment processor.

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

Income Taxes

The Company recorded no income tax expense for the three and nine months ended September 30, 2025 and 2024 because the estimated annual effective tax rate was zero. The Company applies the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, as well as for net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of September 30, 2025 and December 31, 2024, the Company continues to maintain a full valuation allowance against its net deferred tax assets due to a history of operating losses and the uncertainty regarding the Company’s ability to generate sufficient future taxable income to realize such assets. The Company’s federal and state income tax returns for 2021 to 2024 have not yet been filed as of September 30, 2025.

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

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because for the three and nine months ended September 30, 2025 and 2024, the effect of including these potential shares was antidilutive due to a net loss:

	September 30, 2025	September 30, 2024
Convertible notes payable at fair value	21,716,292,983	19,975,842,834
Convertible notes payable	9,293,318,636	6,972,149,502
Total	31,009,611,619	26,947,992,336

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

Not Yet Effective Pronouncements

The Company has evaluated the impact of the following recently issued accounting standards, which have not yet been adopted as of September 30, 2025:

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

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the condensed consolidated financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at September 30, 2025 and December 31, 2024:

	Fair Value Measurements at September 30, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$929,332	$-	$929,332	$-
Convertible notes at fair value	$2,171,633	$-	$-	$2,171,633

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$708,115	$-	$708,115	$-
Convertible notes at fair value	$2,041,464	$-	$-	$2,041,464

We valued derivative liabilities using the number of potential convertible shares for convertible notes with fixed conversion price that are recorded at amortized cost times the closing stock price of our restricted common stock at September 30, 2025 and December 31, 2024. These derivative liabilities are recorded due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit and the equity environment is tainted, and therefore all convertible debt should be accounted for as liabilities.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at September 30, 2025 and December 31, 2024:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
September 30, 2025	$663,529	8%-10%	19%-24%	N/A	$0.00005-$0.00006	50%-60%	3 to 25 Days
December 31, 2024	$663,529	8%-10%	19%-24%	N/A	$0.00005-$0.00006	50%-60%	3 to 25 Days

Using the stated assumptions summarized in the table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2025 and the year ended December 31, 2024:

Description	September 30, 2025	December 31, 2024
Beginning balance	$2,041,464	$1,867,421
Loss from change in fair value (1)	130,169	174,043
Ending balance	$2,171,633	$2,041,464

(1)	The losses related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying unaudited condensed consolidated statements of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At September 30, 2025 and December 31, 2024, inventories were as follows:

	September 30, 2025	December 31, 2024
Raw Materials	$114,670	$125,170
Finished Goods	7,018	7,196
Total Inventories	121,688	132,366
Less: Long-term inventory	(104,170)	(114,670)
Current portion	$17,518	$17,696

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Furniture and fixtures	$29,787	$20,805
Lab equipment	54,274	37,204
Total	84,061	58,009
Less: Accumulated depreciation	(55,684)	(47,607)
Property and equipment, net	$28,377	$10,402

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At September 30, 2025, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the three-months ended September 30, 2025 and 2024 was $2,769 and $1,860, respectively. Depreciation expense for the nine-months ended September 30, 2025 and 2024 was $8,077 and $5,580, respectively.

5. DUE TO/FROM OFFICERS

At September 30, 2025 and December 31, 2024, the balance due to Rik Deitsch, the Company’s former CEO, and the companies majority owned and controlled by him (collectively referred to as “Due to Officer”) in the aggregate is $1,243,764 and $986,264, respectively. As of September 30, 2025, the balance consisted solely of amounts due to companies majority owned and controlled by this officer, as all amounts previously due to the officer individually had been fully repaid as of that date. The balance is unsecured. A portion of the December 31, 2024 balance was accruing interest at 4% per annum until repaid in full. The remaining portion is non-interest bearing and relates to amounts due to companies majority owned and controlled by him. Accrued interest is included in the “Due to officer” balance on the accompanying condensed consolidated balance sheets.

During the nine months ended September 30, 2025, in the aggregate, we repaid $169,637 and were advanced $426,474. During the nine months ended September 30, 2024, in the aggregate, we repaid $142,429 and were advanced $389,371.

Interest expense related to amounts due to the officer was $0 and $768 for the three months ended September 30, 2025 and 2024, respectively. Interest expense related to amounts due to the officer was $661 and $2,808 for the nine months ended September 30, 2025 and 2024, respectively. The Company had fully reserved receivables from companies owned by him. The reserve was $177,261 as of September 30, 2025 and December 31, 2024.

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

6. DEBTS

Debts consist of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Notes payable – Unrelated third parties (Net of discount of $33,890 and $44,310, respectively) (1)	$1,189,578	$1,249,396
Convertible notes payable – Unrelated third parties (Net of discount of $113,221 and $11,010, respectively) (2)	5,937,387	4,964,684
Convertible notes payable, at fair value (3)	2,171,633	2,041,464
Other advances from an unrelated third party (4)	225,000	225,000
SBA notes payable (5)	149,169	149,169
Ending balances	9,672,767	8,629,713
Less: Long-term portion- SBA notes payable	(137,550)	(140,217)
Current portion	$9,535,217	$8,489,496

(1)	At September 30, 2025 and December 31, 2024, the balance of $1,189,578 and $1,249,396 net of discount of $33,890 and $44,310, respectively, consisted of the following loans:

●

In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The Notes carry interest at 12% annually and were originally due on the date that was six-months from the execution and funding of the note. The notes were convertible into shares of Company’s common stock at a conversion price of $0.008 per share. The total liability recorded prior to the settlement on May 19, 2025 was $178,526, consisting of $91,156 in principal and $87,370 in accrued interest. The Company entered into a settlement agreement for $125,000, resulting in a gain on settlement of $53,526, which was recognized during the second quarter of 2025 and is included in net gain on settlement of debt in the accompanying condensed unaudited consolidated statements of operations for the nine months ended September 30, 2025.

During the second and third quarter of 2025, the Company made repayments totaling $75,000, of which $33,844 was applied to accrued interest and $41,156 was applied to principal. As of September 30, 2025 and December 31, 2024, the outstanding principal balance was $50,000 and $91,156, respectively, and accrued interest was $0 and $84,671, respectively. The remaining balance was fully repaid in February 2026.

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. We signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011 (this includes a $25,000 penalty for non-payment). We repaid $25,000 during 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013, the debt of $281,772 reverted back to LPR and remains outstanding at September 30, 2025 and December 31, 2024.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge. The debt of $55,410 reverted back to University Centre West Ltd. and is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At September 30, 2025 and December 31, 2024, the accrued interest is $9,583 and $8,825, respectively.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At September 30, 2025 and December 31, 2024, the outstanding principal balance is $50,000 and accrued interest is $119,934 and $110,834, respectively.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At September 30, 2025 and December 31, 2024, the outstanding principal balance is $50,000 and accrued interest is $113,133 and $104,034, respectively.

●	A promissory note originally issued to an unrelated third party in August 2016 was restated in September 2019 in the amount of $333,543 bearing monthly interest at a rate of 2.0% and was due September 2020. The Note is in default and negotiation of settlement. At September 30, 2025 and December 31, 2024, the principal balance is $333,543, and the accrued interest is $491,864 and $431,159, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In March 2018, $15,000 of the principal balance of the note was assigned to an unrelated third party and is in default and negotiation of settlement. In February 2020, the remaining principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). At September 30, 2025 and December 31, 2024, the principal balance outstanding is $15,000, and the accrued interest is $1,371.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At September 30, 2025 and December 31, 2024, the accrued interest is $109,433 and $100,334, respectively.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At September 30, 2025 and December 31, 2024, the accrued interest is $10,500 and $9,552, respectively.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively, with the monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. The Company repaid an aggregate of $136,527 over the four years from 2018 through 2021. The portion of settlement of $130,401 was repaid in full as of March 31, 2021. At September 30, 2025 and December 31, 2024, the outstanding principal balance is $33,874 and is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At September 30, 2025 and December 31, 2024, the principal balance of the note is $50,000.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. During March 2020, $50,000 of the Note was settled for 125,000,000 shares with a fair value of $87,500. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. We repaid a total of $15,000 during 2022. At September 30, 2025 and December 31, 2024, the outstanding principal balance of the loan is $69,000, and is in default and negotiation of further settlement.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note is in default and in negotiation of settlement. The note was due in six months from the execution and funding of the note. At September 30, 2025 and December 31, 2024, the principal balance of the note is $18,000 and the accrued interest is $2,000. The accrued interest represents a one-time amount and no further interest is accruing on the note.

●	In October 2024, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $99,400 of the Company’s future receivables in exchange for total proceeds of $68,550, on a non-recourse basis. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $99,400 was collected. In connection with this transaction, the Company recorded a total debt discount of $30,850 related to loan origination fees and issuance costs, which is being amortized over the term of the agreement. Repayments of $19,449 and $79,951 were made during 2024 and the nine months ended September 30, 2025, respectively, and the balance was fully repaid as of September 30, 2025. Amortization for the three and nine months ended September 30, 2025 was $7,380 and $24,810, respectively. At September 30, 2025 and December 31, 2024, the principal balance, net of debt discount of $0 and $24,810, was $0 and $55,141, respectively.

●	On December 6, 2024, the Company received a $25,000 cash advance to address a temporary liquidity shortage. No formal loan agreement was executed, as the advance was intended to be repaid within the month. The repayment was made on January 3, 2025. The principal balance outstanding as of September 30, 2025 and December 31, 2024 was $0 and $25,000, respectively.

●	On December 31, 2024, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $68,500 of the Company’s future receivables in exchange for total proceeds of $49,000, on a non-recourse basis. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $68,500 was collected. In connection with this transaction, the Company recorded a total debt discount of $19,500 related to loan origination fees and issuance costs, which was being amortized over the term of the agreement. The outstanding balance of $68,500 was fully repaid during the nine months ended September 30, 2025. Amortization for the three and nine months ended September 30, 2025 was $5,960 and $19,500. At September 30, 2025 and December 31, 2024, the principal balance, net of debt discount of $0 and $19,500, was $0 and $49,000, respectively.

●	In September 2025, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $147,200 of the Company’s future receivables in exchange for total proceeds of $112,650, on a non-recourse basis. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $147,200 was collected. In connection with this transaction, the Company recorded a total debt discount of $34,550 related to loan origination fees and issuance costs, which is being amortized over the term of the agreement. Repayments of $2,831 was made during the third quarter of 2025. Amortization for the three and nine months ended September 30, 2025 was $660. At September 30, 2025, the principal balance, net of debt discount of $33,890, was $110,479.

(2)	At September 30, 2025 and December 31, 2024, the balance of $5,937,387 and $4,964,684 net of discount of $113,221 and $11,010, respectively, consisted of the following convertible loans:

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000 and a conversion option at $0.001 per share. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At September 30, 2025 and December 31, 2024, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to 14 unrelated third parties for a total of $525,150 with original issue discount of $44,150. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a fixed conversion price ranging from $0.0003 to $0.001 per share. During May 2019, we restated two convertible notes payable with additional original issuance discount of $6,400. The two restated notes were due in August 2020 and are in default. At September 30, 2025 and December 31, 2024, the outstanding principal balance of the notes issued in 2018 was $531,550.

●	During February 2019, the Company issued convertible notes payable totaling $55,000 with an original issuance discount of $5,000. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.0005 per share. During August and October 2020, the notes were amended to include additional original issuance discounts of $9,200 and were accompanied by the issuance of warrants. All warrants associated with these notes expired during 2022. The Notes are in default and negotiation of settlement.

●	During November 2019, we issued a convertible promissory note to an unrelated third party for $137,500 with original issuance discount of $12,500. The note was due nine months from the execution and funding of the notes. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price of $0.000275. The Note is in default and negotiation of settlement.

At September 30, 2025 and December 31, 2024, the outstanding principal balance of the notes issued in 2019 was $201,700.

●	During the year ended December 31, 2020, the Company issued convertible notes payable totaling $555,600 with original issuance discounts of $53,600. $287,400 of these notes were due in a year, and $268,200 of the Notes were due in six months from the execution and funding of each note. The notes are convertible into shares of the Company’s common stock at a fixed conversion price ranging from $0.0002 to $0.0008 per share. In May 2022, $16,500 of the notes issued in November 2020 were settled through the issuance of common stock. At September 30, 2025 and December 31, 2024, the outstanding principal balance of the notes issued in 2020 was $539,100. The notes are currently in default and under negotiation for settlement.

●	During 2021, we issued convertible promissory notes to unrelated third parties totaling $2,480,043 with original issuance discounts of $323,484. The Noteholders have the right to convert the notes into shares of Common Stock at a fixed conversion price ranging from $0.0003 to $0.002 per share. The notes were due one year from the execution and funding of the notes. On January 1, 2022, $228,563 of the Notes issued during January to April 2021 were amended to extend the due date to August 29, 2022. The notes are currently in default and under negotiation for settlement.

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

Amortization of debt discount for the three and nine months ended September 30, 2025 was $8,625 and $25,500, respectively. Amortization for the three and nine months ended September 30, 2024 was $7,500 and $20,000, respectively. The principal balance, net of unamortized debt discount of $11,500, was $253,000 as of September 30, 2025. The principal balance, net of unamortized debt discount of $2,500, was $227,500, as of December 31, 2024.

In February 2026, the note was further restated, with the principal balance of $264,500 subject to an additional 15% OID, while maintaining the same fixed conversion price of $0.0008 and personal guarantee.

●	During 2022, we issued convertible promissory notes to unrelated third parties totaling $874,000 with original issuance discounts of $114,000. The noteholders have the right to convert the notes into shares of common stock at fixed conversion prices ranging from $0.0005 to $0.0008 per share, and the notes were due one year from their respective execution and funding dates. The notes are currently in default and under negotiation for settlement.

●	During 2022, convertible promissory notes totaling $339,825 were amended to add additional original issuance discount for a total of $50,974 and extended maturity dates to July 2023. The notes are currently in default and under negotiation for settlement.

●	During 2022, the Company settled $143,000 of convertible promissory notes through stock issuances ($108,500) and cash. During 2023, the Company settled additional notes for $7,250 (conversion price $0.0008), recognizing a $350 loss, and repaid $11,500 of notes for $13,000 in cash.

●	During 2023, the Company amended convertible promissory notes totaling $197,025 to add aggregate original issuance discounts of $29,554, which extended the due dates by twelve months, to various dates in January, May, and July 2024. The notes are currently in default and under negotiation for settlement.

●	During 2023, the Company issued convertible promissory notes to unrelated third parties with a fixed conversion price of $0.0006 per share, totaling $146,338 with a combined original issuance discount of $19,088. Of these, $17,250 of the notes are under a personal guarantee. All notes were due one year from their respective execution and funding dates. The notes are currently in default and under negotiation for settlement.

●	During 2024, a convertible promissory note of $53,230 was amended to add an additional original issuance discount of $7,985. The note is currently in default and under negotiation for settlement.

●	During 2024, the Company issued convertible promissory notes to unrelated third parties with fixed conversion prices ranging from $0.0005 to $0.0006 per share and OID. The aggregate principal amount issued during 2024 was $263,350, with total OID of $34,350. The notes were due one year from their respective execution and funding dates. These notes are currently in default and under negotiation for settlement.

●	During the second quarter of 2024, the Company settled convertible promissory notes with an aggregate principal balance of $52,500, which had a conversion price of $0.002. As part of the settlement, the Company recognized a $7,500 loss on settlement of debt during the second quarter of 2024. Cash repayments related to these notes included $5,000 paid in the first quarter of 2023, $7,500 paid during the second quarter of 2024, and $15,000 paid in the third quarter of 2024, with the remaining balance repaid in installments through the fourth quarter of 2024 and the first quarter of 2025, and fully settled in the second quarter of 2025, for total cash repayments of $60,000.

●	During the third quarter of 2024, the Company settled convertible promissory notes of $11,500, which had a conversion price of $0.0006. The Company completed repayment in the first quarter of 2025, with $11,500 in cash repayments.

●	During the first through third quarter of 2025, an aggregate of $893,056 has been funded pursuant to three convertible promissory notes originated in January, February and June 2025, respectively, to an unrelated third party for a total commitment of up to $1,155,556 to be funded in tranches. The agreements reflect minor variations in the naming of this unrelated third party which refer to the same counterparty. The notes carry an original issue discount of 15%, applied at the time of funding for each tranche. Each tranche matures one year from its respective execution and funding date. The noteholder has the option to convert the outstanding principal into shares of Common Stock at a conversion price of $0.0005 per share. If any tranches are missed or delayed by more than 10 business days, the fixed conversion price will be adjusted to $0.0008 per share for any missed tranche as a penalty. During the second and third quarter of 2025, $112,500 of proceeds was received after the required funding date; accordingly, the conversion price for such amount was adjusted to $0.0008 per share. In connection with the issuance of the notes, we paid 10% of the proceeds to a third party, which has been recorded as a debt discount. Both the original issuance discount and the issuance-related costs are being amortized over the term of each tranche.

●	During April and May 2025, we issued convertible promissory notes to unrelated third parties for a total of $46,000 with original issuance discount of $6,000. The Noteholders have the right to convert the notes into shares of Common Stock at a fixed conversion price of $0.0007 per share. The notes are due one year from the execution and funding of the notes.

●	During July 2025, the Company settled a convertible promissory note with a principal balance of $11,500 through a cash repayment of $11,500. The note had a fixed conversion price of $0.0008 per share.

●	During September 2025, we issued convertible promissory notes to an unrelated third party for $6,900 with original issuance discount of $900. The Noteholder has the right to convert the note into shares of Common Stock at a fixed conversion price of $0.0008 per share. The note is due one year from the execution and funding of the note.

●	The total discount amortization on all notes for the three months ended September 30, 2025 and 2024 was $67,283 and $19,424, respectively. The total discount amortization on all notes for the nine months ended September 30, 2025 and 2024 was $162,398 and $61,054, respectively. At September 30, 2025 and December 31, 2024, the carrying value of the notes was $5,937,387 and $4,964,684, net of unamortized discounts of $113,221 and $11,010, respectively.

●	At September 30, 2025, $4,642,944 of the above mentioned convertible notes payable are in default and negotiation of settlement. At the date of this report, $5,500,387 of the notes remain in default and in negotiation of settlement.

(3)	At September 30, 2025 and December 31, 2024, the balance of $2,171,633 and $2,041,464, respectively, consisted of the following convertible loans:

●	The balance of $20,000 of a Convertible Note originated in March 2016 is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. We have accrued interest at a default interest rate of 20% after the note’s maturity date. At September 30, 2025 and December 31, 2024, the convertible notes payable with principal balance of $20,000 plus accrued interest of $36,383 and $33,350 at fair value, were recorded at $102,517 and $96,998, respectively. The Note is in default and negotiation of settlement.

●	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note was due on May 4, 2018. The Note holder has the right to convert the note into shares of Common Stock at sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. We have accrued interest at a default interest rate of 19% after the note’s maturity date. After prior conversions, at September 30, 2025 and December 31, 2024, the remaining principal of $12,629 plus accrued interest of $24,305 and $22,411, respectively, at fair value, was recorded at $61,558 and $58,401, respectively. The remaining principal balance of the Note is in default.

●	During October 2020, we issued a Convertible Debenture in the amount of $250,000 to an unrelated third party. The note was due in October 2021. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. Upon default, we increased the outstanding principal by 10% and began accruing interest at the default rate of 24% from the note’s maturity date. At September 30, 2025 and December 31, 2024, the convertible note payable with principal balance of $275,000 plus accrued interest of $280,022 and $230,657, respectively, at fair value, were recorded at $1,110,046 and $1,011,315. The Note is in default and negotiation of settlement.

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party, and during August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. Both notes carry interest at 8% and were due one year from issuance, unless previously converted into shares of restricted common stock. Following maturity, we accrued interest at the default rate of 24%. The noteholders have the right to convert the notes into shares of common stock at fifty-five percent of the average of the three lowest trading prices of our restricted common stock for the fifteen trading days including the date of receipt of the conversion notice. At September 30, 2025 and December 31, 2024, the combined convertible notes payable plus accrued interest of $109,142 and $96,622, respectively, were recorded at fair value of $325,712 and $302,950. The Note is in default and negotiation of settlement.

●	During January 2019, we issued a convertible debenture in the amount of $75,900 to an unrelated third party in connection with the restatement of a previously issued non-convertible note. The note was due in one year from the restatement date of the note. During November 2020, the Note holder assigned $20,000 of the $75,900 convertible note in January 2019 to a third party. The Noteholder has the right to convert the note into shares of common stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. At September 30, 2025 and December 31, 2024, the remaining convertible note payable of $55,900, at fair value, was recorded at $111,800. The note was due January 2020. The Note is in default and negotiation of settlement.

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. During October 2022, repayment of $10,000 was made. At September 30, 2025 and December 31, 2024, the convertible note payable with principal balance of $230,000, at fair value, was recorded at $460,000. The Note is in default and negotiation of settlement.

(4)	At September 30, 2025 and December 31, 2024, the balance of $225,000 consisted of the advances received from a third party during the periods from May 2019 through May 2020 in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold.

(5)	During June 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”) considering the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, in the amount of $731 commenced in February 2023. The balance of principal and interest is payable over a 360-month period from the date of the SBA Loan Agreement. The SBA requires that the Company collateralize the loan to the maximum extent up to the loan amount. If business fixed assets do not “fully secure” the loan the lender may include trading assets (using 10% of current book value for the calculation), and must take available equity in the personal real estate (residential and investment) of the principals as collateral. Repayments through September 30, 2025 and December 31, 2024 totaled $14,620, of which $13,889 was applied to accrued interest. The outstanding balance for the EIDL loan at September 30, 2025 and December 31, 2024 is $149,169. The accrued interest as of September 30, 2025 and December 31, 2024 loan is $16,107 and $11,889, respectively. Interest expense was $1,406 for each of the three months ended September 30, 2025 and 2024, and $4,218 for each of the nine months ended September 30, 2025 and 2024.

At September 30, 2025, the future minimum principal payments for all debts are as follows:

September 30,	Amount
2026	$9,535,217
2027	3,673
2028	3,813
2029	3,958
2030	4,109
Thereafter	121,997
$9,672,767
Less: Long-term portion SBA notes payable	(137,550)
Current portion	$9,535,217

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

Common Stock Issued for Services

On May 1, 2025, the Company entered into a consulting agreement for services. Pursuant to the agreement, the Company agreed to issue up to 300,000,000 shares of restricted common stock as compensation over an initial 12-month service period, including an initial issuance of 100,000,000 shares upon execution and monthly issuances of 20,000,000 shares beginning July 1, 2025. The initial 100,000,000 shares were issued in May 2025 and were valued at $10,000. During the third quarter of 2025, the Company issued an additional 60,000,000 shares under this arrangement, with an aggregate fair value of $6,000.

For the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $8,500 and $10,167 related to this agreement, respectively. The remaining unrecognized compensation cost of $5,833 is expected to be recognized over the remaining service period (See Note 9).

As of the date of this report, no shares have been issued by the transfer agent; however, the Company has recorded the shares as common stock to be issued and recognized the related stock based compensation expense.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Accrued consulting fees	$331,400	$291,400
Accrued settlement expenses (1)	680,235	680,235
Accrued payroll taxes	286,543	263,859
Accrued interest	873,927	864,670
Accrued others	2,765	2,913
Total	$2,174,870	$2,103,077

(1)	On August 28, 2024, the U.S. District Court for the Eastern District of New York entered a final consent judgment against the Company, enjoining it from violating certain provisions of the federal securities laws and ordering disgorgement and civil monetary penalties. The Court entered a final consent judgment in which it was ordered to pay $520,940 in disgorgement and $59,295 in prejudgment interest thereon, as well as $100,000 in civil penalties. As of September 30, 2025 and December 31, 2024, the Company had accrued a total legal settlement amount of $680,235 (See Note 11).

9. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	September 30, 2025	December 31, 2024
Supplier advances for venom	$406,472	$401,472
Reserve for supplier advances	(406,472)	(401,472)
Net supplier advances	-	-
Prepaid stock based compensation (see Note 7)	5,833	-
Prepaid professional fees	108,264	29,999
Total	$114,097	$29,999

We performed an evaluation of our supplier advances for venom at September 30, 2025 and December 31, 2024, and determined full reserves were necessary. The Company recorded increases to the reserve of $0 and $15,000 for the three months ended September 30, 2025 and 2024, respectively. The Company recorded increases to the reserve of $5,000 and $45,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

Between July and November 2023, $103,916 of the $264,000 settlement was converted into 59,043,425 shares, as summarized in the table below. The remaining $160,084 of the settlement was recorded as a settlement receivable in the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 and is expected to be converted in subsequent periods.

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

In March 2024, the Company sold an additional 10,000,000 shares for $17,600, the proceeds of which remained outstanding as of December 31, 2024. As a result, the total receivable balance was $52,800 at September 30, 2025 and December 31, 2024. The remaining 10,000,000 shares converted in November 2023, valued at $17,600, were recorded as an investment in StemSation stock as of September 30, 2025 and December 31, 2024 at cost. Management believes the carrying values approximate fair value based on the expected recovery pursuant to the Stock Purchase Agreement covering a total of 150,000,000 shares.

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

Convertible notes receivable were $30,500 and $1,750 as of September 30, 2025 and December 31, 2024, respectively. Amortization of convertible notes receivable recognized as other income totaled $0 and $3,750 for the three and nine months ended September 30, 2025, respectively, compared to $0 and $3,450 for the three and nine months ended September 30, 2024, respectively. They are recognized as other income in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

ReceptoPharm leases a lab. In October 2022, we signed another lease extension, covering the period from January 1, 2023, to December 31, 2025, with monthly payments of $7,700 and an annual 4% increase. The Company did not renew the lease upon its expiration on December 31, 2025.

For the three months ended September 30, 2025 and 2024, the Company’s lease cost and related cash flow information were as follows:

	September 30,	September 30,
	2025	2024
Lease cost
Operating lease cost	$25,109	$26,563
Short-term lease cost	-	-
Total lease cost	$25,109	$26,563

Supplemental cash flow information related to leases were as follows:
Cash paid for amounts included in the measurement of operating lease liabilities	$25,766	$21,000

For the nine months ended September 30, 2025 and 2024, the Company’s lease cost and related cash flow information were as follows:

	September 30,	September 30,
	2025	2024
Lease cost
Operating lease cost	$77,759	$85,081
Short-term lease cost	-	-
Total lease cost	$77,759	$85,081

Supplemental cash flow information related to leases were as follows:
Cash paid for amounts included in the measurement of operating lease liabilities	$79,728	$85,054

As of September 30, 2025 and December 31, 2024, the Company’s operating lease right-of-use assets and related lease liabilities were as follows:

	September 30,	December 31,
	2025	2024
Balance sheet information
Operating ROU Assets	$251,951	$251,951
Less accumulated amortization	(228,554)	(161,168)
Operating ROU Assets, net	$23,397	$90,783

Operating lease obligations, current portion	$24,056	$93,411
Operating lease obligations, non-current portion	-	-

Total operating lease obligations	$24,056	$93,411

Weighted average remaining lease term (in years) – operating leases	0.25	1
Weighted average discount rate-operating leases	8%	8%

The Company subleases a portion of its leased facility under month-to-month arrangements. Sublease rental income is recorded as a reduction of general and administrative expenses in the condensed consolidated statements of operations, as the amounts represent recoveries of operating costs rather than revenues from the Company’s primary business activities. The sublease arrangements are short-term and operate on a month-to-month basis. Total sublease rental income was $30,000 and $90,000 for three and nine months ended September 30, 2025, respectively, and $30,000 and $63,000 for the three and nine months ended September 30, 2024, respectively. Other receivables of $103,906 and $28,906 as of September 30, 2025 and December 31, 2024, respectively, consisted entirely of rental income receivable.

Consulting Agreements

During July 2015, we signed an agreement with a company to provide consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of September 30, 2025. As of September 30, 2025 and December 31, 2024 we have accrued $142,500 in accrued expenses on the accompanying condensed consolidated balance sheets.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of September 30, 2025 and December 31, 2024, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

During September 2022, the Company renewed its consulting agreement with an external consultant for a three-year term, providing for monthly compensation of $10,000. In September 2025, the agreement was further renewed for an additional one-year term through September 2026. Consulting expenses totaled $30,000 and $60,000 for the three and nine months ended September 30, 2025, respectively, compared to the same amounts for the corresponding periods in 2024, and are included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, accrued consulting fees payable to this external consultant totaled $169,350 and $129,350, respectively, and are included in accrued expense on the accompanying unaudited condensed consolidated balance sheets.

On January 1, 2025, the Company entered into an Agent and Representation Agreement with an external consulting company pursuant to which the agent will solicit prospective commercial and contract manufacturing clients on behalf of the Company. Under the agreement, the Company is obligated to pay referral commissions to the agent for clients introduced by the agent who purchase the Company’s products or services. The agreement required an initial payment of $20,000 related to certain introduced clients, which was paid during the first quarter of 2025, and provides for additional commissions for the life of each referred client account, subject to the terms and conditions of the agreement. Consulting expenses of $0 and $30,000 were recorded during the three and nine months ended September 30, 2025, respectively, within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

On May 1, 2025, the Company entered into a consulting agreement for services. Pursuant to the agreement, the Company agreed to issue up to 300,000,000 shares of restricted common stock as compensation over an initial 12-month service period, including an initial issuance of 100,000,000 shares upon execution and monthly issuances of 20,000,000 shares beginning July 1, 2025. The initial 100,000,000 shares were issued in May 2025 and were valued at $10,000. During the third quarter of 2025, the Company issued an additional 60,000,000 shares under this arrangement, with an aggregate fair value of $6,000. For the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $8,500 and $10,167 related to this agreement. The remaining unrecognized compensation cost of $5,833 is expected to be recognized over the remaining service period (See Note 7 and Note 9).

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

As of September 30, 2025 and December 31, 2024, the Company had an outstanding principal balance of $50,000 and $91,156, respectively, and accrued interest of $0 and $84,671, respectively (see Note 6). Prior to the settlement, the total recorded liability was $178,526, consisting of $91,156 in principal and $87,370 in accrued interest. The settlement resulted in a gain of $53,526, which was recognized during the second quarter of 2025. Payments totaling $90,000 were made during the period from June through February 2026.

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

In July 2024, a final judgment was issued, ordering the defendant to pay $520,940 in disgorgement, $59,295 in prejudgment interest, and a $100,000 civil penalty. As of September 30, 2025 and December 31, 2024, the Company had accrued a total legal settlement amount of $680,235 (See Note 8).

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

For the three and nine months ended September 30, 2025, sales to a related party, accounted for approximately 29% and 31% of total revenues, respectively. For the three and nine months ended September 30, 2024, the same related party accounted for approximately 31% and 39% of total revenues, respectively. These sales are included within the Company’s single reportable operating segment. See Note 13 – Related Party Transactions for additional information.

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

As of September 30, 2025 and December 31, 2024, the Company recorded accounts receivable from related party of $18,984 and $5,800, respectively, related to Avini product sales.

During 2025, Avini purchased certain raw materials on behalf of the Company for use in the manufacture of private label products. These purchases totaled $10,416 and $37,416 for the three and nine months ended September 30, 2025, respectively, and have been reimbursed to Avini in full as of September 30, 2025.

During the first quarter of 2024, the Company reclassified a portion of previously issued convertible debts for a total of $253,000 to due to officers upon the appointment of Michael Flax as the Chief Executive Officer of the Company.

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. The Company paid $65,000 of accrued interest during 2021 and 2022, including $10,000 settled through the issuance of 12,500,000 shares of common stock in a related-party transaction in 2021, and paid an additional $10,000 of accrued interest during the nine months ended September 30, 2025. At September 30, 2025 and December 31, 2024, we owed this director accrued interest of $196,876 and $189,961, respectively.

As of September 30, 2025 and December 31, 2024, we had the following related party balances:

	September 30,	December 31,
	2025	2024
Account receivable – related party, net	$18,984	$5,800
Due to officers (See Note 5)	1,496,764	1,239,264
Accrued payroll due to officers	1,793,965	1,641,554
Accrued interest to a related party	196,876	189,961
Additional paid in capital – related party debt forgiveness	-	240,557

For the three months ended September 30, 2025 and 2024, we had the following related party transactions:

	September 30, 2025	September 30, 2024
Net sales to a related party	$28,462	$34,476
Raw materials purchased from a related party	10,416	-
Other income	5,000	-
Interest expense to a related party	5,780	5,413

For the nine months ended September 30, 2025 and 2024, we had the following related party transactions:

	September 30, 2025	September 30, 2024
Net sales to a related party	$102,493	$106,184
Raw materials purchased from a related party	37,416	-
Other income	5,000	-
Interest expense to a related party	16,915	15,660

The $5,000 recognized during the second quarter of 2025 relates to amounts received from a related party for the shared use of equipment.

These transactions were not conducted at arm’s length and therefore may not reflect the terms that would have been agreed to with an unrelated third party.

14. RESEARCH SERVICES AGREEMENT WITH STEMSATION

On July 1, 2024, the Company entered into a one-year Research Services Agreement with StemSation to provide research and development services related to certain StemSation technologies. Under the agreement, the Company was entitled to receive $200,000 for services, payable upon execution and as requested. Revenue was recognized ratably at $50,000 per quarter over the original contractual term. The agreement was terminated effective March 31, 2025. The Company recognized $0 and $50,000 of other income for the three and nine months ended September 30, 2025, respectively, compared to $50,000 and $50,000 for the three and nine months ended September 30, 2024, respectively. These amounts are included in the accompanying unaudited condensed consolidated statements of operations for the respective periods.

15. SUBSEQUENT EVENTS

Convertible Promissory Notes

During October to December 2025, we issued convertible promissory notes to unrelated third parties for a total of $241,500 with original issuance discount of $31,500. The Noteholders have the right to convert the notes into shares of Common Stock at fixed conversion price ranging from $0.0005 to $0.0008 per share. The notes are due one year from the execution and funding of the notes. In connection with the issuance of $92,000 of these notes, we paid 10% of the proceeds to a third party, which has been recorded as a debt discount. Both the original issue discount and the issuance-related costs are being amortized over the term of each tranche.

During January to March 2026, we issued convertible promissory notes to unrelated third parties for a total of $281,750 with original issuance discount of $36,750. The Noteholders have the right to convert the notes into shares of Common Stock at fixed conversion price ranging from $0.0005 to $0.0008 per share. The notes are due one year from the execution and funding of the notes. In connection with the issuance of $98,000 of these notes, we paid 10% of the proceeds to a third party, which has been recorded as a debt discount. Both the original issue discount and the issuance-related costs are being amortized over the term of each tranche.

Promissory Note

In March 2026, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $110,500 of the Company’s future receivables in exchange for total proceeds of $83,250, on a non-recourse basis. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $110,500 is collected. In connection with this transaction, the Company recorded a total debt discount of $27,250 related to loan origination fees and issuance costs, which is being amortized over the term of the agreement.

Restatements of One Convertible Promissory Note

In February 2026, a convertible promissory note of $264,500 was further restated to extend its maturity date to February 2027, with the principal balance of $264,500 subject to an additional 15% OID, while maintaining the same fixed conversion price of $0.0008. The note continues to be secured by a personal guarantee.

Debt Settlement and Stock Issuance

In January 2026, the Company entered into a settlement agreement with the holder of certain promissory notes originally issued in 2021 and 2022. As of the settlement date, the aggregate carrying value of the outstanding debt was approximately $175,000, which included an original issuance discount of $25,000. Pursuant to the settlement, all outstanding notes were cancelled and extinguished. In exchange, the Company agreed to (i) pay $20,000 in cash, payable in four monthly installments of $5,000, and (ii) issue 60,000,000 shares of the Company’s common stock. The Company made the first three installment payments totaling $15,000 in the first quarter of 2026, and the remaining $5,000 is scheduled to be paid in April 2026. The common shares issued in connection with the settlement were valued based on the Company’s trading price of $0.0002 per share, resulting in an aggregate fair value of approximately $12,000. We will recognize a gain on debt settlement equal to the excess of the carrying amount of the debt over the fair value of the consideration transferred upon completion of the final installment payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the nine months ended September 30, 2025 has focused upon marketing our homeopathic drugs for the treatment of pain:

●	Nyloxin (Stage 2 Pain)
●	Nyloxin Extra Strength (Stage 3 Pain)
●	Pet Pain–Away
●	Equine Pain–Away
●	Luxury Feet

During the nine months ended September 30, 2025 and thereafter, the following has occurred:

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

Critical Accounting Policies and Estimates

Our condensed consolidated unaudited financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 17, 2026. We evaluated the applicability of ASU No. 2023-07, Codification Improvements to Segment Reporting (Topic 280) (“ASU 2023-07”), which provides clarifications and improvements to the existing segment reporting requirements. The adoption resulted in expanded segment disclosures; however, it did not have a material impact. Accordingly, there were no material changes to our accounting policies during the three and nine months ended September 30, 2025.

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

Results of Operations – Comparison of Three-Month Periods Ended September 30, 2025 and 2024

Net sales to unrelated customers were $70,242 for the three months ended September 30, 2025, compared to $74,994 for the same period in 2024, representing a decrease of $4,752, or approximately 6.34%. The decrease was driven by lower private label customer order volumes and the timing of orders during the current quarter.

Net sales to a related party, Avini Health (Avini), were $28,462 for the three months ended September 30, 2025, compared to $34,476 for the same period in 2024, representing a decrease of $6,014, or approximately 17.44%. The decrease was primarily attributable to reduced sales volume and pricing during the current quarter compared to the prior-year period.

Cost of sales for the three–month period ended September 30, 2025 is $34,128 compared to $23,777 for the three–month period September 30, 2024. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Our gross profit margin for the three–month period ended September 30, 2025 is $64,576 or 65.42% compared to $70,693 or 64.58% for the three–month period ended September 30, 2024. This gross margin includes reserves of $0 in the current quarter and $15,000 in the prior-year quarter for undelivered venom and slow-moving inventory. Excluding the reserve, gross margin for the current quarter (65.42%) would be lower compared to the prior-year period (78.28%), with the variance primarily attributable to higher manufacturing costs related to private label product sales to unrelated parties, as well as pricing changes in related party sales.

Selling, general and administrative expenses increased by $165,207, or 64.67%, from $255,445 for the quarter ended September 30, 2024 to $420,652 for the quarter ended September 30, 2025. The increase was primarily attributable to higher consulting fees related to general business advisory services and professional fees incurred in connection with the Company’s resumption of SEC filing activities. Consulting fees increased by approximately $37,000, while professional fees increased by approximately $105,000, and the remaining $23,000 increase due to payroll expense and others.

Other income was $0 and $50,000 for the three months ended September 30, 2025 and 2024, respectively. The other income for the 2024 period was primarily driven by $50,000 recognized in the third quarter of 2024, earned under a short-term research and development services contract.

Interest expense, including related party interest expense, increased $35,945 or 43.41%, from $82,800 for the quarter ended September 30, 2024 to $118,745 for the quarter ended September 30, 2025. This increase was primarily due to the increase in amortization of loan discounts in the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024.

We carry certain of our debentures at fair value. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt is included in the value of the derivative liabilities. For the three months ended September 30, 2025 and 2024, the liability related to these hybrid instruments fluctuated, resulting in a loss of $48,699 and $43,131, respectively. Interest expense on these debentures is included in the change in fair value of convertible notes and derivatives in the accompanying unaudited condensed consolidated statements of operations.

As a result of the foregoing, our net loss increased by $262,837 or 100.83%, from a net loss of $260,683 for the quarter ended September 30, 2024 to a net loss of $523,520 for the quarter ended September 30, 2025.

Results of Operations – Comparison of Nine-Month Periods Ended September 30, 2025 and 2024

Net sales to unrelated customers were $228,748 for the nine months ended September 30, 2025, compared to $164,436 for the same period in 2024, representing an increase of $64,312, or approximately 39.11%. The increase was primarily driven by growth in private label customers and higher order volumes during the current nine months period.

Net sales to a related party, Avini Health (Avini), were $102,493 for the nine months ended September 30, 2025, compared to $106,184 for the same period in 2024, representing a slight decrease of $3,691, or approximately 3.48%. Sales to a related party during the current nine months period remained comparable to the prior-year period.

Cost of sales for the nine–month period ended September 30, 2025 is $117,706 compared to $64,885 for the nine–month period September 30, 2024. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Gross profit for the nine months ended September 30, 2025 was $208,535, or 62.96%, compared to $160,735, or 59.40%, for the comparable period in 2024. Gross profit for both periods includes inventory reserves of $5,000 in the current nine-month period and $45,000 in the prior-year period related to undelivered venom and slow-moving inventory. Excluding these reserves, gross margin for the nine months ended September 30, 2025 would have been approximately 64.47%, compared to 76.02% for the prior-year period. The decrease in adjusted gross margin is primarily attributable to higher manufacturing costs associated with private label product sales to unrelated parties.

Selling, general and administrative expenses increased by $344,670, or 40.06%, from $860,289 for the nine months ended September 30, 2024 to $1,204,959 for the nine months ended September 30, 2025. The increase was primarily attributable to higher consulting fees related to general business advisory services, increased payroll costs and professional fees incurred in connection with the Company’s resumption of SEC filing activities, partially offset by a decrease in legal fees following the settlement of the SEC lawsuit. Consulting fees increased by approximately $110,000, payroll increased by approximately $115,000, and professional fees increased by approximately $235,000, partially offset by a decrease in legal fees of approximately $125,000, among other changes.

Other income totaled $58,750 and $53,450 for the nine months ended September 30, 2025 and 2024, respectively. Amounts attributable to the amortization of debt discounts on convertible notes receivable were $3,750 and $3,450 for the nine months ended September 30, 2025 and 2024, respectively. $50,000 of other income was recognized under a short-term research and development services contract during each of the nine-month periods ended September 30, 2025 and 2024. The remaining $5,000 relates to a one-time related-party reimbursement for shared equipment usage recognized in the second quarter of 2025.

Interest expense, including related party interest expense, increased $66,881 or 26.08%, from $256,451 for the nine months ended September 30, 2024 to $323,332 for the nine months ended September 30, 2025. This increase was primarily due to the increase in amortization of loan discounts in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

We carry certain of our debentures at fair value. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt is included in the value of the derivative liabilities. For the nine months ended September 30, 2025 and 2024, the liability related to these hybrid instruments fluctuated, resulting in a loss of $351,386 and $166,121, respectively. Interest expense on these debentures is included in the change in fair value of convertible notes and derivatives in the accompanying unaudited condensed consolidated statements of operations.

Gain on settlement of debt and accrued expenses for the nine months ended September 30, 2025 was $53,526, compared to a gain of $13,920 for the corresponding period in 2024. The higher gain in 2025 was primarily attributable to a debt settlement executed during the second quarter. In contrast, the gain recognized in the 2024 period primarily resulted from settlements through the issuance of common stock in the first quarter of 2024, with the amount of gain influenced by fluctuations in the Company’s stock price.

As a result of the foregoing, our net loss increased by $504,110 or 47.79%, from net loss of $1,054,756 for the nine months ended September 30, 2024 to a net loss of $1,558,866 for the nine months ended September 30, 2025.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended September 30, 2025, we have an accumulated deficit of $77,790,003 at September 30, 2025. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $16,377,977 and a stockholders’ deficit of $16,350,780 at September 30, 2025.

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

Current operations are primarily being funded through a combination of product sales, promissory notes and convertible notes. During the nine months ended September 30, 2025, the Company raised $849,806 from the issuance of convertible notes and $112,650 from promissory notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2025, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2025, as defined in Rule 13a–15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10–K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of September 30, 2025. In light of this, we performed additional post–closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or 15d–15 under the Exchange Act that occurred during the nine months ended September 30, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2024, a final judgment was issued, ordering the defendant to pay $520,940 in disgorgement, $59,295 in prejudgment interest, and a $100,000 civil penalty. As of September 30, 2025 and December 31, 2024, the Company had accrued a total legal settlement amount of $680,235.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During May through September 2025, the Company issued 160,000,000 shares of its common stock to a service provider pursuant to consulting agreement. These shares have been recorded as common stock to be issued as of September 30, 2025, as the transfer agent had not yet completed the issuance process.

Item 3. Defaults Upon Senior Securities

As of September 30, 2025, certain of the Company’s promissory notes and convertible promissory notes were in default. The Company is currently negotiating settlements with the respective noteholders. Additional information regarding these notes is included in Note 6 – Debt Notes to the condensed consolidated financial statements included in Part I of this report.

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

NUTRA PHARMA CORP.
Registrant

Dated: April 6, 2026	/s/ Michael Flax, DDS
Michael Flax, DDS
Chief Executive Officer/Chief Financial Officer

