Form 10-K
period 2025-12-31
NUTRA PHARMA CORP
filed 2026-05-20
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the registrant’s most recently completed second quarter: $702,697.

As of May 20, 2026, there were 7,159,727,214 shares of common stock and 12,000,000 shares of Series B preferred stock issued and outstanding.

Nutra Pharma Corp (“Nutra Pharma”) and its wholly owned subsidiaries, ReceptoPharm, Inc. (“ReceptoPharm”) and Designer Diagnostics Inc. are referred to herein as “we”, “our” or “us” (Designer Diagnostics Inc. has been inactive since June 2011, ReceptoPharm is individually referred to herein).

Forward Looking Statements

This Annual Report on Form 10-K for the year ending December 31, 2025 contains forward-looking statements that involve risks and uncertainties, most significantly, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” All statements other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

From October 2009 until December 31, 2025, our operations centered on the marketing of Cobroxin, which was discontinued in 2013 and is expected to be reintroduced later in 2026, as well as Nyloxin and Nyloxin Extra Strength. In December of 2014, we launched Pet Pain-Away and began actively marketing the product. In October of 2021, we began manufacturing a Zeolite detoxification product and conducted some online sales. We launched Equine Pain-Away in October of 2019 and Luxury Feet officially launched distribution in March of 2021.

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

International Sales

We are pursuing international drug registrations in Canada, Mexico, India, Australia, New Zealand, Central and South America and Europe. Since European rules for homeopathic drugs are different than the rules in the US, we cannot estimate when this process will be completed. On March 25, 2013 we announced the publication of our patent and trademark for Nyloxin in India. We are actively seeking new distribution partners in India. In December 2025, the Company entered into a business collaboration agreement with a third-party service provider to support its expansion into the Indian market. Under the agreement, the service provider will assist with business development activities, including identifying potential customers, facilitating negotiations, and supporting market entry efforts.

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

In February of 2020, we took back the marketing of Pet Pain-Away and are currently selling the product on Amazon.com, Chewy.com and through www.petpainaway.com.

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

Regulation

The active pharmaceutical ingredient (API) in our over the counter products, Asian cobra venom, has an approved United States monograph under the Homeopathic Pharmacopoeia of the United States (HPUS), which allowed us to register them with the United States Food and Drug Administration (FDA) as homeopathic drugs. A United States monograph is a prescribed formulation for the production of any drug or product that is recognized by law for a specific application and that may be introduced into commerce. The FDA requires this registration process to maintain full compliance of companies marketing and selling medicines classified as homeopathic. In August 2009, we successfully completed submission of final packaging and labeling to the FDA to begin selling our over-the-counter pain reliever, Cobroxin. In December 2009, we completed our submission of final packaging and labeling to the FDA of Nyloxin and Nyloxin Extra Strength. In December 2016 we completed our submission of final packaging and labeling to the FDA of Pet Pain-Away.

On March 11, 2019, the FDA sent us a warning letter regarding the claims and marketing materials of our Nyloxin line of products. On April 10, 2019 we responded to the warning letter; addressing their concerns and outlining the actions that we have taken and will take to comply with their requests for changes. The response goes on to commit to the FDA that the company will make the changes necessary to properly and legally continue to market and distribute our products. As of this date, we have made all of the committed changes to our website, social media pages and marketing material. There has been no further communication regarding this from the FDA.

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

In March of 2022 we announced that we had expanded our manufacturing capabilities to include liquid filling, tube filling as well as capsule production. We also announced that we had begun scaling up in-house production of dietary supplements for third-party marketers in acting as a contract manufacturer; Our first such contract was with Avini Health, a related party. In early 2025, we moved all Avini Health manufacturing over to Avini Health. Nutra Pharma retains unlimited rights to the use of the production facilities and access to the Avini production crew for the manufacturing of all of the Nutra Pharma products. Throughout 2025, we also produced products under private labels for other third party customers. This included a variety of dietary supplements, which were transitioned to Avini Health beginning in the fourth quarter of 2025, while the Company retained ownership of its cobra venom technology under individual brands.

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

In December of 2013, we announced an agreement with MyNyloxin.com for the exclusive rights to market and distribute Nyloxin in the Network Marketing channel. The arrangement is no longer material to the Company’s current operations.

In May of 2016, we signed a license agreement to begin the process of creating an infomercial (Direct Response) campaign for Pet Pain-Away. In November of 2016, we announced the license agreement with DEG Productions for the marketing and distribution of Pet Pain-Away globally. DEG created their own website (www.getpetpainaway.com) and began airing commercials in December of 2016. In February of 2020, we took back the marketing of Pet Pain-Away and are currently selling the product on Amazon.com, Chewy.com, and through www.petpainaway.com.

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

International Drug Registrations

We are continuing our efforts to complete the registration process internationally. At present, the Company’s international efforts are primarily focused on India, where the Company previously obtained patent and trademark protections for Nyloxin and continues to evaluate potential distribution opportunities.

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

Nerve Agent Countermeasures

In February of 2018, we announced that we had filed a new provisional patent to protect our intellectual property surrounding the development of nerve agent counter measures. In much the same way that our therapies protect the nerves of patients with disease, our findings indicate that we may protect against – or at least mitigate the damage caused by - nerve agents that are utilized as chemical weapons; such as sarin gas and VX. We will be working with experts in the field to have our products in testing in later 2026.

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

According to a BBC report, chemical weapons remain a real threat to the West. During the Syrian conflict there were over a thousand documented uses of chemical weapons; making this issue a major topic of concern in the US department of Defense and the United Nations. We have engaged a third-party agency to assist in identifying and pursuing potential funding opportunities and will continue working with the Department of Defense and DTRA on potential funding for these applications.

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

Short-term Goal

Although we focused our drug development efforts from 2006 to 2008 on clinical trials for ReceptoPharm’s HIV drug, RPI-MN, our primary focus now is on RPI-78M for the treatment of MS and MG. With the Orphan designation for Pediatric MS, we expect to move into Phase I/II clinical studies in later 2026.

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

MS Phase II (Pediatric MS Phase I/II)

We are working with our Chief Scientific Officer, Dale Vanderputten, PhD; along with consultants to begin our Phase I/Phase II studies in pediatric Multiple Sclerosis. Pending adequate financing or revenues, we will continue our research and development, with the ultimate goal of commencing these trials with RPI-78M under our Orphan Designation. We have thus far incurred costs of $40,000. We have an estimated budget of $2,000,000. Our goal is to initiate these trials in later 2026.

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

Marketing

We currently do not have a marketing program for our drug candidates because none of our products have received FDA approval. Our lack of financing has hampered our efforts to navigate the regulatory process in a timely fashion; however, if and when we have FDA-approved drug treatments, we plan to develop a marketing strategy to market our products through pharmaceutical companies, other biotechnology companies, and diagnostic laboratories. Our Operations Manager will market the treatments to licensing and development officers of those companies and will otherwise direct our marketing program. Additionally, we will attempt to secure consulting agreements with marketing consultants who will actively market our products to such companies and/or provide our Chief Executive Officer with marketing guidance.

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

In order to gain broad acceptance in the marketplace of a medical device, our partners or we will need to receive approval from the FDA and other equivalent regulatory bodies outside of the United States. This approval will be based upon clinical testing programs at major medical centers. Data obtained from these institutions will enable us, or our partners, to apply to the FDA for acceptance of its technology as a “device” through a 510(k) application or exemption process. Once the data has been fully gleaned, it is expected that this process would take ninety days.

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

Effect of Compliance with Federal, State, and Local Provisions for the Protection of the Environment

We have no present or anticipated direct future costs associated with environmental compliance, since we are not and will not be directly involved in manufacturing drug products as a result of our research and development; however, we may be affected in the percentage licensing fees we receive, since a company may consider the environmental expense as an offset to a determination of the percentage amount we receive. We produce a drug that has limited waste issues and related costs, but handles environmentally related matters through the FDA’s Good Manufacturing Practices, the FDA mandated guidelines pertaining to the production of drugs in the United States.

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

The global sales of drugs for the treatment of Multiple Sclerosis reached over $30 billion in 2025 and is expected to grow to over $46 billion by 2033 according to Nova Advisor. The main category are interferon-based drugs, which account for over 90% of sales. Ocrevus leads the category with over $7 billion in sales, followed by Kesimpta with $2.7 billion in sales. The main attraction for Ocrevus is dosing by infusion of only twice annually.There has been little innovation in the treatment of MS in over 30 years. More recently, BTK inhibitors have been studied as an alternative to the interferon-type drugs. This class of drug still faces challenges that include side effects – some severe; including liver failure in some patients. Sanofi’s drug, tolebrutinib, failed late stage trials in 2025; placing doubt on future drugs of this mechanism.

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

We have set forth below a summary of venom-based drugs and their potential applications.

Company	Drug	Application
Pentapharm	Batroxobin (Defibrase)	Anticoagulant from Lancehead viper
Knoll Pharmaceutical	Ancrod (Viprinex)	Anticoagulant from Malayan pit viper
Bristol-Myers Squibb	Capoten (Captopril)	Antihypertensive from Brazilian Pit Viper
Medicure	Tirofiban (Aggrastat)	Antiplatelet drug from Saw-scaled viper
Millennium Pharmaceutical	Eptifibatide (Integrilin)	Antiplatelet drug from Pygmy rattlesnake
Amylin Pharmaceuticals	Exanatidfe (Byetta)	Treatment for type 2 diabetes and obesity from Gila Monster venom
Elan Pharmaceuticals	Ziconotide (Prialt)	Intrathecal drug from cone snails for intractable pain

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

Employees

We employ a total of 7 employees, consisting of: (a) our Chief Executive Officer (b) Our Director of Marketing (c) our Chief Scientific Officer (d) our VP of Operations (e) our Operations Manager, (f) our Quality Systems Manager and (g) our Warehouse Manager. We utilize outside consultants, legal and accounting personnel as necessary and as funding permits.

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

We incurred net losses of $2,047,392 and $1,285,663 for the years ended December 31, 2025 and 2024, respectively. We incurred net operating losses of $1,462,338 and $878,421 for the years ended December 31, 2025 and 2024, respectively. We anticipate that these operating losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, which raises substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our achieving sufficient sales levels of our Nyloxin and Pet Pain Away products and obtaining adequate financing. Unless we can begin to generate material revenue, we may not be able to remain in business. We cannot assure you that we will raise enough money or generate sufficient sales to meet our future working capital needs.

We have a limited revenue producing history with significant losses and expect losses to continue for the foreseeable future.

We incurred net losses of $2,047,392 and $1,285,663 for the years ended December 31, 2025 and 2024, respectively. We incurred net operating losses of $1,462,338 and $878,421 for the years ended December 31, 2025 and 2024, respectively. As a result, at December 31, 2025, we had an accumulated deficit of $78,278,529. Our revenues have been insufficient to sustain our operations and we expect our revenues will be insufficient to sustain our operations for the foreseeable future. Our potential profitability will require the successful commercialization of our Nyloxin and Pet Pain-Away products; or a potential licensing of our therapies under development.

We will require additional financing to sustain our operations and without it will be unable to continue operations.

At December 31, 2025, we had a working capital deficit of $16,813,637. Our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have a negative cash flow from operations of approximately $1.16 million and $0.42 million for the years ended December 31, 2025 and 2024, respectively. We have insufficient financial resources to fund our operations.

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

From October 2009 until December 31, 2025, our operations centered on the marketing of Cobroxin (our discontinued product), Nyloxin and Nyloxin Extra Strength. In December of 2014, we launched Pet Pain-Away and began actively marketing the product. In May of 2022, we began producing products for Avini Health Corporation. Avini Health distributes wellness and nutritional products through their network of independent distributors in the United States, Canada and the US Virgin Islands. The products that we provide for Avini Health include private label versions of our Nyloxin products and are sold as: Avini Plus Relief oral spray, Avini Plus Relief topical gel, Avini Plus Relief roll-on, and Avini Plus Relief for Pets. We also provided the following products: a dietary fiber blend sold as Avini Plus Fiber, a micronized and activated colloidal suspension of zeolite that is sold as Cell Defender, a mushroom and zeolite blend sold in capsules as ZMUNITY, and a caffeine adaptogenic 2oz energy shot sold as Avini Plus Energy. During fiscal year 2024, we earned revenues of $392,150, $77,217 of it was from sales of Nyloxin and $52,750 of it was from sales of Pet Pain-Away, $116,342 of it was from sales of private label clients, and $145,841 of it was from sales to Avini of products manufactured by the Company, including both Nutra-branded products and Avini-branded products. If we cannot achieve sufficient sales levels of our Nyloxin and Pet Pain-Away products, or if we are unable to secure financing, our operations will be negatively affected. During fiscal year 2025, we earned revenues of $385,307, $58,309 of it was from sales of Nyloxin and $55,185 of it was from sales of Pet Pain-Away, $144,118 of it was from sales of private label clients, and $127,695 of it was from sales to Avini of products manufactured by the Company, including both Nutra-branded products and Avini-branded products. If we cannot achieve sufficient sales levels of our Nyloxin and Pet Pain-Away products, or if we are unable to secure financing, our operations will be negatively affected.

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

As of December 31, 2025, we had 109,150,000 outstanding shares that were subject to the limitations of Rule 144 under the Securities Act of 1933. In general, Rule 144 provides that any non-affiliates, who have held restricted common stock for at least six-months, are entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We leased an aggregate of 5,500 square feet of office, laboratory, and warehouse space at 1537 NW 65th Avenue, Plantation, Florida. The lease with Shelter Developers of America (“Shelter”) was renewed through December 31, 2025, with no further renewal. The lease called for monthly payments of approximately $8,500, which included base rent, common area expenses, real estate taxes and insurance. In September of 2023, we moved our operations to 6400 Park of Commerce Blvd, Suite 1B, Boca Raton, Florida. We share 18,504 square feet with Avini Health, a private dietary supplement company. We have use of a laboratory, conference room, production suites and 3 offices. Avini Health grants us the use of the facilities as part of our contract manufacturing agreements without further payments.

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

CSA 8411, LLC v. Nutra Pharma Corp., Case No. CACE 18-023150

On October 12, 2018, CSA 8411, LLC filed a lawsuit against the Company in the 17th Judicial Circuit Court in and for Broward County, Florida (Case No. CACE 18-023150) to recover $100,000 allegedly owed under an amended promissory note dated April 12, 2017. The Company filed its Answer and Affirmative Defenses on November 1, 2018, and asserted counterclaims against the plaintiff and certain related parties. Mediation was held on June 21, 2019 but did not result in a resolution at that time. The dispute remained ongoing until it was resolved through settlement in May 2025.

On May 19, 2025, the parties settled the case; fully resolving all existing disputes and conflicts between the parties. We agreed to pay $35,000 to the plaintiff(s) on or before May 19, 2025 and make nine (9) monthly payments of $10,000 each, beginning on June 19, 2025. The case was dismissed on May 20, 2025 and all payments have been made as agreed.

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

	2024 Fiscal Year
	High Bid	Low Bid

First Quarter	$0.0017	$0.0001
Second Quarter	$0.0001	$0.0001
Third Quarter	$0.0001	$0.0001
Fourth Quarter	$0.0001	$0.0001

	2025 Fiscal Year
	High Bid	Low Bid

First Quarter	$0.0002	$0.0001
Second Quarter	$0.0003	$0.0001
Third Quarter	$0.0002	$0.0001
Fourth Quarter	$0.0050	$0.0001

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

Holders

As of May 20, 2026, based upon records obtained from our transfer agent, there were 397 holders of record of our common stock. Our transfer agent records do not account for other holders of our common stock that are held in street name or by broker dealers as custodian for individual holders of our stock. We have one class of common stock outstanding.

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

Equity Compensation Plans

Securities authorized per issuance under Equity Compensation Plans as of December 31, 2025 and 2024 are as follows:

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

2003 Plan

On December 3, 2003, our Board of Directors approved the Employee/Consultant Stock Compensation Plan (the “2003 Plan”). The purpose of the 2003 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2003 Plan is 62,500. As of December 31, 2025 and 2024, we had issued a total of 62,375 shares under the 2003 Plan.

2007 Plan

On June 6, 2007, our Board of Directors approved the 2007 Employee/Consultant Stock Compensation Plan (the “2007 Plan”). The purpose of the 2007 Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the 2007 Plan is 625,000. As of December 31, 2025 and 2024, we had issued a total of 618,750 shares under the 2007 Plan.

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

During May 2025 through December 2025, the Company issued 220,000,000 shares of its common stock to a service provider pursuant to a consulting agreement. 220,000,000 shares have been recorded as common stock to be issued as of December 31, 2025, as the transfer agent had not yet completed the issuance process. The shares were valued based on the Company’s trading price on the issuance date, resulting in an aggregate fair value of approximately $30,000.

In January 2026, the Company issued 60,000,000 shares of its common stock in connection with a settlement agreement. The shares were valued based on the Company’s trading price on the issuance date, resulting in an aggregate fair value of approximately $12,000.

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

Inventory Obsolescence: Inventories are valued at the lower of cost or net realizable value. We periodically perform an evaluation of inventory for excess, impairments and obsolete items. At December 31, 2025, our inventory consisted entirely of raw materials and finished goods that are utilized in the manufacturing of finished goods. These raw materials generally have expiration dates in excess of 10 years. Commencing on October 1, 2019, we classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed.

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

Derivative Accounting for Convertible Debt: The Company evaluated the terms and conditions of the convertible debt under the guidance of ASC 815, Derivatives and Hedging. The conversion terms of some of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the debt is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt is included in the value of the derivative liabilities. Pursuant to ASC 815-15, Embedded Derivatives, the fair value of the convertible debt and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

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

Accomplishments during 2025 & Subsequent Accomplishments

In October of 2025, we expanded our online efforts to include marketing and social media consultants to expand sales of Nyloxin and Pet Pain-Away. This has led to a bigger footprint on Amazon as well as the placement of Pet Pain-Away on Chewy, the largest online pet site.

Throughout 2025, we have worked with our auditors and consultants to bring the Company’s financial reporting up to date. That allowed us to file seven reports in 2025 (The annual report for 2022, all reports for 2023 as well as the first two quarters of 2024. To date, we have filed an additional five reports in 2026 (3rd quarter and annual report for 2024 as well as the first three quarters of 2025).

Results of Operations

Status of Operations

In November 2014, we announced the recertification of our laboratory facility as the first step in re-engaging our drug development activities. In September 2015, we received Orphan designation from the FDA for our lead drug candidate, RPI-78M for the treatment of Pediatric Multiple Sclerosis. This will allow us to shorten the timeline on clinical studies and may allow an eventual Fast Track through the approval process. We are currently working with our consultants to prepare a pre-IND meeting with the FDA in order to gain approval of a protocol for a Phase I/II clinical study in Pediatric MS. Our goal is to begin the study in late 2026.

We estimate that we will require approximately $1,500,000 to fund our existing operations over the next twelve months. These costs include: (i) compensation for seven (7) full-time employees; (ii) compensation for various consultants who we deem critical to our business; (iii) product liability insurance; and (iv) outside legal and accounting services. These costs reflected in (i) – (iv) do not include research and development costs or other costs associated with clinical studies.

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

Comparison of Years Ended December 31, 2025 and 2024

Net sales to unrelated customers were $257,612 for the year ended December 31, 2025, compared to $246,309 for the year ended December 31, 2024, representing an increase of $11,303, or approximately 4.59%. The increase was primarily driven by growth in private label customers and higher order volumes during 2025.

Net sales to a related party were $127,695 for the year ended December 31, 2025, compared to $145,841 for the year ended December 31, 2024, representing a decrease of $18,146, or approximately 12.44%. The decrease was primarily attributable to reduced sales volume and pricing during the current year compared to the prior-year period.

Cost of sales for the year ended December 31, 2025 is $183,679 compared to $84,827 for the year ended December 31, 2024. Our cost of sales includes the direct costs associated with manufacturing, shipping, handling costs, and inventory quality control personnel salaries. Our gross profit margin for the year ended December 31, 2025 is $196,628 or 51.03% compared to $247,323 or 63.07% for the year ended December 31, 2024. This gross margin includes reserves of $5,000 in the current year and $60,000 in the prior-year quarter for undelivered venom and slow-moving inventory. Excluding the reserve, gross margin for the current year would be 52.36% compared to 78.37% for the prior-year period, with the variance primarily attributable to the addition of inventory quality control personnel costs, higher manufacturing costs related to private label product sales to unrelated parties, as well as pricing changes in related party sales.

Operating expenses increased by $533,222, or 47.37%, from $1,125,744 for the year ended December 31, 2024 to $1,658,966 for the year ended December 31, 2025. The increase was primarily attributable to a $52,800 increase in the allowance for credit losses recorded during 2025, higher consulting fees related to general business advisory services, increased payroll and compensation-related expenses associated with expanded operational activities, and professional fees incurred in connection with the Company’s resumption of SEC filing activities, partially offset by a decrease in legal fees following the settlement of the SEC lawsuit. Consulting fees increased by approximately $154,000, payroll increased by approximately $75,000, and professional fees increased by approximately $367,000, partially offset by a decrease in legal fees of approximately $130,000, among other changes.

Other income was $58,750 and $103,450 for the years ended December 31, 2025 and 2024, respectively. Amounts attributable to the amortization of debt discounts on convertible notes receivable were $3,750 and $3,450 for the years ended December 31, 2025 and 2024, respectively. $50,000 and $100,000 of other income was recognized under a short-term research and development services contract during the years ended December 31, 2025 and 2024, respectively. The remaining $5,000 relates to a one-time related-party reimbursement for shared equipment usage recognized in the second quarter of 2025.

Interest expense, including related party interest expense, increased $116,492 or 36.00%, from $323,568 for the year ended December 31, 2024 to $440,060 for the year ended December 31, 2025. This increase was primarily due to an increase in amortization of loan discounts in the year ended December 31, 2025 compared to the year ended December 31, 2024.

We carry certain of our debentures at fair value. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt is included in the value of the derivative liabilities. For the years ended December 31, 2025 and 2024, the liability related to these hybrid instruments fluctuated, resulting in a loss of $257,270 and $220,902, respectively. Interest expense on these debentures is included in the change in fair value of convertible notes and derivatives in the accompanying consolidated statements of operations.

Gain on settlement of debts, accrued expense and vendor payable increased $19,748 or 58.46%, from a gain of $33,778 for the year ended December 31, 2024 to a gain of $53,526 for the year ended December 31, 2025. The higher gain in 2025 was primarily attributable to a debt settlement executed during the second quarter. In contrast, the gain recognized in the 2024 period primarily resulted from settlements through the issuance of common stock in the first quarter of 2024, with the amount of gain influenced by fluctuations in the Company’s stock price, as well as a gain on settlement of vendor payable recorded during the fourth quarter of 2024.

As a result of the foregoing, our net loss increased by $761,729 or 59.25%, from net loss of $1,285,663 for the year ended December 31, 2024 to a net loss of $2,047,392 for the year ended December 31, 2025.

For the year ended December 31, 2025, net cash used in operating activities was approximately $1.16 million, compared to approximately $0.42 million for the year ended December 31, 2024, representing an increase in cash used of approximately $0.74 million year over year.

The increase in cash used in operating activities was primarily attributable to less favorable changes in working capital during 2025 compared to the prior year, partially offset by higher non-cash adjustments. In 2025, working capital changes resulted in a net cash outflow of approximately $0.21 million, compared to a net cash inflow of approximately $0.39 million in 2024, reflecting a year-over-year unfavorable variance of approximately $0.18 million, largely attributable to higher consulting and professional fees. In 2025, non-cash adjustments totaled approximately $0.67 million, compared to approximately $0.47 million in 2024. The increase was primarily driven by $0.05 million of change in allowance for credit loss, $0.29 million of amortization of loan discounts, $0.26 million related to the change in fair value of convertible notes and derivatives, and $0.09 million of amortization of operating lease right-of-use assets. Additional non-cash items included $0.03 million of stock-based compensation and $0.01 million of depreciation, partially offset by a $0.05 million gain on settlement of debt and accrued expenses. Collectively, these factors led to higher cash used in operating activities in 2025 compared to 2024.

For the year ended December 31, 2025, net cash used in investing activities was approximately $0.05 million, primarily consisting of $0.03 million of purchases of property and equipment and $0.03 million of advances on convertible notes receivable. Unlike the prior year, there were no repayments on convertible notes receivable in 2025.

For the year ended December 31, 2025, net cash provided by financing activities was approximately $1.19 million. Financing inflows were primarily driven by $1.05 million of proceeds from convertible notes, $0.55 million of advances from the Company’s former CEO and an entity majority controlled by him, and $0.11 million from other notes payable, partially offset by $0.29 million of repayments of other notes payable, $0.20 million of repayments of officer loans, and $0.04 million of repayments of convertible notes. Overall, financing activity in 2025 reflects a significant increase in capital raising through convertible debt compared to the prior year, which was the primary source of liquidity during 2025.

Liquidity and Capital Resources

During December 31, 2025 and 2024, respectively, we had negative cash from operations of approximately $1.16 million and $0.42 million. Our lack of cash, significant losses and working capital deficits and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2025 and 2024, we have experienced net loss of $2,047,392 and a net loss of $1,285,663, respectively, and had an accumulated deficit of $78,278,529 for the period from our inception to December 31, 2025. In addition, we had working capital and stockholders’ deficits at December 31, 2025 of $16,813,637 and $16,825,306, respectively.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

As of December 31, 2025, we had $12,181 in cash and owed approximately $5.10 million in vendor payables and accrued expenses. We currently do not have sufficient cash to sustain our operations for the next 12 months and will require additional financing or an increase in sales in order to execute our operating plan and continue as a going concern. Our plan is to continue to increase sales of our products and attempt to secure adequate funding to bridge the commercialization of our Nyloxin and Pet Pain-Away products. We cannot predict whether additional financing will be in the form of equity, debt, or another form and we may be unable to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

Current operations are primarily being funded through a combination of product sales, promissory notes and convertible notes. During the year ended December 31, 2025, the Company raised $1,051,805 from the issuance of convertible notes and $112,650 from promissory notes.

Historically, we have relied upon loans from our former Chief Executive Officer, Rik J Deitsch, to fund costs associated with our operations. As of December 31, 2025, the outstanding balance was $1,339,794, consisting entirely of amounts due to companies majority-owned and controlled by this officer, and is non-interest bearing. During the year ended December 31, 2025, the Company repaid an aggregate of $199,637 and received advances totaling $552,504.

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

Item 8. Financial Statements and Supplementary Data

The information required by this item begins on page F-1 and is attached hereto and incorporated herein by reference. The index to our annual consolidated financial statements as of and for the years ended December 31, 2025 and 2024 can be found under Item 15.

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

Item 9A. Controls and Procedures

Section 1.

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2025, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2025, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer/Chief Financial Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2025. In light of this, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

Section 2.

Management’s Annual Report on Internal Control over Financial Reporting

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025, our management concluded that its material weaknesses in its internal controls over financial reporting include matters pertaining to: (a) lack of qualified accounting personnel; (b) inadequate segregation of duties; (c) the need to enhance the supervision, monitoring and reviewing of financial statement preparation processes due to lack of qualified accounting personnel; and (d) instances of business arrangements and transactions, with both related and unrelated parties, that were not supported by formal written agreements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our Chief Executive Officer/Chief Financial Officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 and concluded that it is ineffective because of the material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; (ii) inadequate segregation of duties; (iii) limited checks and balances in processing cash and other transactions; and (iv) lack of independent directors and an independent audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In conjunction with Item 9A above (Evaluation of Internal Controls over Financial Reporting) and following our management’s assessment and conclusion that our internal control over financial reporting as of December 31, 2025 is ineffective, because of the material weaknesses described above, we are seeking a new Chief Financial Officer pending funding.

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

Listed below are our executive officers and directors as of May 20, 2026

Name	Age	Position with the Company	Director Since
Michael Flax, DDS	72	Chairman, President and Chief Executive Officer	2024
Stewart Lonky, M.D.	79	Director (1)	2004
Garry R. Pottruck	69	Director (1)	July 2009
Dale Vanderputten	66	Chief Scientific Officer	August 2016

(1) Dr. Lonky and Garry R. Pottruck are members of our Audit Committee and Compensation Committee.

Michael Flax, D.D.S., M.S., P.A. has been our Chairman, Chief Executive Officer, and Chief Financial Officer since March 19, 2024. Dr. Flax is a Diplomate of the American Board of Endodontics, a member of the American Association of Endodontics, and a Fellow of the American College of Dentists. He has several research papers and presentations including work on the solubility and biocompatibility of calcium hydroxide-containing root canal sealer as well as investigations into anaerobic bacteria in periapical lesions of human teeth. He also worked in medical devices and developed adhesives for pipettes during autoclave procedures. Dr. Michael Flax holds a certificate from the University of Pennsylvania School of Dental Medicine in Endodontics, 1986, a D.D.S. from Georgetown University Dental School, 1981, an M.S. in chemistry from St. John’s University, 1977, and a B.A. major in chemistry, minor in engineering from Miami University in Oxford, Ohio. He is licensed to practice dentistry in the states of Florida, Maryland, New York, Pennsylvania, and the District of Columbia.

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

Section 16(a) Compliance of Officers and Directors

As of May 20, 2026, based on our review of Forms 3, 4, 5, and Schedule 13D furnished to us during the last fiscal year, all of our officers and directors filed the required reports.

Corporate Governance

a. Committees

(i) Audit Committee

On November 5, 2004, our Board of Directors established an Audit Committee. An audit committee charter was approved by the Board on October 14, 2012. Mr. Pottruck became the Chairman/Member of the Audit Committee as of July 29, 2009. Dr. Lonky also serves on the Audit Committee. During our 2025 Fiscal Year, our Audit Committee did not meet. With the resumption of the Company’s reporting, the audit committee met prior to the filing of each of the 2025 quarterly reports to review such reports. The Audit Committee addresses any questions it has to our Board members and officers, and our principal independent accountants.

(ii) Compensation Committee

On November 5, 2004, our Board of Directors established a Compensation Committee. We do not have a Compensation Committee Charter. Dr. Lonky serves on our Compensation Committee and Mr. Pottruck became our Compensation Committee’s Chairman as of July 29, 2009. During our 2025 fiscal year, our Compensation Committee met two times. Our Compensation Committee reviews all salaries, expenses, stock plans, and other compensation paid to our officers, directors, consultants, and others. Our Compensation Committee has not adopted any specific processes or procedures for considering executive and director compensation.

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

c. Board of Director Meetings

We had 3 Board of Directors meetings during our 2025 Fiscal Year. Our corporate actions that were subject to Board approval were accomplished by Board resolutions. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

d. Annual Shareholder Meetings

We held no annual shareholder meetings during 2025.

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

Item 11. Executive Compensation

The following table summarizes compensation information for the last two fiscal years for (i) our Chief Executive Officer and (ii) the most highly compensated executive officer other than the Chief Executive Officer who was serving as our executive officer at the end of the fiscal year (collectively, the “Named Executive Officers”).

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2025 and 2024.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Flax	2025	144,000	—	—	—	—	—	—	144,000
Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board (1)	2024	111,097	—	—	—	—	—	—	111,097

Dale Vanderputten	2025	144,000	—	—	—	—	—	—	144,000
Chief Scientific Officer	2024	144,000	—	—	—	—	—	—	144,000

(1)	Subsequent to the settlement with the SEC in March of 2024, Michael Flax, DDS. was appointed as our Chairman, CEO and CFO

(2)	Represents salary accrued or paid during 2025 and 2024, respectively

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal years ended December 31, 2025 and 2024.

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

Stock Option Grants in Last Fiscal Year

We did not grant incentive and non-qualified stock options in 2025 to any executive officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of May 20, 2026, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement that could result in a change in control of our company.

The following table assumes based on our stock records, that there are 7,159,727,214 shares of common stocks and 12,000,000 shares of Series B Preferred Stock issued and outstanding as of May 20, 2026:

Security Ownership of Management and Beneficial Owners

Name and Address of Director or Executive Officer	Number of Common Shares Beneficially Owned (1)	Percent of Common Shares	Number of Series B Preferred Shares Beneficially Owned (2)	Percent of Preferred Shares	% of Total Votes Held (Common & Preferred) (3)

Michael Flax	343	-%	0	0%	<.01%
Chairman/Chief Executive Officer/President
6400 Park of Commerce Blvd, Suite 1B, Boca Raton, FL

Rik J. Deitsch	48,298,859	0.67%	12,000,000	100.00%	62.88%
Former Chairman/Chief Executive Officer/President
6400 Park of Commerce Blvd, Suite 1B, Boca Raton, FL

Dr. Stewart Lonky	4,755,450	0.07%	0	0.00%	0.02%
Director
12936 Discovery Creek
Playa Vista, CA 90094

Garry Pottruck	17,198,475	0.24%	0	0.00%	0.09%
Director
10768 NW 18 Court
Coral Springs, Florida 33071

Dale Vanderputten, PhD	2,500,000	0.04%	0	0.00%	0.01%
Chief Scientific Officer
7120 Hialeah Ln
Parkland, FL 33067

All executive officers and directors as a group (5) persons	72,753,127	1.02%	12,000,000	100.00%	63.00%

(1)	Based upon 7,159,727,214 shares of common stock issued and outstanding as of the Record Date.
(2)	Based upon 12,000,000 shares of Series B Preferred Stock issued and outstanding as of the Record Date.
(3)	Based upon 7,159,727,214 shares of common stock and 12,000,000 shares of Series B Preferred Stock. Each Series B Preferred Stock entitled to 1,000 votes per share or an aggregate of 12,000,000,000 votes.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Due to Officers

At December 31, 2025 and 2024, the balance due to Rik Deitsch, the Company’s former CEO, and the companies majority owned and controlled by him (collectively referred to as “Due to Officer”) in the aggregate is $1,339,794 and $986,264, respectively. As of December 31, 2025, the balance consisted solely of amounts due to companies majority owned and controlled by this officer, as all amounts previously due to the officer individually had been fully repaid as of that date. The balance is unsecured. A portion of the December 31, 2024 balance was accruing interest at 4% per annum until repaid in full. The remaining portion is non-interest bearing and relates to amounts due to companies majority owned and controlled by him. Accrued interest is included in the “Due to officer” balance on the accompanying consolidated balance sheets.

During the year ended December 31, 2025, in the aggregate, we repaid $199,637 and were advanced $552,504. During the year ended December 31, 2024, in the aggregate, we repaid $206,982 and were advanced $530,396.

Interest expense related to amounts due to the officer was $663 and $3,418 for the years ended December 31, 2025 and 2024, respectively. The Company had fully reserved receivables from companies owned by him. The reserve was $177,261 as of December 31, 2025 and 2024.

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

Debt owed to a Director

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. The Company paid $65,000 of accrued interest during 2021 and 2022, including $10,000 settled through the issuance of 12,500,000 shares of common stock in a related-party transaction in 2021, and paid an additional $10,000 of accrued interest during 2025. At December 31, 2025 and 2024, we owed this director accrued interest of $202,831 and $189,961, respectively.

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

As of December 31, 2025 and 2024, the Company recorded accounts receivable from related party of $24,385 and $5,800, respectively, related to Avini product sales.

During 2025, Avini purchased certain raw materials on behalf of the Company for use in the manufacture of private label products. These purchases totaled $37,416 during 2025, and have been reimbursed to Avini in full as of December 31, 2025.

During the first quarter of 2024, the Company reclassified a portion of previously issued convertible debts for a total of $253,000 to due to officers upon the appointment of Michael Flax as the Chief Executive Officer of the Company.

As of December 31, 2025 and 2024, we had the following related party balances:

	December 31, 2025	December 31, 2024
Account receivable – related party, net	$24,385	$5,800
Due to officers (See Note 5)	1,592,794	1,239,264
Accrued payroll due to officers	1,854,802	1,641,554
Accrued interest to a related party	202,831	189,961
Additional paid in capital – related party debt forgiveness	-	240,557

For the years ended December 31, 2025 and 2024, we had the following related party transactions:

	December 31, 2025	December 31, 2024
Net sales to a related party	$127,695	$145,841
Raw materials purchased from a related party	37,416	-
Other income	5,000	-
Interest expense to a related party	22,870	21,237

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

Audit Fees

The fees billed and to be billed by our current auditor, Astra, for the audit of our 2025 annual consolidated financial and for the reviews of our 2025 interim condensed consolidated financial statements was $89,000.

The fees billed and to be billed by our current auditor, Astra, for the audit of our 2024 annual consolidated financial and for the reviews of our 2024 interim condensed consolidated financial statements was $77,500.

The fees billed by our current auditor, Astra, for the audits of our 2021, 2022 and 2023 annual consolidated financial and for the reviews of our 2023 interim condensed consolidated financial statements was $172,500.

Audit-Related Fees

Audit-related fees represent review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years, and the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. No such fees were billed by Astra for 2025 or 2024, respectively.

Tax Fees

No such fees were billed by Astra for 2025 or 2024, respectively.

All Other Fees

No such fees were billed by Astra for 2025 or 2024, respectively.

As of December 31, 2025, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company has an audit committee which reviewed all fees to the principal accountant. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

Dated: May 20, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Michael Flax, DDS	Chairman of the Board, President,	May 20, 2026
Chief Executive Officer,
Principal Financial Officer,
Principal Accounting Officer

/s/ Garry R. Pottruck	Director	May 20, 2026

/s/ Stewart Lonky, MD	Director	May 20, 2026

Nutra Pharma Corporation

Consolidated Financial Statements

For the Years ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nutra Pharma Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutra Pharma Corporation (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2024.

Tampa, Florida

May 20, 2026

3702 W Spruce St #1430 ● Tampa, Florida 33607 ● +1.813.441.9707

NUTRA PHARMA CORP.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$12,181	$36,447
Accounts receivable	26,060	23,755
Accounts receivable - related party, net	24,385	5,800
Inventory, current portion	19,535	17,696
Other receivable	133,906	28,906
Convertible notes receivable, net of discount	30,500	1,750
Receivable from sale of Stemsation stocks, net	-	52,800
Investment in Stemsation stocks	17,600	17,600
Settlement receivables	160,084	160,084
Prepaid expenses and other current assets	35,332	29,999
Total current assets	459,583	374,837

Inventory, less current portion	99,170	114,670
Property and equipment, net	25,805	10,402
Operating lease right-of-use assets, net	-	90,783
Security deposit	-	8,803
Total assets	$584,558	$599,495

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$853,581	$802,314
Accrued expenses	2,186,283	2,103,077
Accrued payroll due to officers	1,854,802	1,641,554
Accrued interest to related parties	202,831	189,961
Due to officers	1,592,794	1,239,264
Derivative liabilities	960,382	708,115
Other debt, net of discount, current portion	9,610,022	8,480,544
SBA notes payable, current portion	12,525	8,952
Operating lease obligations, current portion	-	93,411
Total current liabilities	17,273,220	15,267,192

SBA notes payable, less current portion	136,644	140,217
Total liabilities	17,409,864	15,407,409

Commitments and Contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized and 12,000,000 Series B Preferred shares authorized, issued and outstanding	12,000	12,000
Common stock, $0.001 par value, 12,000,000,000 shares authorized; 7,099,727,214 shares issued and outstanding	7,099,727	7,099,727
Common stock to be issued	501,678	471,678
Additional paid-in capital	53,839,818	53,839,818
Accumulated deficit	(78,278,529)	(76,231,137)
Total stockholders’ deficit	(16,825,306)	(14,807,914)
Total liabilities and stockholders’ deficit	$584,558	$599,495

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2025	2024

Net sales	$257,612	$246,309
Net sales to a related party	127,695	145,841
Cost of sales	(183,679)	(84,827)
Reserve for supplier advances for purchases	(5,000)	(60,000)
Gross profit	196,628	247,323

Operating expenses:
Payroll, benefits and related taxes	700,900	625,806
Professional fees	458,289	220,845
Consulting expenses	331,465	177,581
Other selling, general and administrative costs	115,512	101,512
Change in allowance for credit losses	52,800	-
Total operating expenses	1,658,966	1,125,744
Loss from operations	(1,462,338)	(878,421)

Other income (expenses)
Other income	58,750	103,450
Interest expense	(417,190)	(302,331)
Interest expense to related parties	(22,870)	(21,237)
Change in fair value of convertible notes and derivatives	(257,270)	(220,902)
Net gain on settlement of debt, accrued expense, and vendor payable	53,526	33,778
Total other expenses, net	(585,054)	(407,242)
Loss before income taxes	(2,047,392)	(1,285,663)
Provision for income taxes	-	-
Net loss	$(2,047,392)	$(1,285,663)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic	7,778,855,639	7,673,659,591

Weighted average number of shares outstanding during the period - diluted	7,778,855,639	7,673,659,591

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2025 and 2024

	Preferred Stock Series B		Common Stock		Common Stock to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2023	12,000,000	$12,000	7,064,727,214	$7,064,727	557,375,000	$469,678	$53,630,761	$(74,945,474)	$(13,768,308)

Common stock issued for debt modification and penalty	-	-	35,000,000	35,000	-	-	(31,500)	-	3,500
Common stock to be issued for settlement of vendor payable	-	-	-	-	20,000,000	2,000	-	-	2,000
Related party debt forgiveness	-	-	-	-	-	-	240,557	-	240,557
Net loss	-	-	-	-	-	-	-	(1,285,663)	(1,285,663)

Balance -December 31, 2024	12,000,000	$12,000	7,099,727,214	$7,099,727	577,375,000	$471,678	$53,839,818	$(76,231,137)	$(14,807,914)

Common stock to be issued for stock based compensation	-	-	-	-	220,000,000	30,000	-	-	30,000
Net loss	-	-	-	-	-	-	-	(2,047,392)	(2,047,392)

Balance -December 31, 2025	12,000,000	$12,000	7,099,727,214	$7,099,727	797,375,000	$501,678	$53,839,818	$(78,278,529)	$(16,825,306)

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(2,047,392)	$(1,285,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in reserve for supplier advances for purchases	5,000	60,000
Net gain on settlement of debt, accrued expense and vendor payable	(53,526)	(33,778)
Change in allowance for credit losses	52,800	-
Depreciation	10,649	7,440
Stock-based compensation	26,667	-
Amortization of convertible notes receivable discount	(3,750)	(3,450)
Change in fair value of convertible notes and derivatives	257,270	220,902
Amortization of loan discount	286,592	134,089
Amortization of operating lease right-of-use assets	90,783	83,739
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,305)	(1,322)
Increase in accounts receivable - related party, net	(18,585)	(5,800)
Decrease in inventory	13,661	12,348
Increase in other receivable	(105,000)	(56,906)
Increase in prepaid expenses and other current assets	(7,000)	(60,000)
Increase in accounts payable	51,267	61,215
Increase in accrued expenses	136,732	227,188
Increase in accrued payroll due to officers	213,248	267,861
Decrease in deferred revenue - related party	-	7,226
Increase in accrued interest to related parties	13,533	24,655
Decrease in operating lease obligations	(93,411)	(83,703)
Decrease in security deposit	8,803	-
Net cash used in operating activities	(1,163,964)	(423,959)

Cash flows from investing activities:
Purchase of property and equipment	(26,052)	-
Convertible notes receivable advances	(25,000)	(1,000)
Convertible notes receivable repayments	-	42,300
Net cash (used in) provided by investing activities	(51,052)	41,300

Cash flows from financing activities:
Loans from officer	552,504	530,396
Repayment of officer loans	(199,637)	(206,982)
Proceeds from convertible notes	1,051,805	229,000
Repayment of convertible notes	(39,500)	(46,321)
Advances from other notes payable	112,650	212,390
Repayments of other notes payable	(287,072)	(299,377)
Net cash provided by financing activities	1,190,750	419,106

Net change in cash	(24,266)	36,447

Cash - beginning of period	36,447	-

Cash - end of period	$12,181	$36,447

Supplemental Cash Flow Information:
Cash paid for interest	$46,266	$35,392
Cash paid for income taxes	$-	$-

Non Cash Financing and Investing:
Common stock to be issued for stock based compensation	$30,000	$-
Common stock issued for debt modification and penalty	$-	$3,500
Common stock issued for settlement of vendor payable	$-	$2,000
Reclassification of convertible notes payable to due to officers	$-	$253,000
Reclassification of other receivable to convertible notes receivable	$-	$33,000
Related party debt forgiveness	$-	$240,557
Sale of Stemsation shares for which proceeds were receivable at period end	$-	$17,600

See the accompanying notes to the consolidated financial statements

NUTRA PHARMA CORP.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2025 were presented to provide additional detail by expense category, including payroll, benefits and related taxes, professional fees, consulting expenses, and other selling, general and administrative costs. The reclassifications had no effect on previously reported total assets, total liabilities, stockholders’ deficit, net loss, or cash flows.

Liquidity and Going Concern

Our Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $78,278,529 at December 31, 2025. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $16,813,637 and a stockholders’ deficit of $16,825,306 at December 31, 2025.

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers and a third party payment processor, net of estimated allowances for uncollectible accounts. No allowance for doubtful accounts is deemed to be required at December 31, 2025 and 2024.

During the year ended December 31, 2025, the Company recorded a provision for credit losses of $52,800 related primarily to the establishment of reserves against receivables from sales of Stemsation stock based on management’s evaluation of collectability and current expected credit loss factors.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. We classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of sales. We performed an evaluation of our inventory and related accounts at December 31, 2025 and 2024, and determined no reserves were necessary.

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

Cash and cash equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits of $250,000. For the purpose of the consolidated statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2025 and 2024, the cash balance is $12,181 and $36,447, respectively.

Concentration of Credit Risk

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. In addition, for the years ended December 31, 2025 and 2024, sales to Avini Health (“Avini”), a related party, accounted for 33% and 37% of the total revenues, respectively. For the years ended December 31, 2025 and 2024, an unrelated third-party customer accounted for approximately 29% and 22%, respectively, of the Company’s net sales. As of December 31, 2025 and 2024, 100% of the accounts receivable balances are reserves due from one payment processor.

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

Derivative Accounting for Convertible Debt and Options

The Company evaluated the terms and conditions of the convertible debt under the guidance of ASC 815, Derivatives and Hedging. The conversion terms of some of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the debt is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt and options are included in the value of the derivative liabilities. Pursuant to ASC 815-15, Embedded Derivatives, the fair value of the convertible debt, options and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

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

On an annual basis, we evaluate tax positions that have been taken or are expected to be taken in our tax returns to determine if they are more than likely to be sustained if the taxing authority examines the respective position. At December 31, 2025 and 2024, we do not believe we have a need to record any liabilities for uncertain tax positions or provisions for interest or penalties related to such positions.

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

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because for the years ended December 31, 2025 and 2024, the effect of including these potential shares was antidilutive due to a net loss:

	December 31, 2025	December 31, 2024
Convertible notes payable at fair value	20,464,672,276	20,414,656,197
Convertible notes payable	9,603,818,636	7,081,149,502
Total	30,068,490,912	27,495,805,699

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

Recent Accounting Pronouncements

Adopted Pronouncements

Effective January 1, 2025, the Company adopted ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740) (“ASU 2023-09”), which enhances the existing income tax disclosure requirements by requiring greater disaggregation within the effective tax rate reconciliation and expanded information regarding income taxes paid by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU did not have a material effect on the accompanying consolidated financial statements.

Not Yet Effective Pronouncements

The Company has evaluated the impact of the following recently issued accounting standards, which have not yet been adopted as of December 31, 2025:

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

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and 2024 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the consolidated financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at December 31, 2025 and 2024:

	Fair Value Measurements at December 31, 2025
Liabilities:	Total	Level 1	Level 2	Level 3
Derivative liabilities	$960,382	$-	$960,382	$-
Convertible notes at fair value	$2,046,469	$-	$-	$2,046,469

	Fair Value Measurements at December 31, 2024
Liabilities:	Total	Level 1	Level 2	Level 3
Derivative liabilities	$708,115	$-	$708,115	$-
Convertible notes at fair value	$2,041,464	$-	$-	$2,041,464

We valued derivative liabilities using the number of potential convertible shares for convertible notes with a fixed conversion price that are recorded at amortized cost times the closing stock price of our restricted common stock at December 31, 2025 and 2024, respectively. These derivative liabilities are recorded due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit and the equity environment is tainted, and therefore all convertible debt and options and warrants should be accounted for as liabilities.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at December 31, 2025 and 2024:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
2025	$663,529	8%-10%	19%-24%	N/A	$0.00005-$0.00007	50%-60%	3 to 25 Days
2024	$663,529	8%-10%	19%-24%	N/A	$0.00005-$0.00006	50%-60%	3 to 25 Days

Using the stated assumptions summarized in the table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2025 and 2024:

Description	2025	2024
Beginning balance	$2,041,464	$1,867,421
Loss from change in fair value (1)	5,005	174,043
Ending balance	$2,046,469	$2,041,464

(1)	The losses related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying consolidated statements of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At December 31, 2025 and 2024, inventories were as follows:

	December 31, 2025	December 31, 2024
Raw Materials	$111,170	$125,170
Finished Goods	7,535	7,196
Total Inventories	118,705	132,366
Less: Long-term inventory	(99,170)	(114,670)
Current portion	$19,535	$17,696

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Furniture and fixtures	$29,787	$20,805
Lab equipment	54,274	37,204
Total	84,061	58,009
Less: Accumulated depreciation	(58,256)	(47,607)
Property and equipment, net	$25,805	$10,402

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At December 31, 2025, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the years ended December 31, 2025 and 2024 was $10,649 and $7,440, respectively.

5. DUE TO/FROM OFFICERS

At December 31, 2025 and 2024, the balance due to Rik Deitsch, the Company’s former CEO, and the companies majority owned and controlled by him (collectively referred to as “Due to Officer”) in the aggregate is $1,339,794 and $986,264, respectively. As of December 31, 2025, the balance consisted solely of amounts due to companies majority owned and controlled by this officer, as all amounts previously due to the officer individually had been fully repaid as of that date. The balance is unsecured. A portion of the December 31, 2024 balance was accruing interest at 4% per annum until repaid in full. The remaining portion is non-interest bearing and relates to amounts due to companies majority owned and controlled by him. Accrued interest is included in the “Due to officer” balance on the accompanying consolidated balance sheets.

During the year ended December 31, 2025, in the aggregate, we repaid $199,637 and were advanced $552,504. During the year ended December 31, 2024, in the aggregate, we repaid $206,982 and were advanced $530,396.

Interest expense related to amounts due to the officer was $663 and $3,418 for the years ended December 31, 2025 and 2024, respectively. The Company had fully reserved receivables from companies owned by him. The reserve was $177,261 as of December 31, 2025 and 2024.

During March 2024, upon the appointment of Michael Flax as the Company’s Chief Executive Officer, the Company reclassified convertible notes payable totaling $253,000, which were issued during 2021 and 2022, to due to officer. The notes bear a conversion price of $0.0008 per share and have a contractual maturity of one year from their respective funding dates. The notes are currently in default.

These transactions were not conducted on an arm’s-length basis and, as such, may differ from the terms that would have been negotiated with an unrelated third party.

6. DEBTS

Debts consist of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Notes payable – Unrelated third parties (Net of discount of $24,587 and $44,310, respectively) (1)	$1,129,247	$1,249,396
Convertible notes payable – Unrelated third parties (Net of discount of $82,802 and $11,010, respectively) (2)	6,209,306	4,964,684
Convertible notes payable, at fair value (3)	2,046,469	2,041,464
Other advances from an unrelated third party (4)	225,000	225,000
SBA notes payable (5)	149,169	149,169
Ending balances	9,759,191	8,629,713
Less: Long-term portion- SBA notes payable	(136,644)	(140,217)
Current portion	$9,622,547	$8,489,496

(1)	At December 31, 2025 and 2024, the balance of $1,129,247 and $1,249,396 net of discount of $24,587 and $44,310, respectively, consisted of the following loans:

F-14

●

In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The Notes carry interest at 12% annually and were originally due on the date that was six-months from the execution and funding of the note. The notes were convertible into shares of Company’s common stock at a conversion price of $0.008 per share. The total liability recorded prior to the settlement on May 19, 2025 was $178,526, consisting of $91,156 in principal and $87,370 in accrued interest. The Company entered into a settlement agreement for $125,000, resulting in a gain on settlement of $53,526, which was recognized during the second quarter of 2025 and is included in net gain on settlement of debt in the accompanying consolidated statements of operations for the year ended December 31, 2025.

During the second through fourth quarter of 2025, the Company made repayments totaling $105,000, of which $33,844 was applied to accrued interest and $71,156 was applied to principal. As of December 31, 2025 and 2024, the outstanding principal balance was $20,000 and $91,156, respectively, and accrued interest was $0 and $84,671, respectively. The remaining balance was fully repaid in February 2026.

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. We signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011 (this includes a $25,000 penalty for non-payment). We repaid $25,000 during 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013, the debt of $281,772 reverted back to LPR and remains outstanding at December 31, 2025 and 2024.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge. The debt of $55,410 reverted back to University Centre West Ltd. and is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At December 31, 2025 and 2024, the accrued interest is $9,839 and $8,825, respectively.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At December 31, 2025 and 2024, the outstanding principal balance is $50,000 and accrued interest is $123,001 and $110,834, respectively.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At December 31, 2025 and 2024, the outstanding principal balance is $50,000 and accrued interest is $116,200 and $104,034, respectively.

●	A promissory note originally issued to an unrelated third party in August 2016 was restated in September 2019 in the amount of $333,543 bearing monthly interest at a rate of 2% and was due September 2020. The Note is in default and negotiation of settlement. At December 31, 2025 and 2024, the principal balance is $333,543, and the accrued interest is $512,321 and $431,159, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In March 2018, $15,000 of the principal balance of the note was assigned to an unrelated third party and is in default. In January 2020, the remaining principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). At December 31, 2025 and 2024, the principal balance outstanding is $15,000 and the accrued interest is $1,371.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2025 and 2024, the accrued interest is $112,500 and $100,334, respectively.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2025 and 2024, the accrued interest is $10,819 and $9,552, respectively.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The Company made scheduled payments through August 2017, however, it subsequently defaulted on the loan payment terms in 2017. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively, with the monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. The Company repaid an aggregate of $136,527 over the four years from 2018 through 2021. The portion of settlement of $130,401 was repaid in full as of March 31, 2021. At December 31, 2025 and 2024, the outstanding principal balance is $33,874 and is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At December 31, 2025 and 2024, the principal balance of the note is $50,000.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. During March 2020, $50,000 of the Note was settled for 125,000,000 shares with a fair value of $87,500. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. We repaid a total of $15,000 during 2022. At December 31, 2025 and 2024, the principal balance of the loan is $69,000, and is in default and negotiation of further settlement.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of further settlement. At December 31, 2025 and 2024, the principal balance of the note is $18,000 and the accrued interest is $2,000. The accrued interest represents a one-time amount and no further interest is accruing on the note.

●	In October 2024, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $99,400 of the Company’s future receivables in exchange for total proceeds of $68,550, on a non-recourse basis. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $99,400 was collected. In connection with this transaction, the Company recorded a total debt discount of $30,850 related to loan origination fees and issuance costs, which is being amortized over the term of the agreement. Repayments of $19,449 and $79,951 were made during 2024 and 2025, respectively, and the balance was fully repaid. Amortization for the years ended December 31, 2025 and 2024 was $24,810 and $6,040, respectively. At December 31, 2025 and 2024, the principal balance, net of debt discount of $0 and $24,810, was $0 and $55,141, respectively.

●	On December 6, 2024, the Company received a $25,000 cash advance to address a temporary liquidity shortage. No formal loan agreement was executed, as the advance was intended to be repaid within the month. The repayment was made on January 3, 2025. The principal balance outstanding as of December 31, 2025 and 2024 was $0 and $25,000, respectively.

●	On December 31, 2024, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $68,500 of the Company’s future receivables in exchange for total proceeds of $49,000, on a non-recourse basis. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $68,500 was collected. In connection with this transaction, the Company recorded a total debt discount of $19,500 related to loan origination fees and issuance costs, which was being amortized over the term of the agreement. The outstanding balance of $68,500 was fully repaid during 2025. Amortization for the years ended December 31, 2025 and 2024 was $19,500 and $0, respectively. At December 31, 2025 and 2024, the principal balance, net of debt discount of $0 and $19,500, was $0 and $49,000, respectively.

●	In September 2025, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $147,200 of the Company’s future receivables in exchange for total proceeds of $112,650, on a non-recourse basis. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $147,200 was collected. In connection with this transaction, the Company recorded a total debt discount of $34,550 related to loan origination fees and issuance costs, which is being amortized over the term of the agreement. Repayments of $42,465 were made during 2025. Amortization for the year ended December 31, 2025 was $9,963. At December 31, 2025, the principal balance, net of debt discount of $24,587, was $80,148.

(2)	At December 31, 2025 and 2024, the balance of $6,209,306 and $4,964,684, net of discount of $82,802 and $11,010, respectively, consisted of the following convertible loans:

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000. The note was convertible into shares of Company’s common stock at a conversion price of $0.001 per share. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At December 31, 2025 and 2024, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to 14 unrelated third parties for a total of $525,150 with original issue discount of $44,150. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a conversion price ranging from $0.0003 to $0.001 per share. During May 2019, we restated two convertible notes payable with additional original issuance discount of $6,400. The two restated notes were due in August 2020. At December 31, 2025 and 2024, the outstanding principal balance of the notes issued in 2018 was $531,550. The Notes are in default and negotiation of settlement.

●	During February 2019, the Company issued convertible notes payable totaling $55,000 with an original issuance discount of $5,000. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.0005 per share. During August and October 2020, the notes were amended to include additional original issuance discounts of $9,200 and were accompanied by the issuance of warrants. All warrants associated with these notes expired during 2022. The Notes are in default and negotiation of settlement.

During November 2019, we issued a convertible promissory note to an unrelated third party for $137,500 with original issuance discount of $12,500. The note was due nine months from the execution and funding of the notes. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price of $0.000275. The Note is in default and negotiation of settlement.

At December 31, 2025 and 2024, the outstanding principal balance of the notes issued in 2019 was $201,700.

●	During the year ended December 31, 2020, the Company issued convertible notes payable of $555,600 with an original issuance discount of $53,600. $287,400 of these notes were due in a year, and $268,200 of the Notes were due in six months from the execution and funding of each note. The notes are convertible into shares of the Company’s common stock at a fixed conversion price ranging from $0.0002 to $0.0008 per share. In May 2022, $16,500 of the notes issued in November 2020 were settled through the issuance of common stock. At December 31, 2025 and 2024, the outstanding principal balance of the notes issued in 2020 was $539,100. The notes are currently in default and under negotiation for settlement.

●	During 2021, we issued convertible promissory notes to unrelated third parties totaling $2,480,043 with original issuance discounts of $323,484. The Noteholders had the right to convert the notes into shares of Common Stock at a fixed conversion price ranging from $0.0003 to $0.002 per share. The notes were due one year from the execution and funding of the notes. On January 1, 2022, $228,563 of the Notes issued during January to April 2021 were amended to extend the due date to August 29, 2022. The notes are currently in default and under negotiation for settlement.

F-18

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

In February 2024, the principal balance and the related penalty for a total of $224,920 were restated. 35,000,000 shares of common stock were issued in satisfaction of $24,920 of the outstanding balance, with the remaining $200,000 restated as a principal subject to an additional 15% OID. The fair value of the shares issued was $3,500, resulting in a gain of $21,420, which was recognized as a gain on settlement of debt and accrued expense in the accompanying consolidated statements of operations for the year ended December 31, 2024. The restated note was due in February 2025 and convertible at a fixed price of $0.0008 per share. In February 2025, the note was further restated, with the principal balance of $230,000 subject to an additional 15% OID, which increased the principal balance to $264,500 while maintaining the same fixed conversion price and personal guarantee. The Company evaluated the amendment to the note under applicable debt modification guidance and concluded that the changes did not result in an extinguishment, as the terms were not substantially different. Accordingly, the amendment was accounted for as a modification.

Amortization of debt discount for years ended December 31, 2025 and 2024 was $34,125 and $27,500, respectively. The principal balance, net of unamortized debt discount of $2,875, was $261,625 as of December 31, 2025. The principal balance, net of unamortized debt discount of $2,500, was $227,500, as of December 31, 2024.

In February 2026, the note was further restated to extend the maturity date to February 2027, with the principal balance of $264,500 subject to an additional 15% OID, while maintaining the same fixed conversion price of $0.0008 and personal guarantee.

●	During 2022, we issued convertible promissory notes to unrelated third parties totaling $874,000 with original issuance discounts of $114,000. The noteholders have the right to convert the notes into shares of common stock at fixed conversion prices ranging from $0.0005 to $0.0008 per share, and the notes were due one year from their respective execution and funding dates. The notes are currently in default and under negotiation for settlement.

●	During 2022, certain convertible promissory notes for a total of $339,825 were amended to add additional original issuance discount for a total of $50,974 and matured in July 2023. The notes are currently in default and under negotiation for settlement.

●	During 2023, the Company amended convertible promissory notes totaling $197,025 to add aggregate original issuance discounts of $29,554, which extended the due dates by twelve months, to various dates in January, May, and July 2024. The notes are currently in default and under negotiation for settlement.

●	During 2023, the Company issued convertible promissory notes to unrelated third parties with a fixed conversion price of $0.0006 per share, totaling $146,338 with a combined original issuance discount of $19,088. Of these, $17,250 of the notes are under a personal guarantee. All notes were due one year from their respective execution and funding dates. The notes are currently in default and under negotiation for settlement.

●	During 2024, a convertible promissory note of $53,230 was amended to add an additional original issuance discount of $7,985. The note is currently in default and under negotiation for settlement.

●	During 2024, the Company issued convertible promissory notes to unrelated third parties with fixed conversion prices ranging from $0.0005 to $0.0006 per share and OID. The aggregate principal amount issued during 2024 was $263,350, with total OID of $34,350. The notes were due one year from their respective execution and funding dates. These notes are currently in default and under negotiation for settlement.

●	During the second quarter of 2024, the Company settled convertible promissory notes with an aggregate principal balance of $52,500, which had a conversion price of $0.002. As part of the settlement, the Company recognized a $7,500 loss on settlement of debt during the second quarter of 2024, which was included in net gain on settlement of debt and accrued expense in the accompanying consolidated statements of operations for the year ended December 31, 2024. Cash repayments related to these notes included $5,000 paid in the first quarter of 2023, $7,500 paid during the second quarter of 2024, and $15,000 paid in the third quarter of 2024, with the remaining balance repaid in installments through the fourth quarter of 2024 and the first quarter of 2025, and fully settled in the second quarter of 2025, for total cash repayments of $60,000.

●	During the third quarter of 2024, the Company settled convertible promissory notes of $11,500, which had a conversion price of $0.0006. The Company completed repayment in the first quarter of 2025, with $11,500 in cash repayments.

●	During the first and second quarter of 2025, an aggregate of $893,056 has been funded pursuant to three convertible promissory notes originated in January, February and June 2025, respectively, to an unrelated third party for a total commitment of up to $1,155,556 to be funded in tranches. The agreements reflect minor variations in the naming of this unrelated third party which refer to the same counterparty. The notes carry an original issue discount of 15%, applied at the time of funding for each tranche. Each tranche matures one year from its respective execution and funding date. The noteholder has the option to convert the outstanding principal into shares of Common Stock at a conversion price of $0.0005 per share. If any tranches are missed or delayed by more than 10 business days, the fixed conversion price will be adjusted to $0.0008 per share for any missed tranche as a penalty. During the second and third quarter of 2025, $112,500 of proceeds was received after the required funding date; accordingly, the conversion price for such amount was adjusted to $0.0008 per share. In connection with the issuance of the notes, we paid 10% of the proceeds to a third party, which has been recorded as a debt discount. Both the original issuance discount and the issuance-related costs are being amortized over the term of each tranche.

●	During April and May 2025, we issued convertible promissory notes to unrelated third parties for a total of $46,000 with original issuance discount of $6,000. The Noteholders have the right to convert the notes into shares of Common Stock at a fixed conversion price of $0.0007 per share. The notes are due one year from the execution and funding of the notes.

●	During July 2025, the Company settled a convertible promissory note with a principal balance of $11,500 through a cash repayment of $11,500.

●	During September through December 2025, we issued convertible promissory notes to unrelated third parties for a total of $248,400 with original issuance discount of $32,400. The Noteholders have the right to convert the notes into shares of Common Stock at fixed conversion price ranging from $0.0005 to $0.0008 per share. The notes are due one year from the execution and funding of the notes. In connection with the issuance of $92,000 of these notes, we paid 10% of the proceeds to a third party, which has been recorded as a debt discount. Both the original issue discount and the issuance-related costs are being amortized over the term of each tranche.

●	At December 31, 2025, $4,706,194 of the above mentioned convertible notes payable are in default and negotiation of settlement. At the date of this report, $5,365,912 of the notes remain in default and in negotiation of settlement.

●	The total discount amortization on all notes for the years ended December 31, 2025 and 2024 was $232,319 and $79,139. At December 31, 2025 and 2024, the carrying value of the notes was $6,209,306 and $4,964,684, net of unamortized discounts of $82,802 and $11,010, respectively.

(3)	At December 31, 2025 and 2024, the balance of $2,046,469 and $2,041,464, respectively, consisted of the following convertible loans:

●	The balance of $20,000 of a Convertible Note originated in March 2016 is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. We have accrued interest at a default interest rate of 20% after the note’s maturity date. At December 31, 2025 and 2024, the convertible notes payable with principal balance of $20,000 plus accrued interest of $37,406 and $33,350, at fair value, were recorded at $78,280 and $96,998, respectively. The Note is in default and negotiation of settlement.

●	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note was due on May 4, 2018. The Note holder has the right to convert the note into shares of Common Stock at sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. We have accrued interest at a default interest rate of 19% after the note’s maturity date. After prior conversions, at December 31, 2025 and 2024, the remaining principal of $12,629 plus accrued interest of $24,937 and $22,411, respectively, at fair value, was recorded at $62,610 and $58,401, respectively. The remaining principal balance of the Note is in default.

●	During October 2020, we issued a Convertible Debenture in the amount of $250,000 to an unrelated third party. The note was due in October 2021. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. Upon default, we increased the outstanding principal by 10% and began accruing interest at the default rate of 24% from the note’s maturity date. At December 31, 2025 and 2024, the convertible note payable with principal balance of $275,000 plus accrued interest of $296,657 and $230,657, respectively, at fair value, were recorded at $1,143,319 and $1,011,315. The Note is in default and negotiation of settlement.

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party, and during August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. Both notes carry interest at 8% and were due one year from issuance, unless previously converted into shares of restricted common stock. Following maturity, we accrued interest at the default rate of 24%. The noteholders have the right to convert the notes into shares of common stock at fifty-five percent of the average of the three lowest trading prices of our restricted common stock for the fifteen trading days including the date of receipt of the conversion notice. At December 31, 2025 and 2024, the combined convertible notes payable plus accrued interest of $183,376 and $96,622, respectively, were recorded at fair value of $333,412 and $302,950. The Note is in default and negotiation of settlement.

●	During January 2019, we issued a convertible debenture in the amount of $75,900 to an unrelated third party. The note was due in one year from the restatement date of the note. During November 2020, the Note holder assigned $20,000 of the $75,900 convertible note restated in January 2019 to a third party. The Noteholder has the right to convert the note into shares of Common Stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. At December 31, 2025 and 2024, the convertible note payable of $55,900, at fair value, was recorded at $83,850 and $111,800, respectively. The note was due January 2020. The Note is in default and negotiation of settlement.

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the notes. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. During October 2022, repayment of $10,000 was made. At December 31, 2025 and 2024, the convertible note payable with principal balance of $230,000, at fair value, was recorded at $345,000 and $460,000, respectively. The Note is in default and negotiation of settlement.

(4)	At December 31, 2025 and 2024, the balance of $225,000 consisted of the advances received from a third party during the periods from May 2019 through May 2020 in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold.

(5)	During June 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”) considering the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, in the amount of $731 commenced in February 2023. The balance of principal and interest is payable over a 360-month period from the date of the SBA Loan Agreement. The SBA requires that the Company collateralize the loan to the maximum extent up to the loan amount. If business fixed assets do not “fully secure” the loan the lender may include trading assets (using 10% of current book value for the calculation), and must take available equity in the personal real estate (residential and investment) of the principals as collateral. The outstanding balance of the EIDL loan was $149,169 as of both December 31, 2025 and 2024. Accrued interest totaled $17,513 and $11,889 as of December 31, 2025 and 2024, respectively. Interest expense was $5,624 for each of the years ended December 31, 2025 and 2024.

At December 31, 2025, the future minimum principal payments for all debts are as follows:

Years	Amount
2026	$9,622,547
2027	3,707
2028	3,849
2029	3,996
2030	4,148
Thereafter	120,944
$9,759,191
Less: Long-term portion
SBA notes payable	(136,644)
Current portion	$9,622,547

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

Common Stock Issued for Services

On May 1, 2025, the Company entered into a consulting agreement for services. Pursuant to the agreement, the Company agreed to issue up to 300,000,000 shares of restricted common stock as compensation over an initial 12-month service period, including an initial issuance of 100,000,000 shares upon execution and monthly issuances of 20,000,000 shares beginning July 1, 2025. The initial 100,000,000 shares were issued in May 2025 and were valued at $10,000. During the third and fourth quarter of 2025, the Company issued an additional 120,000,000 shares under this arrangement, with an aggregate fair value of $20,000.

For the year ended December 31, 2025, the Company recognized stock-based compensation expense of $26,667 related to this agreement, respectively. The remaining unrecognized compensation cost of $3,333 is expected to be recognized over the remaining service period (See Note 10).

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

Common Stock to be Issued for Vendor Payable Balance

During December 2024, the Company entered into a settlement agreement with a vendor to extinguish outstanding accounts payable totaling $20,000. Pursuant to the agreement, the Company is to issue 20,000,000 shares of its common stock in full satisfaction of the obligation. The shares were valued at a fair value of $2,000. The Company recorded a gain on settlement of vendor payable of $18,000. The gain was recognized in the accompanying statements of operations.

8. INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2025 and 2024, which is computed by applying the blended federal and state corporate tax rate of 25.35% to loss before taxes, as follows:

	December 31,
	2025	2024
Computed “expected” tax expense (benefit) - Federal	$(429,952)	$(269,989)
Computed “expected” tax expense (benefit) - State	(88,959)	(55,862)
Permanent differences and other	65,205	55,988
Expired net operating loss carryforwards	896,990	2,291,085
Change in valuation allowance	(443,284)	(2,021,222)
Provision for income taxes	$-	$-
Effective tax rate	0%	0%

The table below summarizes the components of the Company’s deferred income tax assets and related valuation allowance as of December 31, 2025 and 2024:

	2025	2024
Net deferred income tax assets:
Reserve for prepaid inventory	$40,631	$39,363
Change in allowance for credit losses	13,382	-
Accrued salary	470,100	416,051
Recovery for receivables from officer	44,927	44,927
Net operating loss carryforwards	8,618,401	9,130,384
Valuation allowance	(9,187,441)	(9,630,725)
Net deferred income tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have provided a valuation allowance to fully reserve such assets. The valuation allowances decreased by $443,284 and $2,021,222 for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had net operating loss carryforwards (“NOLs”) of approximately $34.0 million, net $3.5 million and $9.0 million generated in 2005 and in 2003 – 2004, respectively, which expired during 2025 and 2024, respectively. Of the remaining balance, approximately $11.8 million were generated after December 31, 2017 and may be carried forward indefinitely, while $22.2 million will expire at various dates through 2037.

The Company’s 2023 through 2025 tax returns which have not been filed are subject to examination by the Internal Revenue Services and various state authorities. Tax returns for the years 2021 and 2022 remain subject to examination for a period of three years from the date filed.

9. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2025	2024
Accrued consulting fees	$303,900	$291,400
Accrued settlement expenses (1)	680,235	680,235
Accrued payroll taxes	293,847	263,859
Accrued interest	905,565	864,670
Accrued others	2,736	2,913
Total	$2,186,283	$2,103,077

(1)	On August 28, 2024, the U.S. District Court for the Eastern District of New York entered a final consent judgment against the Company, enjoining it from violating certain provisions of the federal securities laws and ordering disgorgement and civil monetary penalties. The Court entered a final consent judgment in which it was ordered to pay $520,940 in disgorgement and $59,295 in prejudgment interest thereon, as well as $100,000 in civil penalties. As of December 31, 2025 and 2024, the Company had accrued a total legal settlement amount of $680,235 (See Note 12). Any potential penalties or interest related to non-payment cannot be reasonably estimated at this time and, accordingly, have not been accrued in the accompanying consolidated financial statements.

10. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	December 31, 2025	December 31, 2024
Supplier advances for future purchases	$406,472	$401,472
Reserve for supplier advances	(406,472)	(401,472)
Net supplier advances	-	-
Prepaid stock based compensation (see Note 7)	3,333	-
Prepaid professional fees	31,999	29,999
Total	$35,332	$29,999

We performed an evaluation of our supplier advances for venom at December 31, 2025 and 2024, and determined full reserves were necessary. The Company recorded increases to the reserve of $5,000 and $60,000 for the years ended December 31, 2025 and 2024, respectively.

11. CONVERTIBLE NOTES RECEIVABLE

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

Between July and November 2023, $103,916 of the $264,000 settlement was converted into 59,043,425 shares, as summarized in the table below. The remaining $160,084 of the settlement was recorded as a settlement receivable in the accompanying consolidated balance sheets as of December 31, 2025 and 2024, and is expected to be converted in subsequent periods.

Date of Conversion Notice	Conversion Amount	Number of Shares Issued	Value of Shares Issued ($/per share) at Issuance
7/12/2023	$33,516	19,043,425	0.00176
8/24/2023	$35,200	20,000,000	0.00176
11/7/2023	$35,200	20,000,000	0.00176

Of the 59,043,425 shares issued, 39,043,425 shares were sold in the third quarter of 2023 for total proceeds of $68,716, of which $33,516 was collected and $35,200 remained receivable as of December 31, 2024. The remaining 20,000,000 shares converted in November 2023, valued at $35,200, were recorded as an investment in StemSation stock at cost.

In March 2024, the Company sold an additional 10,000,000 shares for $17,600, which remained outstanding as of December 31, 2025 and 2024. As a result, the gross receivable balance related to these transactions was $52,800 at December 31, 2025 and 2024. During the year ended December 31, 2025, the Company recorded a full allowance for credit losses against the outstanding receivable balance based on management’s evaluation of collectability and current expected credit loss factors. The remaining 10,000,000 shares converted in November 2023, valued at $17,600, were recorded as an investment in StemSation stock as of December 31, 2025 and 2024 at cost. Management believes the carrying values approximate fair value based on the expected recovery pursuant to the Stock Purchase Agreement covering a total of 150,000,000 shares.

During the third and fourth quarter of 2023, we purchased three convertible notes for $6,600 which included a $600 original issuance discount. During the first and second quarter of 2024, we purchased three convertible notes for $37,450 which included a $3,450 original issuance discount. They are convertible at $0.005 per share and due in one year after funding. Repayment of $42,300 was received during 2024.

During May 2025, we purchased a convertible note for $28,750, with original issuance discount of $3,750. The note is convertible into common shares for $0.005 per common share and matures in one year from the funding of the note.

Convertible notes receivable were $30,500 and $1,750 as of December 31, 2025 and 2024, respectively. Amortization of convertible notes receivable, recognized as other income, totaled $3,750 and $3,450 for the years ended December 31, 2025 and 2024, respectively, and is included in other income in the accompanying consolidated statements of operations.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

ReceptoPharm leased a lab. In October 2022, we signed another lease extension, covering the period from January 1, 2023, to December 31, 2025, with monthly payments of $7,700 and an annual 4% increase. The Company did not renew the lease upon its expiration on December 31, 2025.

For the years ended December 31, 2025 and 2024, the Company’s lease cost and related cash flow information were as follows:

	December 31, 2025	December 31, 2024
Lease cost
Operating lease cost	$103,080	$109,795
Short-term lease cost	-	-
Total lease cost	$103,080	$109,795

Supplemental cash flow information related to leases were as follows:
Cash paid for amounts included in the measurement of operating lease liabilities	$96,905	$109,759

As of December 31, 2025 and 2024, the Company’s operating lease right-of-use assets and related lease liabilities were as follows:

	December 31, 2025	December 31, 2024
Balance sheet information
Operating ROU Assets	$-	$251,951
Less accumulated amortization	-	(161,168)
Operating ROU Assets, net	$-	$90,783

Operating lease obligations, current portion	$-	$93,411
Operating lease obligations, non-current portion	-	-

Total operating lease obligations	$-	$93,411

Weighted average remaining lease term (in years) – operating leases	-	1
Weighted average discount rate-operating leases	8%	8%

The Company subleased a portion of its leased facility under month-to-month arrangements through December 31, 2025. Sublease rental income is recorded as a reduction of general and administrative expenses in the consolidated statements of operations, as the amounts represent recoveries of operating costs rather than revenues from the Company’s primary business activities. The sublease arrangements were short-term and operated on a month-to-month basis. Total sublease rental income was $120,000 and $93,000 for years ended December 31, 2025 and 2024, respectively. Other receivables of $133,906 and $28,906 as of December 31, 2025 and 2024, respectively, consisted entirely of rental income receivable.

Consulting Agreements

During July 2015, we signed an agreement with a company to provide for consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of December 31, 2025. As of December 31, 2025 and 2024, we have accrued $142,500 in accrued expense on the accompanying consolidated balance sheets.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of December 31, 2025 and 2024, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

During September 2022, the Company renewed its consulting agreement with an external consultant for a three-year term, providing for monthly compensation of $10,000. In September 2025, the agreement was further renewed for an additional one-year term through September 2026. Consulting expenses totaled $120,000 for each of the years ended December 31, 2025 and 2024, and are included within selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2025 and 2024, accrued consulting fees payable to this external consultant totaled $141,850 and $129,350, respectively, and are included in accrued expenses on the accompanying consolidated balance sheets.

On January 1, 2025, the Company entered into an Agent and Representation Agreement with an external consulting company pursuant to which the agent will solicit prospective commercial and contract manufacturing clients on behalf of the Company. Under the agreement, the Company is obligated to pay referral commissions to the agent for clients introduced by the agent who purchase the Company’s products or services. The agreement required an initial payment of $20,000 related to certain introduced clients, which was paid during the first quarter of 2025, and provides for additional commissions for the life of each referred client account, subject to the terms and conditions of the agreement. Consulting expenses of $30,000 were recorded during the year ended December 31, 2025, within selling, general and administrative expenses in the accompanying consolidated statements of operations.

On May 1, 2025, the Company entered into a consulting agreement for services. Pursuant to the agreement, the Company agreed to issue up to 300,000,000 shares of restricted common stock as compensation over an initial 12-month service period, including an initial issuance of 100,000,000 shares upon execution and monthly issuances of 20,000,000 shares beginning July 1, 2025. The initial 100,000,000 shares were issued in May 2025 and were valued at $10,000. During the third and fourth quarter of 2025, the Company issued an additional 120,000,000 shares under this arrangement, with an aggregate fair value of $20,000. For the year ended December 31, 2025, the Company recognized stock-based compensation expense of $26,667 related to this agreement, respectively. The remaining unrecognized compensation cost of $3,333 is expected to be recognized over the remaining service period (See Note 7 and Note 10).

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

As of December 31, 2025 and 2024, the Company had an outstanding principal balance of $20,000 and $91,156, respectively, and accrued interest of $0 and $84,671, respectively (see Note 6). Prior to the settlement, the total recorded liability was $178,526, consisting of $91,156 in principal and $87,370 in accrued interest. The settlement resulted in a gain of $53,526, which was recognized during the second quarter of 2025. An initial payment of $35,000 was made in May 2025, with additional payments totaling $90,000 made during the period from June 2025 through February 2026.

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

In July 2024, a final judgment was issued, ordering the defendant to pay $520,940 in disgorgement, $59,295 in prejudgment interest, and a $100,000 civil penalty. As of December 31, 2025 and 2024, the Company had accrued a total legal settlement amount of $680,235 (See Note 9).

Settlement with Marc Weller

In January 2026, the Company entered into a settlement agreement with Marc Weller in connection with a dispute arising in the ordinary course of business (See Note 16). As part of the settlement, the outstanding notes, with an aggregate carrying value of approximately $175,000, were cancelled and extinguished in exchange for (i) $20,000 in cash, payable in four monthly installments, and (ii) 60,000,000 shares of the Company’s common stock.

13. SEGMENT AND ENTITY-WIDE INFORMATION

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

For the year ended December 31, 2025, a customer accounted for approximately 33% of the Company’s net sales. For the year ended December 31, 2024, the same customer accounted for approximately 37% of the Company’s net sales. These sales are included within the Company’s single reportable operating segment. The customer is a related party. See Note 14 – Related Party Transactions for additional information.

For the years ended December 31, 2025 and 2024, an unrelated third-party customer accounted for approximately 29% and 20%, respectively, of the Company’s net sales. These sales were also generated within the Company’s single reportable operating segment.

14. RELATED PARTY TRANSACTIONS

The Company acts as a product formulator and contract manufacturer for Avini Health (“Avini”). The Company’s former chief executive officer, who held that position through March 2024, is an owner of Avini and is its chief scientific officer. Following March 2024, this individual assumed the role of Operations Manager of the Company.

During September 2023, the sales and manufacturing structure between the Company and Avini was revised. Avini assumed responsibility for manufacturing its own products, and the Company transferred to Avini certain raw materials and packaging supplies related to amounts previously advanced by Avini. In connection with this transition, the Company relocated its operations to a Boca Raton facility leased by Avini. Under this arrangement, the Company uses the facility rent-free, shares space and resources with Avini, and Avini pays all lease and office-related expenses. Sales to Avini declined beginning in 2024 as Avini began to manufacture its own products. As a result, the Company benefited from reduced operating costs and continued access to manufacturing capabilities for its own Nutra Pharma–branded products.

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

As of December 31, 2025 and 2024, the Company recorded accounts receivable from related party of $24,385 and $5,800, respectively, related to Avini product sales.

During 2025, Avini purchased certain raw materials on behalf of the Company for use in the manufacture of private label products. These purchases totaled $37,416 during 2025, and have been reimbursed to Avini in full as of December 31, 2025.

During the first quarter of 2024, the Company reclassified a portion of previously issued convertible debts for a total of $253,000 to due to officers upon the appointment of Michael Flax as the Chief Executive Officer of the Company.

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. The Company paid $65,000 of accrued interest during 2021 and 2022, including $10,000 settled through the issuance of 12,500,000 shares of common stock in a related-party transaction in 2021, and paid an additional $10,000 of accrued interest during the 2025. At December 31, 2025 and 2024, we owed this director accrued interest of $202,831 and $189,961, respectively.

As of December 31, 2025 and 2024, we had the following related party balances:

	December 31, 2025	December 31, 2024
Account receivable – related party, net	$24,385	$5,800
Due to officers (See Note 5)	1,592,794	1,239,264
Accrued payroll due to officers	1,854,802	1,641,554
Accrued interest to a related party	202,831	189,961
Additional paid in capital – related party debt forgiveness	-	240,557

For the years ended December 31, 2025 and 2024, we had the following related party transactions:

	December 31, 2025	December 31, 2024
Net sales to a related party	$127,695	$145,841
Raw materials purchased from a related party	37,416	-
Other income	5,000	-
Interest expense to a related party	22,870	21,237

The $5,000 recognized during the second quarter of 2025 relates to amounts received from a related party for the shared use of equipment.

These transactions were not conducted at arm’s length and therefore may not reflect the terms that would have been agreed to with an unrelated third party.

15. RESEARCH SERVICES AGREEMENT WITH STEMSATION

On July 1, 2024, the Company entered into a one-year Research Services Agreement with StemSation to provide research and development services related to certain StemSation technologies. Under the agreement, the Company was entitled to receive $200,000 for services, payable upon execution and as requested. Revenue was recognized ratably at $50,000 per quarter over the original contractual term. The agreement was terminated effective March 31, 2025. The Company recognized $50,000 and $100,000 of other income for the years ended December 31, 2025 and 2024, respectively. These amounts are included in the accompanying consolidated statements of operations.

16. SUBSEQUENT EVENTS

Convertible Notes Receivable

The convertible notes receivable from Stemsation, totaling $30,500, matured in May 2025 and was in default as of the report date.

Common Stock Issued for Services

 On January 1, 2026, the Company entered into a consulting agreement for services. Pursuant to the agreement, the Company agreed to issue 30,000,000 shares of restricted common stock as compensation for a 12-month service period. The shares were valued at $3,000. As of the date of this report, the shares have not been issued by the transfer agent and were recorded as common stock to be issued.

Convertible Promissory Notes

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

Promissory Notes

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

Debt Settlement and Stock Issuance

In January 2026, the Company entered into a settlement agreement with the holder of certain promissory notes originally issued in 2021 and 2022. As of the settlement date, the aggregate carrying value of the outstanding debt was approximately $175,000, which included an original issuance discount of $25,000. Pursuant to the settlement, all outstanding notes were cancelled and extinguished. In exchange, the Company agreed to (i) pay $20,000 in cash, payable in four monthly installments of $5,000, and (ii) issue 60,000,000 shares of the Company’s common stock. The Company made the first three installment payments totaling $15,000 in the first quarter of 2026, and the final $5,000 was paid in April 2026. The common shares issued in connection with the settlement were valued based on the Company’s trading price of $0.0002 per share, resulting in an aggregate fair value of approximately $12,000. We will recognize a gain on debt settlement equal to the excess of the carrying amount of the debt over the fair value of the consideration transferred upon completion of the final installment payment.

