Form 10-Q
period 2026-03-31
NUTRA PHARMA CORP
filed 2026-05-29
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

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

As of May 29, 2026, there were 7,159,727,214 shares of common stock and 12,000,000 shares of Series B preferred stock issued and outstanding.

2

Nutra Pharma Corp (“Nutra Pharma”) and its wholly owned subsidiaries, Designer Diagnostics Inc. and ReceptoPharm, Inc. (“ReceptoPharm”), are referred to herein as “we”, “our” or “us” (Designer Diagnostics Inc. has been inactive since June 2011, ReceptoPharm is individually referred to herein).

Forward Looking Statements

This Quarterly Report on Form 10–Q for the period ending March 31, 2026, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward–looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward–looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$21,844	$12,181
Accounts receivable	26,345	26,060
Accounts receivable - related party, net	23,357	24,385
Inventory, current portion	23,506	19,535
Other receivable	133,906	133,906
Convertible notes receivable, net of discount	30,500	30,500
Receivable from sale of Stemsation stocks, net	-	-
Investment in Stemsation stocks	17,600	17,600
Settlement receivables	160,084	160,084
Prepaid expenses and other current assets	62,282	35,332
Total current assets	499,424	459,583

Inventory, less current portion	93,790	99,170
Property and equipment, net	23,304	25,805
Total assets	$616,518	$584,558

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$844,858	$853,581
Accrued expenses	2,236,748	2,186,283
Accrued payroll due to officers	1,913,850	1,854,802
Accrued interest to related parties	208,833	202,831
Due to officers	1,685,020	1,592,794
Derivative liabilities	983,952	960,382
Debt, net of discount, current portion	9,856,069	9,610,022
SBA notes payable, current portion	13,439	12,525
Total current liabilities	17,742,769	17,273,220

SBA notes payable, less current portion	135,730	136,644
Total liabilities	17,878,499	17,409,864

Commitments and Contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized and 12,000,000 Series B Preferred shares authorized, issued and outstanding	12,000	12,000
Common stock, $0.001 par value, 12,000,000,000 shares authorized; 7,159,727,214 and 7,099,727,214 shares issued and outstanding, respectively	7,159,727	7,099,727
Common stock to be issued	512,678	501,678
Additional paid-in capital	53,791,818	53,839,818
Accumulated deficit	(78,738,204)	(78,278,529)
Total stockholders’ deficit	(17,261,981)	(16,825,306)
Total liabilities and stockholders’ deficit	$616,518	$584,558

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Net sales	$27,246	$73,974
Net sales - related party	20,968	36,420
Cost of sales	(29,239)	(46,263)
Reserve for supplier advances for purchases	-	(5,000)
Gross profit	18,975	59,131

Operating expenses:
Payroll, benefits and related taxes	170,288	179,589
Professional fees	117,500	111,818
Consulting expenses	85,986	87,559
Other selling, general and administrative costs	24,450	29,984
Total operating expenses	398,224	408,950
Loss from operations	(379,249)	(349,819)

Other income (expenses)
Other income	-	50,000
Interest expense	(94,360)	(92,210)
Interest expense - related parties	(6,002)	(5,585)
Change in fair value of convertible notes and derivatives	(120,564)	(1,007,309)
Net gain on settlement of debt	140,500	-
Total other expenses, net	(80,426)	(1,055,104)
Loss before income taxes	(459,675)	(1,404,923)
Provision for income taxes	-	-
Net loss	$(459,675)	$(1,404,923)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic	8,011,435,547	7,677,102,214

Weighted average number of shares outstanding during the period - diluted	8,011,435,547	7,677,102,214

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Preferred Stock Series B		Common Stock		Common Stock to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2025	12,000,000	$12,000	7,099,727,214	$7,099,727	797,375,000	$501,678	$53,839,818	$(78,278,529)	$(16,825,306)

Common stock to be issued for stock based compensation	-	-	-	-	90,000,000	11,000	-	-	11,000
Common stock issued for settlement of debt	-	-	60,000,000	60,000	-	-	(48,000)	-	12,000
Net loss	-	-	-	-	-	-	-	(459,675)	(459,675)
Balance -March 31, 2026	12,000,000	$12,000	7,159,727,214	$7,159,727	887,375,000	$512,678	$53,791,818	$(78,738,204)	$(17,261,981)

	Preferred Stock Series B		Common Stock		Common Stock to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2024	12,000,000	12,000	7,099,727,214	$7,099,727	577,375,000	$471,678	$53,839,818	$(76,231,137)	$(14,807,914)

Net loss	-	-	-	-	-	-	-	(1,404,923)	(1,404,923)
Balance -March 31, 2025	12,000,000	$12,000	7,099,727,214	$7,099,727	577,375,000	$471,678	$53,839,818	$(77,636,060)	$(16,212,837)

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(459,675)	$(1,404,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in reserve for supplier advances for purchases	-	5,000
Net gain on settlement of debt	(140,500)	-
Depreciation	2,501	2,145
Stock-based compensation	11,250	-
Change in fair value of convertible notes and derivatives	120,564	1,007,309
Amortization of loan discount	61,325	57,246
Amortization of operating lease right-of-use assets	-	22,003
Changes in operating assets and liabilities:
Increase in accounts receivable	(285)	(43)
Decrease (increase) in accounts receivable - related party, net	1,028	(8,966)
Decrease in inventory	1,409	3,625
Increase in other receivable	-	(70,000)
Increase in prepaid expenses and other current assets	(27,200)	(126,000)
(Decrease) increase in accounts payable	(8,723)	6,731
Increase in accrued expenses	45,465	56,936
Increase in accrued payroll due to officers	59,048	57,527
Increase in due to a related party	-	13,000
Increase (decrease) in accrued interest to related parties	6,002	(3,937)
Decrease in operating lease obligations	-	(22,659)
Net cash used in operating activities	(327,791)	(405,006)

Cash flows from investing activities:
Purchase of property and equipment	-	(26,052)
Net cash used in investing activities	-	(26,052)

Cash flows from financing activities:
Proceeds from officer loans	129,226	151,378
Repayment of officer loans	(37,000)	(70,053)
Proceeds from convertible notes	235,200	423,556
Repayment of convertible notes	(15,000)	(20,500)
Proceeds from notes payable	83,250	-
Repayments of notes payable	(58,222)	(75,927)
Net cash provided by financing activities	337,454	408,454

Net change in cash	9,663	(22,604)

Cash - beginning of period	12,181	36,447

Cash - end of period	$21,844	$13,843

Supplemental Cash Flow Information:
Cash paid for interest	$2,053	$11,285
Cash paid for income taxes	$-	$-

Non Cash Financing and Investing:
Common stock to be issued for stock based compensation	$11,000	$-
Common stock issued for settlement of debt	$12,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nutra Pharma Corp. (“Nutra Pharma”, the “Company,” “we,” “us,” or “our”), is a holding company that owns intellectual property and operates in the biotechnology industry. Nutra Pharma was incorporated under the laws of the state of California on February 1, 2000, under the original name of Exotic-Bird.com.

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

Basis of Presentation and Consolidation

The Unaudited Condensed Consolidated Financial Statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year. Therefore, the interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K from which the accompanying condensed consolidated balance sheet dated December 31, 2025 was derived.

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

Reclassification of Prior Year Presentation

Reclassification occurred to certain prior period amounts in order to conform to the current period classifications. The reclassifications have no effect on the reported net loss.

Liquidity and Going Concern

Our Unaudited Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $78,738,204 at March 31, 2026. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $17,243,345 and a stockholders’ deficit of $17,261,981 at March 31, 2026.

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

We do not have sufficient cash to sustain our operations for a period of twelve months from the filing date of this quarterly report and will require additional financing in order to execute our operating plan and continue as a going concern. Since our sales are not currently adequate to fund our operations, we continue to rely principally on debt and equity funding; however, proceeds from such funding have not been sufficient to execute our business plan. The Company’s common stock is presently on the OTC Market Group’s Expert Market, which means that the Company’s common stock is not eligible for proprietary broker-dealer quotes. As this limits our ability to raise capital, our plan is to attempt to secure adequate funding through notes payable until sales of our pain products are adequate to fund our operations. We cannot predict whether additional financing will be available, and/or whether any such funding will be in the form of equity, debt, or another form. In the event that these financing sources do not materialize, or if we are unsuccessful in increasing our revenues and profits, we will be unable to implement our current plans for expansion, repay our obligations as they become due and continue as a going concern.

The accompanying Unaudited Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Use of Estimates

The accompanying Unaudited Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Significant estimates include our ability to continue as a going concern, the recoverability of inventories and long-lived assets, the recoverability of receivables, the valuation of certain debt and derivative liabilities, recognition of loss contingencies and deferred tax valuation allowances. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which would be recorded in the period in which they become known.

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

Accounts Receivable and Allowance for Credit Loss

We grant credit without collateral to our customers based on our evaluation of a particular customer’s credit worthiness. Accounts receivable are due 30 days after the issuance of the invoice. The Company maintains an allowance for credit losses to reflect the current expected credit losses (“CECL”) over the contractual life of the receivables. Accounts receivable are written off after collection efforts have been deemed to be unsuccessful. Accounts written off as uncollectible are deducted from the allowance for credit losses, while subsequent recoveries are netted against the provision for doubtful accounts expense. We generally do not charge interest on accounts receivable. We use third party payment processors and are required to maintain reserve balances, which are included in accounts receivable.

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers and a third party payment processor, net of estimated allowances for uncollectible accounts. No allowance for doubtful accounts is deemed to be required at March 31, 2026 and December 31, 2025.

At March 31, 2026 and December 31, 2025, the Company recorded a provision for credit losses of $52,800 related primarily to the establishment of reserves against receivables from sales of Stemsation stock based on management’s evaluation of collectability and current expected credit loss factors.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. We classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of sales. We performed an evaluation of our inventory and related accounts at March 31, 2026 and December 31, 2025, and determined no reserves were necessary.

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

Cash and cash equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits of $250,000. For the purpose of the condensed consolidated statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of March 31, 2026 and December 31, 2025, the cash balance is $21,844 and $12,181, respectively.

Concentration of Credit Risk

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. For the three months ended March 31, 2026 and 2025, sales to Avini Health (“Avini”), a related party, accounted for approximately 43% and 33% of total revenues, respectively. For the three months ended March 31, 2026 and 2025, one third-party customer accounted for approximately 5% and 31% of the Company’s net sales, respectively. These revenues were generated within the Company’s single reportable segment. As of March 31, 2026 and December 31, 2025, 100% of accounts receivable from unrelated parties consisted of reserves due from a single payment processor.

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

Derivative Accounting for Convertible Debt

The Company evaluated the terms and conditions of the convertible debt under the guidance of ASC Topic 815, Derivatives and Hedging. The conversion terms of some of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the debt is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt are included in the value of the derivative liabilities. Pursuant to ASC 815-15, Embedded Derivatives, the fair values of the convertible debt and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

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

Income Taxes

The Company recorded no income tax expense for the three months ended March 31, 2026 and 2025 because the estimated annual effective tax rate was zero. The Company applies the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, as well as for net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of March 31, 2026 and December 31, 2025, the Company continues to maintain a full valuation allowance against its net deferred tax assets due to a history of operating losses and the uncertainty regarding the Company’s ability to generate sufficient future taxable income to realize such assets. The Company’s federal and state income tax returns for 2021 to 2025 remain open for examination by taxing authorities.

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

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because for the three months ended March 31, 2026 and 2025, the effect of including these potential shares was antidilutive due to a net loss:

	March 31, 2026	March 31, 2025
Convertible notes payable at fair value	21,434,609,616	10,422,078,946
Convertible notes payable	9,839,520,553	8,362,385,601
Total	31,274,130,169	18,784,464,547

Segment Reporting

The Company adheres to ASU No. 2023-07, Codification Improvements to Segment Reporting (Topic 280) (“ASU 2023-07”), which provides clarifications and improvements to the existing segment reporting requirements, including updates related to the aggregation criteria, reconciliation of segment measures to unaudited condensed consolidated financial statements, and disclosure requirements.

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

Recent Accounting Pronouncements

Adopted Pronouncements

Effective January 1, 2026, the Company adopted ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Accounting for Convertible Debt Instruments (“ASU 2024-04”), which amends existing guidance to clarify and refine the recognition, measurement, presentation, and disclosure requirements for certain convertible debt arrangements, including matters related to classification, embedded features, and related disclosures. The amendments are intended to improve consistency and comparability in the accounting for convertible debt instruments. The adoption of this ASU did not have a material effect on the accompanying unaudited condensed consolidated financial statements.

Effective January 1, 2026, the Company adopted ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Improvements to Credit Loss Guidance (“ASU 2025-05”), which amends the existing guidance under the current expected credit losses (“CECL”) model to clarify and refine the requirements related to the measurement, presentation, and disclosure of credit losses for financial assets measured at amortized cost. The adoption of this ASU did not have a material effect on the accompanying unaudited condensed consolidated financial statements.

Not Yet Effective Pronouncements

The Company has evaluated the impact of the recently issued accounting standards that had not been adopted as of March 31, 2026:

ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), requires public business entities to provide additional disaggregated disclosures related to certain expense captions presented on the face of the income statement. The amendments are intended to improve the transparency and usefulness of expense information provided to financial statement users. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this standard on its unaudited condensed consolidated financial statements.

ASU No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”), clarifies the accounting guidance related to share-based consideration payable to customers, including matters related to performance conditions, forfeitures, and the application of the variable consideration guidance. The amendments are intended to improve consistency in the accounting for share-based consideration arrangements with customers. This guidance is effective for the Company beginning January 1, 2027. The Company is currently evaluating the impact of adopting this standard on its unaudited condensed consolidated financial statements.

ASU No. 2025-12, Codification Improvements (“ASU 2025-12”), includes amendments to the FASB Accounting Standards Codification intended to correct, clarify, and improve various aspects of existing accounting guidance. The amendments address a broad range of topics, including earnings per share, lease receivables, treasury stock retirements, and transfers of receivables from contracts with customers. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adopting this standard on its unaudited condensed consolidated financial statements.

The Company determined that any other standards not yet effective are either not applicable or are not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the unaudited condensed consolidated financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at March 31, 2026 and December 31, 2025:

	Fair Value Measurements at March 31, 2026
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$983,952	$-	$983,952	$-
Convertible notes at fair value	$2,143,461	$-	$-	$2,143,461

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$960,382	$-	$960,382	$-
Convertible notes at fair value	$2,046,469	$-	$-	$2,046,469

We valued derivative liabilities using the number of potential convertible shares for convertible notes with fixed conversion price that are recorded at amortized cost times the closing stock price of our restricted common stock at March 31, 2026 and December 31, 2025. These derivative liabilities are recorded due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit and the equity environment is tainted, and therefore all convertible debt should be accounted for as liabilities.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at March 31, 2026 and December 31, 2025:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
March 31, 2026	$663,529	8%-10%	19%-24%	N/A	$0.00005-$0.00007	50%-60%	3 to 25 Days
December 31, 2025	$663,529	8%-10%	19%-24%	N/A	$0.00005-$0.00007	50%-60%	3 to 25 Days

Using the stated assumptions summarized in the table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2026 and the year ended December 31, 2025:

Description	March 31, 2026	December 31, 2025
Beginning balance	$2,046,469	$2,041,464
Loss from change in fair value (1)	96,992	5,005
Ending balance	$2,143,461	$2,046,469

(1)	The losses related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying unaudited condensed consolidated statements of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At March 31, 2026 and December 31, 2025, inventories were as follows:

	March 31, 2026	December 31, 2025
Raw Materials	$105,790	$111,170
Finished Goods	11,506	7,535
Total Inventories	117,296	118,705
Less: Long-term inventory	(93,790)	(99,170)
Current portion	$23,506	$19,535

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Furniture and fixtures	$29,787	$29,787
Lab equipment	54,274	54,274
Total	84,061	84,061
Less: Accumulated depreciation	(60,757)	(58,256)
Property and equipment, net	$23,304	$25,805

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At March 31, 2026, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the three-months ended March 31, 2026 and 2025 was $2,501 and $2,145, respectively.

5. DUE TO/FROM OFFICERS

At March 31, 2026 and December 31, 2025, the Company owed $1,432,020 and $1,339,794, respectively, to an entity controlled by Rik Deitsch, the Company’s former CEO. The balance is unsecured and non-interest bearing, and is included in due to officers in the accompanying condensed consolidated balance sheet.

The Company had fully reserved receivables from another company owned by the former CEO. The reserve was $177,261 as of March 31, 2026 and December 31, 2025.

Due to officers also includes $253,000 payable to Michael Flax, the Company’s CEO, related to convertible notes issued during 2021 and 2022. The notes have a conversion price of $0.0008 per share and are currently in default.

These transactions were not conducted on an arm’s-length basis and, as such, may differ from the terms that would have been negotiated with an unrelated third party.

6. DEBTS

Debts consist of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Notes payable – Unrelated third parties (Net of discount of $42,812 and $24,587, respectively) (1)	$1,163,300	$1,129,247
Convertible notes payable – Unrelated third parties (Net of discount of $116,725 and $82,802, respectively) (2)	6,324,308	6,209,306
Convertible notes payable, at fair value (3)	2,143,461	2,046,469
Other advances from an unrelated third party (4)	225,000	225,000
SBA notes payable (5)	149,169	149,169
Ending balances	10,005,238	9,759,191
Less: Long-term portion- SBA notes payable	(135,730)	(136,644)
Current portion	$9,869,508	$9,622,547

(1)	At March 31, 2026 and December 31, 2025, the balance of $1,163,300 and $1,249,396 net of discount of $42,812 and $24,587, respectively, consisted of the following loans:

●

In August 2016, we issued two Promissory Notes for a total of $200,000 ($100,000 each) to a company owned by a former director of the Company. The Notes carried interest at 12% annually and were originally due on the date that was six-months from the execution and funding of the note. The notes were convertible into shares of Company’s common stock at a conversion price of $0.008 per share. The total liability recorded prior to the settlement on May 19, 2025 was $178,526, consisting of $91,156 in principal and $87,370 in accrued interest. The Company entered into a settlement agreement for $125,000, resulting in a gain on settlement of $53,526, which was recognized during the second quarter of 2025.

The Company made repayments totaling $105,000 in 2025, and the remaining balance of $20,000 was fully repaid in February 2026. As of March 31, 2026 and December 31, 2025, the outstanding principal balance was $0 and $20,000, respectively.

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. We signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011 (this includes a $25,000 penalty for non-payment). We repaid $25,000 during 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013, the debt of $281,772 reverted back to LPR and remains outstanding at March 31, 2026 and December 31, 2025.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge. The debt of $55,410 reverted back to University Centre West Ltd. and is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At March 31, 2026 and December 31, 2025, the accrued interest is $10,089 and $9,839, respectively.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At March 31, 2026 and December 31, 2025, the outstanding principal balance is $50,000 and accrued interest is $126,001 and $123,001, respectively.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At March 31, 2026 and December 31, 2025, the outstanding principal balance is $50,000 and accrued interest is $119,200 and $116,200, respectively.

●	A promissory note originally issued to an unrelated third party in August 2016 was restated in September 2019 in the amount of $333,543 bearing monthly interest at a rate of 2% and was due September 2020. The Note is in default and negotiation of settlement. At March 31, 2026 and December 31, 2025, the principal balance is $333,543, and the accrued interest is $532,334 and $512,321, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In March 2018, $15,000 of the principal balance of the note was assigned to an unrelated third party and is in default and negotiation of settlement. In February 2020, the remaining principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). At March 31, 2026 and December 31, 2025, the principal balance outstanding is $15,000, and the accrued interest is $1,371.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At March 31, 2026 and December 31, 2025, the accrued interest is $115,500 and $112,500, respectively.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At March 31, 2026 and December 31, 2025, the accrued interest is $11,132 and $10,819, respectively.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively, with the monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. The Company repaid an aggregate of $136,527 over the four years from 2018 through 2021. The portion of settlement of $130,401 was repaid in full as of March 31, 2021. At March 31, 2026 and December 31, 2025, the outstanding principal balance is $33,874 and is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At March 31, 2026 and December 31, 2025, the principal balance of the note is $50,000.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. During March 2020, $50,000 of the Note was settled for 125,000,000 shares with a fair value of $87,500. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. We repaid a total of $15,000 during 2022. At March 31, 2026 and December 31, 2025, the outstanding principal balance of the loan is $69,000, and is in default and negotiation of further settlement.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note is in default and in negotiation of settlement. The note was due in six months from the execution and funding of the note. At March 31, 2026 and December 31, 2025, the principal balance of the note is $18,000 and the accrued interest is $2,000. The accrued interest represents a one-time amount and no further interest is accruing on the note.

●	In September 2025, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $147,200 of the Company’s future receivables in exchange for total proceeds of $112,650, on a non-recourse basis. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $147,200 was collected. In connection with this transaction, the Company recorded a total debt discount of $34,550 related to loan origination fees and issuance costs, which is being amortized over the term of the agreement. Repayments of $42,465 and $33,972 were made during 2025 and first quarter of 2026, respectively. Amortization for the three months ended March 31, 2026 and 2025, was $7,975 and $0, respectively. At March 31, 2026 and December 31, 2025, the principal balance, net of debt discount of $16,612 and $24,587, was $54,151 and $80,148, respectively.

●	In March 2026, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $110,500 of the Company’s future receivables in exchange for total proceeds of $83,250, on a non-recourse basis. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $110,500 was collected. In connection with this transaction, the Company recorded a total debt discount of $27,250 related to loan origination fees and issuance costs, which is being amortized over the term of the agreement. Repayments of $4,250 were made during the first quarter of 2026. Amortization for the three months ended March 31, 2026 was $1,050. At March 31, 2026, the principal balance, net of debt discount of $26,200, was $80,050.

(2)	At March 31, 2026 and December 31, 2025, the balance of $6,324,308 and $6,209,306 net of discount of $116,725 and $82,802, respectively, consisted of the following convertible loans:

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000 and a conversion option at $0.001 per share. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At March 31, 2026 and December 31, 2025, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to 14 unrelated third parties for a total of $525,150 with original issue discount of $44,150. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a fixed conversion price ranging from $0.0003 to $0.001 per share. During May 2019, we restated two convertible notes payable with additional original issuance discount of $6,400. The two restated notes were due in August 2020. At March 31, 2026 and December 31, 2025, the outstanding principal balance of the notes issued in 2018 was $531,550. The Notes are in default and negotiation of settlement.

●	During February 2019, the Company issued convertible notes payable totaling $55,000 with an original issuance discount of $5,000. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.0005 per share. During August and October 2020, the notes were amended to include additional original issuance discounts of $9,200 and were accompanied by the issuance of warrants. All warrants associated with these notes expired during 2022. The Notes are in default and negotiation of settlement.

●	During November 2019, we issued a convertible promissory note to an unrelated third party for $137,500 with original issuance discount of $12,500. The note was due nine months from the execution and funding of the notes. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price of $0.000275. The Note is in default and negotiation of settlement.

At March 31, 2026 and December 31, 2025, the outstanding principal balance of the notes issued in 2019 was $201,700.

●	During the year ended December 31, 2020, the Company issued convertible notes payable totaling $555,600 with original issuance discounts of $53,600. $287,400 of these notes were due in a year, and $268,200 of the Notes were due in six months from the execution and funding of each note. The notes are convertible into shares of the Company’s common stock at a fixed conversion price ranging from $0.0002 to $0.0008 per share. In May 2022, $16,500 of the notes issued in November 2020 were settled through the issuance of common stock. At March 31, 2026 and December 31, 2025, the outstanding principal balance of the notes issued in 2020 was $539,100. The notes are currently in default and under negotiation for settlement.

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

In February 2025, the note was further restated to extend its maturity date to February 2026, with the principal balance of $230,000 subject to an additional 15% OID, which increased the principal balance to $264,500 while maintaining the same fixed conversion price and personal guarantee.

In February 2026, the note was further restated to extend its maturity date to February 2027, with the principal balance of $264,500 subject to an additional 15% OID, which increased the principal balance to $304,175 while maintaining the same fixed conversion price of $0.0008 and personal guarantee. The amended note also provides that, in the event the Company fails to repay all outstanding principal and OID within ten business days following the maturity date, the Company will be subject to an immediate default penalty of $15,000 and the issuance of 30,000,000 shares of restricted common stock to the noteholder.

The Company evaluated the amendment to the note under applicable debt extinguishment guidance and concluded that the amended terms were substantially different from the original terms, as the present value of the revised cash flows exceeded the 10% threshold. Accordingly, the amendment was accounted for as an extinguishment of the original note and issuance of a new note. No gain or loss was recognized as a result of the extinguishment.

Amortization of debt discount for the three months ended March 31, 2026 and 2025 was $9,475 and $8,250, respectively. The principal balance, net of unamortized debt discount of $33,075 and $2,875, was $271,100 and $261,625, as of March 31, 2026 and December 31, 2025, respectively.

●	During 2021, we issued convertible promissory notes to unrelated third parties totaling $2,480,043 with original issuance discounts of $323,484. The Noteholders have the right to convert the notes into shares of Common Stock at a fixed conversion price ranging from $0.0003 to $0.002 per share. The notes were due one year from the execution and funding of the notes. On January 1, 2022, $228,563 of the Notes issued during January to April 2021 were amended to extend the due date to August 29, 2022. The notes are currently in default and under negotiation for settlement.

●	During 2022, we issued convertible promissory notes to unrelated third parties totaling $874,000 with original issuance discounts of $114,000. The noteholders have the right to convert the notes into shares of common stock at fixed conversion prices ranging from $0.0005 to $0.0008 per share, and the notes were due one year from their respective execution and funding dates. The notes are currently in default and under negotiation for settlement.

●	During 2022, convertible promissory notes totaling $339,825 were amended to add additional original issuance discount for a total of $50,974 and extended maturity dates to July 2023. The notes are currently in default and under negotiation for settlement.

●	During 2023, the Company amended convertible promissory notes totaling $197,025 to add aggregate original issuance discounts of $29,554, which extended the due dates by twelve months, to various dates in January, May, and July 2024. The notes are currently in default and under negotiation for settlement.

●	During 2023, the Company issued convertible promissory notes to unrelated third parties with a fixed conversion price of $0.0006 per share, totaling $146,338 with a combined original issuance discount of $19,088. Of these, $17,250 of the notes are under a personal guarantee. All notes were due one year from their respective execution and funding dates. The notes are currently in default and under negotiation for settlement.

●	During 2024, a convertible promissory note of $53,230 was amended to add an additional original issuance discount (OID) of $7,985. The note is currently in default and under negotiation for settlement.

●	During 2024, the Company issued convertible promissory notes to unrelated third parties with fixed conversion prices ranging from $0.0005 to $0.0006 per share and 15% of OID. The aggregate principal amount issued during 2024 was $263,350, with total OID of $34,350. The notes were due one year from their respective execution and funding dates. These notes are currently in default and under negotiation for settlement.

●	During the second quarter of 2024, the Company settled convertible promissory notes with an aggregate principal balance of $52,500, which had a conversion price of $0.002. As part of the settlement, the Company recognized a $7,500 loss on settlement of debt during the second quarter of 2024. Total cash repayments under the settlement amounted to $60,000, and all settlement amounts were fully repaid as of the second quarter of 2025.

●	During the third quarter of 2024, the Company settled convertible promissory notes of $11,500, which had a conversion price of $0.0006. The Company completed repayment in the first quarter of 2025, with $11,500 in cash repayments.

●	During 2025 through March 2026, we issued convertible promissory notes to unrelated third parties for a total of $1,603,164 with aggregate original issuance discount of $209,108. The noteholders have the right to convert the notes into shares of Common Stock at fixed conversion prices ranging from $0.0005 to $0.0008 per share. The notes are due one year from the execution and funding of the notes. In connection with the issuance of $1,231,714 of these notes, we paid approximately 10% of the related proceeds to third parties, which has been recorded as additional debt discount. Both the original issue discount and the issuance-related costs are being amortized over the term of each tranche. $857,389 of the above-mentioned notes are in default and under negotiation for settlement as of the date of this report.

●	During July 2025, the Company settled a convertible promissory note with a principal balance of $11,500 through a cash repayment of $11,500.

●	In January 2026, the Company entered into a settlement agreement with the holder of certain promissory notes originally issued in 2021 and 2022, pursuant to which the outstanding notes of $172,500 were cancelled and extinguished in exchange for cash payments and the issuance of common stock. In connection with the settlement agreement, the $20,000 cash payment obligation was reclassified to settlement payable and included in accrued expenses. During the three months ended March 31, 2026, the Company made payments totaling $15,000, and the remaining $5,000 payment was made in April 2026. See Note 7 – Stockholders’ Deficit for additional details regarding the settlement and related share issuance.

●	The total discount amortization on all of the above mentioned convertible notes payable for the three months ended March 31, 2026 and 2025 was $52,300 and $42,032, respectively. At March 31, 2026 and December 31, 2025, the carrying value of the notes was $6,324,308 and $6,209,306, net of unamortized discounts of $116,725 and $82,802, respectively.

●	At March 31, 2026, $5,074,833 of the above mentioned convertible notes payable are in default and negotiation of settlement. At the date of this report, $5,387,529 of the notes remain in default and in negotiation of settlement.

(3)	At March 31, 2026 and December 31, 2025, the balance of $2,143,461 and $2,046,469, respectively, consisted of the following convertible loans:

●	The balance of $20,000 of a Convertible Note originated in March 2016 is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. We have accrued interest at a default interest rate of 20% after the note’s maturity date. At March 31, 2026 and December 31, 2025, the convertible note payable with principal balance of $20,000 plus accrued interest of $38,406 and $37,406 at fair value, were recorded at $106,190 and $78,280, respectively. The Note is in default and negotiation of settlement.

●	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note was due on May 4, 2018. The Note holder has the right to convert the note into shares of Common Stock at sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. We have accrued interest at a default interest rate of 19% after the note’s maturity date. After prior conversions, at March 31, 2026 and December 31, 2025, the remaining principal of $12,629 plus accrued interest of $25,568 and $24,937, respectively, at fair value, was recorded at $63,663 and $62,610, respectively. The remaining principal balance of the Note is in default.

●	During October 2020, we issued a Convertible Debenture in the amount of $250,000 to an unrelated third party. The note was due in October 2021. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. Upon default, we increased the outstanding principal by 10% and began accruing interest at the default rate of 24% from the note’s maturity date. At March 31, 2026 and December 31, 2025, the convertible note payable with principal balance of $275,000 plus accrued interest of $312,932 and $296,657, respectively, at fair value, were recorded at $1,175,864 and $1,143,319. The Note is in default and negotiation of settlement.

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party, and during August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. Both notes carry interest at 8% and were due one year from issuance, unless previously converted into shares of restricted common stock. Following maturity, we accrued interest at the default rate of 24%. The noteholders have the right to convert the notes into shares of common stock at fifty-five percent of the average of the three lowest trading prices of our restricted common stock for the fifteen trading days including the date of receipt of the conversion notice. At March 31, 2026 and December 31, 2025, the combined convertible notes payable plus accrued interest of $117,519 and $113,376, respectively, were recorded at fair value of $340,944 and $333,412. The Notes are in default and negotiation of settlement.

●	During January 2019, we issued a convertible debenture in the amount of $75,900 to an unrelated third party in connection with the restatement of a previously issued non-convertible note. The note was due in one year from the restatement date of the note. During November 2020, the Note holder assigned $20,000 of the $75,900 convertible note in January 2019 to a third party. The Noteholder has the right to convert the note into shares of common stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. At March 31, 2026 and December 31, 2025, the remaining convertible note payable of $55,900, at fair value, was recorded at $111,800 and $83,850, respectively. The note was due January 2020. The Note is in default and negotiation of settlement.

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the note. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. During October 2022, repayment of $10,000 was made. At March 31, 2026 and December 31, 2025, the convertible note payable with principal balance of $230,000, at fair value, was recorded at $345,000. The Note is in default and negotiation of settlement.

(4)	At March 31, 2026 and December 31, 2025, the balance of $225,000 consisted of the advances received from a third party during the periods from May 2019 through May 2020 in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold.

(5)	During June 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”) considering the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, in the amount of $731 commenced in February 2023. The balance of principal and interest is payable over a 360-month period from the date of the SBA Loan Agreement. The SBA requires that the Company collateralize the loan to the maximum extent up to the loan amount. If business fixed assets do not “fully secure” the loan the lender may include trading assets (using 10% of current book value for the calculation), and must take available equity in the personal real estate (residential and investment) of the principals as collateral. The outstanding balance for the EIDL loan at March 31, 2026 and December 31, 2025 is $149,169. The accrued interest as of March 31, 2026 and December 31, 2025 loan is $18,919 and $17,513, respectively. Interest expense was $1,406 for each of the three months ended March 31, 2026 and 2025.

At March 31, 2026, the future minimum principal payments for all debts are as follows:

March 31,	Amount
2027	$9,869,508
2028	3,742
2029	3,885
2030	4,033
2031	4,187
Thereafter	119,883
$10,005,238
Less: Long-term portion SBA notes payable	(135,730)
Current portion	$9,869,508

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

Common Stock Issued for Services

On May 1, 2025, the Company entered into a consulting agreement for services. Pursuant to the agreement, the Company agreed to issue up to 300,000,000 shares of restricted common stock as compensation over an initial 12-month service period, including an initial issuance of 100,000,000 shares upon execution and monthly issuances of 20,000,000 shares beginning July 1, 2025. The initial 100,000,000 shares were issued in May 2025 and were valued at $10,000. During the third and fourth quarter of 2025, the Company issued an additional 120,000,000 shares under this arrangement, with an aggregate fair value of $20,000. During the first quarter of 2026, the Company issued an additional 60,000,000 shares under this arrangement, with an aggregate fair value of $8,000. For the three months ended March 31, 2026, the Company recognized stock-based compensation expense of $10,500 related to this agreement. The remaining unrecognized compensation cost of $833 is expected to be recognized over the remaining service period (See Note 9).

On January 1, 2026, the Company entered into a consulting agreement for services. Pursuant to the agreement, the Company issued 30,000,000 shares of restricted common stock as compensation for a 12-month service period. The shares were valued at $3,000. For the three months ended March 31, 2026, the Company recognized stock-based compensation expense of $750 related to this agreement. The remaining unrecognized compensation cost of $2,250 is expected to be recognized over the remaining service period (See Note 9).

As of the date of this report, the above mentioned shares have not been issued by the transfer agent; however, the Company has recorded the shares as common stock to be issued and recognized the related stock based compensation expense.

Debt Settlement and Stock Issuance

In January 2026, the Company entered into a settlement agreement with the holder of certain promissory notes originally issued in 2021 and 2022. As of the settlement date, the aggregate carrying value of the outstanding debt was approximately $172,500 (see Note 6). Pursuant to the settlement, all outstanding notes were cancelled and extinguished. In exchange, the Company agreed to (i) pay $20,000 in cash, payable in four monthly installments of $5,000, and (ii) issue 60,000,000 shares of the Company’s common stock. In connection with the settlement agreement, the $20,000 cash payment obligation was reclassified to settlement payable and included in accrued expenses. The Company made the first three installment payments totaling $15,000 in the first quarter of 2026, and the final $5,000 was paid in April 2026 (see Note 8). The common shares issued in connection with the settlement were valued based on the Company’s trading price of $0.0002 per share, resulting in a fair value of $12,000. We recognized a gain on debt settlement of $140,500 during the first quarter of 2026, representing the excess of the carrying amount of the debt over the fair value of the consideration transferred. The gain on settlement is included in the accompanying condensed consolidated statements of operations.

8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2026	December 31, 2025
Accrued consulting fees	$310,900	$303,900
Accrued settlement expenses (1)	680,235	680,235
Accrued settlement expenses (See Note 7)	5,000	-
Accrued payroll taxes	301,153	293,847
Accrued interest	936,547	905,565
Accrued others	2,913	2,736
Total	$2,236,748	$2,186,283

(1)	On August 28, 2024, the U.S. District Court for the Eastern District of New York entered a final consent judgment against the Company, enjoining it from violating certain provisions of the federal securities laws and ordering disgorgement and civil monetary penalties. The Court entered a final consent judgment in which it was ordered to pay $520,940 in disgorgement and $59,295 in prejudgment interest thereon, as well as $100,000 in civil penalties. As of March 31, 2026 and December 31, 2025, the Company had accrued a total legal settlement amount of $680,235 (See Note 11). Any potential penalties or interest related to non-payment cannot be reasonably estimated at this time and, accordingly, have not been accrued in the accompanying unaudited condensed consolidated financial statements.

9. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	March 31, 2026	December 31, 2025
Supplier advances for venom	$406,472	$406,472
Reserve for supplier advances	(406,472)	(406,472)
Net supplier advances	-	-
Prepaid stock based compensation (see Note 7)	3,083	3,333
Prepaid professional fees	59,199	31,999
Total	$62,282	$35,332

We performed an evaluation of our supplier advances for venom at March 31, 2026 and December 31, 2025, and determined full reserves were necessary.

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

Between July and November 2023, $103,916 of the $264,000 settlement was converted into 59,043,425 shares, as summarized in the table below. The remaining $160,084 of the settlement was recorded as a settlement receivable in the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 and is expected to be converted in subsequent periods.

Date of Conversion Notice	Conversion Amount	Number of Shares Issued	Value of Shares Issued ($/per share) at Issuance
7/12/2023	$33,516	19,043,425	0.00176
8/24/2023	$35,200	20,000,000	0.00176
11/7/2023	$35,200	20,000,000	0.00176

Of the 59,043,425 shares issued, 39,043,425 shares were sold in the third quarter of 2023 for total proceeds of $68,716, of which $33,516 was collected and $35,200 remains receivable. The remaining 20,000,000 shares, converted in November 2023 and valued at $35,200, were recorded as an investment in StemSation stock at cost.

In March 2024, the Company sold an additional 10,000,000 shares for $17,600, the proceeds of which remained outstanding as of December 31, 2025. As a result, the gross receivable balance related to these transactions was $52,800 at March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, the Company recorded a full allowance for credit losses against the outstanding receivable balance based on management’s evaluation of collectability and current expected credit loss factors. The remaining 10,000,000 shares converted in November 2023, valued at $17,600, were recorded as an investment in StemSation stock as of March 31, 2026 and December 31, 2025 at cost. Management believes the carrying values approximate fair value based on the expected recovery pursuant to the Stock Purchase Agreement covering a total of 150,000,000 shares.

During May 2025, we purchased a convertible note for $28,750, with original issuance discount of $3,750. The note is convertible into common shares for $0.005 per common share and matures in one year from the funding of the note.

Convertible notes receivable were $30,500 and $1,750 as of March 31, 2026 and December 31, 2025, respectively. The $30,500 balance matured in May 2025 and was in default as of the filing date of this report.

11. COMMITMENTS AND CONTINGENCIES

Consulting Agreements

During July 2015, we signed an agreement with a company to provide consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of March 31, 2026. As of March 31, 2026 and December 31, 2025 we have accrued $142,500 in accrued expenses on the accompanying condensed consolidated balance sheets.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of March 31, 2026 and December 31, 2025, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

During September 2022, the Company renewed its consulting agreement with an external consultant for a three-year term, providing for monthly compensation of $10,000. In September 2025, the agreement was further renewed for an additional one-year term through September 2026. Consulting expenses totaled $30,000 for the three months ended March 31, 2026 and 2025, respectively, and are included within consulting expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, accrued consulting fees payable to this external consultant totaled $148,850 and $141,850, respectively, and are included in accrued expense on the accompanying condensed consolidated balance sheets.

On January 1, 2025, the Company entered into an Agent and Representation Agreement with an external consulting company pursuant to which the agent will solicit prospective commercial and contract manufacturing clients on behalf of the Company. Under the agreement, the Company is obligated to pay referral commissions to the agent for clients introduced by the agent who purchase the Company’s products or services. The agreement required an initial payment of $20,000 related to certain introduced clients, which was paid during the first quarter of 2025, and provides for additional commissions for the life of each referred client account, subject to the terms and conditions of the agreement. Consulting expenses of $0 and $20,000 were recorded during the three months ended March 31, 2026 and 2025, respectively, within consulting expenses in the accompanying unaudited condensed consolidated statements of operations.

On May 1, 2025, the Company entered into a consulting agreement for services. Pursuant to the agreement, the Company agreed to issue up to 300,000,000 shares of restricted common stock as compensation over an initial 12-month service period, including an initial issuance of 100,000,000 shares upon execution and monthly issuances of 20,000,000 shares beginning July 1, 2025. The initial 100,000,000 shares were issued in May 2025 and were valued at $10,000. During the third and fourth quarters of 2025, the Company issued 120,000,000 shares under this arrangement, with an aggregate fair value of $20,000. During the first quarter of 2026, the Company issued an additional 60,000,000 shares under this arrangement, with an aggregate fair value of $8,000. For the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of $10,500 and $0 related to this agreement. The remaining unrecognized compensation cost of $833 is expected to be recognized over the remaining service period (See Note 7 and Note 9).

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

As of March 31, 2026 and December 31, 2025, the Company had an outstanding principal balance of $0 and $20,000, respectively (see Note 6). Payments totaling $20,000 were made during January and February 2026.

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

In July 2024, a final judgment was issued, ordering the defendant to pay $520,940 in disgorgement, $59,295 in prejudgment interest, and a $100,000 civil penalty. As of March 31, 2026 and December 31, 2025, the Company had accrued a total legal settlement amount of $680,235 (See Note 8). Any potential penalties or interest related to non-payment cannot be reasonably estimated at this time and, accordingly, have not been accrued in the accompanying unaudited condensed consolidated financial statements.

Settlement with Marc Weller

In January 2026, the Company entered into a settlement agreement with Marc Weller in connection with a dispute arising in the ordinary course of business (See Note 6 and Note 7). As part of the settlement, the outstanding notes, with an aggregate carrying value of approximately $172,500, were cancelled and extinguished in exchange for (i) $20,000 in cash, payable in four monthly installments, and (ii) 60,000,000 shares of the Company’s common stock.

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

The measure of segment profit or loss used by the CODM is consolidated net loss, as reported in the condensed consolidated statements of operations. The significant expense categories included in the measure of segment profit or loss and regularly reviewed by the CODM include cost of goods sold, payroll, benefits and related taxes, professional fees, consulting expenses, other selling, general and administrative expenses.

The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. The Company has no intersegment revenues.

For the three months ended March 31, 2026 and 2025, one third-party customer accounted for approximately 5% and 31% of the Company’s net sales. These revenues were generated within the Company’s single reportable segment.

For the three months ended March 31, 2026 and 2025, sales to a related party, accounted for approximately 43% and 33% of total revenues, respectively. These sales are included within the Company’s single reportable operating segment. See Note 13 – Related Party Transactions for additional information.

13. RELATED PARTY TRANSACTIONS

The Company acts as a product formulator and contract manufacturer for Avini Health (“Avini”). The Company’s former chief executive officer, who held that position through March 2024, is an owner of Avini and is its chief scientific officer. Following March 2024, this individual assumed the role of Operations Manager of the Company.

During September 2023, the sales and manufacturing structure between the Company and Avini was revised. Avini assumed responsibility for manufacturing its own products, and the Company transferred to Avini certain raw materials and packaging supplies related to amounts previously advanced by Avini. In connection with this transition, the Company relocated its operations to a Boca Raton facility leased by Avini. Under this arrangement, the Company uses the facility rent-free, shares space and resources with Avini, and Avini pays all lease and office-related expenses. Sales to Avini declined beginning in 2024 as Avini began to manufacture its own products; however, the Company benefits from reduced operating costs and continued access to manufacturing capabilities for its own Nutra Pharma–branded products.

As of March 31, 2026 and December 31, 2025, the Company recorded accounts receivable from related party of $23,357 and $24,385, respectively, related to Avini product sales.

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. The Company paid $65,000 of accrued interest during 2021 and 2022, including $10,000 settled through the issuance of 12,500,000 shares of common stock in a related-party transaction in 2021, and paid an additional $10,000 of accrued interest during the first quarter of 2026. At March 31, 2026 and December 31, 2025, we owed this director accrued interest of $208,833 and $202,831, respectively.

As of March 31, 2026 and December 31, 2025, we had the following related party balances:

	March 31,	December 31,
	2026	2025
Account receivable – related party, net	$23,357	$24,385
Due to officers (See Note 5)	1,685,020	1,592,794
Accrued payroll due to officers	1,913,850	1,854,802
Accrued interest to a related party	208,833	202,831

For the three months ended March 31, 2026 and 2025, we had the following related party transactions:

	March 31, 2026	March 31, 2025
Net sales to a related party	$20,968	$36,420
Raw materials purchased from a related party	-	13,000
Interest expense to a related party	6,002	5,585

These transactions were not conducted at arm’s length and therefore may not reflect the terms that would have been agreed to with an unrelated third party.

14. RESEARCH SERVICES AGREEMENT WITH STEMSATION

On July 1, 2024, the Company entered into a one-year Research Services Agreement with StemSation to provide research and development services related to certain StemSation technologies. Under the agreement, the Company was entitled to receive $200,000 for services, payable upon execution and as requested. Revenue was recognized ratably at $50,000 per quarter over the original contractual term. The agreement was terminated effective March 31, 2025. The Company recognized $0 and $50,000 of other income for the three months ended March 31, 2026 and 2025, respectively. These amounts are included in the accompanying unaudited condensed consolidated statements of operations.

15. SUBSEQUENT EVENTS

Settlement of Convertible Debt

During April 2026, the Company settled a convertible promissory note of $17,825, which had a conversion price of $0.002, through cash repayments totaling $17,825.

Convertible Promissory Notes

During April to May 2026, we issued convertible promissory notes to unrelated third parties for a total of $220,800 with original issuance discount of $28,800. The Noteholders have the right to convert the notes into shares of Common Stock at fixed conversion price of $0.0008 per share. The notes are due one year from the execution and funding of the notes. In connection with the issuance of these notes, we paid 10% of the proceeds to a third party, which has been recorded as a debt discount. Both the original issuance discount and the issuance-related costs are being amortized over the term of each note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the three months ended March 31, 2026 has focused upon marketing our homeopathic drugs for the treatment of pain:

●	Nyloxin (Stage 2 Pain)
●	Nyloxin Extra Strength (Stage 3 Pain)
●	Pet Pain–Away
●	Equine Pain–Away
●	Luxury Feet

During the three months ended March 31, 2026 and thereafter, the following has occurred:

Since October of 2025, we have expanded our online efforts to include marketing and social media consultants to expand sales of Nyloxin and Pet Pain-Away. This has led to a bigger footprint on Amazon as well as the placement of Pet Pain-Away on Chewy, the largest online pet site.

Throughout first quarter of 2026, we have worked with our auditors and consultants to bring the Company’s financial reporting current.

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

● They are easy to administer.

We are currently working with consultants to develop trial protocols for a Phase I/II trial for the use of RPI–78M in the treatment of Pediatric Multiple Sclerosis. Our goal is to initiate these trials in late 2026.

Critical Accounting Policies and Estimates

Our condensed consolidated unaudited financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on May 20, 2026.

Effective January 1, 2026, the Company adopted ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Accounting for Convertible Debt Instruments (“ASU 2024-04”), and ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Improvements to Credit Loss Guidance (“ASU 2025-05”). The adoption of these accounting standards did not have a material impact on the Company’s condensed consolidated financial statements.

Additionally, the Company evaluated the applicability of ASU No. 2023-07, Codification Improvements to Segment Reporting (Topic 280) (“ASU 2023-07”), which resulted in expanded segment disclosure requirements but did not materially impact the Company’s condensed consolidated financial statements.

We regularly evaluate the accounting policies and estimates that we use to prepare our unaudited condensed consolidated financial statements. In general, management’s estimates are based on historical experience, information from third party professionals, and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management under different and/or future circumstances.

Results of Operations – Comparison of Three-Month Periods Ended March 31, 2026 and 2025

Net sales to unrelated customers were $27,246 for the three months ended March 31, 2026, compared to $73,974 for the same period in 2025, representing a decrease of $46,728, or approximately 63.17%. The decrease was primarily attributable to certain dietary supplement product lines that were transitioned to Avini Health beginning in the fourth quarter of 2025, while the Company retained ownership of its cobra venom technology and related individual brands, as well as lower private label customer order volumes and the timing of orders during the current quarter.

Net sales to a related party, Avini Health (Avini), were $20,968 for the three months ended March 31, 2026, compared to $36,420 for the same period in 2025, representing a decrease of $15,452, or approximately 42.43%. The decrease was primarily attributable to pricing changes in April 2025 and reduced sales volume during the current quarter compared to the prior-year period.

Cost of sales for the three–month period ended March 31, 2026 is $29,239 compared to $51,263, for the three–month period March 31, 2025. Our cost of sales includes the direct costs associated with manufacturing, shipping, handling costs, and inventory quality control personnel salaries. Our gross profit margin for the three–month period ended March 31, 2026 is $18,975 or 39.36% compared to $59,131 or 53.56% for the three–month period ended March 31, 2025. This gross margin includes reserves of $0 in the current quarter and $5,000 in the prior-year quarter for undelivered venom and slow-moving inventory. Excluding the reserve, gross margin for the current quarter would be 39.36% compared to 58.09% for the prior-year period. The decline was primarily attributable to lower sales volume, relatively fixed operating and fulfillment-related costs that were spread over a smaller revenue base.

Operating expenses decreased by $10,726, or 2.62%, from $408,950 for the quarter ended March 31, 2025 to $398,224 for the quarter ended March 31, 2026. Operating expenses remained generally consistent with the prior-year period, as decreases in payroll and other general and administrative costs were partially offset by increases in professional and consulting expenses.

Other income was $0 and $50,000 for the three months ended March 31, 2026 and 2025, respectively. The other income for the 2025 period was primarily driven by $50,000 recognized in the first quarter of 2025, earned under a short-term research and development services contract.

Interest expense, including related party interest expense, increased $2,567 or 2.62%, from $97,795 for the quarter ended March 31, 2025 to $100,362 for the quarter ended March 31, 2026. This increase was primarily due to the increase in amortization of loan discounts in the quarter ended March 31, 2026 compared to the prior-year period.

We carry certain of our debentures at fair value. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt is included in the value of the derivative liabilities. For the three months ended March 31, 2026 and 2025, the liability related to these hybrid instruments fluctuated, resulting in a loss of $120,564 and $1,007,309, respectively. Interest expense on these debentures is included in the change in fair value of convertible notes and derivatives in the accompanying unaudited condensed consolidated statements of operations.

Gain on settlement of debt increased by $140,500, from no gain or loss during the first quarter of 2025 to a gain of $140,500 during the first quarter of 2026. The gain recognized during the current-year period was primarily attributable to debt settlement agreements executed in January 2026, which resulted in the settlement of certain outstanding obligations through the issuance of common stock and cash payments.

As a result of the foregoing, our net loss decreased by $945,248 or 67.28%, from a net loss of $1,404,923 for the quarter ended March 31, 2025 to a net loss of $459,675 for the quarter ended March 31, 2026.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended March 31, 2026, we have an accumulated deficit of $78,738,204 at March 31, 2026. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $17,243,345 and a stockholders’ deficit of $17,261,981 at March 31, 2026.

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

Current operations are primarily being funded through a combination of product sales, promissory notes and convertible notes. During the three months ended March 31, 2026, the Company raised $235,200 from the issuance of convertible notes and $83,250 from promissory notes.

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

We do not have any off-balance sheet arrangements or commitments that have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material, other than those which may be disclosed in this Management’s Discussion and Analysis of Financial Condition and the unaudited Condensed Consolidated Financial Statements and related notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2026, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2026, as defined in Rule 13a–15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10–K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of March 31, 2026. In light of this, we performed additional post–closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or 15d–15 under the Exchange Act that occurred during the three months ended March 31, 2026 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Marc Weller v. Nutra Pharma Corporation, Case No. CACE-24-018346

In January 2026, the Company entered into a settlement agreement with Marc Weller resolving litigation in Broward County, Florida. Pursuant to the settlement, the Company agreed to cancel and extinguish outstanding notes with an aggregate carrying value of approximately $172,500 in exchange for $20,000 in cash, which was fully repaid in installments through April 2026, and the issuance of 60 million shares of common stock.

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

On May 19, 2025, the parties settled the case; fully resolving all existing disputes and conflicts between the parties. We agreed to pay $35,000 to the plaintiff(s) on or before May 19, 2025 and completed nine monthly payments of $10,000 each, with all amounts paid in full as of February 2026. The case was dismissed on May 20, 2025 and all payments have been made as agreed.

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

On May 29, 2019 (following each of the defendants filing motions to dismiss), the SEC filed a First Amended Complaint which generally alleged the same conduct as its original Complaint, but accounted for certain guidance provided by the United States Supreme Court in a case that had been recently decided. Each of the defendants then moved to dismiss the SEC’s First Amended Complaint. On June 30, 2020, the Court entered an Order granting in part and denying in part the various motions to dismiss. Following that Order, the SEC filed a Second Amended Complaint (the operative pleading) and the defendants filed their answers which generally denied liability. The Court conducted a hearing on February 23, 2021 and set an initial briefing schedule for the SEC’s Motion for Partial Summary Judgment wherein the Plaintiffs’ Motion for Partial Summary Judgment was due on April 5, 2021, the Defendants’ Consolidated (i.e., collectively, Nutra Pharma Corporation, Erik “Rik” Deitsch, and Sean McManus) Response Brief to the SEC’s Motion was due May 3, 2021, and the Plaintiffs’ Reply Brief was due on May 19, 2021. On March 23, 2021, the Plaintiff filed a Motion for Extension of Time to file the Motion for Partial Summary Judgment. On April 9, 2021, the Plaintiff filed a Motion for Partial Summary Judgment, Defendants’ filed a Memorandum of Law in Opposition to Plaintiff’s Motion on May 7, 2021, and Plaintiff filed its Reply brief on May 21, 2021.

In July 2024, a final judgment was issued, ordering the defendant to pay $520,940 in disgorgement, $59,295 in prejudgment interest, and a $100,000 civil penalty. As of March 31, 2026 and December 31, 2025, the Company had accrued a total legal settlement amount of $680,235.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During January through April 2026, the Company issued 110,000,000 shares of its common stock to two service providers pursuant to consulting agreements. These shares have been recorded as common stock to be issued, as the transfer agent had not yet completed the issuance process.

During January 2026, the Company issued 60,000,000 shares of common stock in connection with the settlement and extinguishment of convertible notes payable with an aggregate carrying value of $172,500.

Item 3. Defaults Upon Senior Securities

As of March 31, 2026, certain of the Company’s promissory notes and convertible promissory notes were in default. The Company is currently negotiating settlements with the respective noteholders. Additional information regarding these notes is included in Note 6 – Debt Notes to the unaudited condensed consolidated financial statements included in Part I of this report.

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

NUTRA PHARMA CORP.
Registrant

Dated: May 29, 2026	/s/ Michael Flax, DDS
Michael Flax, DDS
Chief Executive Officer/Chief Financial Officer

