Form 10-Q
period 2026-06-30
NUTRA PHARMA CORP
filed 2026-08-19
CIK 1119643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2026

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

As of August 19, 2026, there were 7,159,727,214 shares of common stock and 12,000,000 shares of Series B preferred stock issued and outstanding.

2

Nutra Pharma Corp (“Nutra Pharma”) and its wholly owned subsidiaries, Designer Diagnostics Inc. and ReceptoPharm, Inc. (“ReceptoPharm”), are referred to herein as “we”, “our” or “us” (Designer Diagnostics Inc. has been inactive since June 2011, ReceptoPharm is individually referred to herein).

Forward Looking Statements

This Quarterly Report on Form 10–Q for the period ending June 30, 2026, contains forward–looking statements that involve risks and uncertainties, as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward–looking statements. The words or phrases “would be,” “will allow, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward–looking statements.” We are subject to risks detailed in Item 1(a). All statements other than statements of historical fact are statements that could be deemed forward–looking statements, including: (a) any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; and (b) any statements of the plans, strategies and objectives of management for future operations; and (c) any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward–looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRA PHARMA CORP.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$12,181
Accounts receivable	26,454	26,060
Accounts receivable - related party, net	21,567	24,385
Inventory, current portion	23,509	19,535
Other receivable	133,906	133,906
Convertible notes receivable, net of discount	30,500	30,500
Receivable from sale of Stemsation stocks, net	-	-
Investment in Stemsation stocks	17,600	17,600
Settlement receivables	160,084	160,084
Prepaid expenses and other current assets	49,499	35,332
Total current assets	463,119	459,583

Inventory, less current portion	91,244	99,170
Due from employee - related party, net	47,554	38,043
Property and equipment, net	20,946	25,805
Total assets	$622,863	$622,601

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$889,624	$853,581
Accrued expenses	2,314,136	2,186,283
Accrued payroll due to officers	2,027,893	1,892,845
Accrued interest to related parties	215,081	202,831
Due to related parties	1,773,851	1,592,794
Derivative liabilities	2,037,134	960,382
Notes payable – Unrelated third parties, net	1,114,321	1,129,247
Convertible notes payable – Unrelated third parties, net	6,589,684	6,209,306
Convertible notes payable, at fair value	4,495,723	2,046,469
Other advances from an unrelated third party	225,000	225,000
SBA notes payable, current portion	14,361	12,525
Total current liabilities	21,696,808	17,311,263

SBA notes payable, less current portion	134,808	136,644
Total liabilities	21,831,616	17,447,907

Commitments and Contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized and 12,000,000 Series B Preferred shares authorized, issued and outstanding	12,000	12,000
Common stock, $0.001 par value, 12,000,000,000 shares authorized; 7,159,727,214 and 7,099,727,214 shares issued and outstanding, respectively	7,159,727	7,099,727
Common stock to be issued	514,678	501,678
Additional paid-in capital	53,791,818	53,839,818
Accumulated deficit	(82,686,976)	(78,278,529)
Total stockholders’ deficit	(21,208,753)	(16,825,306)
Total liabilities and stockholders’ deficit	$622,863	$622,601

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Net sales	$34,463	$84,532	$61,709	$158,506
Net sales to a related party	23,459	37,611	44,427	74,031
Cost of sales	(25,297)	(58,715)	(54,536)	(104,978)
Reserve for supplier advances for purchases	-	-	-	(5,000)
Gross profit	32,625	63,428	51,600	122,559

Operating expenses:
Payroll, benefits and related taxes	184,743	174,554	355,031	354,143
Professional fees	171,850	75,406	289,350	187,224
Consulting expenses	81,246	76,167	167,232	163,726
Other selling, general and administrative costs	30,250	27,830	54,700	57,814
Total operating expenses	468,089	353,957	866,313	762,907
Loss from operations	(435,464)	(290,529)	(814,713)	(640,348)

Other income (expenses)
Other income	2,305	8,750	2,305	58,750
Interest expense	(103,922)	(101,242)	(198,282)	(193,452)
Interest expense to related parties	(6,248)	(5,550)	(12,250)	(11,135)
Change in fair value of convertible notes and derivatives	(3,405,443)	704,622	(3,526,007)	(302,687)
Net gain on settlement of debt and accrued expenses	-	53,526	140,500	53,526
Total other expenses, net	(3,513,308)	660,106	(3,593,734)	(394,998)
Loss before income taxes	(3,948,772)	369,577	(4,408,447)	(1,035,346)
Provision for income taxes	-	-	-	-
Net (loss) income	$(3,948,772)	$369,577	$(4,408,447)	$(1,035,346)

Net loss per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic	8,066,882,434	7,743,036,280	8,039,312,159	7,710,251,385

Weighted average number of shares outstanding during the period - diluted	8,066,882,434	37,727,786,152	8,039,312,159	7,710,251,385

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended June 30, 2026 and 2025

(Unaudited)

	Preferred Stock Series B		Common Stock		Common Stock to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -March 31, 2026	12,000,000	$12,000	7,159,727,214	$7,159,727	887,375,000	$512,678	$53,791,818	$(78,738,204)	$(17,261,981)

Common stock to be issued for stock based compensation	-	-	-	-	20,000,000	2,000	-	-	2,000
Net loss	-	-	-	-	-	-	-	(3,948,772)	(3,948,772)
Balance -June 30, 2026	12,000,000	$12,000	7,159,727,214	$7,159,727	907,375,000	$514,678	$53,791,818	$(82,686,976)	$(21,208,753)

	Preferred Stock Series B		Common Stock		Common Stock to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -March 31, 2025	12,000,000	$12,000	7,099,727,214	$7,099,727	577,375,000	$471,678	$53,839,818	$(77,636,060)	$(16,212,837)

Common stock to be issued for stock based compensation	-	-			100,000,000	10,000			10,000
Net income	-	-	-	-	-	-	-	369,577	369,577
Balance -June 30, 2025	12,000,000	$12,000	7,099,727,214	$7,099,727	677,375,000	$481,678	$53,839,818	$(77,266,483)	$(15,833,260)

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Preferred Stock Series B		Common Stock		Common Stock to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2025	12,000,000	$12,000	7,099,727,214	$7,099,727	797,375,000	$501,678	$53,839,818	$(78,278,529)	$(16,825,306)

Common stock to be issued for stock based compensation	-	-	-	-	110,000,000	13,000	-	-	13,000
Common stock issued for settlement of debt	-	-	60,000,000	60,000	-	-	(48,000)	-	12,000
Net loss	-	-	-	-	-	-	-	(4,408,447)	(4,408,447)
Balance -June 30, 2026	12,000,000	$12,000	7,159,727,214	$7,159,727	907,375,000	$514,678	$53,791,818	$(82,686,976)	$(21,208,753)

	Preferred Stock Series B		Common Stock		Common Stock to be issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2024	12,000,000	12,000	7,099,727,214	$7,099,727	577,375,000	$471,678	$53,839,818	$(76,231,137)	$(14,807,914)

Common stock to be issued for stock based compensation	-	-	-	-	100,000,000	10,000	-	-	10,000
Net loss	-	-	-	-	-	-	-	(1,035,346)	(1,035,346)
Balance -June 30, 2025	12,000,000	$12,000	7,099,727,214	$7,099,727	677,375,000	$481,678	$53,839,818	$(77,266,483)	$(15,833,260)

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(4,408,447)	$(1,035,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in reserve for supplier advances for purchases	-	5,000
Net gain on settlement of debt and accrued expenses	(140,500)	(53,526)
Depreciation	4,859	5,308
Stock-based compensation	14,833	1,667
Amortization of convertible notes receivable discount	-	(3,750)
Change in fair value of convertible notes and derivatives	3,526,007	302,687
Amortization of loan discount	132,175	126,085
Amortization of operating lease right-of-use assets	-	44,462
Changes in operating assets and liabilities:
Increase in accounts receivable	(394)	(11,469)
Decrease (increase) in accounts receivable - related party, net	2,818	(3,655)
Decrease in inventory	3,952	9,038
Increase in other receivable	-	(100,000)
Increase in due from employee - related party, net	(9,511)	-
Increase in prepaid expenses and other current assets	(16,000)	(102,500)
(Decrease) increase in accounts payable	36,043	(8,678)
Increase in accrued expenses	127,853	66,402
Increase in accrued payroll due to officers	135,048	99,291
Increase in due to a related party	-	9,584
Increase (decrease) in accrued interest to related parties	12,250	1,798
Decrease in operating lease obligations	-	(45,774)
Net cash used in operating activities	(579,014)	(693,376)

Cash flows from investing activities:
Purchase of property and equipment	-	(26,052)
Convertible notes receivable advances	-	(25,000)
Net cash used in investing activities	-	(51,052)

Cash flows from financing activities:
Advances from related parties	254,057	290,258
Repayments to related parties	(73,000)	(145,352)
Proceeds from convertible notes	463,001	810,056
Repayment of convertible notes	(37,825)	(28,000)
Advances from notes payable	83,250	-
Repayments of notes payable	(122,650)	(139,912)
Net cash provided by financing activities	566,833	787,050

Net change in cash	(12,181)	42,622

Cash - beginning of period	12,181	36,447

Cash - end of period	$-	$79,069

Supplemental Cash Flow Information:
Cash paid for interest	$3,816	$46,222
Cash paid for income taxes	$-	$-

Non Cash Financing and Investing:
Common stock to be issued for stock based compensation	$13,000	$-
Common stock issued for settlement of debt	$12,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

NUTRA PHARMA CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

Liquidity and Going Concern

Our Unaudited Condensed Consolidated Financial Statements are presented on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring, significant losses from operations, and have an accumulated deficit of $82,686,976 at June 30, 2026. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $21,233,689 and a stockholders’ deficit of $21,208,753 at June 30, 2026.

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

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers and a third party payment processor, net of estimated allowances for uncollectible accounts. No allowance for doubtful accounts is deemed to be required at June 30, 2026 and December 31, 2025.

At June 30, 2026 and December 31, 2025, the Company recorded a provision for credit losses of $52,800 related primarily to the establishment of reserves against receivables from sales of Stemsation stock based on management’s evaluation of collectability and current expected credit loss factors.

Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of packaging materials, finished products, and raw venom that is utilized to make the API (active pharmaceutical ingredient). The raw unprocessed venom has an indefinite life for use. We classify inventory as short-term or long-term inventory based on timing of when it is expected to be consumed. The Company regularly reviews inventory quantities on hand. If necessary, it records a net realizable value adjustment for excess and obsolete inventory based primarily on its estimates of product demand and production requirements. Write-downs are charged to cost of sales. We performed an evaluation of our inventory and related accounts at June 30, 2026 and December 31, 2025, and determined no reserves were necessary.

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

Cash and cash equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits of $250,000. For the purpose of the condensed consolidated statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of June 30, 2026 and December 31, 2025, the cash balance is $0 and $12,181, respectively.

Concentration of Credit Risk

Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. We do not hold or issue financial instruments for trading purposes. For the three and six months ended June 30, 2026, sales to Avini Health (“Avini”), a related party, accounted for approximately 41% and 42% of total revenues, respectively. For the three and six months ended June 30, 2025, the same customer accounted for approximately 31% and 32% of total revenues, respectively. For the three and six months ended June 30, 2026, one third-party customer accounted for approximately 5% of the Company’s net sales. For the three and six months ended June 30, 2025, the same customer accounted for approximately 20% and 25% of the Company’s net sales, respectively. These revenues were generated within the Company’s single reportable segment. As of June 30, 2026 and December 31, 2025, 100% of accounts receivable from unrelated parties consisted of reserves due from a single payment processor.

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

Income Taxes

The Company recorded no income tax expense for the six months ended June 30, 2026 and 2025 because the estimated annual effective tax rate was zero. The Company applies the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, as well as for net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of June 30, 2026 and December 31, 2025, the Company continues to maintain a full valuation allowance against its net deferred tax assets due to a history of operating losses and the uncertainty regarding the Company’s ability to generate sufficient future taxable income to realize such assets. The Company’s federal and state income tax returns for 2021 to 2025 remain open for examination by taxing authorities.

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

	Three Months Ended
	June 30,
	2026	2025
Basic and diluted numerator:

Net income (loss) - basic	$(3,948,772)	$369,577

Effect of dilutive securities:
Change in fair value of convertible notes	-	43,339
Interest on convertible debt	-	53,084
Net income (loss) - diluted	$(3,948,772)	$466,000

Basic and diluted denominator:

Weighted-average common shares outstanding - basic	8,066,882,434	7,743,036,280

Effect of dilutive securities:
Convertible debt	-	29,984,749,872
Weighted-average common shares outstanding - diluted (1)	8,066,882,434	37,727,786,152

Net income (loss) per share - basic and diluted	$(0.00)	$0.00

(1)	Includes potential common shares that are in excess of authorized shares.

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because for the three months ended June 30, 2026 and 2025, the effect of including these potential shares was antidilutive due to a net loss:

	June 30, 2026	June 30, 2025
Convertible notes payable at fair value	22,478,616,417	-
Convertible notes payable	10,185,671,991	-
Total	32,664,288,408	-

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because for the six months ended June 30, 2026 and 2025, the effect of including these potential shares was antidilutive due to a net loss:

	June 30, 2026	June 30, 2025
Convertible notes payable at fair value	22,478,616,417	21,277,479,346
Convertible notes payable	10,185,671,991	9,245,162,386
Total	32,664,288,408	30,522,641,732

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

Not Yet Effective Pronouncements

The Company has evaluated the impact of the recently issued accounting standards that had not been adopted as of June 30, 2026:

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

2. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the unaudited condensed consolidated financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at June 30, 2026 and December 31, 2025:

	Fair Value Measurements at June 30, 2026
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$2,037,134	$-	$2,037,134	$-
Convertible notes at fair value	$4,495,723	$-	$-	$4,495,723

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$960,382	$-	$960,382	$-
Convertible notes at fair value	$2,046,469	$-	$-	$2,046,469

We valued derivative liabilities using the number of potential convertible shares for convertible notes with fixed conversion price that are recorded at amortized cost times the closing stock price of our restricted common stock at June 30, 2026 and December 31, 2025. These derivative liabilities are recorded due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit and the equity environment is tainted, and therefore all convertible debt should be accounted for as liabilities.

The following table summarizes assumptions and the significant terms of the convertible notes for which the entire hybrid instrument is recorded at fair value at June 30, 2026 and December 31, 2025:

					Conversion Price - Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face Amount	Interest Rate	Default Interest Rate	Discount Rate	Anti-Dilution Adjusted Price	% of stock price for look-back period	Look-back Period
June 30, 2026	$663,529	8%-10%	19%-24%	N/A	$0.00005-$0.00011	50%-60%	3 to 25 Days
December 31, 2025	$663,529	8%-10%	19%-24%	N/A	$0.00005-$0.00007	50%-60%	3 to 25 Days

Using the stated assumptions summarized in the table above, we calculated the inception date and reporting period fair values of each note issued. The following table shows the changes in fair value measurements for the convertible notes at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2026 and the year ended December 31, 2025:

Description	June 30, 2026	December 31, 2025
Beginning balance	$2,046,469	$2,041,464
Loss from change in fair value (1)	2,449,254	5,005
Ending balance	$4,495,723	$2,046,469

(1)	The losses related to the valuation of the convertible notes are included in “Change in fair value of convertible notes and derivatives” in the accompanying unaudited condensed consolidated statements of operations.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value on an average cost basis. At June 30, 2026 and December 31, 2025, inventories were as follows:

	June 30, 2026	December 31, 2025
Raw Materials	$103,244	$111,170
Finished Goods	11,509	7,535
Total Inventories	114,753	118,705
Less: Long-term inventory	(91,244)	(99,170)
Current portion	$23,509	$19,535

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Furniture and fixtures	$29,787	$29,787
Lab equipment	54,274	54,274
Total	84,061	84,061
Less: Accumulated depreciation	(63,115)	(58,256)
Property and equipment, net	$20,946	$25,805

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At June 30, 2026, we believe the carrying values of our long-lived assets are recoverable. Depreciation expense for the three-months ended June 30, 2026 and 2025 was $2,358 and $3,163, respectively. Depreciation expense for the six-months ended June 30, 2026 and 2025 was $4,859 and $5,308, respectively.

5. DUE TO RELATED PARTIES

At June 30, 2026 and December 31, 2025, the balance due to an entity controlled by Rik Deitsch, the Company’s former CEO, was $1,520,851 and $1,339,794, respectively. The balance is unsecured and non-interest bearing, and is included in due to related parties in the accompanying condensed consolidated balance sheet.

Due to related parties also includes $253,000 payable to Michael Flax, the Company’s CEO, related to convertible notes issued during 2021 and 2022. The notes have a conversion price of $0.0008 per share and are currently in default.

These transactions were not conducted on an arm’s-length basis and, as such, may differ from the terms that would have been negotiated with an unrelated third party.

6. DEBTS

Debts consist of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Notes payable – Unrelated third parties (Net of discount of $27,362 and $24,587, respectively) (1)	$1,114,321	$1,129,247
Convertible notes payable – Unrelated third parties (Net of discount of $117,575 and $82,802, respectively) (2)	6,589,684	6,209,306
Convertible notes payable, at fair value (3)	4,495,723	2,046,469
Other advances from an unrelated third party (4)	225,000	225,000
SBA notes payable (5)	149,169	149,169
Ending balances	12,573,897	9,759,191
Less: Long-term portion- SBA notes payable	(134,808)	(136,644)
Current portion	$12,439,089	$9,622,547

(1)	At June 30, 2026 and December 31, 2025, the balance of $1,114,321 and $1,129,247 net of discount of $27,362 and $24,587, respectively, consisted of the following loans:

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

The Company made repayments totaling $105,000 in 2025, and the remaining balance of $20,000 was fully repaid in February 2026. As of June 30, 2026 and December 31, 2025, the outstanding principal balance was $0 and $20,000, respectively.

●	On August 2, 2011 under a settlement agreement with Liquid Packaging Resources, Inc. (“LPR”), we agreed to pay LPR a total of $350,000 in monthly installments of $50,000 beginning August 15, 2011 and ending on February 15, 2012. We signed the first amendment to the settlement agreement where we agreed to pay $175,000, which was the balance outstanding at December 31, 2011 (this includes a $25,000 penalty for non-payment). We repaid $25,000 during 2012. We did not make all of the payments under such amendment and as a result pursuant to the original settlement agreement, LPR had the right to sell 142,858 shares (5,714,326 shares pre reverse stock split) of our free trading stock held in escrow by their attorney and receive cash settlements for a total amount of $450,000 (the initial $350,000 plus total default penalties of $100,000). LPR sold the note to Southridge Partners, LLP (“Southridge”) for consideration of $281,772 in June 2012. In August 2013, the debt of $281,772 reverted back to LPR and remains outstanding at June 30, 2026 and December 31, 2025.

●	At December 31, 2012, we owed University Centre West Ltd. approximately $55,410 for rent, which was assigned and sold to Southridge. The debt of $55,410 reverted back to University Centre West Ltd. and is currently outstanding and carries no interest.

●	In April 2016, we issued a promissory note to an unrelated third party in the amount of $10,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and negotiation of settlement. At June 30, 2026 and December 31, 2025, the accrued interest is $10,342 and $9,839, respectively.

●	In May 2016, the Company issued a promissory note to an unrelated third party in the amount of $75,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. During April 2017, we accepted the offer of a settlement to issue 5,000,000 common shares as a repayment of $25,000. The note is in default and in negotiation of settlement. At June 30, 2026 and December 31, 2025, the outstanding principal balance is $50,000 and accrued interest is $129,034 and $123,001, respectively.

●	In June 2016, the Company issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and negotiation of settlement. At June 30, 2026 and December 31, 2025, the outstanding principal balance is $50,000 and accrued interest is $122,233 and $116,200, respectively.

●	A promissory note originally issued to an unrelated third party in August 2016 was restated in September 2019 in the amount of $333,543 bearing monthly interest at a rate of 2% and was due September 2020. The Note is in default and negotiation of settlement. At June 30, 2026 and December 31, 2025, the principal balance is $333,543, and the accrued interest is $552,569 and $512,321, respectively.

●	On September 26, 2016, we issued a promissory note to an unrelated third party in the amount of $75,000 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. In March 2018, $15,000 of the principal balance of the note was assigned to an unrelated third party and is in default and negotiation of settlement. In February 2020, the remaining principal balance of $60,000 and accrued interest of $15,900 was restated in the form of a Convertible Note (See Note 6(4)). At June 30, 2026 and December 31, 2025, the principal balance outstanding is $15,000, and the accrued interest is $1,371.

●	In October 2016, we issued a promissory note to an unrelated third party in the amount of $50,000 bearing monthly interest at a rate of 2%. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At June 30, 2026 and December 31, 2025, the accrued interest is $118,533 and $112,500, respectively.

●	In June 2017, we issued a promissory note to an unrelated third party in the amount of $12,500 bearing interest at 10% annually. The note was due in one year from the execution and funding of the note. The note is in default and in negotiation of settlement. At June 30, 2026 and December 31, 2025, the accrued interest is $11,448 and $10,819, respectively.

●	During July 2017, we received a loan for a total of $200,000 from an unrelated third party. The loan was repaid through scheduled payments through August 2017 along with interest on average 15% annum. During June 2018, the loan was settled with two unrelated third parties for $130,401 and $40,000, respectively, with the monthly scheduled repayments of approximately $5,000 and $2,000 per month to each unrelated party through July 2020. The Company repaid an aggregate of $136,527 over the four years from 2018 through 2021. The portion of settlement of $130,401 was repaid in full as of March 31, 2021. At June 30, 2026 and December 31, 2025, the outstanding principal balance is $33,874 and is in default and negotiation of settlement.

●	In July 2017, we issued a promissory note to an unrelated third party in the amount of $50,000 with original issue discount of $10,000. The note was due in six months from the execution and funding of the note. The note is in default and in negotiation of settlement. At June 30, 2026 and December 31, 2025, the principal balance of the note is $50,000.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $120,000 with original issuance discount of $20,000. During March 2020, $50,000 of the Note was settled for 125,000,000 shares with a fair value of $87,500. The remaining balance of $70,000 was restated with additional issuance discount of $14,000. We repaid a total of $15,000 during 2022. At June 30, 2026 and December 31, 2025, the outstanding principal balance of the loan is $69,000, and is in default and negotiation of further settlement.

●	In November 2017, we issued a promissory note to an unrelated third party in the amount of $18,000 with original issuance discount of $3,000. The note is in default and in negotiation of settlement. The note was due in six months from the execution and funding of the note. At June 30, 2026 and December 31, 2025, the principal balance of the note is $18,000 and the accrued interest is $2,000. The accrued interest represents a one-time amount and no further interest is accruing on the note.

●	In September 2025, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $147,200 of the Company’s future receivables in exchange for total proceeds of $112,650, on a non-recourse basis. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $147,200 was collected. In connection with this transaction, the Company recorded a total debt discount of $34,550 related to loan origination fees and issuance costs, which is being amortized over the term of the agreement. Repayments of $42,465 and $70,775 were made during 2025 and the first two quarters of 2026, respectively. Amortization for the three months ended June 30, 2026 and 2025, was $8,637 and $0, respectively. Amortization for the six months ended June 30, 2026 and 2025, was $16,612 and $0, respectively. At June 30, 2026 and December 31, 2025, the principal balance, net of debt discount of $7,975 and $24,587, was $25,985 and $80,148, respectively.

●	In March 2026, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $110,500 of the Company’s future receivables in exchange for total proceeds of $83,250, on a non-recourse basis. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $110,500 was collected. In connection with this transaction, the Company recorded a total debt discount of $27,250 related to loan origination fees and issuance costs, which is being amortized over the term of the agreement. Repayments of $31,875 were made during the first two quarters of 2026. Amortization for the three and six months ended June 30, 2026 was $6,813 and $7,863, respectively. At June 30, 2026, the principal balance, net of debt discount of $19,387, was $59,238.

(2)	At June 30, 2026 and December 31, 2025, the balance of $6,589,684 and $6,209,306 net of discount of $117,575 and $82,802, respectively, consisted of the following convertible loans:

●	In October 2017, we issued a promissory note to an unrelated third party in the amount of $60,000 with original issuance discount of $10,000 and a conversion option at $0.001 per share. The note was due in six months from the execution and funding of the note. The loan is in default and in negotiation of settlement. At June 30, 2026 and December 31, 2025, the principal balance of the note is $60,000.

●	During January through December 2018, we issued convertible notes payable to 14 unrelated third parties for a total of $525,150 with original issue discount of $44,150. The notes were due in six months from the execution and funding of each note. The notes are convertible into shares of Company’s common stock at a fixed conversion price ranging from $0.0003 to $0.001 per share. During May 2019, we restated two convertible notes payable with additional original issuance discount of $6,400. The two restated notes were due in August 2020. At June 30, 2026 and December 31, 2025, the outstanding principal balance of the notes issued in 2018 was $531,550. The Notes are in default and negotiation of settlement.

●	During February 2019, the Company issued convertible notes payable totaling $55,000 with an original issuance discount of $5,000. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.0005 per share. During August and October 2020, the notes were amended to include additional original issuance discounts of $9,200 and were accompanied by the issuance of warrants. All warrants associated with these notes expired during 2022. The Notes are in default and negotiation of settlement.

●	During November 2019, we issued a convertible promissory note to an unrelated third party for $137,500 with original issuance discount of $12,500. The note was due nine months from the execution and funding of the notes. The Noteholder had the right to convert the note into shares of Common Stock at a fixed conversion price of $0.000275. The Note is in default and negotiation of settlement.

At June 30, 2026 and December 31, 2025, the outstanding principal balance of the notes issued in 2019 was $201,700.

●	During the year ended December 31, 2020, the Company issued convertible notes payable totaling $555,600 with original issuance discounts of $53,600. $287,400 of these notes were due in a year, and $268,200 of the Notes were due in six months from the execution and funding of each note. The notes are convertible into shares of the Company’s common stock at a fixed conversion price ranging from $0.0002 to $0.0008 per share. In May 2022, $16,500 of the notes issued in November 2020 were settled through the issuance of common stock. At June 30, 2026 and December 31, 2025, the outstanding principal balance of the notes issued in 2020 was $539,100. The notes are currently in default and under negotiation for settlement.

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

Amortization of debt discount for the three and six months ended June 30, 2026 was $9,900 and $19,375, respectively. Amortization of debt discount for the three and six months ended June 30, 2025 was $8,625 and $16,875, respectively. The principal balance, net of unamortized debt discount of $23,175 and $2,875, was $281,000 and $261,625, as of June 30, 2026 and December 31, 2025, respectively.

●	During 2021, we issued convertible promissory notes to unrelated third parties totaling $2,480,043 with original issuance discounts of $323,484. The Noteholders have the right to convert the notes into shares of Common Stock at a fixed conversion price ranging from $0.0003 to $0.002 per share. The notes were due one year from the execution and funding of the notes. On January 1, 2022, $228,563 of the Notes issued during January to April 2021 were amended to extend the due date to August 29, 2022. The notes are currently in default and under negotiation for settlement.

●	During 2022, we issued convertible promissory notes to unrelated third parties totaling $874,000 with original issuance discounts of $114,000. The noteholders have the right to convert the notes into shares of common stock at fixed conversion prices ranging from $0.0005 to $0.0008 per share, and the notes were due one year from their respective execution and funding dates. The notes are currently in default and under negotiation for settlement.

●	During 2022, convertible promissory notes totaling $339,825 were amended to add additional original issuance discount for a total of $50,974 and extended maturity dates to July 2023. The notes are currently in default and under negotiation for settlement.

●	During 2023, the Company amended convertible promissory notes totaling $197,025 to add aggregate original issuance discounts of $29,554, which extended the due dates by twelve months, to various dates in January, May, and July 2024. The notes are currently in default and under negotiation for settlement.

●	During 2023, the Company issued convertible promissory notes to unrelated third parties with a fixed conversion price of $0.0006 per share, totaling $146,338 with a combined original issuance discount of $19,088. Of these, $17,250 of the notes are under a personal guarantee. All notes were due one year from their respective execution and funding dates. The notes are currently in default and under negotiation for settlement.

●	During 2024, a convertible promissory note of $53,230 was amended to add an additional original issuance discount (OID) of $7,985. The note is currently in default and under negotiation for settlement.

●	During 2024, the Company issued convertible promissory notes to unrelated third parties with fixed conversion prices ranging from $0.0005 to $0.0006 per share and 15% of OID. The aggregate principal amount issued during 2024 was $263,350, with total OID of $34,350. The notes were due one year from their respective execution and funding dates. These notes are currently in default and under negotiation for settlement.

●	During the second quarter of 2024, the Company settled convertible promissory notes with an aggregate principal balance of $52,500, which had a conversion price of $0.002. As part of the settlement, the Company recognized a $7,500 loss on settlement of debt during the second quarter of 2024. Total cash repayments under the settlement amounted to $60,000, and all settlement amounts were fully repaid as of the second quarter of 2025.

●	During the third quarter of 2024, the Company settled convertible promissory notes of $11,500, which had a conversion price of $0.0006. The Company completed repayment in the first quarter of 2025, with $11,500 in cash repayments.

●	During 2025 through June 2026, we issued convertible promissory notes to unrelated third parties for a total of $1,887,216 with aggregate original issuance discount of $246,159. The noteholders have the right to convert the notes into shares of Common Stock at fixed conversion prices ranging from $0.0005 to $0.0008 per share. The notes are due one year from the execution and funding of the notes. In connection with the issuance of $1,452,514 of these notes, we paid approximately 10% of the related proceeds to third parties, which has been recorded as additional debt discount. Both the original issue discount and the issuance-related costs are being amortized over the term of each tranche. $1,073,014 of the above-mentioned notes are in default and under negotiation for settlement as of the date of this report.

●	During July 2025, the Company settled a convertible promissory note with a principal balance of $11,500 through a cash repayment of $11,500.

●	In January 2026, the Company entered into a settlement agreement with the holder of certain promissory notes originally issued in 2021 and 2022, pursuant to which the outstanding notes of $172,500 were cancelled and extinguished in exchange for cash payments and the issuance of common stock. As of April 2026, the Company had fully satisfied its cash payment obligation under the settlement agreement through aggregate cash payments of $20,000. See Note 7 – Stockholders’ Deficit for additional details regarding the settlement and related share issuance.

●	During April 2026, the Company settled a convertible promissory note with a principal balance of $17,825 through a cash repayment of $17,825.

●	The total discount amortization on all of the above mentioned convertible notes payable for the three months ended June 30, 2026 and 2025 was $55,400 and $53,084, respectively. The total discount amortization on all of the above mentioned convertible notes payable for the six months ended June 30, 2026 and 2025 was $107,700 and $95,116, respectively. At June 30, 2026 and December 31, 2025, the carrying value of the notes was $6,589,684 and $6,209,306, net of unamortized discounts of $117,575 and $82,802, respectively.

●	At June 30, 2026, $5,545,758 of the above mentioned convertible notes payable are in default and negotiation of settlement. At the date of this report, $5,588,883 of the notes remain in default and in negotiation of settlement.

(3)	At June 30, 2026 and December 31, 2025, the balance of $4,495,723 and $2,046,469, respectively, consisted of the following convertible loans:

●	The balance of $20,000 of a Convertible Note originated in March 2016 is in default and negotiation of settlement. The conversion price is equal to 55% of the average of the three lowest volume weighted average prices for the three consecutive trading days immediately prior to but not including the conversion date. We have accrued interest at a default interest rate of 20% after the note’s maturity date. At June 30, 2026 and December 31, 2025, the convertible note payable with principal balance of $20,000 plus accrued interest of $39,417 and $37,406 at fair value, were recorded at $108,030 and $78,280, respectively. The Note is in default and negotiation of settlement.

●	During May 2017, we issued a Convertible Debenture in the amount of $64,000 to an unrelated third party. The note was due on May 4, 2018. The Note holder has the right to convert the note into shares of Common Stock at sixty percent (60%) of the lowest trading price of our restricted common stock for the twenty trading days preceding the conversion date. We have accrued interest at a default interest rate of 19% after the note’s maturity date. After prior conversions, at June 30, 2026 and December 31, 2025, the remaining principal of $12,629 plus accrued interest of $26,200 and $24,937, respectively, at fair value, was recorded at $129,430 and $62,610, respectively. The remaining principal balance of the Note is in default.

●	During October 2020, we issued a Convertible Debenture in the amount of $250,000 to an unrelated third party. The note was due in October 2021. The Noteholder has the right to convert the note into shares of our restricted common stock at sixty percent of the lowest trading price of our restricted common stock for the twenty-five prior trading days including the conversion date. Upon default, we increased the outstanding principal by 10% and began accruing interest at the default rate of 24% from the note’s maturity date. At June 30, 2026 and December 31, 2025, the convertible note payable with principal balance of $275,000 plus accrued interest of $329,386 and $296,657, respectively, at fair value, were recorded at $2,417,546 and $1,143,319. The Note is in default and negotiation of settlement.

●	During July 2018, we issued a convertible debenture in the amount of $50,000 to an unrelated third party, and during August 2018, we issued a convertible debenture in the amount of $20,000 to an unrelated third party. Both notes carry interest at 8% and were due one year from issuance, unless previously converted into shares of restricted common stock. Following maturity, we accrued interest at the default rate of 24%. The noteholders have the right to convert the notes into shares of common stock at fifty-five percent of the average of the three lowest trading prices of our restricted common stock for the fifteen trading days including the date of receipt of the conversion notice. At June 30, 2026 and December 31, 2025, the combined convertible notes payable plus accrued interest of $121,707 and $113,376, respectively, were recorded at fair value of $697,117 and $333,412. The Notes are in default and negotiation of settlement.

●	During January 2019, we issued a convertible debenture in the amount of $75,900 to an unrelated third party in connection with the restatement of a previously issued non-convertible note. The note was due in one year from the restatement date of the note. During November 2020, the Note holder assigned $20,000 of the $75,900 convertible note in January 2019 to a third party. The Noteholder has the right to convert the note into shares of common stock at 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. At June 30, 2026 and December 31, 2025, the remaining convertible note payable of $55,900, at fair value, was recorded at $223,600 and $83,850, respectively. The note was due January 2020. The Note is in default and negotiation of settlement.

●	During June 2019, we issued a convertible promissory note to an unrelated third party for $240,000 with original issuance discount of $40,000. The note was due one year from the execution and funding of the note. In connection with the issuance of this note, we issued 16,000,000 shares of our restricted common stock. The common stock was valued at $4,688 and recorded as a debt discount that was amortized over the life of the note. The Noteholder has the right to convert the note into shares of Common Stock at a conversion price of the lower of $0.0005 or 50% discount to the average trading price of the three lowest closing stock prices for the twenty days prior to the notice of conversion. During October 2022, repayment of $10,000 was made. At June 30, 2026 and December 31, 2025, the convertible note payable with principal balance of $230,000, at fair value, was recorded at $920,000 and $345,000, respectively. The Note is in default and negotiation of settlement.

(4)	At June 30, 2026 and December 31, 2025, the balance of $225,000 consisted of the advances received from a third party during the periods from May 2019 through May 2020 in connection with a Joint Venture proposal. The deposits were considered as payments towards the purchase of equity in the joint venture. The joint venture is currently on hold.

(5)	During June 2020, the Company executed the standard loan documents required for securing a loan from the SBA under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”) considering the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan was $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, in the amount of $731 commenced in February 2023. The balance of principal and interest is payable over a 360-month period from the date of the SBA Loan Agreement. The SBA requires that the Company collateralize the loan to the maximum extent up to the loan amount. If business fixed assets do not “fully secure” the loan the lender may include trading assets (using 10% of current book value for the calculation), and must take available equity in the personal real estate (residential and investment) of the principals as collateral. The outstanding balance for the EIDL loan at June 30, 2026 and December 31, 2025 is $149,169. The accrued interest as of June 30, 2026 and December 31, 2025 loan is $20,325 and $17,513, respectively. Interest expense was $1,406 for each of the three months ended June 30, 2026 and 2025, and $2,812 for each of the six months ended June 30, 2026 and 2025.

At June 30, 2026, the future minimum principal payments for all debts are as follows:

June 30,	Amount
2027	$12,439,089
2028	3,777
2029	3,922
2030	4,071
2031	4,226
Thereafter	118,812
$12,573,897
Less: Long-term portion SBA notes payable	(134,808)
Current portion	$12,439,089

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

Common Stock Issued for Services

On May 1, 2025, the Company entered into a consulting agreement for services. Pursuant to the agreement, the Company agreed to issue up to 300,000,000 shares of restricted common stock as compensation over an initial 12-month service period, including an initial issuance of 100,000,000 shares upon execution and monthly issuances of 20,000,000 shares beginning July 1, 2025. The initial 100,000,000 shares were issued in May 2025 and were valued at $10,000. During the third and fourth quarter of 2025, the Company issued an additional 120,000,000 shares under this arrangement, with an aggregate fair value of $20,000. During January through April 2026, the Company issued an additional 80,000,000 shares under this arrangement, with an aggregate fair value of $10,000. For the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense of $2,833 and $13,333 related to this agreement. For the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $1,667 related to this agreement.

On January 1, 2026, the Company entered into a consulting agreement for services. Pursuant to the agreement, the Company issued 30,000,000 shares of restricted common stock as compensation for a 12-month service period. The shares were valued at $3,000. For the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense of $750 and $1,500, respectively, related to this agreement. The remaining unrecognized compensation cost of $1,500 is expected to be recognized over the remaining service period (See Note 9).

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

8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
Accrued consulting fees	$355,400	$303,900
Accrued settlement expenses (1)	680,235	680,235
Accrued payroll taxes	307,732	293,847
Accrued interest	967,856	905,565
Accrued others	2,913	2,736
Total	$2,314,136	$2,186,283

(1)	On August 28, 2024, the U.S. District Court for the Eastern District of New York entered a final consent judgment against the Company, enjoining it from violating certain provisions of the federal securities laws and ordering disgorgement and civil monetary penalties. The Court entered a final consent judgment in which it was ordered to pay $520,940 in disgorgement and $59,295 in prejudgment interest thereon, as well as $100,000 in civil penalties. As of June 30, 2026 and December 31, 2025, the Company had accrued a total legal settlement amount of $680,235 (See Note 11). Any potential penalties or interest related to non-payment cannot be reasonably estimated at this time and, accordingly, have not been accrued in the accompanying unaudited condensed consolidated financial statements.

9. PREPAID EXPENSES

Prepaid expenses and other current assets consist of the following:

	June 30, 2026	December 31, 2025
Supplier advances for venom	$-	$406,472
Reserve for supplier advances	-	(406,472)
Net supplier advances	-	-
Prepaid stock based compensation (see Note 7)	1,500	3,333
Prepaid professional fees	47,999	31,999
Total	$49,499	$35,332

We performed an evaluation of our supplier advances for venom at December 31, 2025, and determined full reserves were necessary. During the six months ended June 30, 2026, the Company wrote off $405,404 of supplier advances against the related reserve. Accordingly, there were no supplier advances or related reserve balances as of June 30, 2026.

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

Between July and November 2023, $103,916 of the $264,000 settlement was converted into 59,043,425 shares, as summarized in the table below. The remaining $160,084 of the settlement was recorded as a settlement receivable in the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 and is expected to be converted in subsequent periods.

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

In March 2024, the Company sold an additional 10,000,000 shares for $17,600, the proceeds of which remained outstanding as of December 31, 2025. As a result, the gross receivable balance related to these transactions was $52,800 at June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, the Company recorded a full allowance for credit losses against the outstanding receivable balance based on management’s evaluation of collectability and current expected credit loss factors. The remaining 10,000,000 shares converted in November 2023, valued at $17,600, were recorded as an investment in StemSation stock as of June 30, 2026 and December 31, 2025 at cost. Management believes the carrying values approximate fair value based on the expected recovery pursuant to the Stock Purchase Agreement covering a total of 150,000,000 shares.

During May 2025, we purchased a convertible note for $28,750, with original issuance discount of $3,750. The note is convertible into common shares for $0.005 per common share and matures in one year from the funding of the note.

Convertible notes receivable were $30,500 and $1,750 as of June 30, 2026 and December 31, 2025, respectively. The $30,500 balance matured in May 2025 and was in default as of the filing date of this report. Management expects the outstanding balance to be fully collected.

11. COMMITMENTS AND CONTINGENCIES

Consulting Agreements

During July 2015, we signed an agreement with a company to provide consulting services for five years. In connection with the agreement, 500,000 shares of our restricted common stock and a one year 8% note of $50,000 were granted. The shares were valued at $0.18 per share. As the services provided were in dispute, the shares and note payable have not been issued as of June 30, 2026. As of June 30, 2026 and December 31, 2025 we have accrued $142,500 in accrued expenses on the accompanying condensed consolidated balance sheets.

During October 2015, the Company signed an agreement with a consultant for consulting services for a year. In connection with the agreement, 2,500,000 shares of the Company’s restricted common stock were granted and the Company was to make monthly cash payments of $3,000. As of December 31, 2016, the Company recorded an equity compensation charge of $31,750, however, only 1,000,000 of the shares have been issued. As of June 30, 2026 and December 31, 2025, $19,150 has been recorded in accrued expense to account for the 1,500,000 shares of common stock that have not been issued.

During September 2022, the Company renewed its consulting agreement with an external consultant for a three-year term, providing for monthly compensation of $10,000. In September 2025, the agreement was further renewed for an additional one-year term through September 2026. Consulting expenses totaled $30,000 for the three months ended June 30, 2026 and 2025, respectively, and are included within consulting expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, accrued consulting fees payable to this external consultant totaled $158,850 and $141,850, respectively, and are included in accrued expense on the accompanying condensed consolidated balance sheets.

On January 1, 2025, the Company entered into an Agent and Representation Agreement with an external consulting company pursuant to which the agent will solicit prospective commercial and contract manufacturing clients on behalf of the Company. Under the agreement, the Company is obligated to pay referral commissions to the agent for clients introduced by the agent who purchase the Company’s products or services. The agreement required an initial payment of $20,000 related to certain introduced clients, which was paid during the first quarter of 2025, and provides for additional commissions for the life of each referred client account, subject to the terms and conditions of the agreement. Consulting expenses of $5,000 and $10,000 were recorded for the three months ended June 30, 2026 and 2025, respectively, and $5,000 and $30,000 for the six months ended June 30, 2026 and 2025, respectively. These amounts are included within consulting expenses in the accompanying unaudited condensed consolidated statements of operations.

On May 1, 2025, the Company entered into a consulting agreement for services. Pursuant to the agreement, the Company agreed to issue up to 300,000,000 shares of restricted common stock as compensation over an initial 12-month service period, including an initial issuance of 100,000,000 shares upon execution and monthly issuances of 20,000,000 shares beginning July 1, 2025. The initial 100,000,000 shares were issued in May 2025 and were valued at $10,000. During the third and fourth quarters of 2025, the Company issued 120,000,000 shares under this arrangement, with an aggregate fair value of $20,000. During January through April 2026, the Company issued an additional 80,000,000 shares under this arrangement, with an aggregate fair value of $10,000. For the three months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of $2,833 and $1,667, respectively, and $13,333 and $1,667, respectively, in the corresponding six-month periods related to this agreement. (See Note 7 and Note 9).

In December 2025, the Company entered into a business collaboration agreement with a third-party service provider to support its expansion into the Indian market. Under the agreement, the service provider will assist with business development activities, including identifying potential customers, facilitating negotiations, and supporting market entry efforts. Under the agreement, the Company paid a mobilization fee of $9,440 in January 2026. The Company will also provide product samples having a value of $1,000 at no cost to the service provider. For each new customer generated under the arrangement, the provider is entitled to a commission equal to 20% of gross sales, commencing with the first sale to such customer.

On January 1, 2026, the Company entered into a one-year consulting agreement with an external consultant, providing for monthly compensation of $7,000. Consulting expenses incurred under the agreement totaled $28,000 and $42,000 for the three and six months ended June 30, 2026, respectively, and are included in consulting expenses in the accompanying condensed consolidated statements of operations.

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

As of June 30, 2026 and December 31, 2025, the Company had an outstanding principal balance of $0 and $20,000, respectively (see Note 6). Payments totaling $20,000 were made during January and February 2026.

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

In July 2024, a final judgment was issued, ordering the defendant to pay $520,940 in disgorgement, $59,295 in prejudgment interest, and a $100,000 civil penalty. As of June 30, 2026 and December 31, 2025, the Company had accrued a total legal settlement amount of $680,235 (See Note 8). Any potential penalties or interest related to non-payment cannot be reasonably estimated at this time and, accordingly, have not been accrued in the accompanying unaudited condensed consolidated financial statements.

Settlement with Marc Weller

In January 2026, the Company entered into a settlement agreement with Marc Weller in connection with a dispute arising in the ordinary course of business (See Note 6 and Note 7). As part of the settlement, the outstanding notes, with an aggregate carrying value of approximately $172,500, were cancelled and extinguished in exchange for (i) $20,000 in cash, payable in four monthly installments, and (ii) 60,000,000 shares of the Company’s common stock. All cash payments have been made and shares issued in accordance with the settlement agreement terms as of June 30, 2026.

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

For the three and six months ended June 30, 2026, one third-party customer accounted for approximately 5% of the Company’s net sales, respectively. For the three and six months ended June 30, 2025, the same customer accounted for approximately 20% and 25% of the Company’s net sales, respectively. These revenues were generated within the Company’s single reportable segment.

For the three and six months ended June 30, 2026, sales to a related party, accounted for approximately 41% and 42% of total revenues, respectively. For the three and six months ended June 30, 2025, the same customer accounted for approximately 31% and 32% of total revenues, respectively. These sales are included within the Company’s single reportable operating segment. See Note 13 – Related Party Transactions for additional information.

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

As of June 30, 2026 and December 31, 2025, the Company recorded accounts receivable from related party of $21,567 and $24,385, respectively, related to Avini product sales.

The Company had fully reserved receivables from another company owned by the former CEO. The reserve was $177,261 as of June 30, 2026 and December 31, 2025.

During 2010 we borrowed $200,000 from one of our directors. Under the terms of the loan agreement, this loan was expected to be repaid in nine months to a year from the date of the loan along with interest calculated at 10% for the first month plus 12% after 30 days from funding. We are in default regarding this loan. The loan is under personal guarantee by Mr. Deitsch. We repaid the principal balance in full as of December 31, 2016. The Company paid $65,000 of accrued interest during 2021 and 2022, including $10,000 settled through the issuance of 12,500,000 shares of common stock in a related-party transaction in 2021, and paid an additional $10,000 of accrued interest during the first quarter of 2025. At June 30, 2026 and December 31, 2025, we owed this director accrued interest of $215,081 and $202,831, respectively.

As of June 30, 2026 and December 31, 2025, we had the following related party balances:

	June 30,	December 31,
	2026	2025
Account receivable – related party, net	$21,567	$24,385
Due from employee – related party, net	47,554	38,043
Due to related parties (See Note 5)	1,773,851	1,592,794
Accrued payroll due to officers	1,989,850	1,854,802
Accrued interest to a related party	215,081	202,831

For the three months ended June 30, 2026 and 2025, we had the following related party transactions:

	June 30, 2026	June 30, 2025
Net sales to a related party	$23,459	$37,611
Raw materials purchased from a related party	-	14,000
Interest expense to a related party	6,248	5,550
Other income	-	5,000
Due from employee – related party, net	9,511	-

For the six months ended June 30, 2026 and 2025, we had the following related party transactions:

	June 30, 2026	June 30, 2025
Net sales to a related party	$44,427	$74,031
Raw materials purchased from a related party	-	27,000
Interest expense to a related party	12,250	11,135
Other income	-	5,000
Due from employee – related party, net	9,511	-

The $5,000 recognized during the second quarter of 2025 relates to amounts received from a related party for the shared use of equipment.

These transactions were not conducted at arm’s length and therefore may not reflect the terms that would have been agreed to with an unrelated third party.

14. RESEARCH SERVICES AGREEMENT WITH STEMSATION

On July 1, 2024, the Company entered into a one-year Research Services Agreement with StemSation to provide research and development services related to certain StemSation technologies. Under the agreement, the Company was entitled to receive $200,000 for services, payable upon execution and as requested. Revenue was recognized ratably at $50,000 per quarter over the original contractual term. The agreement was terminated effective March 31, 2025. The Company recognized $0 and $50,000 of other income for the three months ended June 30, 2026 and 2025, respectively. These amounts are included in the accompanying unaudited condensed consolidated statements of operations.

15. SUBSEQUENT EVENTS

Convertible Promissory Notes

During July to August 2026, we issued convertible promissory notes to unrelated third parties for a total of $180,550 with original issuance discount of $23,550. The Noteholders have the right to convert the notes into shares of Common Stock at fixed conversion price ranging from $0.0006 to $0.0008 per share. The notes are due one year from the execution and funding of the notes. In connection with $149,500 of the notes issued, we paid 10% of the proceeds to a third party, which has been recorded as a debt discount. Both the original issuance discount and the issuance-related costs are being amortized over the term of each note.

Promissory Notes

In July 2026, the Company entered into a Purchase and Sale of Future Receipts Agreement with a third party. Pursuant to this agreement, the buyer purchased $163,750 of the Company’s future receivables in exchange for total proceeds of $121,875, on a non-recourse basis. The Company authorized the buyer to debit its bank account at a specified remittance frequency until the full purchased amount of $163,750 was collected. In connection with this transaction, the Company recorded a total debt discount of $41,875 related to loan origination fees and issuance costs, which is being amortized over the term of the agreement.

Convertible Notes Receivable

During August 2026, we purchased $22,000 of convertible notes receivable with original issuance of $2,000 from StemSation. The note is convertible into common shares at a conversion price of $0.01 per common share and matures in one year from the funding date of the note. The original issuance discount is amortized over the life of the note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our business during the six months ended June 30, 2026 has focused upon marketing our homeopathic drugs for the treatment of pain:

●	Nyloxin (Stage 2 Pain)
●	Nyloxin Extra Strength (Stage 3 Pain)
●	Pet Pain–Away
●	Equine Pain–Away
●	Luxury Feet

During the six months ended June 30, 2026 and thereafter, the following has occurred:

Since October of 2025, we have expanded our online efforts to include marketing and social media consultants to expand sales of Nyloxin and Pet Pain-Away. This has led to a bigger footprint on Amazon as well as the placement of Pet Pain-Away on Chewy, the largest online pet site.

During the second quarter of 2026, we have brought the Company’s financial reporting current.

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

Results of Operations – Comparison of Three-Month Periods Ended June 30, 2026 and 2025

Net sales to unrelated customers were $34,463 for the three months ended June 30, 2026, compared to $84,532 for the same period in 2025, representing a decrease of $50,069, or approximately 59.23%. The decrease was primarily attributable to certain dietary supplement product lines that were transitioned to Avini Health beginning in the fourth quarter of 2025, while the Company retained ownership of its cobra venom technology and related individual brands, as well as lower private label customer order volumes and the timing of orders during the current quarter.

Net sales to a related party, Avini Health (Avini), were $23,459 for the three months ended June 30, 2026, compared to $37,611 for the same period in 2025, representing a decrease of $14,152, or approximately 37.63%. The decrease was primarily attributable to reduced sales volume during the current quarter compared to the prior-year period.

Cost of sales for the three–month period ended June 30, 2026 is $25,297 compared to $58,715, for the three–month period June 30, 2025. Our cost of sales includes the direct costs associated with manufacturing, shipping, handling costs, and inventory quality control personnel salaries. Our gross profit margin for the three–month period ended June 30, 2026 is $32,625 or 56.33% compared to $63,428 or 51.93% for the three–month period ended June 30, 2025. This gross margin includes reserves of $0 in the current quarter and $5,000 in the prior-year quarter for undelivered venom and slow-moving inventory. The slight increase was primarily attributable to lower manufacturing costs related to private label product sales to unrelated parties.

Operating expenses increased by $114,132, or 32.24%, from $353,957 for the quarter ended June 30, 2025 to $468,089 for the quarter ended June 30, 2026. The increase was primarily attributable to higher consulting fees related to general business advisory services and professional fees incurred in connection with the Company’s resumption of SEC filing and tax returns activities.

Other income was $2,305 and $8,750 for the three months ended June 30, 2026 and 2025, respectively. The increase was primarily attributable to $5,000 recognized during the second quarter of 2025 related to amounts received from a related party for the shared use of equipment.

Interest expense, including related party interest expense, increased $3,378 or 3.16%, from $106,792 for the quarter ended June 30, 2025 to $110,170 for the quarter ended June 30, 2026. This slight increase was primarily due to the increase in amortization of loan discounts in the quarter ended June 30, 2026 compared to the prior-year period.

We carry certain of our debentures at fair value. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt is included in the value of the derivative liabilities. For the three months ended June 30, 2026 and 2025, the liability related to these hybrid instruments fluctuated, resulting in a loss of $3,405,443 and a gain of $704,622, respectively. Interest expense on these debentures is included in the change in fair value of convertible notes and derivatives in the accompanying unaudited condensed consolidated statements of operations.

Gain on settlement of debt decreased by $53,526, from a gain of $53,526 the second quarter of 2025 to no gain or loss during the second quarter of 2026, primarily due to a gain recognized from a debt settlement executed during the second quarter of 2025.

As a result of the foregoing, our net loss increased by $4,318,349 or 1,168.46%, from a net income of $369,577 for the quarter ended June 30, 2025 to a net loss of $3,948,772 for the quarter ended June 30, 2026.

Results of Operations – Comparison of Six-Month Periods Ended June 30, 2026 and 2025

Net sales to unrelated customers were $61,709 for the six months ended June 30, 2026, compared to $158,506 for the same period in 2025, a decrease of $96,797, or approximately 61.07%. The decrease was primarily attributable to certain dietary supplement product lines that were transitioned to Avini Health beginning in the fourth quarter of 2025, while the Company retained ownership of its cobra venom technology and related individual brands, as well as lower private label customer order volumes and the timing of orders during the current quarter.

Net sales to a related party, Avini Health (Avini), were $44,427 for the six months ended June 30, 2026, compared to $74,031 for the same period in 2025—a decrease of $29,604, or approximately 39.99%. The decrease was primarily attributable to reduced sales volume during the current quarter compared to the prior-year period.

Cost of sales for the six–month period ended June 30, 2026 is $54,536 compared to $104,978 for the six–month period June 30, 2025. Our cost of sales includes the direct costs associated with manufacturing, shipping and handling costs. Gross profit for the six months ended June 30, 2026 was $51,600, or 48.62%, compared to $122,559, or 52.71%, for the comparable period in 2025. Gross profit in prior-year period includes inventory reserves of $5,000 related to undelivered venom and slow-moving inventory. Excluding these reserves, gross margin for the six months ended June 30, 2026 would have been approximately 48.62%, compared to 54.86% for the prior-year period. The decrease in adjusted gross margin is primarily attributable to higher manufacturing costs associated with private label product sales to unrelated parties, reflecting a different product mix during the six-month period.

Operating expenses increased by $103,406, or 13.55%, from $762,907 for the six months ended June 30, 2025 to $866,313 for the six months ended June 30, 2026. The increase was primarily attributable to higher professional fees incurred in connection with the Company’s resumption of SEC filing and tax returns activities.

Other income totaled $2,305 and $58,750 for the six months ended June 30, 2026 and 2025, respectively. Amounts in prior-year period was primarily attributable to $50,000 recognized in the first quarter of 2025 under a short-term research and development services contract, and $5,000 related to a one-time related-party reimbursement for shared equipment usage recognized in the second quarter of 2025.

Interest expense, including related party interest expense, increased $5,945 or 2.91%, from $204,587 for the six months ended June 30, 2025 to $210,532 for the six months ended June 30, 2026. This increase was primarily due to the increase in amortization of loan discounts in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

We carry certain of our debentures and common stock warrants at fair value. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debt, options and warrants are included in the value of the derivative liabilities. For the six months ended June 30, 2026 and 2025, the liability related to these hybrid instruments fluctuated, resulting in a loss of $3,526,007 and $302,687, respectively. Interest expense on these debentures is included in the change in fair value of convertible notes and derivatives in the accompanying unaudited condensed consolidated statements of operations.

Gain on settlement of debt and accrued expenses for the six months ended June 30, 2026 was $140,500, compared to a gain of $53,526 for the corresponding period in 2025. The higher gain in 2026 was primarily attributable to differences in the terms and resulting gains recognized on debt settlements during the respective periods.

As a result of the foregoing, our net loss increased by $3,373,101 or 325.79%, from net loss of $1,035,346 for the six months ended June 30, 2025 to a net loss of $4,408,447 for the six months ended June 30, 2026.

Liquidity and Capital Resources

We have incurred significant losses from operations and working capital and stockholders’ deficits raise substantial doubt about our ability to continue as a going concern. Further, as stated in Note 1 to our condensed consolidated unaudited financial statements for the period ended June 30, 2026, we have an accumulated deficit of $82,686,976 at June 30, 2026. In addition, we have a significant amount of indebtedness in default, a working capital deficit of $21,233,689 and a stockholders’ deficit of $21,208,753 at June 30, 2026.

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

Current operations are primarily being funded through a combination of product sales, promissory notes and convertible notes. During the six months ended June 30, 2026, the Company raised $463,001 from the issuance of convertible notes and $83,250 from promissory notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2026, we carried out an evaluation under the supervision and the participation of our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2026, as defined in Rule 13a–15 under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our management, including our Chief Executive Officer, concluded that, because of the material weaknesses in internal control over financial reporting discussed in Section 9A of our annual report on Form 10–K, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of June 30, 2026. In light of this, we performed additional post–closing procedures and analyses in order to prepare the Condensed Consolidated Unaudited Financial Statements included in this report. As a result of these procedures, we believe our Condensed Consolidated Unaudited Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or 15d–15 under the Exchange Act that occurred during the six months ended June 30, 2026 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2024, a final judgment was issued, ordering the defendant to pay $520,940 in disgorgement, $59,295 in prejudgment interest, and a $100,000 civil penalty. As of June 30, 2026 and December 31, 2025, the Company had accrued a total legal settlement amount of $680,235.

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

Item 3. Defaults Upon Senior Securities

As of June 30, 2026, certain of the Company’s promissory notes and convertible promissory notes were in default. The Company is currently negotiating settlements with the respective noteholders. Additional information regarding these notes is included in Note 6 – Debt Notes to the unaudited condensed consolidated financial statements included in Part I of this report.

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

NUTRA PHARMA CORP.
Registrant

Dated: August 19, 2026	/s/ Michael Flax, DDS
Michael Flax, DDS
Chief Executive Officer/Chief Financial Officer

